Form 10-Q
period 1993-12-25
PRO FAC COOPERATIVE INC
filed 1994-02-08
CIK 202932

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q

         Quarterly Report under Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

          (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 25, 1993

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from               to
              Registration Statement (Form S-1) Number  2-66772

                           PRO-FAC COOPERATIVE, INC.
            (Exact Name of Registrant as Specified in its Charter)

          New York                                                        16-
6036816
(State or other jurisdiction of                                         (IRS
Employer
incorporation or organization)
Identification Number)

           90 Linden Place, P.O. Box 682, Rochester, NY        14603
             (Address of Principal Executive Offices)       (Zip Code)

       Registrant's Telephone Number, Including Area Code (716) 383-1850

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90         days.

                         YES  X               NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 14, 1994.

                           Common Stock - 2,097,309

Part I.  FINANCIAL INFORMATION
Item I - FINANCIAL STATEMENTS

The interim financial statements contained herein are unaudited, but in the opinion of the management of the Cooperative include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

                                 Pro-Fac Cooperative, Inc.
                                 Statement of Net Proceeds
(Dollars in Thousands except per share amounts)

                                                  Three Months Ended    Six Months Ended
                                                 12/25/93   12/25/92  12/25/93   12/25/92
Revenues:
Proceeds from sale of crops to Curtice
  Burns Foods, Inc.
     Estimated commercial market value
        delivered during the period              $17,245    $16,489   $59,572    $56,017
     Additional proceeds under the
        Integrated Agreement                       9,700      3,381    12,473      5,213
Interest income                                    4,192      4,419     8,316      8,557
Patronage dividend from Springfield
  Bank for Cooperatives                              350        375       700        750
           Total revenues                         31,487     24,664    81,061     70,537

Costs and expenses:
  Estimated commercial market value paid
     to or accrued for the accounts of
        members during the period                 17,245     16,489    59,572     56,017
  Interest expense                                 3,106      3,677     6,274      7,175
  Administrative expenses                            206        133       409        389
           Total costs and expenses               20,557     20,299    66,255     63,581

Excess of revenues before taxes, dividends
  and allocation of net proceeds                  10,930      4,365    14,806      6,956
Provision for taxes on income                       (409)      (411)     (818)      (823)

Net income (proceeds before dividends)            10,521      3,954    13,988      6,133
Dividends on common and preferred stock               --         --    (4,390)    (4,548)

Net proceeds                                      10,521      3,954     9,598      1,585
Allocation from/(to) earned surplus               (1,590)    (1,067)     (667)     1,302

Net proceeds available to members                $ 8,931    $ 2,887   $ 8,931    $ 2,887

Allocation of net proceeds available to members:
  Estimated to be payable currently              $ 1,725    $   547   $ 1,725    $   547
  Allocated to members but retained by the
     Cooperative:
        Qualified retains                          6,901      2,190     6,901      2,190
        Non-qualified retains                        305        150       305        150
                                                 $ 8,931    $ 2,887   $ 8,931    $ 2,887

The accompanying notes are an integral part of these financial statements.
/TABLE

Pro-Fac Cooperative, Inc.
Balance Sheet
(Dollars in Thousands)
Assets                                                         12/25/93  6/26/93    12/25/92
   Current assets:
     Cash                                                      $     54  $     19   $     30
     Accounts receivable                                            374        25        864
     Receivable from Curtice Burns Foods, Inc.                   39,241     9,113     43,002
     Current portion of long-term loans receivable
        from Curtice Burns Foods, Inc.                           14,000    16,000     14,000
     Current portion of investment in direct
        financing leases                                         21,184    21,184     21,940
     Current portion of investment in
        Springfield Bank for Cooperatives                         1,356     1,172        773
     Income taxes refundable                                         --        70         --
     Prepaid expenses                                             1,604       693         27
           Total current assets                                  77,813    48,276     80,636
     Long-term portion of investment in direct
        financing leases                                        126,325   152,329    154,240
     Long-term loans receivable from Curtice
        Burns Foods, Inc.                                        76,262    78,648     68,877
     Long-term portion of investment in Springfield
        Bank for Cooperatives                                    17,543    16,814     14,709
     Deferred tax benefit                                         2,117     2,010      2,500
     Finance receivable related to intangibles                   25,725    26,545     50,116
     Other assets                                                   253       262        275
           Total assets                                        $326,038  $324,884   $371,353

Liabilities and Shareholders' and Members Capitalization
   Current liabilities:
     Notes payable                                             $ 31,100  $ 12,000   $ 37,000
     Accounts payable                                             3,272     1,019        100
     Accrued expenses                                             2,994     3,019      3,503
     Federal and state income taxes payable                         854        --      1,255
     Current portion of long-term debt                           14,000    16,000     14,010
     Amounts due members                                         25,549    14,525     24,670
        Total current liabilities                                77,769    46,563     80,538
   Long-term debt                                               133,014   168,000    156,000
   Other non-current liabilities                                    468       417        388
        Total liabilities                                       211,251   214,980    236,926
Commitments

Shareholders' and members' capitalization:
   Retained earnings allocated to members                        36,377    29,446     32,130
   Non-qualified allocation to members                            5,959     5,704      6,795
   Capital Stock -
     Preferred, par value $25, authorized  -
        5,000,000 shares; issued and
           outstanding - 2,378,807, 2,378,807 and
              2,148,050, respectively                            59,470    59,470     53,701
     Common, par value $5, authorized -
        5,000,000 shares
                             12/25/93     6/26/93   12/25/92

Shares issued                2,096,860   2,690,430  2,671,193
Shares subscribed               17,063      24,788     50,521
        Total subscribed
           and issued        2,113,923   2,715,218  2,721,714
Less subscriptions
  receivable in installments   (17,063)    (24,788)   (50,521)
                             2,096,860   2,690,430  2,671,193    10,484    13,455     13,356
    Earned surplus                                                2,497     1,829     28,445
        Total shareholders' and
           members' capitalization                              114,787   109,904    134,427
        Total liabilities and capitalization                   $326,038  $324,884   $371,353

The accompanying notes are an integral part of these financial statements.
/TABLE

Pro-Fac Cooperative, Inc.
Statement of Cash Flows (Dollars in Thousands)
                                                                   Six Months Ended
                                                               12/25/93         12/25/92
Cash flows from operating activities:
  Net income                                                   $ 13,988         $  6,133
    Amount payable to members currently                          (1,725)            (547)
    Change in deferred tax benefit                                 (107)             (51)
  Change in assets and liabilities:
    Accounts receivable                                            (349)            (221)
    Accounts payable and accrued expenses                         2,228             (126)
    Amounts due to members                                       11,024            7,868
    Federal and state taxes payable/refundable                      924              (87)
    Other assets and liabilities                                   (870)             626
  Net cash provided by operating
    activities                                                   25,113           13,595

Cash flows from investing activities:
  Due from Curtice Burns, net                                   (25,742)         (23,812)
  Return from investment in direct financing leases              26,004           11,118
  Investment in Springfield Bank                                   (913)            (919)
  Cash received from the finance receivable
    related to intangibles                                          820            3,327
  Net cash from/(used in) investing activities                      169          (10,286)

Cash flows from financing activities:
  Proceeds from short-term debt                                  19,100            9,000
  Payments on long-term debt                                    (36,986)          (8,015)
  Issuance of common stock, net of cancellations                 (2,971)             259
  Cash dividends paid                                            (4,390)          (4,548)
  Net cash provided by financing activities                     (25,247)          (3,304)

Net change in cash                                                   35                5
Cash at beginning of period                                          19               25
Cash at end of period                                          $     54         $     30

Supplemental Disclosure of Cash Flow Information
  Cash paid/(received) during the year for:
    Interest                                                   $  6,274         $ 10,580
    Income taxes, net                                          $   (106)        $    910

The accompanying notes are an integral part of these financial statements.
/TABLE

                           PRO-FAC COOPERATIVE, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 1.  AGREEMENT WITH CURTICE-BURNS FOODS, INC. ("Curtice Burns")

Pro-Fac has a contractual relationship with Curtice Burns under the Integrated Agreement ("the Agreement") consisting of four sections: Operations Financing, Marketing, Facilities Financing, and Management, which extends to 1997 and provides for two successive five-year renewals at the option of Curtice Burns.

The provisions of the Agreement include the financing of certain assets utilized in the business of Curtice Burns and provide a sharing of income and losses between Curtice Burns and Pro-Fac. Under the Agreement, title to substantially all of Curtice Burns' fixed assets is held by Pro-Fac, and Pro-Fac provides the major portion of the financing of Curtice Burns' operations. As described below under "Potential Sale of Curtice Burns and Possible Effects on Pro-Fac," Curtice Burns is exploring several options, some of which could lead to a termination by Curtice Burns of the Agreement. Such a termination would have a material adverse effect on Pro-Fac's ability to provide a market for crops and would eliminate Pro-Fac's right to share in earnings with Curtice Burns.

Revenues received from Curtice Burns under the Agreement for the six months ended December 25, 1993, and December 25, 1992, include: commercial market value of crops delivered, $59,572,000 and $56,017,000, respectively; interest income, $8,314,000 and $8,557,000, respectively; and additional proceeds from profit sharing provisions, $12,473,000 and $5,213,000, respectively. In addition, Pro-Fac received financing amortization payments of $26,824,000 and $12,518,000 for the periods ended December 25, 1993 and December 25, 1992, respectively.

Potential Sale of Curtice Burns and Possible Effects on Pro-Fac

On March 23, 1993, Curtice Burns announced that Agway Inc., which owns 99 percent of Curtice Burns' Class B shares and approximately 14 percent of Curtice Burns' Class A shares, was considering the potential sale of its interest in Curtice Burns. At its meeting held on August 9 and 10, 1993, the Curtice Burns Board of Directors authorized Curtice Burns' management with the advice of its investment bankers to pursue strategic alternatives for Curtice Burns. These options include negotiations with Pro-Fac and its investment banker relating to Pro-Fac gaining control of the business; the possible sale of the entire equity of Curtice Burns to a third party; and a possible expanded restructuring plan and a refinancing plan which would involve Curtice Burns exercising its option to purchase from Pro-Fac the property and equipment and certain other assets used by Curtice Burns in its business.

Curtice Burns has the right to terminate the Agreement on 60-days notice. In the event of a termination, Curtice Burns must repay all debt owed to Pro-Fac and has the option to purchase all of the assets owned by Pro-Fac at book value. Curtice Burns has advised Pro-Fac that it believes it would be required to pay Pro-Fac $302,737,000 based on the December 25, 1993 book value. Pro-Fac has advised Curtice Burns that it believes the amount would be significantly higher and has reserved all rights to dispute Curtice Burns' position in the event of a termination of the Agreement.

A substantial part of the dispute over the amounts that would be due to Pro-Fac in the event of a termination of the Agreement involve writedowns recorded as of June 26, 1993 by Curtice Burns of the book value of Hiland Potato Chip Company and Curtice Burns Meat Snacks. Pro-Fac believes that the asset writedown should not affect amounts to be paid for assets should Curtice Burns terminate the Agreement. Pro-Fac and Curtice Burns have agreed to defer any resolution of their disagreement over this issue until such time as Curtice Burns may decide to terminate the Agreement.

Management of Pro-Fac is actively evaluating the effects of a sale of Curtice Burns or other potential changes in its relationship with Curtice Burns. In this regard, it is exploring alternatives for Pro-Fac, including: (1) acquiring all or part of Curtice Burns; (2) continuing its relationship with Curtice Burns or any third-party purchaser of Curtice Burns under the Agreement, on the same or modified terms; and (3) protecting Pro-Fac's interest, including amounts that would be due to Pro-Fac by Curtice Burns in the event of a proposed termination under the Agreement

Note 2.  RECEIVABLES FROM CURTICE BURNS FOODS, INC.

Current and long-term receivables from Curtice Burns under the Agreement consist of the following:

                               12/25/93       12/25/92

Current receivable            $39,241,000    $43,002,000
Long-term receivable          $90,262,000    $82,877,000
 Less current portion          14,000,000     14,000,000
                              $76,262,000    $68,877,000

The long-term receivable shown above is loaned to Curtice Burns under the same conditions and at the same rates as the Cooperative obtained from its lenders. Provisions of the Agreement between the two companies do, however, allow Pro-Fac, with sufficient notice to Curtice Burns, to accelerate the repayment of outstanding debt should Pro-Fac require such funds for its legitimate business purposes. In addition to the receivables shown above, the finance receivable related to intangibles amounted to $25,725,000 and $50,116,000 at December 25, 1993 and December 25, 1992, respectively. The amount of the finance receivable relative to intangibles is related to the dispute disclosed in Note 1.

Note 3.  DEBT

Short-Term Debt -

Short-term borrowings are made by the Cooperative under a seasonal line of credit with Springfield which currently provides for borrowings up to $46,000,000. Outstanding borrowings at December 25, 1993 amounted to $31,100,000 at 4.5 percent. The maximum amount of short-term borrowings outstanding during the six months ended December 25, 1993 was $46,000,000.

The Cooperative's short-term borrowings are loaned to Curtice Burns under the same conditions and at the same rates as the Cooperative obtained from its lenders. Provisions of the Agreement between the two companies do however, allow Pro-Fac, with sufficient notice to Curtice Burns, to accelerate the repayment of outstanding debt should Pro-Fac require such funds for its legitimate business purposes.

Long-Term Debt -

The Cooperative's long-term debt consists of the following:

                                      12/25/93        12/25/92
Term loans due Springfield:
 Interest rate of 6.3% and
   7.1% at 12/25/93
      and 12/25/93 respectively     $147,014,000    $170,000,000
 Other debt                                   --          10,000
                                     147,014,000     170,010,000
   Less current portion               14,000,000      14,010,000
                                    $133,014,000    $156,000,000

The term loans are collateralized by the Cooperative's investment in Springfield Bank for Cooperatives. In addition, Curtice Burns guarantees all of the Cooperative's bank debt and the Cooperative guarantees Curtice Burns' short-term notes payable to commercial banks and certain other debt. The total lines of credit available to the companies for seasonal borrowings expire annually unless extended or renewed. Curtice Burns had short-term notes payable to commercial banks at December 25, 1993 and December 25, 1992 of $17,000,000 and $40,000,000, respectively.

Additional information with respect to borrowing arrangements

Because Pro-Fac's income is largely determined by the income of Curtice Burns and because Pro-Fac guarantees the debt of Curtice Burns and Curtice Burns guarantees the debt of Pro-Fac (substantially all of which is advanced to Curtice Burns), management and lenders use combined pro forma financial statements to assess the financial strength of the two companies. Specifically, the combined statement of operations, balance sheet and statement of cash flows portray the financial results, cash flows and equity of Curtice Burns and Pro-Fac. Management believes that combined financial statements are useful because they provide information concerning Pro-Fac's ability to continue present credit arrangements and/or obtain additional borrowings in the future.

Certain borrowing agreements require that the companies maintain specified levels with regard to working capital, net income, tangible net worth, coverage of interest and fixed charges and the incurrence of additional debt. The Cooperative is in compliance with restrictions and requirements under the terms of the borrowing agreements. The revolving lines of credit under such agreements have been renewed through November 1994. Such renewals provide for adjustments in interest rates and covenants and grant to both short-term and long-term lenders, or entitle such lenders to obtain, liens on substantially all assets of Curtice Burns and Pro-Fac as collateral for borrowings under such agreements.

Such financial statements are neither necessary for a fair presentation of the financial position of Pro-Fac nor appropriate as primary statements for Curtice Burns' shareholders or for Pro-Fac shareholders and members because they combine earnings, assets and liabilities and cash flows which are legally attributable to either Curtice Burns' shareholders or to Pro-Fac shareholders and members, but not to both. Accordingly, the condensed pro forma financial statements presented herein are special purpose in nature and should be used only within the context described.

                     Combined Pro Forma Condensed Statement of Operations
(Millions)
                                                       Six Months Ended
                                              December 25, 1993            December 25, 1992
                                 Curtice
                                  Burns   Pro-Fac   Eliminations  Combined     Combined
Sales and revenues               $453.3   $ 81.1       $(81.1)     $453.3       $455.5
Cost of sales                     322.4     59.6        (59.6)      322.4        322.1
Restructuring (gain)/loss          (8.1)      --           --        (8.1)         2.2
Selling, administrative
  and general expenses            103.4       .4          (.8)      103.0        109.4
Interest expense                   10.0      6.3         (8.3)        8.0          8.9
Pro-Fac share of earnings          12.4       --        (12.4)         --           --
Total cost and expenses           440.1     66.3        (81.1)      425.3        442.6

Income before taxes                13.2     14.8                     28.0         12.9

Provision for taxes                (5.3)     (.8)                    (6.1)        (3.3)

Net income                       $  7.9   $ 14.0                   $ 21.9       $  9.6

Transactions between Pro-Fac and Curtice Burns have been eliminated for purposes of this combined statement of operations.
/TABLE

                          Combined Pro Forma Condensed Balance Sheet
(Millions)
                                              December 25, 1993            December 25, 1992
                                 Curtice
                                  Burns   Pro-Fac   Eliminations  Combined     Combined
Assets
  Current assets (A)(C)          $303.3   $ 77.8       $ (74.4)    $306.7       $316.0
  Property, plant and
     equipment, net (B)           169.5       --            --      169.5        197.2
  Investment in direct
     financing leases (C)                  126.3        (126.3)        --           --
  Due from Curtice Burns (D)                76.3         (76.3)        --           --
  Goodwill and other intangibles   25.7     25.7            --       51.4        100.2
  Other assets                      8.0     19.9            --       27.9         24.2
     Total assets                $506.5   $326.0       $(277.0)    $555.5       $637.6

Liabilities and Net Worth
  Current liabilities (A)(C)     $202.8   $ 77.8       $ (74.4)    $206.2       $207.8
  Lease obligations (C)           128.1       --        (126.3)       1.8          2.0
  Long-term debt--
     Due Pro-Fac (D)               76.3       --         (76.3)        --           --
     Due others                     4.8    133.0            --      137.8        164.6
  Other liabilities                13.5       .5            --       14.0         23.3
     Total liabilities            425.5    211.3        (277.0)     359.8        397.7
  Shareholders' equity and
     members' capitalization (E)   81.0    114.7            --      195.7        239.9

     Total Liabilities and
        Net Worth                $506.5   $326.0       $(277.0)    $555.5       $637.6

Notes to combined balance sheet:

(A)   Current assets of Pro-Fac consist principally of amounts due from Curtice Burns with respect to the Agreement described in Note 1.  Such amounts are eliminated for purposes of this balance sheet.

(B)   Property, plant and equipment to which Pro-Fac holds title (with net book value of
      $147.5 million at December 25, 1993) is leased to Curtice Burns on a financing basis.
      Such leased assets are reclassified as property, plant and equipment for purposes of this balance sheet.

(C)   The majority of Curtice Burns' lease obligations are payable to Pro-Fac and amount to
      $147.5 million at December 25, 1993, of which $21.2 million is payable currently.  The related Curtice Burns liability and  Pro-Fac receivable are eliminated for purposes of this balance sheet.

(D)   Long-term borrowings by Curtice Burns from Pro-Fac under the Agreement are eliminated for purposes of this balance sheet.

(E)   Shareholders' equity of Curtice Burns consists of Class A common stock at par, $6.5 million; Class B common stock at par, $2.0 million; additional paid-in capital, $13.7 million, and retained earnings, $58.7 million.
/TABLE

                     Combined Pro Forma Condensed Statement of Cash Flows
(Millions)
                                                        Six Months Ended
                                               December 25, 1993             December 25, 1992
                                  Curtice
                                   Burns   Pro-Fac   Eliminations  Combined      Combined
Net cash (used in)/provided by
  operating activities            $(10.1)  $ 25.1       $(10.2)     $  4.8        $(31.3)

Net cash provided by/(used in)
  investing activities              11.8       .2         (1.1)       10.9          (1.O)

Net cash provided by/(used in)
  financing activities               1.7    (25.3)        11.3       (12.3)         33.7

Net change in cash                   3.4       --           --         3.4           1.4

Cash at beginning of period          6.5       --           --         6.5           6.1

Cash at end of period             $  9.9       --           --      $  9.9        $  7.5

Supplemental disclosure of
  cash flow information

Cash paid during the period for:

  Interest (net of amount
   capitalized)                   $ 10.0   $  6.3       $( 8.3)     $  8.0        $ 8.4
  Income taxes, net               $ 11.0   $  (.1)      $   --      $ 10.9        $ 1.9

Supplemental Schedule of
  Non-Cash Investing and
  Financing Activities:

  Capital lease obligations
   incurred                       $  4.6   $   --       $ (4.6)     $   --       $   --

  Transactions between Pro-Fac and Curtice Burns have been eliminated for purposes of this combined statement of cash flows.

Note 4. OTHER MATTERS

Favorable Tax Ruling

In August of 1993, the Internal Revenue Service issued a determination letter which concluded that the Cooperative is exempt from federal income tax to the extent provided by Section 521 of the Internal Revenue Code, "Exemption of Farmers' Cooperatives from Tax." Unlike a non-exempt cooperative, a tax-exempt cooperative is entitled to deduct cash dividends it pays on its capital stock in computing its taxable income. This exempt status is retroactive to fiscal year 1986 and is anticipated to apply to future years as long as there is no significant change in the way in which the Cooperative operates. In conjunction with this ruling, the Cooperative has filed for tax refunds for fiscal years 1986 to 1990 in the amount of approximately $5.7 million and interest payments of approximately $2.8 million. In addition, it is anticipated that the Cooperative will file for tax refunds for fiscal years 1991 and 1992.

Restructuring Program

Curtice Burns and Pro-Fac have agreed upon a restructuring program of the business.
To reflect both the completed and contemplated effect of the restructuring program, Curtice Burns incurred a restructuring charge in fiscal 1993 of $61 million (before dividing with Pro-Fac and before taxes), which included the loss incurred on the sale of the Lucca frozen entree business, anticipated losses on the sale of the Meat Snacks Division and the Hiland operation of the Snack Foods Division, and other costs anticipated in conjunction with the restructuring program. A $1.9 million non-recurring charge was incurred in the second quarter of fiscal 1994 to adjust previous estimates was recorded to complete the Lucca sale transaction and to reserve against additional operating losses on the meat snacks business prior to the sale.

The first step of the restructuring program is the divestiture of unprofitable or declining businesses. Lucca Frozen Foods was sold during fiscal 1993 at a loss of approximately $2.7 million before dividing with Pro-Fac and before taxes. On November 19, 1993, the oats portion of the business of the National Oats Division of Curtice Burns was sold to Ralston Purina at a gain of $10 million before taxes and dividing with Pro-Fac. The popcorn portion of the National Oats division was transferred to the Comstock Michigan Fruit division. On November 22, 1993, certain assets of Hiland were sold to Weaver Potato Chip Company. No gain or loss was incurred on the sale of Hiland due to writedowns taken in fiscal 1993. See Note 1 "Potential Sale of Curtice Burns and Possible Effects on Pro-Fac." Negotiations for the sale of Meat Snacks are continuing with a potential buyer. In fiscal year 1993, Curtice Burns incurred losses of $13.2 million from Meat snacks and Hiland before dividing with Pro-Fac and before taxes. The oats business earnings were approximately $1.4 million in fiscal 1993 before dividing with Pro-Fac and before taxes.

Additional charges to earnings in connection with the restructuring program may be required in fiscal 1994 as a result of decisions yet to be made.

Repurchase of Common Stock

As a result of the sale of the oats business of National Oats on November 19, 1993, Pro-Fac no longer had any facilities to process or otherwise market oats, so that effective as of that date, Pro-Fac discontinued oats as a crop to be marketed through the Cooperative. Harvest States Cooperative, Inc. ("Harvest States") was the only member of Pro-Fac which marketed oats through the Cooperative. As required by the Pro-Fac bylaws upon discontinuance of a crop, Pro-Fac has repurchased its 600,000 shares of common stock of Pro-Fac for $3,000,000, which is the par value of such stock and the amount for which it was purchased by Harvest States from Pro-Fac. Other conditions of the termination of the membership of Harvest States in Pro-Fac are being negotiated.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Most of the proceeds of Pro-Fac are derived from the sale to Curtice-Burns Foods, Inc. ("Curtice Burns") of the crops of its members and hence depend primarily upon the volume and commercial market value of these crops (which accrues to Pro-Fac at the time of delivery). In addition, proceeds depend upon the profitability of the finished products made from Pro-Fac crops and raw materials from other sources which are then processed and sold by Curtice Burns during the course of the fiscal year. Under the Integrated Agreement ("the Agreement") between the two companies presently in effect, the total purchase price for crops and the financing charge are both based in part on the results of operations of Curtice Burns.

Because of the profit split provisions within the Agreement between Curtice Burns and Pro-Fac, business conditions and trends affecting Curtice Burns' profitability will also affect the profitability of Pro-Fac.

Curtice Burns' Results of Operations - General

There were two significant developments in fiscal 1993, with lingering effects for fiscal 1994: initiation of a major restructuring program at Curtice Burns; and Agway's announcement of the possible sale of its interest in Curtice Burns. See Notes 1 and 4 to the Financial Statements.

Curtice Burns realized increased earnings from Comstock Michigan Fruit and Southern Frozen Foods from improved pricing on commodity frozen and canned vegetables achieved as a result of the weather-related short national crop. The crop size for Northeastern vegetables was generally at normal levels. The Snack Group continued to have weak earnings performances, primarily due to significant sales volume and margin declines resulting from severe competitive pressures in the salty snack foods industry. Contributing factors were the decline in consumption of potato chips in the Company's marketing area, and an inability to increase prices to offset raw material price increases. These factors reduced available marketing and promotional funds required to increase volume in the grocery food store channel of distribution.

For the first six months of fiscal 1994, Curtice Burns' net earnings were $7,908,000 or $.92 per share compared to $3,490,000 or $.41 per share for the first six months of fiscal 1993. Included in the first quarter results was a charge against earnings of $480,000, equivalent to $.06 per share, to adjust deferred taxes to the higher rates legislated by Congress as required under Financial Accounting Standards Board regulation number 109. Included in the fiscal 1994 six-month results, however, was a non-recurring net gain on sale of the businesses and other restructuring (see Note 4) of $8,114,000, equivalent to $.38 per share. Included in the corresponding prior year was a loss on the disposition of the Lucca business of approximately $2,152,000, the equivalent of $.07 per share. Net earnings, excluding these non-recurring items for the current fiscal year to date, were approximately $5,144,000, equivalent to $.60 per share, compared to the prior year of approximately $4,082,000, equivalent to $.48 per share.

Pro-Fac's Results of Operations

Changes From the Corresponding Prior Year Quarter

The commercial market value of crops delivered during the quarter increased to $17,245,000 from $16,489,000 in the comparable fiscal 1993 period.

For the quarter ended December 25, 1993, the change in net proceeds compared to the prior year period is summarized below:

  Increased proceeds from Curtice Burns                       $6,319,000
  Increased net interest income                                  344,000
  Change in bank patronage dividend                              (25,000)
  All other                                                      (73,000)
  Change in excess of revenues before taxes,
      dividends and allocation of net proceeds                 6,565,000
  Change in tax provision                                          2,000
  Change in net proceeds                                      $6,567,000

Of the $6,319,000 increased proceeds from Curtice Burns, $5,133,000 was attributable to net restructuring gains and the remainder is primarily due to increased profits generated by the vegetable business.

Six Month Changes From the Corresponding Prior Year Period

The commercial market value of crops delivered during the six-month period increased to $59,572,000 from $56,017,000 in comparable fiscal 1993 period.

For the six months ended December 25, 1993, the change in net proceeds compared to the prior year period is summarized below:

  Increased proceeds from Curtice Burns                       $7,260,000
  Increased net interest income                                  660,000
  Change in bank patronage dividend                              (50,000)
  All other                                                      (20,000)
  Change in excess of revenues before taxes,
     dividends and allocation of net proceeds                  7,850,000
  Change in tax provision                                          5,000
  Decrease in dividends                                          158,000
  Change in net proceeds                                      $8,013,000

Of the $7,260,000 increased proceeds from Curtice Burns, $5,133,000 was attributable to non-recurring items, and the remainder is primarily due to increased profits generated by the vegetable business.

Pro Forma Combined Results of Operations

The following analysis of the pro forma combined results of operations of Pro-Fac and Curtice Burns for the six-month period ended December 25, 1993, as compared to the prior year period, is based on the combined pro forma condensed statement of operations for that period set forth in Note 3 to the accompanying financial statements of Pro-Fac and is subject to the caveats and limitations set forth in Note 3.

Because most revenues and expenses of Pro-Fac result from, or are offset by, transactions with Curtice Burns, the pro forma combined results of operations of the two entities depend predominantly on the results of operations of Curtice Burns. The results of operations of Curtice Burns are discussed in general terms under "Curtice Burns' Results of Operations" above.

Sales and revenues decreased $2.2 million or .5 percent. The change is comprised of a $12.2 million decrease due to the disposition of businesses, a $15.4 million increase due to changes in volume other than the dispositions and a decrease of $5.4 million due to variations in price and mix. The sales volume increase was due primarily to increased demand as a result of decreased supply in the vegetable industry due to the floods in the Midwest and the droughts in the South during the 1993 growing season. The vegetable sales volume increase offset sales volume decreases in the snack foods category.

Cost of sales increased $.3 million. As a percent of sales, costs increased to 71.1 percent from 70.7 percent. Gross profit decreased $2.5 million or 1.8 percent. These changes resulted primarily from variations in price and product mix.

Selling, administrative and general expenses decreased $6.4 million or 5.9 percent. Cost changes include a $.1 million decrease in trade promotions, a $3.8 million reduction in advertising and selling costs, and a $2.5 million reduction of other administrative costs.

Interest expense decreased $.9 million or 10.1 percent; representing a $1.0 million decrease due to lower rates partially offset by a $.1 million increase due to an increase in debt.

Income before taxes increased $15.1 million or 117.1 percent, primarily due to the non-recurring gain (see Note 4).

Restructuring gains and losses before taxes improved by $10.3 million from the prior year. A non-recurring charge to earnings of $.5 million was recorded in fiscal 1994 to adjust deferred taxes as a result of a tax increase legislated by Congress. The effect on combined net income for these non-recurring items improved earnings by $8.5 million.

Liquidity And Capital Resources

Substantially all cash not distributed by Pro-Fac to its members or security holders is either invested in assets leased to Curtice Burns or loaned to Curtice Burns to finance its operations. In order to gauge the working capital and other resources available to the companies, the combined pro forma condensed financial statements should be used. The relationship with Curtice Burns and the combined financial statements are shown in Notes 1, 2 and 3 to the financial statements. Note that such financial statements should not be used as a basis for determining shareholders' interest in the Cooperative, but only as a measure of the total financial resources available to the companies.

Certain borrowing agreements require that the companies maintain specified levels with regard to working capital, current ratio, ratio of net worth to assets, ratio of long-term debt to net worth, tangible net worth, net income, coverage of interest and fixed charges and the incurrence of additional debt. The companies are in compliance with restrictions and requirements under the terms of the borrowing agreements. The borrowing agreements have been extended during the first half of fiscal 1994, and the revised agreements include the grant by Curtice Burns and Pro-Fac to their lenders of security interests in substantially all assets as collateral for the outstanding indebtedness.

Curtice Burns has the right to terminate the Integrated Agreement on 60-days notice. In the event of a termination, Curtice Burns must repay all debt owed to Pro-Fac and has the option to purchase all of the assets owned by Pro-Fac at book value. Curtice Burns has advised Pro-Fac that it believes it would be required to pay Pro-Fac $302.7 million based on the December 25, 1993 book value. Pro-Fac has advised Curtice Burns that it believes the amount would be significantly higher and has reserved all rights to dispute Curtice Burns' position in the event of a termination of the Agreement. Of the $302.7 million, $129.5 million represents short- and long-term debt, $25.7 million is relative to intangible assets, and $147.5 million relates to leased fixed assets. This $302.7 million at December 25, 1993 compares to $303.8 million at June 26, 1993, which was comprised of $103.8 million of short- and long-term debt, $26.5 million relating to intangible assets and $173.5 million relates to leased fixed assets. The increase in the debt due Pro-Fac during the period of $25.7 million is a result of increased borrowings of $61.4 million for seasonal financing for the production of raw product deliveries during the period less $35.7 million relating to sale proceeds of business units sold (see Note 4). The decrease in the leased asset values of $26.0 million is the net of assets sold as a result of business units sold and depreciation for the six months having exceeded additions. However, as discussed in Note 1 to the financial statements, Pro-Fac believes that the total payments would be significantly in excess of these amounts. In any event, the amount fluctuates from time to time, depending upon the amount of indebtedness, including seasonal debt, at the time of termination and other factors, so that the exact amount cannot now be calculated.

Should Curtice Burns terminate the Agreement then, even with the total payments asserted by Curtice Burns, Pro-Fac should have cash and other assets of not less than its equity, which as of December 25, 1993 was $114,787,000. Pro-Fac has disputed the amount claimed by Curtice Burns to be due on termination of the Agreement and believes that the total payments would be such that it would have cash and other assets of a greater amount.

In any event, following such a transaction a determination would have to be made as to whether Pro-Fac would be liquidated or continued in some form.

Should the resolution of the potential sale of Curtice Burns result in Pro-Fac acquiring control of Curtice Burns, it is presently anticipated that Pro-Fac would obtain any required financing from the Springfield Bank for Cooperatives.

Should the resolution of the potential sale of Curtice Burns result in the sale to a third party, that third party might purchase the Curtice Burns' shares outstanding as well as a purchase of assets from Pro-Fac.

Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. Net cash provided by operating activities of the combined companies of $4.8 million in the six-month period reflect net income of $7.9 million and $14.0 million for Curtice Burns and Pro-Fac, respectively. Amortization of assets amounted to $12.8 million. Inventories increased $29.0 million and accounts receivable increased $8.5 million. Changes in other assets and liabilities amounted to $4.2 million.

Cash flows from investing activities include the acquisition and disposition of property, plant and equipment and other assets held for or used in the production of goods. Net cash provided by investing activities of $10.9 million in the periods was comprised of cash paid for purchases of property, plant and equipment of $10.0 million, cash received for disposals of fixed assets of $21.8 million and an increase in the investment in Springfield Bank for Cooperatives of $.9 million. During the six-month period, $40.8 million was received in proceeds from the disposition of the oats portion of the National Oats business and the Hiland Potato Chip business. Approximately $2 million is expected to be received in additional proceeds by February 22, 1994 in connection with such disposition. Proceeds from such dispositions have been and will be applied to debt.

Net cash used in financing activities of $12.3 million in the period was comprised of proceeds from short-term debt of $36.1 million, payments on long-term debt of $38.4 million, issuance of capital stock of $.2 million less repurchases of $3.0 million and dividends paid of $7.2 million.

Short- and Long-Term Trends

The fruit and vegetable portion of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation, such as that experienced in the last three years. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can vary regionally because of variations in weather. The 1993 floods in the Midwest and the drought in the South have increased prices even though the crops in the Company's growing areas have been at normal levels.

Seasonal lines of credit of $100.0 million were available to the combined companies in the six months ended December 25, 1993, and the maximum borrowing on those lines was $81.0 million. The balance outstanding at December 25, 1993 was $48.1 million.

There are no current plans for the acquisition of further businesses. Capital expenditures are expected to approximate $20.0 million in the next year.

Scheduled payments on long-term debt will approximate $15 million in the coming year. Net cash provided from operations should be sufficient to cover the scheduled payments on long-term debt and planned capital expenditures as well as anticipated dividends of approximately $10 million in the coming year. Proceeds from the sale of business units will be applied to debt.

Favorable Tax Ruling and Developments

In December 1991, the national office of the Internal Revenue Service issued a technical advice memorandum ("TAM") concluding that virtually all of Pro-Fac's income arises from patronage sources. As a result of the TAM, in January 1992 an additional distribution of patronage proceeds for fiscal 1991 was made to members in the amount of $3,727,000. Patronage proceeds available for distribution are determined by the Board of Directors each year, as stipulated in the Bylaws.

In August of 1993, the Internal Revenue Service issued a determination letter which concluded that the Cooperative is exempt from federal income tax to the extent provided by Section 521 of the Internal Revenue Code, "Exemption of Farmers' Cooperatives from Tax." Unlike a non-exempt cooperative, a tax-exempt cooperative is entitled to deduct cash dividends it pays on its capital stock in computing its taxable income. The exempt status is retroactive to fiscal year 1986 and is anticipated to apply to future years as long as there is no significant change in the way in which the Cooperative operates. In conjunction with this ruling, the Cooperative has filed for tax refunds for fiscal years 1986 to 1990 in the amount of approximately $5.7 million and interest payments of approximately $2.8 million. In addition, it is anticipated that the Cooperative will file for tax refunds for fiscal years 1991 and 1992.

Impact of Inflation and Changing Prices

General inflation levels have not significantly affected Pro-Fac sales and revenues. The sales prices of Pro-Fac crops sold to Curtice Burns have been affected by agricultural crop size, prices and trends.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(b) No current report on Form 8-K was filed during the fiscal period to which this report relates.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PRO-FAC COOPERATIVE, INC.




Date:                                 BY
                                          ROY A. MYERS, GENERAL MANAGER




Date:                                 BY
                                        WILLIAM D. RICE, ASSISTANT TREASURER
                                           (Principal Accounting Officer)