Form 10-Q/A
period 1993-12-25
PRO FAC COOPERATIVE INC
filed 1994-04-28
CIK 202932

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                Form 10-Q/A

       Quarterly Report under Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

          (Mark One)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 25, 1993

                                    OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to

            Registration Statement (Form S-1) Number  2-66772

                         PRO-FAC COOPERATIVE, INC.
          (Exact Name of Registrant as Specified in its Charter)

         New York                           16-6036816
(State or other jurisdiction of           (IRS Employer
incorporation or organization)        Identification Number)

         90 Linden Place, P.O. Box 682, Rochester, NY        14603
           (Address of Principal Executive Offices)       (Zip Code)

       Registrant's Telephone Number, Including Area Code (716) 383-
1850

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

(Dollars in Thousands except per share amounts)
                                                 Three Months Ended     Six Months Ended
                                                12/25/93   12/25/92   12/25/93   12/25/92
Revenues:
Proceeds from sale of crops to Curtice
  Burns Foods, Inc.
     Estimated commercial market value
        delivered during the period             $13,426    $16,489    $55,753    $56,017
     Additional proceeds under the
        Integrated Agreement                      9,700      3,381     12,473      5,213
Interest income                                   4,192      4,419      8,316      8,557
Patronage dividend from Springfield
  Bank for Cooperatives                             350        375        700        750
           Total revenues                        27,668     24,664     77,242     70,537

Costs and expenses:
  Estimated commercial market value paid
     to or accrued for the accounts of
        members during the period                13,426     16,489     55,753     56,017
  Interest expense                                3,106      3,677      6,274      7,175
  Administrative expenses                           206        133        409        389
           Total costs and expenses              16,738     20,299     62,436     63,581

Excess of revenues before taxes, dividends
  and allocation of net proceeds                 10,930      4,365     14,806      6,956
Provision for taxes on income                      (409)      (411)      (818)      (823)

Net income (proceeds before dividends)           10,521      3,954     13,988      6,133
Dividends on common and preferred stock              --         --     (4,390)    (4,548)

Net proceeds                                     10,521      3,954      9,598      1,585
Allocation from/(to) earned surplus              (1,590)    (1,067)      (667)     1,302

Net proceeds available to members               $ 8,931    $ 2,887    $ 8,931    $ 2,887

Allocation of net proceeds available to members:
  Estimated to be payable currently             $ 1,725    $   547    $ 1,725    $   547
  Allocated to members but retained by the
     Cooperative:
        Qualified retains                         6,901      2,190      6,901      2,190
        Non-qualified retains                       305        150        305        150
                                                $ 8,931    $ 2,887    $ 8,931    $ 2,887

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

Revenues received from Curtice Burns under the Agreement for the six months ended December 25, 1993, and December 25, 1992, include: commercial market value of crops delivered, $55,753,000 and $56,017,000, respectively; interest income, $8,314,000 and $8,557,000, respectively; and additional proceeds from profit sharing provisions, $12,473,000 and $5,213,000, respectively. In addition, Pro-Fac received financing amortization payments of $26,824,000 and $12,518,000 for the periods ended December 25, 1993 and December 25, 1992, respectively.

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

Long-Term Debt -

The Cooperative's long-term debt consists of the following:

                                                         12/25/93
12/25/92
Term loans due Springfield:
                                    Interest rate of 6.3% and 7.1% at
                                                       12/25/93 and
12/25/92 respectively               $147,014,000       $170,000,000
                                    Other Debt                   --
10,000
                                                        147,014,000
170,010,000
                                                       Less current
portion                               14,000,000         14,010,000
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

                     Combined Pro Forma Condensed Statement of Operations
(Millions)
                                                       Six Months Ended
                                              December 25, 1993            December 25, 1992
                                 Curtice
                                  Burns   Pro-Fac   Eliminations  Combined     Combined
Sales and revenues               $453.3   $ 77.2       $(77.2)     $453.3       $455.5
Cost of sales                     322.4     55.7        (55.7)      322.4        322.1
Restructuring (gain)/loss          (8.1)      --           --        (8.1)         2.2
Selling, administrative
  and general expenses            103.4       .4          (.8)      103.0        109.4
Interest expense                   10.0      6.3         (8.3)        8.0          8.9
Pro-Fac share of earnings          12.4       --        (12.4)         --           --
Total cost and expenses           440.1     62.4        (77.2)      425.3        442.6

Income before taxes                13.2     14.8                     28.0         12.9

Provision for taxes                (5.3)     (.8)                    (6.1)        (3.3)

Net income                       $  7.9   $ 14.0                   $ 21.9       $  9.6

  Transactions between Curtice Burns and Pro-Fac have been eliminated for purposes of this combined statement of operations.

                                 Combined Pro Forma Condensed Balance Sheet
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

                     Combined Pro Forma Condensed Statement of Cash Flows
(Millions)
                                                        Six Months Ended
                                               December 25, 1993           December 25, 1992
                                  Curtice
                                   Burns   Pro-Fac  Eliminations  Combined     Combined
Net cash (used in)/provided by
  operating activities            $(10.1)  $ 25.1      $(10.2)     $  4.8      $(31.3)

Net cash provided by/(used in)
  investing activities              11.8       .2        (1.1)       10.9        (1.0)

Net cash provided by/(used in)
  financing activities               1.7    (25.3)       11.3       (12.3)       33.7

Net change in cash                   3.4       --          --         3.4         1.4

Cash at beginning of period          6.5       --          --         6.5         6.1

Cash at end of period             $  9.9       --          --      $  9.9      $  7.5

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

Pro-Fac's Results of Operations

Changes From the Corresponding Prior Year Quarter

The commercial market value of crops delivered during the quarter decreased to $13,426,000 from $16,489,000 in the comparable fiscal 1993 period.

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

Of the $6,319,000 increased proceeds from Curtice Burns, $5,133,000 was attributable to net restructuring gains and the remainder is primarily due to increased profits generated by the vegetable business.

Six Month Changes From the Corresponding Prior Year Period

The commercial market value of crops delivered during the six-month period decreased to $55,753,000 from $56,017,000 in comparable fiscal 1993 period.

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

Restructuring gains and losses before taxes improved by $10.3 million from the prior year.
A non-recurring charge to earnings of $.5 million was recorded in fiscal 1994 to adjust deferred taxes as a result of a tax increase legislated by Congress. The effect on combined net income for these non-recurring items improved earnings by $8.5 million.

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

Should the resolution of the potential sale of Curtice Burns result in the sale to a third party, that third party might purchase the Curtice Burns' shares outstanding as well as a purchase of assets from Pro-Fac.

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

Cash flows from investing activities include the acquisition and disposition of property, plant and equipment and other assets held for or used in the production of goods. Net cash provided by investing activities of $10.9 million in the periods was comprised of cash paid for purchases of property, plant and equipment of $10.0 million, cash received for disposals of fixed assets of $21.8 million and an increase in the investment in Springfield Bank for Cooperatives of $.9 million. During the six-month period, $40.8 million was received in proceeds from the disposition of the oats portion of the National Oats business and the Hiland Potato Chip business. Approximately $2 million is expected to be received in additional proceeds by February 22, 1994 in connection with such disposition. Proceeds from such dispositions have been and will be applied to debt.

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