Form 10-Q
period 1994-03-26
PRO FAC COOPERATIVE INC
filed 1994-05-10
CIK 202932

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  Form 10-Q

        Quarterly Report under Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

          (Mark One)
        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 26, 1994

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

                        YES  X               NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 15, 1994.

                          Common Stock - 2,066,585

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

(Dollars in Thousands)
                                                   Three Months Ended     Nine Months Ended
                                                   3/26/94    3/26/93     3/26/94    3/26/93
Revenues:
Proceeds from sale of crops to Curtice
  Burns Foods, Inc.
Estimated commercial market value
  delivered during the period                     $ 2,670    $ 4,343     $58,423    $60,360
Additional proceeds under the
  Integrated Agreement                              2,517        854      14,990      6,067
Interest income                                     3,676      4,063      11,992     12,620
Patronage dividend from Springfield
  Bank for Cooperatives                               613        554       1,313      1,304
           Total revenues                           9,476      9,814      86,718     80,351

Costs and expenses:
Estimated commercial market value paid
  to or accrued for the accounts of
     members during the period                      2,670      4,343      58,423     60,360
Interest expense                                    2,724      3,408       8,998     10,583
Administrative expenses                               256        263         665        652
           Total costs and expenses                 5,650      8,014      68,086     71,595

Excess of revenues before taxes, dividends
  and allocation of net proceeds                    3,826      1,800      18,632      8,756
Benefit/(provision) for taxes on income               718       (412)       (100)    (1,235)

Net income (proceeds before dividends)              4,544      1,388      18,532      7,521
Dividends on common and preferred stock                --         --      (4,390)    (4,548)

Net proceeds                                        4,544      1,388      14,142      2,973
Allocation (to)/from earned surplus                (1,480)       665      (2,147)     1,967

Net proceeds available to members                 $ 3,064    $ 2,053     $11,995    $ 4,940

Allocation of net proceeds available to members:
  Estimated to be payable currently               $   583    $   396     $ 2,308    $   943
  Allocated to members but retained by the
     Cooperative:
        Qualified retains                           2,328      1,582       9,229      3,772
        Non-qualified retains                         153         75         458        225
                                                  $ 3,064    $ 2,053     $11,995    $ 4,940

The accompanying notes are an integral part of these financial statements.
/TABLE

Pro-Fac Cooperative, Inc.
Balance Sheet
(Dollars in Thousands)
Assets                                                          3/26/94    6/26/93    3/26/93
Current assets:
  Cash                                                          $     63   $     19   $     18
  Accounts receivable                                                 24         25        445
  Receivable from Curtice Burns Foods, Inc.                       15,469      9,113     40,062
  Current portion of long-term loans receivable
     from Curtice Burns Foods, Inc.                               14,000     16,000     14,000
  Current portion of investment in direct
     financing leases                                             21,184     21,184     21,940
  Current portion of investment in
     Springfield Bank for Cooperatives                             1,340      1,172        972
  Income taxes refundable                                             --         70         --
  Prepaid expenses                                                 1,722        693         14
       Total current assets                                       53,802     48,276     77,451
Long-term portion of investment in direct
  financing leases                                               118,677    152,329    153,284
Long-term loans receivable from Curtice
  Burns Foods, Inc.                                               86,262     78,648     69,948
Long-term portion of investment in Springfield
  Bank for Cooperatives                                           19,356     16,814     16,453
Deferred tax benefit                                               2,170      2,010      1,880
Finance receivable related to intangibles                         25,331     26,545     49,514
Other assets                                                         248        262        271
       Total assets                                             $305,846   $324,884   $368,801

Liabilities and Shareholders' and Members Capitalization
Current liabilities:
  Notes payable                                                 $ 19,500   $ 12,000   $ 43,000
  Accounts payable                                                   396      1,019        424
  Accrued expenses                                                 3,226      3,019      3,836
  Federal and state income taxes payable                             190         --        798
  Current portion of long-term debt                               14,000     16,000     14,003
  Amounts due members                                             16,425     14,525     15,296
       Total current liabilities                                  53,737     46,563     77,357
Long-term debt                                                   133,014    168,000    156,000
Other non-current liabilities                                        484        417        406
       Total liabilities                                         187,235    214,980    233,763
Commitments

Shareholders' and members' capitalization:
  Retained earnings allocated to members                          33,719     29,446     29,010
  Non-qualified allocation to members                              6,162      5,704      5,317
  Capital Stock -
    Preferred, par value $25, authorized  -
        5,000,000 shares; issued and
           outstanding - 2,576,720, 2,378,807 and
              2,378,807, respectively                             64,418     59,470     59,470
    Common, par value $5, authorized -
        5,000,000 shares
                               3/26/94     6/26/93     3/26/93

  Shares issued               2,066,585   2,690,430   2,692,106
  Shares subscribed               9,679      24,788      20,064
       Total subscribed
           and issued         2,076,264   2,715,218   2,712,170
  Less subscriptions
     receivable in
       installments              (9,679)    (24,788)    (20,064)
                              2,066,585   2,690,430   2,692,106   10,335     13,455     13,461
  Earned surplus                                                   3,977      1,829     27,780
       Total shareholders' and
           members' capitalization                               118,611    109,904    135,038
       Total liabilities and capitalization                     $305,846   $324,884   $368,801

The accompanying notes are an integral part of these financial statements.
/TABLE

Pro-Fac Cooperative, Inc.
Statement of Cash Flows (Dollars in Thousands)
<CAPITON>
                                                                     Nine Months Ended
                                                                  3/26/94           3/26/93
Cash flows from operating activities:
  Net income                                                     $ 18,532          $  7,521
    Amount payable to members currently                            (2,308)           (1,253)
    Equity in undistributed earnings of Springfield Bank           (1,541)           (1,115)
  Change in assets and liabilities:
    Accounts receivable                                                 1               198
    Accounts payable and accrued expenses                            (416)              531
    Amounts due to members                                          1,900             1,506
    Income taxes payable/refundable                                   260              (544)
    Other assets and liabilities                                   (1,115)              223
    Net cash provided by operating activities                      15,313             7,067

Cash flows from investing activities:
  Due from Curtice Burns, net                                     (11,970)          (21,943)
  Return from investment in direct financing leases                33,652            12,074
  Investment in Springfield Bank                                   (1,169)           (1,747)
  Cash received from the finance receivable
    related to intangibles                                          1,214             1,938
  Net cash provided by/(used in) investing activities              21,727            (9,678)

Cash flows from financing activities:
  Proceeds from short-term debt                                     7,500            15,000
  Payments on long-term debt                                      (36,986)           (8,022)
  Issuance of common stock, net of cancellations                   (3,120)              174
  Cash dividends paid                                              (4,390)           (4,548)
  Net cash (used in)/provided by financing activities             (36,996)            2,604

Net change in cash                                                     44                (7)
Cash at beginning of period                                            19                25
Cash at end of period                                            $     63          $     18

Supplemental Disclosure of Cash Flow Information
  Cash paid/(received) during the year for:
    Interest                                                     $  8,998          $ 10,514
    Income taxes, net                                            $   (180)         $    866

Supplemental schedule of non cash investing and financing
  activities:
    Conversion of retains to preferred stock                     $  4,948          $  5,959

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

Revenues received from Curtice Burns under the Agreement for the nine months ended March 26, 1994, and March 26, 1993, include: commercial market value of crops delivered, $58,423,000 and $60,360,000, respectively; interest income, $11,991,000 and $12,620,000, respectively; and additional proceeds from profit sharing provisions, $14,990,000 and $6,067,000, respectively. In addition, Pro-Fac received financing amortization payments of $34,867,000 and $18,601,000 for the periods ended March 26, 1994 and March 26, 1993, respectively.

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

Curtice Burns has the right to terminate the Agreement on 60-days notice. In the event of a termination, Curtice Burns must repay all debt owed to Pro-Fac and has the option to purchase all of the assets owned by Pro-Fac at book value. Curtice Burns has advised Pro-Fac that it believes it would be required to pay Pro-Fac $280,923,000 at March 26, 1994 to satisfy such obligation. Pro-Fac has advised Curtice Burns that it believes the amount would be significantly higher and has reserved all rights to dispute Curtice Burns' position in the event of a termination of the Agreement.

A substantial part of the dispute over the amounts that would be due to Pro-Fac in the event of a termination of the Agreement involves writedowns recorded as of June 26, 1993 by Curtice Burns of the book value of Hiland Potato Chip Company and Curtice Burns Meat Snacks. Pro-Fac believes that the asset writedown should not affect amounts to be paid for assets should Curtice Burns terminate the Agreement. Pro-Fac and Curtice Burns have agreed to defer any resolution of their disagreement over this issue until such time as Curtice Burns may decide to terminate the Agreement.

Management of Pro-Fac is actively evaluating the effects of a sale of Curtice Burns or other potential changes in its relationship with Curtice Burns. In this regard, it is exploring alternatives for Pro-Fac, including: (1) acquiring all or part of Curtice Burns; (2) continuing its relationship with Curtice Burns or any third-party purchaser of Curtice Burns under the Agreement, on the same or modified terms; and (3) protecting Pro-Fac's interest, including amounts that would be due to Pro-Fac by Curtice Burns in the event of a proposed termination under the Agreement.

On March 25, 1994, Pro-Fac received notice from Curtice Burns that Curtice Burns intends to discontinue in 1995 a substantial portion of its
historical business with Pro-Fac.

The notice principally affects Pro-Fac's New York fruit and vegetable growers, Illinois and Nebraska popcorn growers and Northwest potato growers. As a result of the Curtice Burns action, Pro-Fac has given notice to its affected members terminating Pro-Fac's obligation to purchase these crops beginning next year. The Pro-Fac growers who have been terminated represent more than half of Pro-Fac's membership and have accounted for over half of the crops delivered by Pro-Fac to Curtice Burns in the past year. Pro-Fac is protesting this action by Curtice Burns and Agway, and intends to contest the attempt by Curtice Burns to terminate the affected businesses.

As of March 26, 1994, Pro-Fac has spent $1.7 million relative to Curtice Burns change of control issue. It is anticipated another $.8 million will be incurred prior to fiscal year end. Due to the uncertainty surrounding the ultimate outcome of the review relating to the change of control, these costs have been recorded as a prepaid expense.

Note 2.  RECEIVABLES FROM CURTICE BURNS FOODS, INC.

Current and long-term receivables from Curtice Burns under the Agreement consist of the following:

                                3/26/94            3/26/93

Current receivable            $ 15,469,000       $40,062,000

Long-term receivable          $100,262,000       $83,948,000
    Less current portion        14,000,000        14,000,000
                              $ 86,262,000       $69,948,000

The long-term receivable shown above is loaned to Curtice Burns under the same conditions and at the same rates as the Cooperative obtained from its lenders. Provisions of the Agreement between the two companies do, however, allow Pro-Fac, with sufficient notice to Curtice Burns, to accelerate the repayment of outstanding debt should Pro-Fac require such funds for its legitimate business purposes. In addition to the receivables shown above, the finance receivable related to intangibles amounted to $25,331,000 and $49,514,000 at March 26, 1994 and March 26,
1993, respectively.

Note 3.  DEBT

                               Short-Term Debt

Short-term borrowings are made by the Cooperative under a seasonal line of credit with Springfield which currently provides for borrowings up to $46,000,000. Outstanding borrowings at March 26, 1994 amounted to $19,500,000 at 4.5 percent. The maximum amount of short-term borrowings outstanding during the nine months ended March 26, 1994 was $46,000,000.

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

In addition the Cooperative guarantees Curtice Burns' short-term notes payable to commercial banks and certain other debt. The total lines of credit available to the companies expire annually unless extended or renewed. Curtice Burns had short-term notes payable to commercial banks at March 26, 1994 and March 26, 1993 of $15,500,000 and $20,000,000,
respectively.

                               Long-Term Debt

The Cooperative's long-term debt consists of the following:

                                            3/26/94            3/26/93
Term loans due Springfield:
    Interest rate of 6.3% and 7.1% at
       3/26/94 and 3/26/93 respectively   $147,014,000       $170,000,000
       Less current portion                 14,000,000         14,000,000
                                          $133,014,000       $156,000,000

The term loans are collateralized by liens on substantially all assets of Curtice Burns and Pro-Fac. Certain borrowing agreements require that the companies maintain specified levels with regard to working capital, net income, tangible net worth, coverage of interest and fixed charges and the incurrence of additional debt. The Cooperative is in compliance with restrictions and requirements under the terms of the borrowing agreements. The revolving lines of credit under such agreements have been renewed through November 1994. Such renewals provide for adjustments in interest rates and covenants and grant to both short-term and long-term lenders liens on substantially all assets of Curtice Burns and Pro-Fac as collateral for borrowings under such agreements.


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

                      Combined Pro Forma Condensed Statement of Operations

(Millions)
                                                       Nine Months Ended
                                                March 26, 1994                  March 26, 1993
                                  Curtice
                                   Burns   Pro-Fac   Eliminations   Combined      Combined
Sales and revenues                $642.8   $ 86.7       $(86.7)      $642.8        $666.6
Cost of sales                      456.6     58.4        (58.4)       456.6         477.2
Restructuring (gain)/loss           (8.1)      --           --         (8.1)          2.2
Selling, administrative
 and general expenses              148.7       .7         (1.3)       148.1         157.9
Interest expense                    14.3      9.0        (12.0)        11.3          13.2
Pro-Fac share of earnings           15.0       --        (15.0)          --            --
Total cost and expenses            626.5     68.1        (86.7)       607.9         650.5

Income before taxes                 16.3     18.6           --         34.9          16.1

Provision for taxes                 (6.7)     (.1)          --         (6.8)         (4.4)

Net income                        $  9.6   $ 18.5       $   --       $ 28.1        $ 11.7

Transactions between Curtice Burns and Pro-Fac have been eliminated for purposes of this combined statement of operations.
/TABLE

                           Combined Pro Forma Condensed Balance Sheet
(Millions)
                                               March 26, 1994                   March 26, 1993
                                  Curtice
                                   Burns   Pro-Fac   Eliminations   Combined      Combined
Assets
 Current assets (A)(C)            $261.9   $ 53.8       $ (50.7)     $265.0        $282.1
 Property, plant and
     equipment, net (B)            168.3       --            --       168.3         196.0
 Investment in direct
     financing leases (C)             --    118.7        (118.7)         --            --
 Due from Curtice Burns (D)           --     86.3         (86.3)         --            --
 Goodwill and other intangibles     25.3     25.3            --        50.6          99.0
 Other assets                        8.1     21.7            --        29.8          25.3
     Total assets                 $463.6   $305.8       $(255.7)     $513.7        $602.4

Liabilities and Net Worth
 Current liabilities (A)(C)       $151.7   $ 53.7       $ (50.7)     $154.7        $174.7
 Lease obligations (C)             120.4       --        (118.7)        1.7           1.9
 Long-term debt--
     Due Pro-Fac (D)                86.3       --         (86.3)         --            --
     Due others                      1.1    133.0            --       134.1         162.8
 Other liabilities                  22.8       .5            --        23.3          23.1
     Total liabilities             382.3    187.2        (255.7)      313.8         362.5
 Shareholders' equity and
     members' capitalization (E)    81.3    118.6            --       199.9         239.9

     Total Liabilities and
        Net Worth                 $463.6   $305.8       $(255.7)     $513.7        $602.4

Notes to combined balance sheet:

(A)    Current assets of Pro-Fac consist principally of amounts due from Curtice Burns with respect to the Agreement described in Note 1.  Such amounts are eliminated for purposes of this balance sheet.

(B)    Property, plant and equipment to which Pro-Fac holds title (with net book value of
       $139.9 million at March 26, 1994) is leased to Curtice Burns on a financing basis.
       Such leased assets are reclassified as property, plant and equipment for purposes of this balance sheet.

(C)    The majority of Curtice Burns' lease obligations are payable to Pro-Fac and amount to $139.9 million at March 26, 1994, of which $21.2 million is payable currently.
       The related Curtice Burns liability and  Pro-Fac receivable are eliminated for purposes of this balance sheet.

(D) Long-term borrowings by Curtice Burns from Pro-Fac under the Agreement are eliminated for purposes of this balance sheet.

(E)    Shareholders' equity of Curtice Burns consists of Class A common stock at par, $6.5 million; Class B common stock at par, $2.0 million; additional paid-in capital,
       $13.8 million, and retained earnings, $59.0 million.
/TABLE

                      Combined Pro Forma Condensed Statement of Cash Flows
(Millions)
                                                        Nine Months Ended
                                                 March 26, 1994                  March 26, 1993

                                   Curtice
                                    Burns   Pro-Fac   Eliminations   Combined       Combined
Net cash provided by/(used in)
  operating activities             $  5.1   $ 15.3       $  2.4       $ 22.8         $(8.7)

Net cash provided by/(used in)
  investing activities                8.0     21.7        (22.9)         6.8          (8.2)

Net cash (used in)/provided by
  financing activities              (15.8)   (37.0)        20.5        (32.3)         16.6

Net change in cash                   (2.7)      --           --         (2.7)          (.3)

Cash at beginning of period           6.5       --           --          6.5           6.1

Cash at end of period              $  3.8       --           --       $  3.8         $ 5.8

Supplemental disclosure of
  cash flow information

Cash paid during the period for:

  Interest (net of amount
   capitalized)                    $ 14.4   $  9.0       $(12.0)      $ 11.4         $13.0
  Income taxes, net                $ 12.4   $  (.2)      $   --       $ 12.2         $ 3.5

Supplemental Schedule of
  Non-Cash Investing and
  Financing Activities:

  Capital lease obligations
   incurred                        $  3.6   $   --       $ (3.6)      $   --        $   --

 Conversion of retains into
   preferred stock                 $   --   $  4.9       $   --       $  4.9        $  6.0

Transactions between Curtice Burns and Pro-Fac have been eliminated for purposes of this combined statement of cash flows.
/TABLE

Note 4. OTHER MATTERS

                            Favorable Tax Ruling

In August of 1993, the Internal Revenue Service issued a determination letter which concluded that the Cooperative is exempt from federal income tax to the extent provided by Section 521 of the Internal Revenue Code, "Exemption of Farmers' Cooperatives from Tax." Unlike a non-exempt cooperative, a tax-exempt cooperative is entitled to deduct cash dividends it pays on its capital stock in computing its taxable income. This exempt status is retroactive to fiscal year 1986 and is anticipated to apply to future years as long as there is no significant change in the way in which the Cooperative operates. In conjunction with this ruling, the Cooperative has filed for tax refunds for fiscal years 1986 to 1990 in the amount of approximately $5.7 million and interest payments of approximately $3.1 million. In addition, it is anticipated that the Cooperative will file for tax refunds for fiscal years 1991 and 1992.

                            Restructuring Program

Curtice Burns and Pro-Fac agreed upon a restructuring program of the business which was completed in the quarter ended March 26, 1994. To reflect both the completed and contemplated effect of the restructuring program, Curtice Burns incurred a restructuring charge in fiscal 1993 of $61 million (before dividing with Pro-Fac and before taxes), which included the loss incurred on the sale of the Lucca frozen entree business, anticipated losses on the sale of the Meat Snacks Division and the Hiland operation of the Snack Foods Division, and other costs anticipated in conjunction with the restructuring program. A $1.9 million charge was incurred in the second quarter of fiscal 1994 to adjust previous estimates recorded to complete the Lucca sale transaction and to reserve against additional operating losses on the meat snacks business prior to the sale.

A principal element of the restructuring program was the divestiture of unprofitable or declining businesses. Lucca Frozen Foods was sold during fiscal 1993 at a loss of approximately $2.7 million before dividing with Pro-Fac and before taxes. On November 19, 1993, the oats portion of the business of the National Oats Division of Curtice Burns was sold to Ralston Purina at a gain of $10 million before taxes and dividing with Pro-Fac. The popcorn portion of the National Oats division was transferred to the Comstock Michigan Fruit division. On November 22, 1993, certain assets of Hiland were sold to Weaver Potato Chip Company. On February 22, 1994, Curtice Burns sold the Meat Snacks business located in Denver, Colorado and Albany, Oregon to Oberto Sausage Company of Kent, Washington. Under the agreement, Oberto has purchased certain assets and assumed certain liabilities of the Meat Snacks operation, excluding plant, equipment and trademarks. Curtice Burns will lease its Albany, Oregon manufacturing facility and equipment and license its trademarks, trade names, etc. to Oberto for up to a one-year period, at the end of which Oberto is contractually obligated to purchase these assets. No significant gain or loss was incurred on the sale of the Meat Snacks and Hiland businesses due to writedowns recorded in fiscal 1993. See Note 1 "Potential Sale of Curtice Burns and Possible Effects on Pro-Fac." In fiscal year 1993, Curtice Burns incurred losses of $13.2 million from Meat Snacks and Hiland before dividing with Pro-Fac and before taxes.
The oats business earnings were approximately $1.4 million in fiscal 1993 before dividing with Pro-Fac and before taxes.


                         Repurchase of Common Stock

As a result of the sale of the oats business of National Oats on November 19, 1993, Pro-Fac no longer had any facilities to process or otherwise market oats, so that effective as of that date, Pro-Fac discontinued oats as a crop to be marketed through the Cooperative. Harvest States Cooperative, Inc. ("Harvest States") was the only member of Pro-Fac which marketed oats through the Cooperative. As required by the Pro-Fac bylaws upon discontinuance of a crop, Pro-Fac has repurchased and canceled its 600,000 shares of common stock of Pro-Fac for $3,000,000, which is the par value of such stock and the amount for which it was purchased by Harvest States from Pro-Fac. Since substantially all cash not distributed by Pro-Fac to its members or security holders is either invested in assets leased to Curtice Burns or loaned to Curtice Burns to finance its operations, the repurchase of Harvest States' stock was financed by reducing the loans receivable from Curtice Burns. Other conditions of the termination of the membership of Harvest States in Pro-Fac are being negotiated.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

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

               Curtice Burns' Results of Operations - General

There were two significant developments in fiscal 1993 that affected fiscal 1994: initiation of a major restructuring program at Curtice Burns; and Agway's announcement of the possible sale of its interest in Curtice Burns. See Notes 1 and 4 to the Financial Statements.

Curtice Burns has realized increased earnings in fiscal 1994 from Comstock Michigan Fruit and Southern Frozen Foods related to improved pricing on commodity frozen and canned vegetables because of the weather-related short national crop. The crop size for Northeastern vegetables was generally at normal levels. The Snack Group continued to have weak earnings performances, primarily due to significant sales volume and margin declines resulting from severe competitive pressures in the salty snack foods industry. Contributing factors were the decline in consumption of potato chips in the Company's marketing area, and an inability to increase prices to offset raw material price increases. These factors reduced available marketing and promotional funds required to increase volume in the grocery food store channel of distribution.

For the first nine months of fiscal 1994, Curtice Burns' net earnings were $9,559,000 or $1.11 per share compared to $4,197,000 or $.49 per share for the first nine months of fiscal 1993. Included in the first quarter results was a charge against earnings of $480,000, equivalent to $.06 per share, to adjust deferred taxes to the higher rates legislated by Congress and as required under Financial Accounting Standards No. 109. Included in the fiscal 1994 nine-month results, also, was a net gain on sale of the businesses and other restructuring (see Note 4) of $8,114,000, equivalent to $3,244,000 ($.38 per share) after dividing with Pro-Fac and after taxes. Included in the corresponding prior year was a loss on the disposition of the Lucca business of approximately $2,152,000, equivalent to $635,000 or $.07 per share after dividing with Pro-Fac and after taxes. Net earnings, excluding these non-recurring items for the current fiscal year to date, were approximately $6,795,000, equivalent to $.79 per share, compared to the prior year of approximately $4,826,000, equivalent to $.56 per share.

                       Pro-Fac's Results of Operations

              Changes From the Corresponding Prior Year Quarter

For the quarter ended March 26, 1994, the change in net proceeds compared to the prior year period is summarized below:

   Increased proceeds from Curtice Burns                      $1,663,000
   Increased net interest income                                 297,000
   Change in bank patronage dividend                              59,000
   All other                                                       7,000
   Change in excess of revenues before taxes,
                                                               dividends
and allocation of net proceeds                                 2,026,000
   Change in tax provision                                     1,130,000
   Change in net proceeds                                     $3,156,000

         Nine Month Changes From the Corresponding Prior Year Period

The commercial market value of crops delivered during the nine-month period decreased to $58,423,000 from $60,360,000 in the comparable fiscal 1993 period. The decrease was primarily due to reduced oat deliveries caused by the sale of the oats business, although all crops had variances in both volume and price.

For the nine months ended March 26, 1994, the change in net proceeds compared to the prior year period is summarized below:

   Increased proceeds from Curtice Burns                      $ 8,923,000
   Increased net interest income                                  957,000
   Change in bank patronage dividend                                9,000
   All other                                                      (13,000)
   Change in excess of revenues before taxes,
      dividends and allocation of net proceeds                  9,876,000
   Change in tax provision                                      1,135,000
   Decrease in dividends                                          158,000
   Change in net proceeds                                     $11,169,000

Of the $8,923,000 increased proceeds from Curtice Burns, $5,133,000 was attributable to the gains and losses relating to the restructuring program, and the remainder is primarily due to increased profits generated by the vegetable business.

In August of 1993, the Internal Revenue Service issued a determination letter which concluded that the Cooperative is exempt from federal income tax to the extent provided by Section 521 of the Internal Revenue Code. In conjunction with the finalization of this order, the Cooperative has determined that its federal tax liability will be minimized.
Accordingly, in the third quarter of fiscal 1994 the Cooperative has adjusted the provision for income taxes to reflect only the anticipated state income tax liability due.

                  Pro Forma Combined Results of Operations

The following analysis of the pro forma combined results of operations of Pro-Fac and Curtice Burns for the nine-month period ended March 26, 1994, as compared to the prior year period, is based on the combined pro forma condensed statement of operations for that period set forth in Note 3 to the accompanying financial statements of Pro-Fac and is subject to the caveats and limitations set forth in Note 3.

Because most revenues and expenses of Pro-Fac result from, or are offset by, transactions with Curtice Burns, the pro forma combined results of operations of the two entities depend predominantly on the results of operations of Curtice Burns. The results of operations of Curtice Burns are discussed in general terms under "Curtice Burns' Results of Operations" above.

Sales and revenues decreased $23.8 million or 3.6 percent. The change is comprised of a $35.0 million decrease due to the disposition of businesses, an $11.9 million increase due to changes in volume other than the dispositions and a decrease of $.7 million due to variations in price and mix. The sales volume increase was due primarily to higher demand in canned and frozen vegetables created by the vegetable crop shortage caused by the flooding in the Midwest and a drought in the South during the 1993 growing season. The vegetable sales volume increase offset significant sales volume decreases in the snack foods category.

Cost of sales decreased $20.6 million, primarily as a result of the decline in sales volume resulting from dispositions. As a percent of sales, costs decreased to 71.0 percent from 71.6. (The improvement in margins resulted primarily from variations in price and product mix.) Gross profit decreased $3.2 million or 1.7 percent.

Selling, administrative and general expenses decreased $9.8 million or
6.2 percent. Cost changes include a $1.1 million increase in trade promotions, a $9.3 million reduction in advertising and selling costs, and a $1.6 million reduction of other administrative costs. Of the decrease in advertising and selling costs, $8.0 million relates to businesses sold.

Interest expense decreased $1.9 million or 14.4 percent; representing a $1.2 million decrease due to lower rates and a $.7 million decrease due to a change in debt volume.

Income before taxes increased $18.8 million or 116.8 percent, primarily due to the gains and losses associated with the restructuring program (see Note 4).

Restructuring gains and losses before taxes increased earnings by $10.3 million from the prior year. A charge to earnings of $.5 million was recorded in fiscal 1994 to adjust deferred taxes as a result of a tax increase legislated by Congress. The effect on combined net income for these items improved earnings by $8.5 million.

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

Curtice Burns has the right to terminate the Integrated Agreement on 60-days notice. In the event of a termination, Curtice Burns must repay all debt owed to Pro-Fac and has the option to purchase all of the assets owned by Pro-Fac at book value. Curtice Burns has advised Pro-Fac that it believes it would be required to pay Pro-Fac $280.9 million at March 26, 1994 to satisfy such obligations. Pro-Fac has advised Curtice Burns that it believes the amount would be significantly higher and has reserved all rights to dispute Curtice Burns' position in the event of a termination of the Agreement. Of the $280.9 million, $115.7 million represents short- and long-term debt, $25.3 million relates to intangible assets, and $139.9 million relates to leased fixed assets. This $280.9 million at March 26, 1994 compares to $303.8 million at June 26, 1993, which was comprised of $103.8 million of short- and long-term debt, $26.5 million relating to intangible assets and $173.5 million relates to leased fixed assets. The increase in the debt due Pro-Fac during the period of $11.9 million is a result of increased borrowings of $49.3 million for seasonal financing for the production of raw product deliveries during the period less $37.4 million relating to the sale proceeds of business units sold (see Note 4). The decrease in the leased asset values of $33.6 million is the net of assets sold as a result of business units sold and depreciation for the nine months having exceeded additions. However, as discussed in Note 1 to the financial statements, Pro-Fac believes that the total payments would be significantly in excess of these amounts. In any event, the amount fluctuates from time to time, depending upon the amount of indebtedness, including seasonal debt, at the time of termination and other factors.

Should Curtice Burns terminate the Agreement, Pro-Fac should have cash and other assets of not less than its equity, which as of March 26, 1994 was $118,611,000. Pro-Fac has disputed the amount claimed by Curtice Burns to be due on termination of the Agreement and believes that the total payments would be such that it would have cash and other assets of a greater amount.

In any event, following such a transaction, determination would have to be made as to whether Pro-Fac would be liquidated or continued in some form.

Should the resolution of the potential sale of Curtice Burns result in Pro-Fac acquiring control of Curtice Burns, it is presently anticipated that Pro-Fac would obtain the majority of the required financing from the Springfield Bank for Cooperatives. Financing not provided by the Springfield Bank for Cooperatives would likely be available only on terms significantly less favorable to Pro-Fac than those currently in place with the Springfield Bank for Cooperatives. It is probable that any financing obtained in connection with the acquisition of control of Curtice Burns would require the sale of one or more of Curtice Burns' current businesses.

Should the resolution of the potential sale of Curtice Burns result in the sale to a third party, that third party might purchase the Curtice Burns' shares outstanding as well as purchase the assets from Pro-Fac.

Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. Net cash provided by operating activities of the combined companies of $22.8 million in the nine-month period reflect net income of $9.6 million and $18.5 million for Curtice Burns and Pro-Fac, respectively. Amortization of assets amounted to $18.6 million. Inventories decreased $1.3 million and accounts receivable increased $8.5 million. Changes in other assets and liabilities amounted to $32.6 million.

Cash flows from investing activities include the acquisition and disposition of property, plant and equipment and other assets held for or used in the production of goods. Net cash provided by investing activities of $6.9 million in the periods was comprised of cash paid for purchases of property, plant and equipment of $13.8 million, cash received for disposals of fixed assets of $21.8 million and an increase in the investment in Springfield Bank for Cooperatives of $1.1 million. During the nine-month period, $43.9 million was received in proceeds from the disposition of the oats portion of the National Oats business and the Hiland Potato Chip business. Proceeds from such dispositions have been and will continue to be applied to debt.

Net cash used in financing activities of $32.3 million in the period was comprised of proceeds from short-term debt of $23.0 million, payments on long-term debt of $43.8 million, issuance of capital stock of $.1 million less repurchases of $3.1 million and dividends paid of $8.5 million.

                         Short- and Long-Term Trends

The fruit and vegetable portion of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can vary regionally because of variations in weather. The 1993 floods in the Midwest and the drought in the South have increased prices even though the crops in the Company's growing areas have been at normal levels.

Seasonal lines of credit of $100.0 million were available to the combined companies in the nine months ended March 26, 1994, and the maximum borrowing on those lines was $81.0 million. The balance outstanding at March 26, 1994 was $35.0 million.

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

                    Favorable Tax Ruling and Developments

In August of 1993, the Internal Revenue Service issued a determination letter which concluded that the Cooperative is exempt from federal income tax to the extent provided by Section 521 of the Internal Revenue Code, "Exemption of Farmers' Cooperatives from Tax." Unlike a non-exempt cooperative, a tax-exempt cooperative is entitled to deduct cash dividends it pays on its capital stock in computing its taxable income. The exempt status is retroactive to fiscal year 1986 and is anticipated to apply to future years as long as there is no significant change in the way in which the Cooperative operates. In conjunction with this ruling, the Cooperative has filed for tax refunds for fiscal years 1986 to 1990 in the amount of approximately $5.7 million and interest payments of approximately $3.1 million. In addition, it is anticipated that the Cooperative will file for tax refunds for fiscal years 1991 and 1992.

                   Impact of Inflation and Changing Prices

General inflation levels have not significantly affected Pro-Fac sales and revenues. The sales prices of Pro-Fac crops sold to Curtice Burns have been affected by agricultural crop size, prices and trends.

Part II - OTHER INFORMATION

Item 4  - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   a) The annual meeting was held on January 28, 1994, in Tampa, Florida. No issues were voted on by shareholders.

   b) The regional membership meetings for the members of Pro-Fac were held as follows:

         Date           Region/District          City/State

  February 7, 1994             V           Oglethorpe, Georgia
  February 10, 1994            I/2         Rochester, New York
  February 15, 1994           II/2         Harrisburg, Illinois
  February 16, 1994           II/2         Havanna, Illinois
  February 17, 1994          III           Lincoln, Nebraska
  February 21, 1994            I/3         Somerset, Pennsylvania
  February 23, 1994           IV           Portland, Oregon
  February 24, 1994           IV           LaConner, Washington
  March 8, 1994              III           Grand Forks, North Dakota
  March 17, 1994              II/1         Holland, Michigan

   c) Robert Call, Steven Koinzan, Alan Mitchell, Allan Overhiser, and Edward Whitaker were elected directors for a three-year term as a result of the elections at the regional meetings held in February and March 1994. Christian Wolff was confirmed as the Agway nominee to the Pro-Fac Board at a Board meeting on March 29, 1994. The following is a list of the remaining directors whose terms of office continued after the regional meetings.

                            Name             Date

                       Dale Burmeister       1995
                       Albert Fazio          1995
                       Tom Croner            1995
                       Kenneth Mattingly     1996
                       Paul Roe              1996
                       Bruce Fox             1996
                       Glen Lee Chase        1996
                       Donald Pease          1996

Following are the voting results from the regional meetings:

                                 Votes Cast For     Votes Cast Against

       Robert Call                     73                     0
       Steven Koinzan                  20                     0
       Alan Mitchell                   42                     0
       Allan Overhiser                 96                     0
       Edward Whitaker                 48                     0


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