Form 10-K
period 1994-06-25
PRO FAC COOPERATIVE INC
filed 1994-10-03
CIK 202932

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                          Form 10-K

     (Mark One)
  [X]  Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 (Fee Required)

           For the fiscal year ended June 25, 1994
                             or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

   For the Transition Period from __________  to _________

        Registration Statement (Form S-1) No. 2-66772

                  PRO-FAC COOPERATIVE, INC.
   (Exact name of registrant as specified in its charter)

        New York                               16-6036816
(State of incorporation)            (I.R.S. Employer Identification No.)

90 Linden Place, P.O. Box 682, Rochester, New York            14603
  (Address of principal executive offices)                 (Zip Code)

 Registrant's telephone number, including area code:  (716) 383-1850

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  X   NO
                           ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant as of August 15, 1994:

                 Common Stock:  $10,183,280
(based upon par value of shares since there is no market for the Registrant's common stock)

Number of common shares outstanding at August 15, 1994:

                  Common stock:  2,036,656

             The exhibit page begins on page 58
                     Page 1 of 59 pages

               FORM 10-K ANNUAL REPORT -- 1994
                  PRO-FAC COOPERATIVE, INC.
                      TABLE OF CONTENTS

                            PART I
                                                            PAGE
Item   1.  Business
           General Development of Business . . . . . . . . .  3
           Recent Developments . . . . . . . . . . . . . . .  3
           Relationship with Curtice Burns . . . . . . . . .  4
           Financial Information About Industry Segments . .  5
           Narrative Description of Business . . . . . . . .  6
           Backlog of Orders . . . . . . . . . . . . . . . .  6
           Government Contracts. . . . . . . . . . . . . . .  6
           Competitive Conditions. . . . . . . . . . . . . .  6
           Seasonality of Business . . . . . . . . . . . . .  6
           Working Capital . . . . . . . . . . . . . . . . .  7
           Research and Development. . . . . . . . . . . . .  7
           Compliance with EPA Regulations . . . . . . . . .  7
           Financial Information About Foreign and Domestic
             Operations and Export Sales . . . . . . . . . .  8
Item   2.  Properties. . . . . . . . . . . . . . . . . . . .  8
Item   3.  Legal Proceedings . . . . . . . . . . . . . . . . 12
Item   4.  Submission of Matters to a Vote of Security
             Holders . . . . . . . . . . . . . . . . . . . . 13

                             PART II

Item   5.  Market for Registrant's Common Stock and Related
             Security Holder Matters . . . . . . . . . . . . 13
Item   6.  Selected Financial Data . . . . . . . . . . . . .  14
Item   7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . .  15
Item   8.  Financial Statements and Supplementary Data . . .  26
Item   9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure . . . . . .  45

                             PART III

Item  10.  Directors and Executive Officers of the Registrant. 45
Item  11.  Executive Compensation. . . . . . . . . . . . . . .  47
Item  12.  Security Ownership of Certain Beneficial Owners
             and Management. . . . . . . . . . . . . . . . . .  47
Item  13.  Certain Relationships and Related Transactions. . .  49

                           PART IV

Item  14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K . . . . . . . . . . . . . . . . . . .  49
           Signatures. . . . . . . . . . . . . . . . . . . . .  55

                          PART I


Item 1.  BUSINESS

               General Development of Business

Pro-Fac Cooperative, Inc. ('Pro-Fac' or 'the Cooperative') is an agricultural cooperative corporation formed in 1960 under New York law to process and market crops grown by its members. Only growers of crops marketed through Pro-Fac (or associations of such growers) can become members of Pro-Fac; a grower becomes a member of Pro-Fac through the purchase of common stock. Its approximately 700 members are growers (or associations of growers) located principally in New York, Pennsylvania, Illinois, Michigan, Washington, Oregon, Iowa, Nebraska, North Dakota, Florida, California, and Georgia.
The principal office of Pro-Fac is at 90 Linden Place, Rochester, New York 14625; its telephone number is (716) 383-1850.

Pro-Fac owns 33 food processing plants and other distribution and office facilities in 11 states, all of which are leased to and operated by Curtice-Burns Foods, Inc. ('Curtice Burns'), which processes the crops that are marketed through Pro-Fac by its members and markets the finished food products, as well as other products not manufactured from Pro-Fac crops. See 'Relationship with Curtice Burns.'

Pro-Fac crops include fruits (cherries, apples, blueberries, peaches, and plums), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, tomatoes, asparagus, potatoes, southern peas, dry beans, turnip roots, and leafy greens), and popcorn. These products, which are processed in facilities leased to Curtice Burns, are highly seasonal. Partly for this reason, Pro-Fac also permits Curtice Burns to process products unrelated to Pro-Fac crops in these facilities. Such unrelated products include cheese sauce, soups and prepared ethnic foods, salad dressings, certain snack foods, and non-fruit fillings and puddings. These products are not seasonal, and their production permits better utilization of the Pro-Fac facilities year round, reducing the overhead burden on all products. Pro-Fac is compensated for this use of its facilities through the payments made by Curtice Burns under the facilities financing provisions of the Integrated Agreement (the 'Agreement') with Curtice Burns as discussed below and financing payments under the operations financing provisions of the Agreement. See also discussion in Note 2 of the 'Notes to Financial Statements.'

Pro-Fac's business is conducted in one industry segment, the marketing of its members' crops through Curtice Burns. Curtice Burns is a food processing corporation with which Pro-Fac has a contractual relationship (see 'Relationship with Curtice Burns'). Pro-Fac has only one class of similar products, raw fruits and vegetables and popcorn.

During the fiscal year ended June 25, 1994, Pro-Fac was not involved in any bankruptcy, receivership, or similar pro-ceeding; with any reclassification, merger, or consolidation; or with any acquisition or disposition of any material amount of assets other than in the ordinary course of business. During such period, Pro-Fac did not make any material changes in the manner in which it conducts its business.

                     Recent Developments

On September 27, 1994, Pro-Fac and Curtice Burns entered into a Merger Agreement pursuant to which Pro-Fac will purchase all of the shares of Class A common stock and Class B common stock of Curtice Burns for $19.00 per share, or approximately $167.0 million in the aggregate. Pro-Fac will immediately commence a tender offer for all of the shares to be followed, if successful, by a merger of a subsidiary of Pro-Fac into Curtice Burns.

Pro-Fac has advised Curtice Burns that it expects to complete its tender offer on or about November 1, 1994.

               Relationship with Curtice Burns

See Note 2 'Notes to Financial Statements' regarding potential change of control of Curtice Burns. Pro-Fac has a contractual relationship with Curtice Burns, a New York business corporation engaged in the processing and sale of food products. The relationship between Pro-Fac and Curtice Burns is governed by an Agreement between them, consisting of five sections: operations financing; marketing; facilities financing; management; and settlement. The management of Pro-Fac believes that its relationship with Curtice Burns is unique among agricultural cooperatives and that this relationship has contributed materially to the successful operations of Pro-Fac. Curtice Burns is a publicly held corporation and files reports and other information with the Securities and Exchange Commission; its Class A common stock is listed on the American Stock Exchange and the Midwest Stock Exchange.

Broadly speaking, Pro-Fac has contracted with Curtice Burns to operate the plants owned by Pro-Fac and to process and market as finished food products the crops produced by the members of Pro-Fac. Pro-Fac sells to Curtice Burns all of the crops produced and delivered to it by its members. Curtice Burns pays Pro-Fac as the purchase price for those crops the commercial market value ('CMV') of the crops, which is defined in the Agreement between Pro-Fac and Curtice Burns as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area.

Curtice Burns pays rent for the use of the fixed and intangible assets leased to it by Pro-Fac. The rental payments are equal to the amortization of the leased assets plus any other costs such as taxes and utilities which may be incurred by Pro-Fac associated with the ownership of the facilities. Curtice Burns also pays a basic financing charge equal to the interest expenses incurred by Pro-Fac in financing its facilities leased to Curtice Burns and in carrying the loans of funds which have been loaned to Curtice Burns. In addition, Curtice Burns pays or receives an adjustment based upon the earnings or losses of Curtice Burns on all products, determined according to a formula which reflects the respective adjusted equity investments of the two companies. As a result, Pro-Fac cannot assure its members that it will always have sufficient proceeds from all sources to pay full CMV to its members. See also discussion in Note 2 of the 'Notes to Financial Statements.'

Pro-Fac and Curtice Burns were both formed with support from Agway Inc. ('Agway'). As a farm supply business operated as a cooperative Agway had an interest in ensuring a market for crops grown by its grower members. Agway initiated meetings between representatives of small New York food processors and their suppliers and suggested the outlines of a relationship between them. Agway provided Pro-Fac with advice concerning operating as a cooperative, and Agway's involvement assisted Pro-Fac in enlisting members. Agway provided Curtice Burns with financial support and retains a substantial investment in Curtice Burns, which enables Agway to elect 70 percent of the Directors of Curtice Burns. Agway owns no stock of Pro-Fac, although two directors of Agway, Donald E. Pease and Christian F. Wolff, Jr., served as directors of Pro-Fac until their resignations in fiscal 1994.

Operating originally only in Upstate New York, Pro-Fac and Curtice Burns have grown through the acquisition of food processing and marketing plants and facilities in the states of Colorado, Pennsylvania, Indiana, Michigan, Washington,
Iowa, Ohio, Nebraska, Georgia, Texas, and Oregon as well as additional acquisitions in Upstate New York and Canada. The advisability of an acquisition is ordinarily assessed jointly by Pro-Fac and Curtice Burns, with Pro-Fac assessing its interest in and ability to organize as members of Pro-Fac the growers who supply the crops to the company to be acquired, and Curtice Burns assessing its ability to process and market profitably the products of that company.

Curtice Burns produces and markets a variety of processed food products, including canned and frozen fruits and vegetables, condiments, potato chips and other snack foods, puddings, fruit fillings and toppings, canned products containing meat, salad dressings, specialty food products, and popcorn. These products are distributed to various consumer markets in all 50 states. Curtice Burns markets products sold both under its own brands and under its customers' brands. Pro-Fac currently supplies approximately 65 percent of the raw agricultural crops used by Curtice Burns in its processing and marketing operations.

In March 1994, Curtice Burns advised Pro-Fac that in view of the possibility that Curtice Burns might be acquired by a third party, Pro-Fac should not rely on Curtice Burns to purchase any crops from Pro-Fac or its growers in calendar 1995 and beyond. In addition, Curtice Burns notified Pro-Fac that Curtice Burns will not commit to purchase a substantial portion of the crops historically purchased from Pro-Fac in the 1995 growing season. As a result, Pro-Fac has given notice to its affected members terminating Pro-Fac's obligation to purchase these crops beginning next year. The affected Pro-Fac growers are principally Pro-Fac's New York fruit and vegetable growers, Illinois and Nebraska popcorn growers, and Northwest potato growers who represent more than half of Pro-Fac's membership and have accounted for approximately $29.9 million or 50 percent of the total crops delivered by Pro-Fac to Curtice Burns in the past year. In the arbitration proceedings currently pending between Curtice Burns and Pro-Fac, Pro-Fac has asserted, among other matters, that Curtice Burns is in default under the Integrated Agreement for improper termination of crops and has claimed damages that Pro-Fac estimates at more than $50 million. See
Note 2 of the 'Notes to Consolidated Financial Statements.' Curtice Burns believes that its only obligation to purchase crops from Pro-Fac is as set forth in the Profit Plan as approved each year by the Boards of Directors of both Pro-Fac and Curtice Burns. Because the most recent approved Profit Plan was for fiscal year 1995 (which Plan corresponds to the 1994 calendar year crops), Curtice Burns believes that it is not currently obligated to purchase any crops from Pro-Fac for calendar year 1995 or later.

The Agreement between Pro-Fac and Curtice Burns extends to 1997, and provides for two successive renewals, each for a term of five years, at the option of Curtice Burns. Curtice Burns has the right to terminate the Agreement with 60-days notice provided that it would then be obligated to purchase the assets owned by Pro-Fac which are utilized in the business of Curtice Burns.

Curtice Burns currently is involved in a restructuring program and change of control initiative which could affect
Pro-Fac. See 'Recent Developments,' Management's Discussion and Analysis of Financial Condition and Results of Operations, 'Curtice Burns Restructuring Program' and
'Potential Change in Control of Curtice Burns.'

        Financial Information About Industry Segments

As described above, the business of Pro-Fac is conducted in only one industry segment, the marketing of its members' crops through Curtice Burns. Since Pro-Fac's business is conducted in only one industry segment, there were no intersegment sales or transfers.

The financial statements for the fiscal years ended June 25, 1994, June 26, 1993, and June 26, 1992, which are included in this report, relate solely to that industry segment.

              Narrative Description of Business

In its industry segment, Pro-Fac deals in one class of similar products, raw fruits and vegetables and popcorn.

The principal products produced and services rendered by Pro-Fac in its industry segment and the principal markets for, and methods of distribution of, such products and services and raw material sources are discussed above.

                      Backlog of Orders

Backlog of orders has not historically been significant in the business of Pro-Fac.

                   Governmental Contracts

No portion of the business of Pro-Fac is subject to renegotiation of profits with, or termination by, any governmental agency.

                   Competitive Conditions

As Pro-Fac sells all of the products it receives from its members to Curtice Burns, competitive conditions in the food processing industry affect Pro-Fac indirectly, through their effect on the earnings of Curtice Burns and their resulting effect on the purchase price which Curtice Burns must pay Pro-Fac for crops and the payments Curtice Burns must make for the use of Pro-Fac facilities and funds. See 'Relationship with Curtice Burns,' including the discussion regarding the termination of crop agreements.

Curtice Burns competes with national and major regional food manufacturers, particularly in the sale of its branded products. Many of the national manufacturers have substantially greater resources than Curtice Burns. The principal methods of competition in the food industry are ready availability of product, a broad line of products, product quality, price, and advertising and sales promotion. Curtice Burns distributes its products primarily in areas which can be quickly served from its production and distribution facilities. Pricing is generally competitive with that of other food processors for products of comparable quality.

While the major national brands are dominant in branded products on a national level, Curtice Burns is a significant factor in many of the marketing areas served by one or more of its regional brands.

                   Seasonality of Business

The overall sales of Curtice Burns are not highly seasonal since the demand for its products is fairly constant throughout the year. Exceptions to this general rule include some products that have higher sales volume in the cool weather months (such as canned fruits and vegetables, chili, fruit fillings and toppings, and sauerkraut) and others that have higher sales in the warm weather months (such as potato chips, salad dressings, and condiments). However, the manufacture of products made from raw fruits and vegetables is predominantly seasonal, with production occurring during the summer and fall harvest seasons of the various crops processed. Thus, Curtice Burns must maintain substantial inventories throughout the year of those finished products made from seasonal produce.

Profit margins for canned fruits and vegetables have been subject to industry supply and demand cycles, which are attributable to changes in growing conditions, acreage planted, inventory carry-overs, and other factors. Curtice Burns has emphasized the merchandising of its own brands and expanded service and product development for its high-volume private label and food service customers. See 'Relationship with Curtice Burns.'

                      Working Capital

Short-term bank financing, principally for seasonal working capital requirements, is obtained by both Pro-Fac and Curtice Burns. A fruit and vegetable food processor such as Curtice Burns requires seasonal borrowing because, while cash inflows from sales are spread somewhat ratably throughout the year, cash outflows are concentrated in limited production seasons tied to the harvest seasons of the crops processed. Under agreements with the Springfield Bank for Cooperatives ('the Bank'), Pro-Fac and Curtice Burns must participate on a proportionate basis in the average short-term bank borrowings outstanding during the year. At least 55 percent of such borrowings are obtained by Pro-Fac from the Bank and then loaned by Pro-Fac to Curtice Burns at a rate of interest equal to that charged Pro-Fac by the Bank. The balance is borrowed by Curtice Burns at its option at the prime rate or at money market rates directly from six commercial banks. Curtice Burns and Pro-Fac each guarantees repayment of the short-term borrowings of the other.

                  Research and Development

Pro-Fac does not spend any material amount on research activities relating to the development of new products or the improvement of existing products.

               Compliance With EPA Regulations

Expenditures for facilities and improvements relating to protection of the environment are made from the capital budget of Pro-Fac, and the completed facilities are leased to Curtice Burns.

The operations of Curtice Burns are subject to regulations imposed by various governmental agencies, including the Environmental Protection Agency ('EPA'), as well as certain comparable state agencies. Curtice Burns is also subject to standards imposed by regulatory agencies pertaining to the occupational health and safety of its employees. Curtice Burns believes that its standards and procedures generally equal or exceed those imposed by such regulatory agencies.

The disposal of solid and liquid waste material resulting from the preparation and processing of food and the emission of odors inherent in the processing of food are also subject to various federal, state, and local laws and regulations relating to the protection of the environment. Such laws and regulations have had an important effect on the food processing industry as a whole, requiring substantially all firms in the industry to incur material expenditures for modification of existing processing facilities and for construction of new waste treatment facilities.

Among the various programs for the protection of the environment which have been adopted to date, the most important for the operations of Curtice Burns are the discharge permit programs administered by the EPA and environmental protection agencies in those states in which Curtice Burns does business. Under those programs, permits are required for processing facilities which discharge industrial wastes into streams and other bodies of water, and Curtice Burns is required to meet certain discharge standards in accordance with compliance schedules established by such agencies. Curtice Burns has to date received permits for all facilities for which renewal permits are required, and each year submits applications for renewal permits for some of the facilities. Such renewal permits are currently being processed under normal agency procedures and it is expected that they will be issued in due course.

In recent years, expenditures for facilities related to the protection of the environment have not represented a significant percentage of total capital expenditures. The table below shows the total capital expenditures of Curtice Burns and Pro-Fac and the amounts devoted to the construction of environmental facilities for each of the last five fiscal years:

                         1994        1993        1992        1991       1990
                         ----        ----        ----        ----       ----
Total capital
  expenditures
  (000's)               $19,545     $21,503     $16,163     $24,852    $39,978

Amount devoted to
  environmental
  facilities
  (000's)               $ 2,116     $   870     $ 1,325     $ 1,433    $ 1,631

Percentage of capital
  expenditures devoted
  to environmental
   facilities              10.8%        4.0%        8.2%        5.8%       4.1%

Additional expenditures as may be necessary for compliance with environmental laws will be made from future capital budgets, and it is expected that they will continue to constitute a similar portion of the annual capital expenditures of Pro-Fac for equipment which is leased to Curtice-Burns. Pro-Fac and Curtice-Burns estimate that the capital expenditures of Pro-Fac for environmental control facilities, principally waste water treatment facilities, for the current fiscal year will be approximately $2,668,000 and for fiscal 1996 will be approximately $1,855,000. However, the estimate for 1996 is based on recent experience rather than detailed budget proposals.

           Financial Information About Foreign and
             Domestic Operations and Export Sales

Pro-Fac makes no export sales. It sells all of the crops grown by its members to Curtice Burns, which processes such crops at plants owned by Pro-Fac and leased to and operated by Curtice Burns. All such plants are located within the United States.

Item 2.  PROPERTIES

Reference is made to 'Relationship with Curtice Burns.'

The following table describes the properties leased or owned by Curtice Burns as of the end of the 1994 fiscal year.
Unless otherwise indicated, all properties are leased from Pro-Fac.


Type of Property                                              Square
  (by Division)                              Location          Feet
- - - ---------------                              --------         ------

COMSTOCK-MICHIGAN FRUIT:

Office building, manufacturing
plant, and warehouse for
cheese sauce, snack dips,
puddings, and fruit fillings
and toppings . . . . . . . . . . . . . . Benton Harbor, MI    239,252

Distribution center. . . . . . . . . . . Coloma, MI           400,000
Manufacturing plant and ware-
house for canned fruits and
vegetables, fruit fillings and
toppings . . . . . . . . . . . . . . . . Fennville, MI        370,600

Warehouse for maraschino
cherries, frozen fruits and
vegetables, fruit fillings
and supplies . . . . . . . . . . . . . . Sodus, MI            243,138

Type of Property                                              Square
  (by Division)                              Location          Feet
- - - ---------------                              --------         ------

COMSTOCK-MICHIGAN FRUIT: (Cont'd.)

Property held for resale . . . . . . . . Clifton, NJ          250,000

Warehouse and office;
public storage facility (1). . . . . . . Vineland, NJ         198,000

Warehouse for finished goods . . . . . . Alton, NY             60,060

Property held for resale . . . . . . . . Alton, NY            170,000

Freezing Plant for green beans;
warehouse for frozen goods;
office and dry storage . . . . . . . . . Barker, NY           150,100

Freezing plant for peas, snap
beans, corn, and carrots . . . . . . . . Bergen, NY           122,009

Cold storage and repack
facility for frozen fruits
and vegetables and public
storage warehouse. . . . . . . . . . . . Brockport, NY        429,052

Cutting, curing and packaging
plant for sauerkraut . . . . . . . . . . Gorham, NY            55,534

Canning plant and warehouse
for peas, corn, lima beans,
beets, and dried bean
products; freezing plant
for corn . . . . . . . . . . . . . . . . Leicester, NY        205,599

Distribution center and
warehouse. . . . . . . . . . . . . . . . LeRoy, NY            137,300

Canning plant and warehouse
for snap beans and carrots;
freezing plant for snap beans,
corn and cabbage . . . . . . . . . . . . Oakfield, NY         203,403

Canning plant and warehouse for
snap beans . . . . . . . . . . . . . . . So. Dayton, NY       151,140

Canning plant and warehouse for
fruit fillings and toppings, fruit
specialty products and
applesauce . . . . . . . . . . . . . . . Red Creek, NY        137,264

Property held for resale . . . . . . . . Rushville, NY        315,701

Cutting, curing, and canning
plant for sauerkraut . . . . . . . . . . Shortsville, NY      103,686

Cutting and curing plant for
sauerkraut . . . . . . . . . . . . . . . Waterport, NY         21,626

Manufacturing plant - popcorn. . . . . . Ridgway, IL           50,000

Closed plant held for resale . . . . . . Wall Lake, IA         39,000

Manufacturing plant - popcorn. . . . . . North Bend, NE        50,000

Type of Property                                              Square
  (by Division)                              Location          Feet
- - - ----------------                             --------         ------

BROOKS FOODS:

Office building, canning
plant, and warehouse for
dried bean products and
tomato products. . . . . . . . . . . . . Mt. Summit, IN       200,000

CURTICE BURNS SNACK FOOD GROUP:

SNYDER SNACK FOODS:

Office, plant and warehouse
for potato chips and corn
snack foods. . . . . . . . . . . . . . . Berlin, PA           190,225

TIM'S:

Administrative, plant, warehouse
and distribution center (1). . . . . . . Auburn, WA            37,600

HUSMANS SNACK FOODS:

Office, plant and warehouse
for potato chips, and other
snack food . . . . . . . . . . . . . . . Cincinnati, OH       113,576

NALLEY'S FINE FOODS:

Office building, warehouse
and tank farm for pickles. . . . . . . . Enumclaw, WA          87,313

Office building, manufacturing
plant, and warehouse for pickles,
canned meat products, salad
dressings, peanut butter and
snack foods. . . . . . . . . . . . . . . Tacoma, WA           438,000

Sales offices and distribution
warehouse for chips and
snacks (1) . . . . . . . . . . . . . . . Spokane, WA           16,300

Parking lot and pickle vat
yards (1). . . . . . . . . . . . . . . . Tacoma, WA           162,570

Cucumber receiving and
grading station (1). . . . . . . . . . . Cornelius, OR         11,700

Sales offices and distribution
warehouses for chips and
snacks (1) . . . . . . . . . . . . . . . Portland, OR          14,365

Cucumber receiving and
grading station (1). . . . . . . . . . . Mount Vernon, WA      30,206

NALLEY'S CANADA LTD.:

Office, manufacturing plant
and distribution warehouse
for chips and snacks,
dressings, pickles, syrup,
peanut butter, canned
products and oatmeal (1) . . . . . . . . Anacis Island, BC    108,000

Type of Property                                              Square
  (by Division)                              Location          Feet

NALLEY'S CANADA LTD. (Cont'd.):

Main office (1). . . . . . . . . . . . . Burnaby, BC            8,350

Office building and warehouse
for chips and snack food
distribution (1) . . . . . . . . . . . . Kelowna, BC           15,900

Office, manufacturing plant and ware-
house for salad dressings, syrup,
chip dip, and pickles (2). . . . . . . . Vancouver, BC         48,000

SOUTHERN FROZEN FOODS:

Office, freezing plant, cold
storage and repackaging facility
for southern vegetables, breaded
vegetables and other vegetables
and fruits . . . . . . . . . . . . . . . Montezuma, GA        545,942

Office, freezing plant and
cold storage for southern
vegetables . . . . . . . . . . . . . . . Alamo, TX            110,000

FINGER LAKES PACKAGING:

Can manufacturing plant. . . . . . . . . Lyons, NY            147,376

CORPORATE HEADQUARTERS:

Headquarters office (1)
(Includes office space for
Comstock Michigan Fruit Division
as well as Corporate Conference
Center). . . . . . . . . . . . . . . . . Rochester, NY         62,500

Sales Office (1) . . . . . . . . . . . . Cordova, TN            1,000

Closed facility held for resale. . . . . Denver, CO            80,000

Held for resale (subleased to Oberto sausage) . . Albany,OR   140,000

Closed plant held for resale . . . . . . Des Moines, IA        82,958

- - - -----------------
1. Leased from third parties, although the related equipment may be owned by Pro-Fac.

2. Owned by Curtice Burns or one of its wholly-owned sub-sidiaries.

Pro-Fac owns all processing facilities, warehouses, and other plant and equipment utilized in Curtice Burns' business, except for the facility owned by Nalley's Canada Ltd., or those leased from third parties. Curtice Burns, including its subsidiaries, owns one property in Canada and occupies 37 other properties, 26 of which are used under the facilities financing section of the Agreement with Pro-Fac and 11 of which are leased from third parties. In the properties leased from third parties, however, substantially all of the operating equipment is owned by Pro-Fac. Under the facilities financing section of the Agreement with Curtice Burns, Curtice Burns pays all taxes, insurance, and other operating costs, as well as an amount equal to the annual amortization taken on the assets. In addition to the 26 Pro-
Fac properties mentioned above, seven Pro-Fac properties are not being utilized for production and are held for resale.
The net book value of these properties held for resale was $11,898,000 at June 25, 1994.

If the Agreement with Curtice Burns above should be terminated, Curtice Burns would have the option of purchasing all plant and equipment covered by the facilities financing section at its then book value as well as associated intangible assets. The calculation for this buyout is in dispute. See Note 2 to 'Notes to Financial Statements'. The Agreement extends to June 27, 1997 and provides for two successive renewals, each for five years, at the option of Curtice Burns.

For the fiscal years ended June 25, 1994, June 26, 1993, and June 26, 1992 payments to Pro-Fac under the facilities financing section of the Agreement relating to the leased assets amounted to $43,830,000, $53,826,000, and $26,928,000, respectively, an amount equal to the amortization of the assets. On June 25, 1994, the net book value of Pro-Fac's fixed assets used by Curtice Burns was $141,322,000.

In the opinion of management of Curtice Burns and Pro-Fac, all of the properties described in this Item 2 are suitable for the use intended and adequately maintained. The extent of utilization of such properties varies from property to property and from time to time. Since the business of Curtice Burns is conducted in principally one industry segment.

Item 3.  LEGAL PROCEEDINGS

In conjunction with the sale of the National Oats division by Pro-Fac and Curtice Burns, Pro-Fac terminated the membership of the Harvest States Cooperative ('Harvest States') in the Cooperative. Harvest States was the only supplier of oats to the Curtice Burns National Oats division. As a result of this action, Harvest States filed a claim against Pro-Fac for, among other things, the receipt of payments for future oats purchases after the sale of National Oats division through fiscal 1995.

Under the agreement between the two entities, Curtice Burns agreed to indemnify Pro-Fac as to certain expenses arising out of the termination of the membership of Harvest States in Pro-Fac. It was agreed that any settlement payments would be deemed an expense of Curtice Burns under the division of earnings with Pro-Fac.

The exact amount of any potential settlement related to this issue cannot be estimated at June 25, 1994, but management does not believe that this is a material exposure to the Cooperative.

On July 11, 1994, Curtice Burns commenced arbitration proceedings against Pro-Fac under the Integrated Agreement by serving a Demand for Arbitration on Pro-Fac. In the arbitration, Curtice Burns is seeking, among other relief, a declaration confirming its right to terminate the Integrated Agreement and to purchase the assets owned by Pro-Fac upon tender of the then current book value thereof, determined in accordance with generally accepted accounting principles, a declaration confirming the effect of termination of the Integrated Agreement on the obligations of Curtice Burns under the Integrated Agreement and a declaration confirming that Curtice Burns does not have any obligations under the Integrated Agreement to purchase crops except as set forth in the fiscal 1995 Profit Plan. Curtice Burns is also seeking an award of damages sustained by Curtice Burns in an amount to be determined by the arbitrators, but in no event less than the difference in value between the Dean Foods $20 per share offer and the market price per share of Curtice Burns' common stock following any public announcement that the Dean Foods acquisition proposal has been withdrawn. On August 2, 1994, Curtice Burns filed a petition in the Supreme Court of New York for an order compelling Pro-Fac to proceed with the arbitration which was subsequently withdrawn.

On August 4, 1994, Pro-Fac served Curtice Burns with Pro-Fac's Response and Counterdemand for Arbitration (the 'Response'). In the Response, Pro-Fac asserted (1) that Pro-Fac is entitled to a 50 percent share of the profits from the consummation of the of the pending acquisition proposal from Dean Foods, which share Pro-Fac calculated to be greater than $5.75 per share of Curtice Burns' common stock; (2) that Curtice Burns cannot terminate the Integrated Agreement at all or not before, at the earliest, June 1996; (3) that the book value of Pro-Fac's assets for the purposes of calculating the price at which Curtice Burns may buy those assets and terminate the Integrated Agreement should not take into account the unilateral writedowns by Curtice Burns of the Hiland and meat snack assets; (4) that Curtice Burns is in default under the Integrated Agreement for improper termination of crops; and (5) that Curtice Burns is in default under the Integrated Agreement for failing to manage the business of Pro-Fac. Pro-Fac also claimed damages that it estimated at more than $50 million. In the Response, Pro-Fac also generally denied Curtice Burns' allegations in its Demand for Arbitration (see 'Recent Developments').

There are no other material pending legal proceedings other than ordinary routine litigation incidental to the business to which Pro-Fac is a party or to which any of its property is subject. Further, no such proceedings are known to be contemplated by governmental authorities.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                           PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS.

The information required by this item is contained in Notes 6 and 7 to the Financial Statements.

Item 6.  SELECTED FINANCIAL DATA

                             Six-Year Summary

(Dollars in Thousands, Except Capital Stock Data)

                                              1994         1993         1992         1991         1990         1989
                                            --------     --------     --------     --------     --------     --------

Operating Data
Raw product deliveries at CMV               $ 59,216     $ 59,800     $ 64,152     $ 61,204     $ 54,928     $ 43,528
Adjust to fiscal year basis                     (979)         (65)        (718)         990        5,895          763
Additional proceeds/(loss) from Curtice
 Burns under the Integrated Agreement         18,599      (21,800)       9,505        5,907       11,448       24,225
Interest income                               15,630       17,090       19,869       22,681       22,641       16,035
Other income                                   1,927        1,857        1,411          933        1,086          499
                                            --------     --------     --------     --------     --------     --------
Total revenues                                94,393       56,882       94,219       91,715       95,998       85,050
                                            --------     --------     --------     --------     --------     --------
Total interest and other expenses             12,458       14,645       18,031       21,198       20,355       14,555
CMV paid or accrued                           58,237       59,735       63,434       62,194       60,823       44,291
                                            --------     --------     --------     --------     --------     --------
      Total costs and expenses                70,695       74,380       81,465       83,392       81,178       58,846
                                            --------     --------     --------     --------     --------     --------
Excess/(deficiency) of revenues before
 taxes, dividends and allocation of net
 proceeds                                     23,698      (17,498)      12,754        8,323       14,820       26,204
Tax benefit/(provision) for taxes on
 income(1)                                       844                     1,151       (3,023)      (4,389)      (4,234)
                                            --------     --------     --------     --------     --------     --------
Net income/(loss) (proceeds before
 dividends)                                   24,542      (17,498)      13,905        5,300       10,431       21,970
Dividends on common and preferred stock       (4,390)      (4,548)      (4,437)      (4,099)      (3,553)      (2,987)
                                            --------     --------     --------     --------     --------     --------
      Net proceeds                            20,152      (22,046)       9,468        1,201        6,878       18,983
Allocation (to)/from earned surplus           (2,856)      27,917         (155)        (524)*     (3,716)      (4,312)
                                            --------     --------     --------     --------     --------     --------
Net proceeds available to members             17,296        5,871        9,313          677        3,162       14,671
Payable to members currently                   3,109        1,052        2,253           91          649        3,671
                                            --------     --------     --------     --------     --------     --------
Retains allocated to members:
Qualified                                     12,437        4,209        6,760          271*       1,946        8,564
   Non-qualified                               1,750          610          300          315          567        2,436
                                            --------     --------     --------     --------     --------     --------
      Total retains allocated to members    $ 14,187     $  4,819     $  7,060     $    586     $  2,513     $ 11,000
                                            --------     --------     --------     --------     --------     --------
                                            --------     --------     --------     --------     --------     --------
Net proceeds as a percent of CMV               34.03%      (36.87)%      14.76%        1.96%       12.52%       43.61%
                                            --------     --------     --------     --------     --------     --------
Net proceeds available to members as a
 percent of CMV:
   Qualified                                   26.25%        8.80%       14.05%         .59%*       4.72%       28.10%
   Non-qualified                                2.96%        1.02%         .47%         .52%        1.03%        5.60%
                                            --------     --------     --------     --------     --------     --------
Total net proceeds allocated to members
 as a percent of CMV                           29.21%        9.82%       14.52%        1.11%        5.75%       33.70%
                                            --------     --------     --------     --------     --------     --------
Percent of qualified net proceeds
 available to members paid in cash             20.00%       20.00%       25.00%       25.00%       25.00%       30.00%
                                            --------     --------     --------     --------     --------     --------
(1) Taxable Income/(Loss):
Excess of revenues before taxes,
 dividends and allocation of net
 proceeds                                   $ 23,698     $(17,498)    $ 12,754     $  8,323     $ 14,820     $ 26,204
Less patronage income to be allocated to
 members                                     (15,546)      (5,261)     (13,040)        (677)      (3,162)     (14,671)
Less cash dividends paid on capital
 stock                                        (4,390)      (4,548)          --           --           --           --
Less utilization of net operating loss
 carryforward                                 (3,857)          --           --           --           --           --
Additional fiscal 1991 distribution               --           --        3,727           --           --           --
Difference between book and tax
 methodologies                                    95           52          996           --           --           --
                                            --------     --------     --------     --------     --------     --------
Taxable income/(loss) to the Cooperative    $     --     $(27,255)    $  4,437     $  7,646     $ 11,658     $ 11,533
                                            --------     --------     --------     --------     --------     --------
                                            --------     --------     --------     --------     --------     --------
Balance Sheet Data
Investment in direct financing leases       $141,322     $173,513     $187,298     $193,300     $146,643     $124,811
Shareholders' investment and members'
 capitalization                             $123,765     $109,904     $133,139     $126,595     $124,137     $116,248
Total long-term debt                        $127,134     $168,000     $164,000     $178,025     $192,406     $154,462
Total assets                                $296,051     $324,884     $361,408     $385,556     $385,091     $300,660
                                            --------     --------     --------     --------     --------     --------
Capital Stock Data
Cash dividends per share:
   Common (par value $5.00)                 $    .25     $    .25     $    .25     $    .25     $    .25     $    .25
   Preferred (par value $25.00)             $ 1.5625     $ 1.8125     $   2.00     $ 2.1875     $   2.25     $  2.125
Average common stock investment per
 member                                     $ 14,546     $ 18,662     $ 17,771     $ 16,339     $ 13,938     $ 11,260
                                            --------     --------     --------     --------     --------     --------
Number of Members                                707          721          737          735          754          774

* Excludes an additional allocation of 1991 net proceeds which was distributed to members in fiscal 1992. This allocation of $3,727 (6.09 percent of 1991 CMV) was distributed 25 percent in cash and the remainder in the form of qualified retains. See 'Statement of Changes in Shareholders' and Members' Capitalization' and also Notes 6 and 7 to the 'Notes to Financial Statements.'

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this review is to highlight the more significant changes in the major items of Pro-Fac's statement of net proceeds from fiscal 1992 through 1994.

Most of the proceeds of Pro-Fac are derived from the sale to Curtice-Burns Foods, Inc. ('Curtice Burns') of the crops of its members and hence depend primarily upon the volume and commercial market value ('CMV') of these crops (which accrues to Pro-Fac at the time of delivery). In addition, proceeds depend upon the profitability of the finished products made from Pro-Fac crops and raw materials from other sources which are then processed and sold by Curtice Burns during the course of the fiscal year. Under the Integrated Agreement ('the Agreement') between the two companies presently in effect, the total purchase price for crops and the financing charge are both based in part on the results of operations of Curtice Burns.

Because of the profit split provisions within the Agreement between Curtice Burns and Pro-Fac, business conditions and trends affecting Curtice Burns' profitability will also affect the profitability of Pro-Fac. See Note 2 of 'Notes to Financial Statements.'

           CHANGES FROM FISCAL 1993 TO FISCAL 1994

       Curtice Burns' Results of Operations -- General

In addition to the results of operations there were two significant developments in fiscal 1994: the completion of the first phase of a major restructuring program designed to enhance Curtice Burns' shareholder value; and significant progress in the effort to sell Curtice Burns to serve Agway's purpose of liquidating its interest in Curtice Burns.

                    Restructuring Program
             The Conceptual Vision and Strategy

The restructuring program first initiated in fiscal 1993 was based on Curtice Burns' new vision of a company smaller in sales but more profitable, as measured by return on sales and equity, and possessing the financial and management resources sufficient to drive growth in carefully selected product line markets in which Curtice Burns can prosper for the long term. Thus, the strategy was to focus on a more limited number of product lines which now have a strong, competitive position.

The Plan outlined in 1993 is to restructure the business to a more profitable base. At the same time, the remaining businesses were to be managed to optimize earnings growth by installing corporate-wide purchasing, and a corporate-wide focus of capital spending.

The third leg of the strategy was to accelerate Curtice
Burns's national sales and distribution programs by executing new product programs in store-brand retail dressings, salsa and chunky soups, and the 'More Fruit/More Flavor' pie filling program.

                  Execution of the Program

The first step of the restructuring program was to divest businesses that were unprofitable or declining for Curtice
Burns but would fit strategically with other business portfolios. During fiscal 1993, Curtice Burns divested Lucca
Frozen Foods. A loss of approximately $2.7 million (before dividing with Pro-Fac and before taxes) was recognized on this transaction. At the end of fiscal 1993, Curtice Burns wrote down the assets and provided for the expenses to dispose of the Hiland potato chips and meat snacks businesses during fiscal 1994. On November 22, 1993, Curtice Burns sold certain assets of the Hiland Potato Chip business for $2 million at closing, plus approximately $1 million paid in installments over three months.
On February 22, 1994, Curtice Burns sold the meat snacks business located in Denver, Colorado and Albany, Oregon to Oberto Sausage Company of Kent, Washington. Under the agreement, Oberto has purchased certain assets and assumed certain liabilities of the meat snacks operation, excluding plant, equipment, and trademarks. Curtice Burns will lease its Albany Oregon manufacturing facility and equipment and license its trademarks, trade names, etc. to Oberto until February 1995, at which time Oberto is contractually obligated to purchase these assets. The sale of the Hiland and meat snacks businesses did not result in any significant gain or loss in fiscal 1994 after giving effect to the restructuring charges recorded in fiscal 1993; however, charges of $3.1 million were incurred in fiscal 1994 to adjust previous estimates.
In the fiscal year ended June 26, 1993, Curtice Burns incurred losses of $13.2 million from the meat snacks and Hiland potato chip businesses before dividing such losses with Pro-Fac and before taxes.

Thus, a major part of the restructuring plan was successfully executed during fiscal 1994.

On November 19, 1993, Curtice Burns sold the oats portion of the National Oats business for $39 million. The oats business contributed approximately $1.4 million of earnings in fiscal 1993 before dividing with Pro-Fac and before taxes. The sale of the oats business resulted in an approximate $10.9 million gain. The popcorn portion of the National Oats Division was transferred to the Comstock Michigan Fruit Division.

During fiscal 1993 and 1994, Curtice Burns also made staff reductions in selected locations throughout Curtice Burns. A
$1 million accrual relating to such costs was recorded as part of the fiscal 1993 restructuring charge.

As reported above, Curtice Burns incurred restructuring charges in fiscal 1993 of $61.0 million (before dividing such charges with Pro-Fac and before taxes), which included the loss incurred on the sale of the Lucca frozen entree business, anticipated losses on the sale of the meat snacks and Hiland businesses, and other costs (primarily severance and losses prior to sale) in conjunction with the restructuring program. Virtually all of this charge was a revaluation of assets, rather than cash expense.

Having completed the first phase of the restructuring program in fiscal 1993, the second phase was approved by Curtice Burns's Board of Directors in August 1994. In connection with the second phase, the company is evaluating several alternatives regarding the Nalley's snack food business in the United States, including its possible sale to a third party. A charge, not to exceed $12 million before split with Pro-fac and before taxes, for this phase of the restructuring program will be recorded during the first quarter of fiscal 1995.

With respect to the potential sale of the snack food business, Curtice Burns has signed a letter of intent with Country Crisp Foods of Salt Lake City, Utah. The letter of intent is subject to a number of conditions, including successful financing by the purchaser and the negotiation of a definitive purchase agreement. Country Crisp, a regional snack food company operating in the inter-mountain states of Colorado, Utah, Wyoming, Idaho, Nevada and New Mexico, will continue to market the Nalley's brand snacks under a licensing arrangement with Curtice Burns. If this sale is finalized, it may result in a revision to the aforementioned reserve.

        Potential Change of Control of Curtice Burns

On March 23, 1993, the Curtice Burns announced that Agway
Inc., which owns 99 percent of Curtice Burns' Class B shares and approximately 14 percent of Class A shares, was considering the potential sale of its interest in Curtice
Burns. At its meeting held on August 9 and 10, 1993, the Curtice Burns Board of Directors authorized Curtice Burns' management, with the advice of its investment bankers, to pursue strategic alternatives for Curtice Burns. These options included negotiations with Pro-Fac relative to Pro-Fac gaining control of the business; the possible sale of the entire equity of Curtice Burns to a third party; and the implementation of additional restructuring actions that may include recapitalizing Curtice Burns to buy out Pro-Fac.
Under the Agreement with Pro-Fac, title to substantially all of Curtice Burns' fixed assets is held by Pro-Fac, and Pro-
Fac provides the major portion of the financing of Curtice
Burns' operations. Under the Agreement Curtice Burns has an option to purchase these assets from Pro-Fac at their book value. However, as mentioned in Note 2 of the 'Consolidated
Financial Statements,' there presently exists, among other things, a disagreement with Pro-Fac as to how such settlement amount would be calculated. Exercise of the option would result in the termination of the Agreement with Pro-Fac. In such event, Curtice Burns would be required to repay all debt owed to Pro-Fac.

On June 8, 1994, the Curtice Burns Board of Directors voted to pursue an offer from Dean Foods Company for a maximum of $20 per share which was contingent upon Curtice Burns buying Pro-Fac's assets at book value and upon the sale of the Nalley's Fine Foods Division and the Nalley's Canada, Ltd. subsidiary, both excluding the chips and snack businesses, to George A. Hormel and Company.

On July 11, 1994, Curtice Burns demanded that certain disputes between Curtice Burns and Pro-Fac arising under the Integrated Agreement be submitted for arbitration. Curtice Burns sought a decision that, among other things (i) Pro-Fac would not be entitled to one-half of the profits from a sale of the business, (ii) that certain asset writedowns by Curtice Burns as of June 26, 1993 would reduce the amount owed Pro-Fac on termination of the Integrated Agreement and
(iii) Curtice Burns had not breached the Integrated Agreement in several respects.

Curtice Burns also sought an award of damages against Pro-Fac in the event that a pending proposal by Dean Foods to purchase Curtice Burns was withdrawn, such damages to be at least equal to the difference between $20 per share and the market price per share of the Curtice Burns' stock following any public announcement of a withdrawal of the proposal. Curtice Burns also sought reimbursement for the legal fees and expenses of the arbitration.

Pro-Fac submitted its Response and Counterdemand on August 3, 1994 in which it sought a decision confirming certain of its rights under the Integrated Agreement, denied the allegations set forth in the Curtice Burns' Demand for Arbitration and made certain additional claims against Curtice Burns.

However, resolution of these disputes is anticipated in conjunction with the Merger Agreement dated September 27, 1994, as described below.

On September 27, 1994, Pro-Fac and Curtice Burns entered into a Merger Agreement pursuant to which Pro-Fac will purchase all of the shares of Class A common stock and Class B common stock of Curtice Burns for $19.00 per share, or approximately $167.0 million in the aggregate. Pro-Fac will immediately commence a tender offer for all of the shares to be followed, if successful, by a merger of a subsidiary of Pro-Fac into Curtice Burns. Pro-Fac has advised Curtice Burns that it expects to complete its tender offer on or about November 1, 1994.

In connection with the proposed purchase of Curtice Burns, Pro-Fac has obtained the commitment of the Springfield Bank to provide up to $200 million in long-term financing and up to $86 million in seasonal financing. In addition, Pro-Fac intends to issue up to $160 million principal amount of senior subordinated debt privately placed through Dillon, Read and Co.Inc. Upon completion of the merger transaction, Pro-Fac would have an equity investment of $133 million in Curtice Burns, most of which was existing financing to Curtice Burns under the Integrated Agreement.

During fiscal 1994, Curtice Burns expensed $3.5 million of legal, accounting and other expenses relative to the change in control issue and allocated half of those expenses to Pro-Fac. Pro-Fac has disputed this allocation and the fiscal 1994 financial statements do not reflect the charge as management believes it should not be included as a component of the fiscal 1994 earnings split. Resolution of this dispute is anticipated in conjunction with the Merger Agreement described above.

Curtice Burns's fiscal 1994 net earnings were $10.1 million or $1.17 per share compared to a loss of $23.8 million or $2.77 per share for fiscal 1993. Included in the fiscal 1994 results was a charge against earnings of $.5 million, equivalent to $.06 per share, to adjust deferred taxes to the higher rate as legislated by Congress and as required under Financial Accounting Standards Board No. 109. Also included in fiscal 1994 results was a net gain of $7.8 million ($3.1 million after dividing with Pro-Fac and after taxes) comprised of a gain on sale of $10.9 million, net of a charge of $3.1 million to adjust previous estimates regarding activities initiated in fiscal 1993, and a charge of $3.5 million of legal, accounting, investment banking and other expenses ($1.7 millon after dividing with Pro-Fac and after taxes) relating to the potential change in control of Curtice Burns. Included in the fiscal 1993 results were restructuring charges of $61.0 million ($29.9 million after dividing with Pro-Fac and after taxes). Net earnings, excluding these items, was approximately $9.1 million (equivalent to $1.05 per share) for fiscal 1994 and $5.9 million (equivalent to $.68 per share) for fiscal 1993, an increase of 54.2 percent.

Pretax earnings before dividing with Pro-Fac increased $77.4 million from the prior year. The major elements of this change are:

                                                            (Millions)
Restructuring including net gain/(loss) from
  division disposals                                         $68.8
Change in control expenses                                    (3.5)
Disposed operations, including Hiland, meat snacks, oats,
  and Lucca businesses                                        13.2
Nalley's U.S. Chips and Snacks to be sold in fiscal 1995      (2.6)
Major product line changes from ongoing businesses             4.1
Deferred profit sharing and other                             (2.6)
                                                             -----
                                                             $77.4
                                                             -----
                                                             -----

The major changes from the prior year for product line earnings (before dividing with Pro-Fac and before taxes), excluding operations sold or to be sold are as follows:


                                      Increase/(Decrease)
                                      -------------------
                                       Amount         %
                                     (Millions)     Change
                                     ---------      ------
Vegetables                             $13.2        681.1 %
Fruits                                  (4.5)       (37.0)
Condiments and specialty products       (2.0)       (10.3)
Snack foods                             (1.2)      (188.6)
Entrees                                 (1.4)       (32.5)
                                       -----
                                       $ 4.1
                                       -----
                                       -----

The increased profitability in the vegetable category was driven by the price increases permitted by the national short crop due to poor weather conditions in the Midwest during the 1993 growing season.

The fruit category was negatively affected by increased trade promotion and advertising related to reformulated fruit fillings and promotions on pumpkin pie filling.

The snack foods category has continued to be affected by the competitive pressures of the salty snacks business and the decline in consumption for the potato chip category.

The change in condiments and specialty products was primarily because the profitability of peanut butter was negatively affected by both a sales volume decline and an increase in costs. While the canned meats and entree product line produced increased volume, increased trade promotions and selling costs exceeded the effect of the sales increase.

The following sets forth the major changes in the consolidated statement of income from the prior year.

Net sales for the year ended June 25, 1994 decreased $49.5 million or 5.6 percent from the prior year. This decrease is comprised of the following:

                                   Variance in Millions of Dollars
                         ---------------------------------------------
                              Due to        Due to      Due to       Total
                           Dispositions  Other Volume  Price/Mix   Variance
                           ------------  ------------  ---------   --------


Vegetables                    $   --       $ 17.6       $ 7.8      $ 25.4
Condiment and specialty
 products                         --          1.1         3.0         4.1
Snack foods                    (20.3)       (15.8)        (.2)      (36.3)
Fruits                            --         (3.8)       (2.7)       (6.5)
Entrees                         (7.6)          .6          .1        (6.9)
Other (includes aseptic, can
 making and cereals)           (31.1)         6.3        (4.5)      (29.3)
                              ------       ------       -----      ------
                              $(59.0)      $  6.0       $ 3.5      $(49.5)
                              ------       ------       -----      ------
                              ------       ------       -----      ------




The disposition of businesses reduced sales by $59.0 million as shown above. The increase in vegetable sales volume resulted from higher demand created by a vegetable crop shortage caused by flooding in the Midwest and a drought in the South during the 1993 growing season. The decrease in sales volume for snack foods is due to the continued competitive pressures of the salty snack business and the decline in consumption for the potato chip category.

Cost of sales decreased $40.0 million. As a percent of sales, costs decreased to 71.4 percent from 72.0 percent.
Gross profit decreased $9.5 million or 3.8 percent. These changes resulted primarily from dispositions and changes in volume, price and product mix.

Selling, administrative and general expenses decreased $20.2 million or 9.7 percent. Cost reductions include a $.7 million decrease in trade promotions, a $13.1 million decrease in advertising and selling costs and a $6.4 million decrease in administrative costs.

Interest expense decreased $1.3 million or 6.9 percent resulting from a $.2 million increase due to loan volume on Pro-Fac related debt and a $1.5 million reduction due to lower interest rates.

Income before taxes improved $38.7 million or 194.1 percent, primarily due to the factors described above.

           Pro-Fac Results of Operations -- General

The 1994 commercial market value of crops delivered during the production season decreased to $59,216,000 from $59,800,000 in fiscal 1993. This 1.0 percent decrease was the net result of a 2.5 percent tonnage increase offset by the effect of price and mix variations from the commodities.

For the year ended June 25, 1994, the change in net proceeds and the allocation to members compared to the prior year is summarized below:


Increased proceeds from Curtice Burns                    $ 40,399,000
Increased net interest income                                 706,000
Change in bank dividend                                        70,000
All other                                                      21,000
                                                         ------------
Change in excess of revenues before taxes, dividends,
 and allocation of net proceeds                            41,196,000
Benefit for taxes                                             844,000
Change in dividends                                           158,000
                                                         ------------
Change in net proceeds                                     42,198,000
Less increase in allocation to earned surplus             (30,773,000)
                                                         ------------
Increase in net proceeds available to members            $ 11,425,000
                                                         ------------
                                                         ------------




The $40,399,000 positive change in proceeds from Curtice
Burns is caused by the 1993 restructuring charge which resulted in a negative amount of proceeds of $21.8 million for that year. The fiscal 1994 amount of $18.6 million reflects improved earnings at Curtice Burns and a share of the gain in sale of assets of $3.9 million during 1994.

           CHANGES FROM FISCAL 1992 TO FISCAL 1993

       Curtice Burns' Results of Operations -- General

Pretax earnings before dividing with Pro-Fac decreased $62.2 million from the prior year. The major elements of this change are:

                                                          (Millions)
                                                          ---------
Restructuring                                              $(61.0)
Operations disposed in fiscal 1993 (Lucca and beverage)        .2
Operations disposed in fiscal 1994 (Hiland, meat snacks,
  and oats businesses)                                       (6.7)
Operations to be disposed in fiscal 1995 (Nalley's U.S.
  chips and snacks)                                           (.8)
Major product line changes from ongoing businesses            7.4
Other                                                        (1.3)
                                                           ------
                                                           $(62.2)
                                                           ------
                                                           ------

Excluding the restructuring charges recorded in fiscal 1993, the Company was slightly less profitable in 1993 in comparison to the prior year, but results of operations comprised many increases to product line earnings that were offset by significant losses incurred in the meat snacks, Hiland snack food, Nalley's U.S. Chips and Snacks, and vegetable businesses.

Curtice Burns benefited from strong performances from some of its regional brands and from its can-making operations. The major changes from the prior year for product line earnings (before dividing with Pro-Fac and before taxes), excluding operations sold or to be sold are as follows:


                                         Increase/(Decrease)
                                      ----------------------
                                        Amount         %
                                      (Millions)    Change
                                      ----------    ------


Fruits                                 $ 2.0         19.9%
Entrees                                  2.0         45.0
Condiments and specialty sauces          (.6)        (3.0)
Vegetables                              (1.1)       135.6
Snack foods                              (.2)       111.7
Other (includes aseptic, can making,
  and miscellaneous)                     5.3        171.5
                                       -----
                                       $ 7.4
                                       -----
                                       -----

Price increases instituted in the fourth quarter of fiscal
1992 were maintained in fiscal 1993 in the can making operation and improved margins from the prior year. The increased profits from the fruit filling category were primarily due to reduced raw product costs that improved margins for that category.

The entree category also achieved higher margins as a result of moving the production for the Lucca canned operation to the Nalley's Fine Foods Division. As previously discussed, the Hiland and meat snacks operations were placed for sale as part of the restructuring program to divest unprofitable or declining businesses. The decrease in earnings relative to the snack operations other than Hiland, meat snacks and Nalley's U.S. Chips and Snacks is due to the continuing competitive pressures in the snack industry that prevent the implementation of price increases that would improve margins without the incurrence of a loss of market share.

During fiscal 1993 Curtice Burns continued to experience pressure on earnings from the depressed commodity vegetable business.

The following sets forth the major changes in the consolidated statement of income from the prior year.

Net sales for the year ended June 26, 1993 decreased $18.3 million or 2.0 percent from the prior year. This decrease is comprised of the following:



Variance in Millions of Dollars

                             Due to         Due to      Due to       Total
                           Disposition   Other Volume  Price/Mix    Variance
                           -----------   ------------  ---------    --------
Beverages                  $(14.1)         $  --        $   --      $(14.1)
Vegetables                     --            4.4            .2         4.6
Condiments and specialty
  products                     --           (4.2)         (2.2)       (6.4)
Snack foods                    --             .9          (2.6)       (1.7)
Fruits                         --            5.6          (8.8)       (3.2)
Entrees                      (3.6)           3.7          (1.3)       (1.2)
Other (includes aseptic,
 can making and cereals)       --            5.4          (1.7)        3.7
                           ------          -----        ------      ------
                           $(17.7)         $15.8        $(16.4)     $(18.3)
                           ------          -----        ------      ------
                           ------          -----        ------      ------

The disposition of the soft drink bottling business in July
1992 and Lucca frozen entrees in December 1992 reduced sales by $17.7 million as shown above.

The volume decrease for condiments and specialty products resulted from lower cheese sauce and ketchup sales. Sales volume for cheese sauce decreased in the first part of the fiscal year due to a loss of business partially reinstated later in the year. The ketchup decrease in sales was due to the discontinuation of the private label business for that product. The variance due to price and mix in the fruit category resulted from a decreased raw product purchase price for cherries which was passed along in part to customers.

Cost of sales decreased $19.7 million. As a percent of sales, costs decreased to 72.0 percent from 72.7 percent. Gross profit increased $1.4 million or .6 percent. These changes resulted primarily from increases in volume partially offset by effects of price and product mix changes.

Selling, administrative and general expenses increased $5.8 million or 2.9 percent. This variance includes an $8.6 million increase in trade promotions, a $1.9 million decrease in advertising and selling costs, a $3.3 million benefit due to operational changes in Curtice Burns's salaried vacation policy, and a $2.4 million increase in other administrative costs. The increase in trade promotions directly contributed to the increased sales volume and increased margins discussed above.

Interest expense decreased $3.3 million or 14.4 percent resulting from a $.9 million decrease due to a reduction in debt and a $2.4 million reduction due to lower interest rates.

Pro-Fac's share of Curtice Burns's profits decreased $31.3 million, of which $30.5 million was due to the restructuring charges.

Income before taxes decreased $30.9 million, primarily due to the restructuring charges discussed above.

Taxes on income decreased $.9 million or 18.3 percent.
Curtice Burns's effective tax rate was significantly impacted by the writedown of goodwill and other intangibles having a lower tax basis than book value.

Net income decreased $30 million, almost entirely due to the restructuring program (after allocating to Pro-Fac its share of the loss) and Curtice Burns's effective tax rate as previously discussed.

          Pro-Fac's Results of Operations -- General

The 1993 commercial market value of crops delivered during the production season decreased to $59,800,000 from $64,152,000 in fiscal 1992. This decrease of 6.8 percent was the net result of a 12.0 percent tonnage increase offset by the effect of price and mix variations for the commodities. Significant supplies of cherries in 1992 drove CMV for that crop down so that even though the volume delivered to Pro-Fac increased 64 percent from the prior year the dollar amount of CMV decreased by 39 percent.

For the year ended June 26, 1993, the change in net proceeds and the allocation to members compared to the prior year is summarized below:

Decreased proceeds from Curtice Burns                 $(31,305,000)
Increased net interest income                              647,000
Change in bank dividend                                    446,000
All other                                                  (40,000)
                                                      ------------
Change in excess of revenues before taxes,
  dividends and allocation of net proceeds             (30,252,000)
Decrease in the benefit for taxes                       (1,151,000)
Increase in dividends                                     (111,000)
                                                      ------------
Change in net proceeds                                 (31,514,000)
Decrease in allocation to earned surplus                28,072,000
                                                      ------------
Decrease in net proceeds available to members from
  current operations                                    (3,442,000)
Additional distribution of 1991 net proceeds from
  earned surplus in fiscal 1992                         (3,727,000)
                                                      ------------

Decrease in net proceeds available to members         $ (7,169,000)
                                                      ------------
                                                      ------------


          Pro Forma Combined Results of Operations

The following analysis of the pro forma combined results of operations of Pro-Fac and Curtice Burns for the fiscal year ended June 25, 1994, as compared to the prior fiscal year, is based on the combined pro forma condensed statement of operations for that period set forth in Note 3 to the accompanying financial statements of Pro-Fac and is subject to the caveats and limitations set forth in Note 3.

Because most revenues and expenses of Pro-Fac result from, or are offset by, transactions with Curtice Burns, the pro forma combined results of operations of the two entities depend predominantly on the results of operations of Curtice Burns. The results of operations of Curtice Burns are discussed in general terms under 'Curtice Burns' Results of Operations - General' above.

Sales and revenues decreased $49.5 million or 5.6 percent. The change is comprised of a $59.0 million decrease due to the disposition of businesses, a $6.0 million increase due to changes in volume other than the dispositions and an increase of $3.5 million due to changes in price and mix.

Cost of sales decreased $40.1 million. As a percent of sales, costs decreased to 71.4 percent from 72.0 percent.
Gross profit decreased $9.4 million or 3.8 percent. These changes resulted primarily from dispositions and changes in price and product mix.

Selling, administrative and general expenses, other than the restructuring gains/(losses) decreased $19.6 million or 9.5 percent. Cost changes include a $.7 million decrease in trade promotions, a $13.1 million reduction in advertising and selling costs, and a $5.8 million reduction of other administrative costs.

Interest expense decreased $2.6 million or 15.5 percent; $1.5 million decrease due to lower rates and $1.1 million decrease due to reduction in debt.

Income before taxes increased $78.1 million, primarily due to the restructuring gains and losses and the increased profitability of the canned and frozen vegetable product lines.

               Liquidity and Capital Resources

Substantially all cash not distributed by Pro-Fac to its members or security holders is either invested in assets leased to Curtice Burns or loaned to Curtice Burns to finance its operations. In order to gauge the working capital and other resources available to the companies, the combined pro forma condensed financial statements should be used. The relationship with Pro-Fac and the combined financial statements are shown in Notes 2 and 3 to the Consolidated Financial Statements. Such financial statements should not be used as a basis for determining shareholders' interest in Pro-Fac, but only as a measure of the total financial resources available to Curtice Burns and Pro-Fac.

Certain borrowing agreements require that the companies maintain specified levels with regard to working capital, current ratio, ratio of net worth to assets, ratio of long-term debt to net worth, tangible net worth, net income, coverage of interest and fixed charges and the incurrence of additional debt. The companies are in compliance with, or have obtained waivers for, restrictions and requirements under the terms of the borrowing agreements. The revolving lines of credit under such agreements have been renewed through November of 1994. Such agreements provide for adjustments in interest rates and covenants and grant to both short-term and long-term lenders, or entitle such lenders to obtain, liens on substantially all assets of Curtice Burns and Pro-Fac as collateral for borrowings under such agreements.

Should the resolution of Agway's potential sale of its interest in Curtice Burns result in Curtice Burns exercising its option to purchase from Pro-Fac the property and equipment and certain other assets used by the Curtice Burns in its business, the amount required to accomplish this (including the repayment of debt) as calculated by Curtice Burns would be approximately $267.7 million (as measured at the book value on June 25, 1994). Of this amount, $101.5 million represents short- and long-term debt, $24.9 million relates to intangible assets and $141.3 million relates to
leased fixed assets.   As there is presently a disagreement
with Pro-Fac regarding the calculation of the fiscal 1994 earnings split, management of Pro-Fac believes that the amount of short- and long-term debt receivable from Curtice Burns at June 25, 1994 is $103.3 million. The $267.7 million at June 25, 1994 compares to $303.8 million at June 26, 1993, which was comprised of $103.8 million of short- and long-term debt, $26.5 million relating to intangible assets and $173.5 million leased fixed assets. The decrease in leased assets during the period of $32.2 million is primarily the result of the reduction of leased assets due to the sale of businesses and depreciation of assets exceeding additions. However, as discussed in Note 2 to the Consolidated Financial Statements, there has been a disagreement with Pro-Fac on that purchase price and the calculation of the fiscal 1994 earnings split. Resolution of these issues is anticipated with the completion of the transaction agreed to in the Merger Agreement described at 'Recent Developments.'

Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. In the fiscal year, net cash provided by operating activities of the combined companies of $39.0 reflects net income of $10.1 million for Curtice Burns and $24.5 million for Pro-Fac. Amortization of assets amounted to $25.7 million. Inventories decreased $.3 million and accounts receivable decreased $5.7 million. Changes in other assets and liabilities amounted to $27.3 million.

Cash flows from investing activities include the acquisition and disposition of property, plant and equipment and other assets held for or used in the production of goods. Net cash provided by investing activities of $22.4 million in the period was comprised of $19.6 million paid for purchases of property, plant and equipment, $1.3 million received for disposals of fixed assets, and a $1.4 million increase in the investment of Springfield Bank for Cooperatives. During the period, $42.1 million was received in proceeds from the disposition of the oats portion of the National Oats business and the Hiland Potato Chip business. Proceeds from dispositions have been applied to debt.

Net cash used in financing activities of $65.1 million in the period was comprised of payments on short-term debt of $.5 million, payments on long-term debt of $50.2 million, payments on capital leases of $2.1 million, issuance of capital stock of $.7 million, less repurchases of $3.2 million, and dividends paid of $9.9 million.

                 Short- and Long-Term Trends

The fruit and vegetable portion of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields.
Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. The 1993 floods in the Midwest and the drought in the South have increased prices, even though the crops in Curtice Burns's growing areas have been at normal levels.

Seasonal lines of credit of $100.0 million were available to Curtice Burns and Pro-Fac up to September 1993, $86 million after that date, and the maximum borrowing on those lines was $81.0 million. The balance outstanding at June 25, 1994 was $11.5 million.

There are no current plans for the acquisition of businesses.
Capital expenditures are expected to approximate $20.0 million in the next year.

Scheduled payments on long-term debt will approximate $15 million in the coming year. Net cash provided from operations and the cash proceeds from the planned sales of excess facilities should be sufficient to cover the scheduled payments on long-term debt and planned capital expenditures as well as anticipated dividends of approximately $10 million in the coming year. Proceeds from the sale of business units, if any, will be applied to debt.

          Impact of Inflation and Changing Prices

General inflation levels have not significantly affected Pro-
Fac sales and revenues. The sales prices of Pro-Fac crops sold to Curtice Burns have been more affected by agricultural crop size, prices and trends.

            Favorable Tax Ruling and Developments

In December 1991, the national office of the Internal Revenue Service issued a technical advice memorandum ('TAM') concluding that virtually all of Pro-Fac's income arises from patronage sources. As a result of the TAM, in January 1992 an additional distribution of patronage proceeds for fiscal 1991 was made to members in the amount of $3,727,000. Patronage proceeds available for distribution are determined by the Board of Directors each year, as stipulated in the Bylaws. As the longer term effects of the TAM are further researched and analyzed, it is possible that the Board may calculate future patronage proceeds available for distribution utilizing a different formula than that used for 1992, 1993, and 1994.

In August of 1993, the Internal Revenue Service issued a determination letter which concluded that the Cooperative is exempt from federal income tax to the extent provided by
Section 521 of the Internal Revenue Code, 'Exemption of Farmers' Cooperatives from Tax.' Unlike a non-exempt cooperative, a tax-exempt cooperative is entitled to deduct cash dividends it pays on its capital stock in computing its taxable income. The exempt status is retroactive to fiscal year 1986 and is anticipated to apply to future years as long as there is no significant change in the way in which the Cooperative operates. In conjunction with this ruling, the Cooperative has filed for tax refunds for fiscal years 1986 to 1990 in the amount of approximately $5.8 million and interest payments of approximately $3.4 million. In addition, it is anticipated that the Cooperative will file for tax refunds for fiscal years 1991 and 1992 in the amount of approximately $3.1 million and interest payments of approximately $.4 million. No such refund amounts have been reflected in the financial statements of Pro-Fac as of June 25, 1994. It is anticipated that the refund amounts will be recognized upon receipt.

                 Accounting for Income Taxes

In February 1992, the Financial Accounting Standards Board issued SFAS 109, 'Accounting for Income Taxes.' SFAS 109 eliminates and simplifies part of the requirements of the previously issued SFAS 96. The Statement is effective for fiscal years beginning after December 15, 1992, with retro-active adoption permitted. The Cooperative has retro-actively adopted the provisions of this standard as of June
29, 1991. There was no effect on the Cooperative for this accounting change.

                        Other Matters

The Financial Accounting Standards Board issued Statement of Accounting Standards No. 115, 'Accounting for Certain Investments in Debt and Equity Securities' ('SFAS No. 115'), effective for fiscal years beginning after December 15, 1993. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. At acquisition, debt and equity securities will be classified into one of three categories, and at each reporting date, the classification of the securities will be assessed as to its appropriateness. Management anticipates that the implementation of SFAS No. 115 will not have a material effect on the Cooperative's results of operations and financial position.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Index to Financial Statements



Report of Independent Accountants. . . . . . . . . . . . .  27

Management's Responsibility for Financial Statements . . .  28

Statement of Net Proceeds for the years ended June 25, 1994,
   June 26, 1993, and June 26, 1992. . . . . . . . . . . .  29

Balance Sheet as of June 25, 1994 and June 26, 1993. . . .  30

Statement of Cash Flows for the years ended June 25, 1994,
   June 26, 1993 and June 26, 1992 . . . . . . . . . . . .  31

Statement of Changes in Shareholders' and
  Members' Capitalization for the years ended June 25, 1994,
   June 26, 1993 and June 26, 1992 . . . . . . . . . . . .  32

Notes to Financial Statements for the years ended June 25,
 1994, June 26, 1993 and June 26, 1992. . . . . . . . . .   33

The following additional financial data are submitted as part of Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K, of this report:


Schedule II - Amounts receivable from related parties and underwriters, promoters and employees other than related parties.

Schedule IV - Indebtedness of and to related parties - not current.

Schedule IX - Short-term borrowings.

Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

              REPORT OF INDEPENDENT ACCOUNTANTS


To the Members, Shareholders and
Board of Directors of
Pro-Fac Cooperative, Inc.


In our opinion, the financial statements listed under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Pro-Fac Cooperative, Inc. at June 25, 1994 and June 26, 1993, and the results of its operations and cash flows for each of the three fiscal years in the period ended June 25, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Cooperative's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

There currently exists several disputes between Curtice-Burns Foods, Inc. and the Cooperative. Both Curtice-Burns Foods, Inc. and the Cooperative have requested arbitration to resolve these matters. In addition, both the Cooperative and a third party have made an offer to acquire the outstanding common stock of Curtice-Burns Foods, Inc. The outcome of such transactions could affect the Integrated Agreement with the Cooperative. These matters are described in Note 2 to the financial statements.

Our audits of the financial statements also included an audit of the financial statement schedules listed in the accompanying index and appearing under Item 14 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PRICE WATERHOUSE LLP

Rochester, New York
September 28, 1994

    MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the financial statements and related notes which appear on pages 29 through 45. These statements have been prepared in accordance with generally accepted accounting principles.

The Cooperative's accounting systems include internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are monitored through the internal and external audit programs.

The financial statements have been audited by Price
Waterhouse LLP, independent accountants, who were responsible for conducting their examination in accordance with generally accepted auditing standards. Their resulting report is on the preceding page.

The Board of Directors exercises its responsibility for these financial statements through its Finance and Audit Committee, which consists entirely of non-management board members. The independent accountants have full and free access to the Finance and Audit Committee. The Finance and Audit Committee periodically meets with the independent accountants with management present to discuss accounting, auditing and financial reporting matters.

Roy A. Myers
General Manager


William D. Rice
Assistant Treasurer

September 28, 1994

Statement of Net Proceeds (Dollars in Thousands)

                                                                              Fiscal Years Ended
                                                              -------------------------------------------------
                                                              June 25, 1994       June 26, 1993   June 26, 1992
                                                              -------------       -------------   -------------
Revenues
 Proceeds from sale of crops to Curtice Burns Foods, Inc.
   Established commercial market value:
     Delivered during production season (April through March
        in each period)                                          $59,216            $ 59,800          $64,152
   Adjust to fiscal year basis                                      (979)                (65)            (718)
                                                              ----------            --------          -------
   Deliveries during the period                                   58,237              59,735           63,434
 Proceeds/(loss) under the Integrated Agreement                   18,599             (21,800)           9,505
 Interest income                                                  15,630              17,090           19,869
 Patronage dividend from Springfield Bank for Cooperatives         1,927               1,857            1,411
                                                              ----------            --------          -------
   Total revenues                                                 94,393              56,882           94,219
                                                              ----------            --------          -------
Costs and Expenses
   Established commercial market value paid to or accrued
   for the accounts of members during the period                  58,237              59,735           63,434
 Interest expense                                                 11,587              13,753           17,179
 Administrative expenses                                             871                 892              852
                                                              ----------            --------          -------
   Total costs and expenses                                       70,695              74,380           81,465
                                                              ----------            --------          -------
Excess/(deficiency) of revenues before taxes, dividends and
 allocation of net proceeds from current operations               23,698             (17,498)          12,754
Benefit for taxes                                                    844                                1,151
                                                              ----------            --------          -------
Net income/(loss) (proceeds before dividends)                     24,542             (17,498)          13,905
Dividends on common and preferred stock                           (4,390)             (4,548)          (4,437)
                                                              ----------            --------          -------
Net proceeds/(loss)                                               20,152             (22,046)           9,468
Allocation (to)/from earned surplus                               (2,856)             27,917             (155)
                                                              ----------            --------          -------
Net proceeds available to members from current operations         17,296               5,871            9,313
Additional distribution of 1991 net proceeds                                                            3,727
                                                              ----------            --------          -------
   Total net proceeds available to members                       $17,296            $  5,871          $13,040
                                                              ----------            --------          -------
                                                              ----------            --------          -------
Net proceeds available to members as a percent of
 commercial market value:
   From current operations                                         29.21%               9.82%           14.52%
   From additional distribution of 1991 net proceeds                                                     5.81%

Allocation of net proceeds available to members
 Distribution from current operations:
   Payable to members currently (20%, 20%, and 25%,
respectively, qualified proceeds available to members)           $ 3,109            $  1,052          $ 2,253
 Allocated to members but retained by the Cooperative:
   Qualified retains                                              12,437               4,209            6,760
   Non-qualified retains                                           1,750                 610              300
                                                              ----------            --------          -------
                                                                  17,296               5,871            9,313
                                                              ----------            --------          -------
Additional distribution of 1991 net proceeds:
   Cash                                                                                                   932
   Qualified Retains                                                                                    2,795
                                                                                                      -------
                                                                                                        3,727
                                                              ----------            --------          -------
 Total allocation of net proceeds available to members           $17,296             $ 5,871          $13,040
                                                              ----------            --------          -------
                                                              ----------            --------          -------

The accompanying notes are an integral part of these financial statements.

Balance Sheet (Dollars in Thousands)
Assets

                                                     June 25, 1994   June 26, 1993
                                                     -------------   -------------
 Current assets:
   Cash                                                 $     10        $     19
   Accounts receivable                                        68              25
   Receivable from Curtice Burns Foods, Inc.              11,197           9,113
   Current portion of long-term loans receivable
     from Curtice Burns Foods, Inc.                       14,000          16,000
   Current portion of investment in direct
     financing leases                                     17,645          21,184
   Current portion of investment in
     Springfield Bank for Cooperatives                     1,324           1,172
   Income taxes refundable                                    --              70
   Prepaid expenses                                        2,464             693
                                                        --------         -------
     Total current assets                                 46,708          48,276
 Long-term portion of investment in direct
   financing leases                                      123,677         152,329
 Long-term loans receivable from Curtice
   Burns Foods, Inc.                                      78,040          78,648
 Long-term portion of investment in Springfield
   Bank for Cooperatives                                  19,632          16,814
 Deferred tax benefit                                      2,623           2,010
 Finance receivable related to intangibles                24,909          26,545
 Other assets                                                462             262
                                                        --------         -------
     Total assets                                       $296,051        $324,884
                                                        --------         -------
                                                        --------         -------
Liabilities and Shareholders' and Members Capitalization
 Current liabilities:
   Notes payable                                        $ 11,500        $ 12,000
   Accounts payable                                          617           1,019
   Accrued interest                                        2,536           3,019
   Federal and state income taxes payable                    668
   Current portion of long-term debt                      14,000          16,000
   Amounts due members                                    15,327          14,525
                                                        --------         -------
     Total current liabilities                            44,648          46,563
 Long-term debt                                          127,134         168,000
 Other non-current liabilities                               504             417
                                                        --------         -------
     Total liabilities                                   172,286         214,980
                                                        --------         -------
 Commitments and contingencies

Shareholders' and members' capitalization:
 Retained earnings allocated to members                   36,924          29,446
 Non-qualified allocation to members                       7,454           5,704
   Capital Stock -
     Preferred, par value $25, authorized  -
       5,000,000 and shares; issued and
         outstanding - 2,576,720 and
           2,378,807, respectively                        64,418          59,470
     Common, par value $5, authorized -
       5,000,000 shares
                                   6/25/94    6/26/93
                                   -------    -------
Shares issued                    2,056,878   2,690,430
Shares subscribed                    9,270      24,788
                                 ---------   ---------
  Total subscribed and issued    2,066,148   2,715,218
Less subscriptions receivable
   in installments                  (9,270)    (24,788)
                                 ---------   ---------
                                 2,056,878   2,690,430    10,284          13,455
                                 ---------   ---------
                                 ---------   ---------
Earned surplus (unallocated and
   apportioned)                                            4,685           1,829
                                                        --------        --------
Total shareholders' and members'
      capitalization                                     123,765         109,904
                                                        --------        --------
    Total liabilities and capitalization                $296,051        $324,884
                                                        --------        --------
                                                        --------        --------

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows (Dollars in Thousands)

Fiscal Years Ended                             June 25, 1994  June 26,1993 June 26, 1992
                                               -------------  ------------ -------------
Cash flows from operating activities:
 Net income/(loss)                               $ 24,542      $(17,498)     $ 13,905
 Less amounts payable to members
   currently                                       (3,109)       (1,052)      (2,253)
                                                 --------      --------     --------
                                                   21,433       (18,550)      11,652
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Equity in undistributed earnings of
     Springfield                                   (1,541)       (1,486)      (1,129)
   (Benefit)/provision for deferred taxes            (613)          207          307
Change in assets and liabilities:
 Accounts receivable                                  (43)          618         (552)
 Accounts payable and accrued expenses               (885)          309       (1,117)
 Amounts due to members                               802        (2,277)         372
 Federal and state taxes payable                      738        (1,180)         265
 Other assets and liabilities                      (1,895)         (319)         591
                                                 --------      --------     --------
 Net cash provided by/(used in) operating
   activities                                      17,996       (22,678)      10,389
                                                 --------      --------     --------
Cash flows from investing activities:
 Due from Curtice Burns, net                          524        (1,694)      18,242
 Return from/(investment in) direct
   financing leases                                32,191        13,785        6,002
 Investment in Springfield Bank                    (1,429)       (1,937)      (1,691)
 Cash received from the finance receivable
   related to intangibles                           1,636        26,898        2,405
                                                 --------      --------     --------
 Net cash provided by investing activities         32,922        37,052       24,958
                                                 --------      --------     --------
Cash flows from financing activities:
 Payments on short term debt                         (500)      (16,000)     (18,000)
 Proceeds from long-term debt                         120        20,000
 Payments on long-term debt                       (42,986)      (14,025)     (14,027)
 Repurchases of common stock, net of issuances     (3,171)          358        1,088
 Payments for the repurchase of preferred stock                    (165)
 Cash dividends paid                               (4,390)       (4,548)      (4,437)
                                                 --------      --------     --------
 Net cash used in financing activities            (50,927)      (14,380)     (35,376)
                                                 --------      --------     --------
Net decrease in cash                                   (9)           (6)         (29)
Cash at beginning of year                              19            25           54
                                                 --------      --------     --------
Cash at end of year                              $     10      $     19     $     25
                                                 --------      --------     --------
                                                 --------      --------     --------
Supplemental Disclosure of Cash Flow Information
 Cash paid or received during the year for:
   Interest                                      $ 12,068      $ 14,050     $ 18,349
                                                 --------      --------     --------
                                                 --------      --------     --------
   Income taxes, net                             $   (970)     $    970     $ (1,711)
                                                 --------      --------     --------
                                                 --------      --------     --------

Supplemental schedule of non-cash investing
  and financing activities
     Conversion of retains to preferred stock    $  4,948      $  5,934      $ 5,739
                                                 --------      --------     --------
                                                 --------      --------     --------
     Net proceeds allocated to members but
       retained by the Cooperative               $ 14,187      $  4,819      $ 9,855
                                                 --------      --------     --------
                                                 --------      --------     --------

The accompanying notes are an integral part of these financial statements.

Statement of Changes in Shareholders' and Members' Capitalization (Dollars in Thousands)

Fiscal Years Ended                             June 25, 1994  June 26,1993 June 26, 1992
                                               -------------  ------------ -------------
Retained earnings allocated to members:
 Qualified retains:
 Balance at beginning of period                  $ 29,446      $ 29,950      $ 24,128
 Additional distribution of 1991 net proceeds          --            --         2,795
 Net proceeds allocated to members                 12,437         4,209         6,760
 Converted to preferred stock                      (4,948)       (4,702)       (3,719)
 Cash paid in lieu of fractional shares               (11)          (11)          (14)
                                                 --------      --------      --------
Balance at end of period                           36,924        29,446        29,950
                                                 --------      --------      --------
Non-qualified retains:
 Balance at beginning of period                     5,704         6,645         9,178
 Distribution of 1987, 1986, and 1985
   non-qualified retains -
     Cash paid                                         --          (319)         (813)
     Converted to preferred stock                                (1,232)       (2,020)
 Net proceeds allocated to members                  1,750           610           300
                                                 --------      --------      --------
Balance at end of period                            7,454         5,704         6,645
                                                 --------      --------      --------
Total retains allocated to members
 at end of period                                  44,378        35,150        36,595
                                                 --------      --------      --------
Preferred stock:
 Balance at beginning of period                    59,470        53,701        47,962
 Converted from earnings retained for
   preferred stock                                  4,948         4,702         3,719
 Conversion of 1987, 1986 and 1985 non-
   qualified retains                                              1,232         2,020
 Repurchased and canceled                              --          (165)           --
                                                 --------      --------      --------
 Balance at end of period                          64,418        59,470        53,701
                                                 --------      --------      --------
Common stock:
 Balance at beginning of period                    13,455        13,097        12,009
   Repurchased, net of issued                      (3,171)          358         1,088
                                                 --------      --------      --------
 Balance at end of period                          10,284        13,455        13,097
                                                 --------      --------      --------
Earned surplus (unallocated and apportioned):
 Balance at beginning of period                     1,829        29,746        33,318
   Additional distribution of 1991 net proceeds        --            --        (3,727)
   Net proceeds arising from after tax
     undistributed income/(loss)                    2,856       (27,917)          155
                                                 --------      --------      --------
 Balance at end of period                           4,685         1,829        29,746
                                                 --------      --------      --------
Total shareholders' and members' capitalization  $123,765      $109,904      $133,139
                                                 --------      --------      --------
                                                 --------      --------      --------

The accompanying notes are an integral part of these financial statements.
                                          32

NOTES TO FINANCIAL STATEMENTS

Note 1.  SUMMARY OF ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles including the following major accounting policies:

Fiscal Year - Fiscal 1994 ended on June 25, 1994, and fiscal 1993 ended on June 26, 1993, the last Saturday in June. All future fiscal years will end on the last Saturday in June. The fiscal year ended on the last Friday in June in fiscal 1992. The years ended June 25, 1994, June 26, 1993, and June 26, 1992 each comprised 52 weeks.

Leases - The Cooperative leases its property, plant, equipment and intangibles to Curtice Burns Foods, Inc.
('Curtice Burns') under an agreement described in Note 2.
Such leases are recorded under the financing method of accounting. See further discussion in Note 4.

Investment in Springfield Bank for Cooperatives ('Springfield' or 'the Bank') - The Cooperative's investment in Springfield is comprised of revolving securities which are presently being redeemed by the Bank on the basis of a six-year cycle. These securities are not physically issued by the Bank, but the Cooperative is notified as to their monetary value. The investment is carried on the Cooperative's books at cost (the cash purchases of securities each year in an amount equal to a percentage of the annual interest paid by the Cooperative on its borrowings from the
Bank) plus the Cooperative's share of the undistributed earnings of the Bank (that portion of patronage refunds not distributed currently in cash).

The current portion of the investment represents securities which are expected to be redeemed by the Bank during the subsequent fiscal year.

Income Taxes - In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes,' ('SFAS 109') with retro-active adoption permitted. The Cooperative has adopted the provisions of this standard as of June 29, 1991. Deferred income taxes arise from the issuance of non-qualified retains (see Note 5). Income taxes are recorded under the liability method specified by SFAS 109 in 1992, 1993 and 1994.

Finance receivable relating to goodwill and other intangibles
- - - - Under the provisions of the Agreement with Curtice Burns, the Cooperative has provided financing for a portion of the goodwill and other intangible assets which represent the excess of the fair value of net tangible assets acquired in purchase transactions. The decrease in the receivable related to intangibles in fiscal 1993 is attributable to the restructuring efforts initiated by Curtice Burns (see Note
8).

Reclassification - Certain items for fiscal 1993 and 1992 have been reclassified to conform with 1994 presentations.

Earnings Per Share Data Omitted - Net income or net proceeds per share amounts are not presented because earnings are not distributed to members in proportion to their common stock holdings. For example, patronage related earnings (representing those earnings derived from patronage-sourced business) are distributed to members in proportion to the dollar value of deliveries under Pro-Fac contracts rather than based on the number of shares of common stock held.

Note 2.  AGREEMENT WITH CURTICE BURNS FOODS, INC.

Pro-Fac has a contractual relationship with Curtice Burns under an Agreement ('the Agreement') consisting of five sections: Operations Financing, Marketing, Facilities
Financing, Management, and Settlement, which extends to 1997 and provides for two successive five-year renewals at the option of Curtice Burns.

The provisions of the Agreement include the financing of certain assets utilized in the business of Curtice Burns and provide a sharing of income and losses between Curtice Burns and Pro-Fac. Should Curtice Burns terminate the Agreement, Curtice Burns has the option of purchasing those assets financed by Pro-Fac at the book value at that time.

Revenues received from Curtice Burns under the Agreement for the years ended June 25, 1994, June 26, 1993, and June 26, 1992, include: commercial market value of crops delivered, $59,216,000, $59,800,000, and $64,152,000, respectively;
interest income, $15,617,000, $16,515,000, and $19,869,000,
respectively; and additional proceeds from profit sharing provisions, $18,599,000 gain, $21,800,000 loss, and
$9,505,000 gain, respectively. In addition, Pro-Fac received financing amortization payments of $43,830,000, $53,826,000, and $26,232,000 for the years ended June 25, 1994, June 26, 1993, and June 26, 1992, respectively.

In March 1994, Curtice Burns advised Pro-Fac that in view of the possibility that Curtice Burns might be acquired by a third party, Pro-Fac should not rely on Curtice Burns to purchase any crops from Pro-Fac or its growers in calendar 1995 and beyond. In addition, Curtice Burns notified Pro-Fac that Curtice Burns will not commit to purchase a substantial portion of the crops historically purchased from Pro-Fac in the 1995 growing season. As a result, Pro-Fac has given notice to its affected members terminating Pro-Fac's obligation to purchase these crops beginning next year. The affected Pro-Fac growers are principally Pro-Fac's New York fruit and vegetable growers, Illinois and Nebraska popcorn growers, and Northwest potato growers who represent more than half of Pro-Fac's membership and have accounted for approximately $29.9 million or 50 percent of the total crops delivered by Pro-Fac to Curtice Burns in the past year. In the arbitration proceedings currently pending between Curtice Burns and Pro-Fac, Pro-Fac has asserted, among other matters, that Curtice Burns is in default under the Integrated Agreement for improper termination of crops and has claimed damages that Pro-Fac estimates at more than $50 million. Curtice Burns believes that its only obligation to purchase crops from Pro-Fac is as set forth in the Profit Plan as approved each year by the Boards of Directors of both Pro-Fac and Curtice Burns. Because the most recent approved Profit Plan was for fiscal year 1995 (which Plan corresponds to the 1994 calendar year crops), Curtice Burns believes that it is not currently obligated to purchase any crops from Pro-Fac for calendar year 1995 or later. Management believes these matters will be resolved in conjunction with the Merger Agreement described above.

        Potential Change of Control of Curtice Burns

On March 23, 1993, the Curtice Burns announced that Agway Inc., which owns 99 percent of Curtice Burns' Class B shares and approximately 14 percent of Class A shares, was considering the potential sale of its interest in Curtice Burns. At its meeting held on August 9 and 10, 1993, the Curtice Burns Board of Directors authorized Curtice Burns' management, with the advice of its investment bankers, to pursue strategic alternatives for Curtice Burns. These options included negotiations with Pro-Fac relative to Pro-Fac gaining control of the business; the possible sale of the entire equity of Curtice Burns to a third party; and the implementation of additional restructuring actions that may include recapitalizing Curtice Burns to buy out Pro-Fac. Under the Agreement with Pro-Fac, title to substantially all of Curtice Burns' fixed assets is held by Pro-Fac, and Pro-Fac provides the major portion of the financing of Curtice Burns' operations. Under the Agreement Curtice Burns has an option to purchase these assets from Pro-Fac at their book value. However, there presently exists a disagreement with Pro-Fac as to how such settlement amount would be calculated. Exercise of the option would result in the termination of the Agreement with Pro-Fac. In such event, Curtice Burns would be required to repay all debt owed to Pro-Fac.

On June 8, 1994, the Curtice Burns Board of Directors voted to pursue an offer from Dean Foods Company for a maximum of $20 per share which was contingent upon Curtice Burns buying Pro-Fac's assets at book value and upon the sale of the Nalley's Fine Foods Division and the Nalley's Canada, Ltd. subsidiary, both excluding the chips and snack businesses, to George A. Hormel and Company.

On September 27, 1994, Pro-Fac and Curtice Burns entered into a Merger Agreement pursuant to which Pro-Fac will purchase all of the shares of Class A common stock and Class B common stock of Curtice Burns for $19.00 per share, or approximately $167.0 million in the aggregate. Pro-Fac will immediately commence a tender offer for all of the shares to be followed, if successful, by a merger of a subsidiary of Pro-Fac into Curtice Burns. Pro-Fac has advised Curtice Burns that it expects to complete its tender offer on or about November 1, 1994.

In connection with the proposed purchase of Curtice Burns, Pro-Fac has obtained the commitment of the Springfield Bank to provide up to $200 million in long-term financing and up to $86 million in seasonal financing. In addition, Pro-Fac intends to issue up to $160 million principal amount of senior subordinated debt privately placed through Dillon, Read and Co, Inc. Upon completion of the merger transaction, Pro-Fac would have an equity investment of $133 million in Curtice Burns, most of which was existing financing to Curtice Burns under the Integrated Agreement.

During fiscal 1994, Curtice Burns expensed $3.5 million of legal, accounting and other expenses relative to the change in control issue and allocated half of those expenses to Pro-Fac. Pro-Fac has disputed this allocation and the financial statements do not reflect the charge as management believes it should not be included as a component of the fiscal 1994 earnings split. Resolution of this dispute is anticipated in conjunction with the Merger Agreement described above.

Note 3.  DEBT

                       Short-Term Debt

Short-term borrowings are made by the Cooperative under a seasonal line of credit with Springfield which currently provides for borrowings up to $46,000,000. Outstanding borrowings at June 25, 1994 amounted to $11,500,000 at 5.5 percent. The maximum amount of short-term borrowings outstanding during the 52-week period ended June 25, 1994 was $46,000,000. The approximate average aggregate short-term borrowings were: fiscal 1994 -$30,464,000, fiscal 1993 - $39,444,000, fiscal 1992 - $47,764,000 The approximate daily weighted average interest rates were: fiscal 1994 - 4.6 percent, fiscal 1993 - 4.6 percent, and fiscal 1992 - 6.2 percent.

The Cooperative's short-term borrowings are loaned to Curtice Burns under the same conditions and at the same rates as the Cooperative obtained from its lenders. Provisions of the Agreement between the two companies do however, allow Pro-Fac, with sufficient notice to Curtice Burns, to accelerate the repayment of outstanding debt.

                       Long-Term Debt

The Cooperative's long-term debt consists of the following:

                                    June 25, 1994   June 26, 1993
                                    -------------   -------------
Term loans due Springfield:
 Interest rate of 6.7% and 6.2% at
   June 25, 1994 and June 26, 1993,
    respectively                     $141,014,000     $184,000,000
 Other debt                               120,000
                                     -------------   -------------
                                      141,134,000      184,000,000
   Less current portion                14,000,000       16,000,000
                                     -------------   -------------
                                     $127,134,000     $168,000,000
                                     -------------   -------------
                                     -------------   -------------

The term loans due Springfield are payable as follows: $14.0 million annually fiscal 1995 through fiscal 2002; $12 million in fiscal 2003; $10.0 million in fiscal 2004 and $7.0 million in fiscal 2005. The term loans are collateralized by fixed assets and the Cooperative's investment in Springfield (see
Note 1). In addition, Curtice Burns guarantees all of the Cooperative's bank debt and the Cooperative guarantees Curtice Burns' short-term notes payable to commercial banks and certain other debt. The total lines of credit available to the companies for seasonal borrowings expire annually unless extended or renewed. Curtice Burns had no short-term notes payable to commercial banks at June 25, 1994, June 26, 1993, or June 26, 1992. Other Curtice Burns debt which Pro-Fac guarantees amounted to $106,000 at June 25, 1994 and $6,294,000 at June 23, 1993.

Pro-Fac's other debt of $120,000 is payable in nine installments from fiscal 1996 to fiscal 20005. The rate on this debt is 4 percent.

Based on an estimated borrowing rate at 1994 fiscal year end of 8.0 percent for long-term debt with similar terms and maturities, the fair value of the Cooperative's long-term debt outstanding is approximately $136,779,000 at June 25, 1994.

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

Certain borrowing agreements require that the companies maintain specified levels with regard to working capital, tangible net worth, fixed charges and the incurrence of additional debt. The Cooperative is in compliance with, or has obtained waivers for, restrictions and requirements under the terms of the borrowing agreements.

Such financial statements are neither necessary for a fair presentation of the financial position of Pro-Fac nor appropriate as primary statements for Curtice Burns' shareholders or for Pro-Fac shareholders and members because they combine earnings, assets and liabilities and cash flows which are legally attributable to either Curtice Burns' shareholders or to Pro-Fac shareholders and members, but not to both. Accordingly, the condensed pro forma financial statements presented below are special purpose in nature and should be used only within the context described.

            Combined Pro Forma Condensed Statement of Operations
                                  Unaudited

                                                              Fiscal Year Ended
                                 ----------------------------------------------------------------
                                                June 25, 1994                      June 26, 1993
                                 --------------------------------------------     ---------------
                                 Curtice
(Dollars in Millions)             Burns     Pro-Fac   Eliminations  Combined         Combined
                                 ------     -------   ------------  --------         ---------
Sales and revenues               $829.1      $94.4      $(94.4)      $829.1             $878.6
                                 ------     ------    ------------  -------           --------
Cost of sales                     592.6       58.2       (58.2)       592.6              632.7
Restructuring, including net
 (gain)/loss from division
    disposals                      (7.8)       --          --          (7.8)              61.0
Change in control costs             3.5        --          --           3.5                 --

Other selling, administrative
 and general expenses             187.0         .9        (2.0)       185.9              205.5
Interest expense                   18.2       11.6       (15.6)        14.2               16.8
Pro-Fac share of earnings          16.8        --        (16.8)          --                 --
                                 -------     ----         ----        -----              -----

Total cost and expenses           810.3       70.7       (92.6)       788.4              916.0
                                 -------     ----         ----        -----              -----

Income/(loss) before taxes         18.8       23.7        (1.8) (A)    40.7              (37.4)

(Provision)/benefit for taxes      (8.7)        .8          --         (7.9)              (3.9)
                                 -------     -----         ----       -----              -----
Net income/(loss)                $ 10.1      $24.5      $ (1.8) (A)  $ 32.8             $(41.3)
                                 -------     -----         ----       -----              -----
                                 -------     -----         ----       -----              -----

(A) Amounts represent the balance of the fiscal 1994 share of earnings between Curtice Burns and Pro-Fac which is currently under dispute. See discussion at Note 2.

    Transactions between Curtice Burns and Pro-Fac have been eliminated for purposes of this combined statement of operations.

                 Combined Pro Forma Condensed Balance Sheet
                                  Unaudited

                                                June 25, 1994                      June 26, 1993
                                 --------------------------------------------     ---------------
                                 Curtice
(Dollars in Millions)             Burns     Pro-Fac   Eliminations  Combined         Combined
                                 ------     -------   ------------  --------         ---------
Assets
  Current assets (A)(C)          $247.5     $ 46.7     $ (42.9)      $251.3             $268.9
  Property, plant and
     equipment, net (B)           167.5         --          --        167.5              192.5
  Investment in direct
   financing leases (C)              --      123.7      (123.7)          --                 --
  Due from Curtice Burns (D)         --       78.0       (78.0)          --                 --
Goodwill and other intangibles     24.9       24.9          --         49.8               53.1
  Other assets                      7.0       22.7          --         29.7               26.9
                                 ------      -----        ----        -----              -----
   Total assets                  $446.9     $296.0     $(244.6)      $498.3             $541.4
                                 ------     ------     -------       ------             ------
                                 ------     ------     -------       ------
Liabilities and Net Worth
  Current liabilities (A)(C)     $143.4     $ 44.6     $ (41.1)      $146.9             $166.8
  Lease obligations (C)           125.0         --      (123.7)         1.3                1.8
  Long-term debt--
    Due Pro-Fac (D)                78.0         --       (78.0)          --                 --
    Due others (E)                  1.1      127.1                    128.2              174.4
  Other liabilities                18.5         .5          --         19.0               12.8
                                  -----      -----       -----        -----             ------
 Total liabilities                366.0      172.2      (242.8)       295.4              355.8
  Shareholders' equity and
    members' capitalization (E)    80.9      123.8        (1.8) (F)   202.9              185.6
                                  -----      -----        -----       -----             ------
      Total Liabilities and
        Net Worth                $446.9     $296.0      $(244.6)     $498.3             $541.4
                                 ------     ------      -------      ------             ------
                                 ------     ------      -------      ------             ------

Notes to combined balance sheet:

(A) Current assets of Pro-Fac consist principally of amounts due from Curtice Burns with respect to the Agreement described in Note 2. Such amounts are eliminated for purposes of this balance sheet.

(B) Property, plant and equipment owned by Pro-Fac (with net book value $141.3 million at June 25, 1994) is leased to Curtice Burns on a financing basis. Such leased assets are reclassified as property, plant and equipment for purposes of this balance sheet.

(C) The majority of Curtice Burns' lease obligations are payable to Pro-Fac and amount to $141.3 million at June 25, 1994, of which $17.6 million is payable currently. The related Curtice Burns liability and Pro-Fac receivable are eliminated for purposes of this balance sheet.

(D) Long-term borrowings by Curtice Burns form Pro-Fac under the Agreement are eliminated for purposes of this balance sheet.

(E) Shareholders' equity of Curtice Burns consists of Class A common stock, $6.6 million; Class B common stock, $2.0 million; additional paid-in capital, $14.2 million; and retained earnings, $58.1 million.

(F) Amount represents the balance of the fiscal 1994 share of earnings between Curtice Burns and Pro-Fac which is currently under dispute. See discussion at Note 2.

            Combined Pro Forma Condensed Statement of Cash Flows
                                  Unaudited

                                                June 25, 1994                    June 26, 1993
                                --------------------------------------------      ------------
                                 Curtice
(Dollars in Millions)             Burns     Pro-Fac   Eliminations  Combined         Combined
                                 ------     -------   ------------  --------         ---------
Net cash provided by
  operating activities          $ 21.8      $ 18.0       $  (.9)     $ 38.9            $42.2

Net cash provided by/(used in)
  investing activities            33.9        32.9        (44.4)       22.4 (A)        (17.1)

Net cash (used in)/provided by
  financing activities           (59.4)      (50.9)        45.3       (65.0)           (24.7)
                                 ------      ------        -----      ------          ------
Net change in cash                (3.7)         --           --        (3.7)              .4

Cash at beginning of year          6.5          --           --         6.5              6.1
                                 ------      ------        -----      ------           ------
Cash at end of year             $  2.8     $    --      $    --       $ 2.8            $ 6.5
                                 ------      ------        -----      ------           ------
                                 ------      ------        -----      ------           ------
Supplemental disclosure of
  cash flow information

Cash paid during the period for:

  Interest (net of amount
   capitalized)                $  18.6      $ 12.1       $(15.6)     $ 15.1           $ 17.3
                                -------      ------        -----      ------          ------
                                -------      ------        -----      ------          ------
  Income taxes, net            $  15.0      $ (1.0)      $   --      $ 14.0           $  2.9
                                -------      ------        -----      ------          ------
                                -------      ------        -----      ------          ------

Supplemental Schedule of
  Non-Cash Investing and
  Financing Activities:

  Capital lease obligations
   incurred                    $ 10.7       $   --       $(10.0)       $ .7           $  3.0
                                 ------      ------        -----      ------          ------
                                 ------      ------        -----      ------          ------
 Conversion of retains
   into preferred stock                     $  4.9                     $4.9           $  5.9
                                             ------                   ------          ------
                                             ------                   ------          ------
 Net proceeds allocated to
   members but retained by
   the Cooperative                          $ 14.2                    $14.2           $  4.8
                                             ------                   ------          ------
                                             ------                   ------          ------

(A) Amount represents the balance of the fiscal 1994 share of earnings between Curtice Burns and Pro-Fac which is currently under dispute. See discussion at Note 2.

    Transactions between Curtice Burns and Pro-Fac have been eliminated for purposes of this combined statement of cash flows.

Note 4.  LEASES

At June 25, 1994 and June 26, 1993 Pro-Fac had investments in financing leases of $141,322,000 and $173,513,000, respectively, of which $17,645,000 and $21,184,000, were due currently.

Minimum rent payments to be received during each of the next five fiscal years are as follows: 1995-$17,645,000; 1996-$15,829,000;
1997-$14,590,000; 1998-$13,276,000; and 1999-$11,963,000.  The
minimum rent payments do not include executory costs, since such costs are paid directly by Curtice Burns and they do not include interest, since interest amounts are determined and billed to Curtice Burns based upon Pro-Fac's borrowing costs required to finance the leased assets.

Note 5.  TAXES ON INCOME

In December 1991, the national office of the Internal Revenue Service issued a technical advice memorandum ('TAM') concluding that virtually all of Pro-Fac's income arises from patronage sources. As a result of the TAM, in January 1992 an additional distribution of patronage proceeds for fiscal 1991 was made to members in the amount of $3,727,000. Patronage proceeds available for distribution are determined by the Board of Directors each year, as stipulated in the Bylaws. As the longer term effects of the TAM are further researched and analyzed, it is possible that the Board may calculate future patronage proceeds available for distribution utilizing a different formula than that used for 1992 and 1993.

A summary of taxable income/(loss) and the related
(benefit)/provision for income taxes for fiscal 1994, 1993 and 1992 follows.


Dollars in Thousands

Fiscal Years Ended                      June 25, 1994       June 26, 1993     June 26,1992
                                        ------------        -------------     -------------
Taxable income/(loss):
Excess/(deficiency) of revenues before
 taxes, dividends and allocation of
 net proceeds                             $ 23,698             $(17,498)        $ 12,754
Less patronage income to be allocated
 to members for current period             (15,546)              (5,261)         (13,040)
Less cash dividends paid on
  capital stock                             (4,390)              (4,548)              --
Less utilization of net operating loss
 carryforwards                              (3,857)                  --               --
Additional fiscal 1991 distribution             --                   --            3,727
Difference between book and tax
 methodologies                                  95                   52              996
                                          --------             --------         --------
Taxable income/(loss) to the
  Cooperative                               $    0             $(27,255)        $  4,437
                                          --------             --------         --------
                                          --------             --------         --------
Provision/(benefit) for income taxes:
 Federal -
   Current                                $    267             $    207          $(1,560)
   Deferred                                   (613)                (207)             307
                                          --------             --------         --------
                                              (346)                  --           (1,253)
   State                                      (498)                                  102
                                          --------             --------         --------
                                          $   (844)            $     --          $(1,151)
                                          --------             --------         --------
                                          --------             --------         --------
Effective tax rate (percent):
Federal                                       34.0%               (34.0)%           34.0%
Loss for which no benefit was recorded          --                 34.0               --
Utilization of net operating loss
 carryforward                                (34.0)                  --               --
State (net of federal tax benefit)              .4                   --              1.6
Other                                         (4.0)                  --               .7
                                          --------             --------          -------
     Subtotal                                 (3.6)                  --             36.3

Tax benefits resulting from the IRS
 Technical Advice Memorandum                    --                   --            (62.3)
                                          --------             --------         --------
  Total                                       (3.6)%                 --%           (26.0)%
                                          --------             --------         --------
                                          --------             --------         --------

In August of 1993, the Internal Revenue Service issued a determination letter which concluded that the Cooperative is exempt from federal income tax to the extent provided by
Section 521 of the Internal Revenue Code, 'Exemption of Farmers' Cooperatives from Tax.' Unlike a non-exempt cooperative, a tax-exempt cooperative is entitled to deduct cash dividends it pays on its capital stock in computing its taxable income. This exempt status is retroactive to fiscal year 1986 and is anticipated to apply to future years as long as there is no significant change in the way in which the Cooperative operates. In conjunction with this ruling, the Cooperative has filed for tax refunds for fiscal years 1986 to 1990 in the amount of
                             40
approximately $5.8 million and interest payments of approximately $3.4 million. In addition, it is anticipated that the Cooperative will file for tax refunds for fiscal years 1991 and 1992 in the amount of approximately $3.1 million and interest payments of approximately $.4 million. No such refund amounts have been reflected in the Cooperative's financial statements as of June 26, 1994. It is anticipated that the refund amounts will be recognized upon receipt.

A benefit has not been recorded for the net operating loss carryforward resulting from 1993 operations due to the uncertainties surrounding utilization in future years.

Deferred tax assets have been established for the future tax benefit of the redemption on non-qualified retains.

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes,' ('SFAS 109') and the Cooperative has adopted the provisions of this standard as of June 29, 1991. There was no effect on the 1992 provision for income taxes for this accounting change as the Cooperative was previously accounting for income taxes in accordance with SFAS 96.

Note 6.  CAPITALIZATION

Preferred Stock - Preferred stock originates from the conversion at par value of retains. Preferred stock is non-voting, except that the holders of preferred and common stock would be entitled to vote as separate classes on certain matters which would affect or subordinate the rights of the class. The preferred stock is segregated by the original year of issue in the records of the Cooperative.

The Cooperative is entitled to redeem or retire all or any portion of its outstanding preferred stock, at par value, upon 90 days notice.

Common Stock - The common stock purchased by members is related to the crop delivery of each member. Regardless of the number of shares held, each member has one vote.

Common stock may be transferred to another grower only with approval of the Pro-Fac Board of Directors. If a member ceases to be a producer of agricultural products which he markets through the Cooperative, then he must sell his common stock to another grower acceptable to the Cooperative. If no such grower is available to purchase the stock, then the member must provide one year's advance written notice of his intent to withdraw, after which the Cooperative must purchase his common stock at par value. (See Note 7 for common stock dividend information.)

Due to the uncertainty surrounding the potential change of control of Curtice Burns and its implications to the Integrated Agreement, The Board of Directors, during 1994, approved a moratorium on all transactions involving common stock and waived the restriction on the utilization of agent farmers to satisfy supply commitments. As a Merger Agreement between the Cooperative and Curtice Burns was entered into on September 27, 1994, it is anticipated that the Board of Directors will re-evaluate the above described restrictions.

At June 25, 1994 and June 26, 1993, there were outstanding subscriptions, at par value, for 9,270 and 24,788 shares of common stock, respectively. These shares are issued as subscription payments are received.

Retained Earnings Allocated to Members ('Retains') - Retains arise from patronage income and are allocated to the accounts of members within 8.5 months of the end of each fiscal year.

  Qualified Retains - Qualified retains are freely transferable and normally mature into preferred stock in December of the fifth year after allocation. Qualified retains are taxable income to the member in the year the allocation is made.

   Non-Qualified Retains - Non-qualified retains may not be sold or purchased. The present intention of the board of directors is that the non-qualified retains allocation be redeemed in five years through partial payment in cash and issuance of preferred stock. The non-qualified retains will not be taxable to the member until the year of conversion. Non-qualified retains may be subject to later adjustment if such is deemed necessary by the Board of Directors because of events which may occur after the retains were allocated.

Earned Surplus (Unallocated and Apportioned) - Earned surplus consists of accumulated income after distribution of earnings allocated to members, dividends and after state and federal income taxes. Earned surplus is reinvested in the business in the same fashion as retains. (See Note 5.)

Stabilization Program - Each year a portion of the earnings is available for the commercial market value stabilization program. The amount designated for the program is determined at the discretion of the board of directors based upon the amount needed to accumulate the maximum authorized, which is 15 percent of the previous year's commercial market value of crops delivered. In a year when revenues are insufficient to pay 100 percent of commercial market value, the stabilization program, with board approval, will provide for extra payments to be made up to the amount previously designated for the program. The amount designated to the program was $8,970,000 at June 25, 1994.

Market for Pro-Fac Securities - There is no established market for trading Pro-Fac common stock. All trades have been arranged on a private basis between buyers and sellers.

Transfers of preferred stock and qualified retained earnings can be arranged on a regular basis through the Buffalo offices of First Albany Corporation or Trubee, Collins and Company, registered securities broker dealers. Transfers of preferred stock can also be arranged on a regular basis through the Erie, Pennsylvania office of Advest, registered securities broker dealer. There can be no assurance this market will have the necessary volume of transactions to continue in the future.

Note 7.  DIVIDENDS ON CAPITAL STOCK

Dividends on preferred and common stock are declared at the discretion of the board of directors and are paid out of legally available funds. Preferred shareholders are entitled to a dividend of up to 12 percent of the par value of the stock if declared by the board. Pursuant to New York State laws, applicable to agricultural cooperatives, dividends have been declared and paid subsequent to the fiscal year to which they relate. In fiscal 1994 and 1993, dividends on preferred stock were paid at a rate of 6.25 and 7.25 percent, respectively, of the par value and dividends on common stock were paid at a rate of 5 percent of the par value.

Subsequent to June 25, 1994, the Cooperative declared a cash dividend of 6.75 percent of the par value of preferred stock and 5.5 percent of the par value of the common stock, payable on July 15, 1994. These dividends amounted to $4,914,000 and will appear in the fiscal 1995 Statement of Net Proceeds.

Note 8.  RESTRUCTURING PROGRAM

             The Conceptual Vision and Strategy

The restructuring program first initiated in fiscal 1993 was based on Curtice Burns' new vision of a company smaller in sales but more profitable, as measured by return on sales and equity, and possessing the financial and management resources sufficient to drive growth in carefully selected product line markets in which Curtice Burns can prosper for the long term. Thus, the strategy was to focus on a more limited number of product lines which now have a strong, competitive position.

The Plan outlined in 1993 is to restructure the business to a more profitable base. At the same time, the remaining businesses were to be managed to optimize earnings growth by installing corporate-wide purchasing, and a corporate-wide focus of capital spending.

The third leg of the strategy was to accelerate Curtice Burns' national sales and distribution programs by executing new product programs in store-brand retail dressings, salsa and chunky soups, and the 'More Fruit/More Flavor' pie filling program.

                  Execution of the Program

The first step of the restructuring program was to divest businesses that were unprofitable or declining for Curtice Burns but would fit strategically with other business portfolios. During fiscal 1993, Curtice Burns divested Lucca Frozen Foods. A loss of approximately $2.7 million (before dividing with Pro-Fac and before taxes) was recognized on this transaction. At the end of fiscal 1993, Curtice Burns wrote down the assets and provided for the expenses to dispose of the Hiland potato chips and meat snacks businesses during fiscal 1994. On November 22, 1993, Curtice Burns sold certain assets of the Hiland Potato Chip business for $2 million at closing, plus approximately $1 million paid in installments over three months. On February 22, 1994, Curtice Burns sold the meat snacks business located in Denver, Colorado and Albany, Oregon to Oberto Sausage Company of Kent, Washington. Under the agreement, Oberto has purchased certain assets and assumed certain liabilities of the meat snacks operation, excluding plant, equipment, and trademarks. Curtice Burns will lease its Albany Oregon manufacturing facility and equipment and license its trademarks, trade names, etc. to Oberto until February 1995, at which time Oberto is contractually obligated to purchase these assets. The sale of the Hiland and meat snacks businesses did not result in any significant gain or loss in fiscal 1994 after giving effect to the restructuring charges recorded in fiscal 1993; however, charges of $3.1 million were incurred in fiscal 1994 to adjust previous estimates.
In the fiscal year ended June 26, 1993, Curtice Burns incurred losses of $13.2 million from the meat snacks and Hiland potato chip businesses before dividing such losses with Pro-Fac and before taxes.

On November 19, 1993, Curtice Burns sold the oats portion of the National Oats business for $39 million. The oats business contributed approximately $1.4 million of earnings in fiscal 1993 before dividing with Pro-Fac and before taxes. The sale of the oats business resulted in an approximate $10.9 million gain. The popcorn portion of the National Oats Division was transferred to the Comstock Michigan Fruit Division.

During fiscal 1993 and 1994, Curtice Burns also made staff reductions in selected locations throughout Curtice Burns. A
$1 million accrual relating to such costs was recorded as part of the fiscal 1993 restructuring charge.

Thus, a major part of the restructuring plan was successfully executed during fiscal 1994.

As reported above, Curtice Burns incurred restructuring charges in fiscal 1993 of $61.0 million (before dividing such charges with Pro-Fac and before taxes), which included the loss incurred on the sale of the Lucca frozen entree business, anticipated losses on the sale of the meat snacks and Hiland businesses, and other costs (primarily severance and losses prior to sale) in conjunction with the restructuring program. Virtually all of this charge was a revaluation of assets, rather than cash expense.

Having completed the first phase of the restructuring program in fiscal 1993, the second phase was approved by Curtice Burns' Board of Directors in August 1994. In connection with the second phase, the company is evaluating several alternatives regarding the Nalley's snack food business in the United States, including its possible sale to a third party. A charge, not exceed $12 million before split with Pro-fac and before taxes, for this phase of the restructuring program will be recorded during the first quarter of fiscal 1995.

With respect to the potential sale of the snack food business, Curtice Burns has signed a letter of intent with Country Crisp Foods of Salt Lake City, Utah. The letter of intent is subject to a number of conditions, including successful financing by the purchaser and the negotiation of a definitive purchase agreement. Country Crisp, a regional snack food company operating in the inter-mountain states of Colorado, Utah, Wyoming, Idaho, Nevada and New Mexico, will continue to market the Nalley's brand snacks under a licensing arrangement with Curtice Burns. If this sale is finalized, it may result in a revision to the aforementioned reserve.

Note 9. OTHER MATTERS

                 Harvest States Cooperative

In conjunction with the sale of the National Oats division by Curtice Burns, Pro-Fac terminated the membership of the Harvest States Cooperatives ('Harvest States') in Pro-Fac. Harvest States was the National Oats divisions's only supplier of oats. As a result of this action, Harvest States filed a claim against Pro-Fac for, among other things, the receipt of payments for future oats purchases after the sale of National Oats division through fiscal year 1995.

Under an agreement with Curtice Burns, Curtice Burns agreed to indemnify Pro-Fac as to certain expenses arising out of the termination of the membership of Harvest States in Pro-Fac. It was agreed that any settlement payments would be deemed an expense of Curtice Burns under the division of earnings with Pro-Fac. The exact amount of any potential settlement related to this issue cannot be estimated at June 25, 1994, but management does not believe that this is a material exposure to Curtice Burns.

                      Subsequent Events

In July 1994, a plant operated by the Curtice Burns' Southern Frozen Foods division, located in Montezuma, Georgia, was damaged by fire. The plant itself is owned by Pro-Fac and leased to Curtice Burns under the terms of the Integrated Agreement. Management is currently in the process of assessing the extent of damage to the facility. All material costs associated with the facility repairs and business interruption are anticipated to be covered under the Curtice Burns' insurance policies. The Springfield Bank for Cooperatives is loss payee on the property insurance policy under the terms of the Security Agreement with lenders. See
Note 5.

On September 27, 1994, Pro-Fac and Curtice Burns entered into a Merger Agreement pursuant to which Pro-Fac will purchase all of the shares of Class A common stock and Class B common stock of Curtice Burns for $19.00 per share, or approximately $167.0 million in the aggregate. Pro-Fac will immediately commence a tender offer for all of the shares to be followed, if successful, by a merger of a subsidiary of Pro-Fac into Curtice Burns.

Pro-Fac has advised Curtice Burns that it expects to complete its tender offer on or about November 1, 1994.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                          PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the directors of Pro-Fac:

                                              Year First   Current     Region
                                     Year of   Elected      Term      District (4)
Name                                  Birth    Director    Expires    Represented
- - - ------                               ------    --------    ------    -----------
Dale E. Burmeister                    1940      1992        1995      II - 1
Robert V. Call, Jr. (1), (2), (3)     1926      1962        1997       I - 1
Glen Lee Chase                        1937      1989        1996       V
Tommy R. Croner (1)                   1942      1985        1995       I - 3
Albert P. Fazio                       1936      1976        1995      IV
Bruce R. Fox  (1)                     1947      1974        1996      II - 1
Kennneth D. Mattingly                 1948      1993        1996       I - 1
Steven D. Koinzan (1)                 1948      1982        1997     III
Allan D. Mitchell                     1927      1975        1997       I - 2
Allan W. Overhiser                    1960      1994        1997      II - 1
Paul E. Roe (1)                       1939      1986        1996       I - 2
Edward L. Whitaker (1)                1926      1991        1997      II - 2

(1) Member of the Finance and Audit Committee, which sometimes functions as an executive committee of the Board.

(2) Member of the Board of Directors of Curtice Burns Foods,
    Inc.

(3) Ex-officio member of Finance and Audit committee and other committees of the Board as President of Pro-Fac.

(4) Regional Representation:

    The business of Pro-Fac is conducted pursuant to policies established by its Board of Directors. The territorial area in which Pro-Fac operates has been divided into geographical regions based on natural divisions of product and location. In addition, some regions have been further divided into districts. The members within each region or district are represented on the Board by at least one director. The board designates the number of directors to be elected from each region or district, based on the value of raw product delivered, so as to attain reasonably balanced representation on the Board. At present, there are five regions of Pro-Fac covering the following areas and represented by the number of directors indicated:

                                                  Present
                                                   Number
           Region                Area           of Directors
           -----                 ----           ------------

         I  (Dist. 1)    Western Upstate New York       2
            (Dist. 2)    Eastern Upstate New York       2
            (Dist. 3)    Pennsylvania and Maryland      1

        II  (Dist. 1)    Michigan                       3
            (Dist. 2)    Illinois                       1

       III               Iowa, Nebraska, North Dakota
                         and Minnesota                  1

        IV               Washington, Oregon
                         and California                 1

         V               Georgia and Florida            1

Directors are elected for three-year terms. The directors of Pro-Fac are all engaged as growers in the production of agri-cultural products, and have been so engaged for at least five years.

The following are the executive officers of Pro-Fac:

Robert V. Call, Jr. President -
A grower based in Batavia, New York - a member of Pro-Fac since 1961, Treasurer from 1973-1984, and President since
1986.

Albert P. Fazio, Vice President -
A grower based in Vancouver, Washington - a member of Pro-Fac since 1975 and Vice President since March 1993, Secretary
March 1991 to March 1993.

Steven D. Koinzan, Secretary -
A grower based in Valentine, Nebraska - a member of Pro-Fac since 1982.

Bruce R. Fox, Treasurer -
A grower based in Shelby, Michigan - a member of Pro-Fac since 1974, Treasurer since November 1984 and Secretary from
November 1978 to November 1984.

Thomas R. Kalchik -
20 Skelby Moor Lane, Fairport, New York 14450 - Vice
President of Member Relations since June 1990, Assistant
Secretary since August 1983, Director of Member Relations from August 1983 to June 1990, Assistant Director of Member
Relations from September 1981 to August 1983, and Area
Manager from January 1977 to September 1981.

Roy A. Myers -
72 Waterview Circle, Rochester, New York 14625 - General Manager since June 1987, Assistant General Manager from August 1983 to June 1987 - he has been an Executive Vice President of Curtice Burns since June 1987 and a Vice President of Curtice Burns from August 1983 to June 1987 and President of the Corporate Services Division of Curtice Burns since January 1979.

William D. Rice -
5 Brightford Heights Road, Rochester, New York 14610 -
Assistant Treasurer since 1970 - he is Senior Vice President-
Administration, Secretary, and Treasurer of Curtice Burns - employed by Curtice Burns since 1969.

Officers are elected for one-year terms.

There are no family relationships among any directors or executive officers.

Item 11.  EXECUTIVE COMPENSATION

Pro-Fac reimburses Curtice Burns annually for the salaries and expenses of three Curtice Burns employees who perform
Pro-Fac membership relations functions.

For the fiscal year ended June 25, 1994, the salary expense paid by Pro-Fac was $180,000 and the employee expense (travel and telephone) was $68,000. Each director of Pro-Fac received an annual fee of $6,000 (except the President who received $12,000) plus an additional fee of $200 per day (except the President who received $400) for attendance at Board and other designated meetings. Pro-Fac directors were also reimbursed for their out-of-pocket expenses.

Pro-Fac has no pension or retirement plan under which retirement benefits are proposed to be paid to any of its officers or directors.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

As of June 25, 1994, the following were the only persons known to Pro-Fac to be the beneficial owners of more than 5 percent of any class of the voting securities of Pro-Fac:


   Title of      Name and Address of     Number of    Percent
    Class          Beneficial Owner       Shares      of Class
- - - -----------      ------------------      --------     --------
Common Stock   Cherry Central Cooperative  383,942     18.70%
               P.O. Box 988
               Traverse City, MI 49685

Common Stock   Michigan Blueberry Growers  116,400      5.66%
               P.O. Drawer B
               Grand Junction, MI 49056

The following table shows, as of June 25, 1994, both classes of equity securities of Pro-Fac, the number and percentage of shares issued and outstanding which are beneficially owned by each director and by all directors and officers as a group.

                                 Amount and Nature of
                         Title   Beneficial Ownership  Percent of
Name of Director(1)      of Class         (2)           Class (3)
- - - ---------------------  ---------- -------------------  ----------

Dale E. Burmeister       Common  3,318-indirect
                                   (record ownership
                                   by Lakeshore
                                   Farms, Inc.)           0.16%

                       Preferred    357-indirect (record
                                   ownership by Lakeshore
                                   Farms, Inc.            0.01%

                                 7,535-direct (record
                                   ownership in own
                                   name)                  0.29%

Robert V. Call, Jr.      Common  35,197-indirect
                                   (record ownership
                                   by My-T Acres,
                                   Inc.)                  1.71%

                       Preferred  25,504-indirect
                                   (record ownership
                                   by My-T Acres,
                                   Inc.)                  0.99%

                                 13,088-indirect
                                   (record ownership
                                   by My-T Acres, Inc.
                                   Employee
                                   Profit-Sharing
                                   Plan)                  0.51%

                                 1,506 shares-direct
                                   (record ownership
                                   in own name)           0.06%

                                 Amount and Nature of
                         Title   Beneficial Ownership  Percent of
Name of Director(1)      of Class         (2)           Class (3)
- - - ---------------------  ---------- -------------------  ----------

Glen Lee Chase           Common  9,472-indirect
                                   (record ownership
                                   by Chase Farms,
                                   Inc.)                  0.46%

                       Preferred  3,347-indirect
                                   (record ownership
                                   by Chase Farms,
                                   Inc.)                  0.13%

Tommy R. Croner          Common  7,026-indirect
                                   (record ownership
                                   by Richard Croner
                                   & Son)                 0.34%

                       Preferred   8,876-indirect
                                   (record ownership
                                   by T-Rich, Inc.)       0.34%

Albert P. Fazio          Common  6,975-indirect
                                   (record ownership
                                   by New Columbia
                                   Garden Co., Inc.)      0.34%

                       Preferred  6,773-indirect
                                   (record ownership
                                   by New Columbia
                                   Garden Co., Inc.)      0.26%

Allan W. Overhiser       Common  1,139-indirect
                                   (record ownership
                                   by A.W. Overhiser
                                   Orchards)              0.06%

                       Preferred  1,314-indirect
                                   (record ownership
                                   by A.W. Overhiser
                                   Orchards)              0.05%

Bruce R. Fox             Common  20,222-indirect
                                   (record ownership
                                   by N.J. Fox &
                                   Sons, Inc.)            0.98%

                       Preferred  7,306-indirect
                                   (record ownership
                                   by N.J. Fox &
                                   Sons, Inc.)            0.28%

                                 1,085-direct (record
                                   ownership in own
                                   name)                  0.04%

Kenneth D. Mattingly     Common  4,338-indirect
                                   (record ownership
                                   by M-B Farms,
                                   Inc.)                  0.21%

                       Preferred  2,541-indirect
                                   (record ownership
                                   by M-B Farms,
                                   Inc.)                  0.10%

Steven D.Koinzan         Common  7,140-direct (record
                                   ownership in own
                                   name)                  0.35%

                       Preferred 370-direct (record
                                   ownership in own
                                   name)                  0.01%

Allan D. Mitchell        Common  3,719-indirect
                                   record ownership
                                   by Agpro Farms,
                                   Inc.)                  0.18%

                                 78-direct (record
                                   ownership in own
                                   name)                  0.00%

Allan D. Michell       Preferred 1,674-direct (record
                                   ownership jointly
                                   with spouse)           0.06%

                                 4,978-direct (record
                                   ownership in own
                                   name)                  0.19%

Paul E. Roe              Common  12,005-indirect
                                   (record ownership
                                   by Roe Acres,
                                   Inc.)                  0.58%

                       Preferred  2,623-indirect
                                   (record ownership
                                   by Roe Acres,
                                   Inc.)                  0.10%

                                 Amount and Nature of
                         Title   Beneficial Ownership  Percent of
Name of Director(1)      of Class         (2)           Class (3)
- - - ---------------------  ---------- -------------------  ----------
Edward L. Whitaker       Common  240-direct (record
                                   ownership in own
                                   name)                  0.01%

                       Preferred            --             --
All Directors and        Common        110,869            5.4%
Officers as a Group    Preferred        88,877            3.4%



(1)  No Pro-Fac equity securities are owned by Curtice Burns.

(2) Certain of the directors named above may have the opportunity, along with the other members producing a specific crop, to acquire beneficial ownership of additional shares of the common stock of Pro-Fac within a period of approximately 60 days commencing February 1, 1995 if Pro-Fac determines that a permanent change is required in the total quantity of that particular crop marketed through it.

(3) In the above table, each director who has direct beneficial ownership of common or preferred shares by reason of being the record owner of such shares has sole voting and investment power with respect to such shares, while each director who has direct beneficial ownership of common or preferred shares as a result of owning such shares as a joint tenant has shared voting and investment power regarding such shares. Each director who has indirect beneficial ownership of common or preferred shares resulting from his status as a shareholder or a partner of a corporation or partnership which is the record owner of such shares has sole voting and investment power if he controls such corporation or partnership. If he does not control such corporation or partnership, he has shared voting and investment power. Pro-Fac does not believe that the percentage ownership of any such corporation or partnership by a director is material, since in the aggregate no director beneficially owns in excess of 5 percent of either the common or preferred shares of Pro-Fac.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All of the directors of Pro-Fac elected by its members are members of the Cooperative and deliver various quantities of raw product to it, either individually or through partnerships, corporations, or other production units. The prices paid to such directors for produce are in all cases identical to the prices paid all others for like produce.

When Curtice Burns finds it necessary to purchase on the open market additional quantities of crops of the kinds purchased from Pro-Fac, the members of Pro-Fac are given the first opportunity to supply those crops. Thus, certain of the directors of Pro-Fac, like other members, may from time to time sell agricultural products to Curtice Burns. Prices paid in such transactions are identical to those paid in other open market transactions for similar produce on the same dates.

No other material transactions between Pro-Fac and its officers or directors, other than the payment of ordinary compensation and directors' fees as described above, the sale of common stock to support membership production obligations, and the issuance of retains and preferred stock, have taken place within the past three years.

                           PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K
An index of financial statements is set forth in Part II,
Item 8 of this report.

The following additional financial data should be read in conjunction with the financial statements included in Item 8 of this Form 10-K Annual Report:

 Schedule II - Amounts receivable from related parties and underwriters, promoters and employees other than related parties.

 Schedule IV - Indebtedness of and to related parties - not current.

 Schedule IX - Short-term borrowings.

Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:

Number      Description
- - - -----       -----------

3(A) Certificate of Incorporation of the registrant, as amended, incorporated by reference to the Annual Report on Form 10-K of the registrant for the fiscal year ended June 27, 1986, wherein such exhibit is designated as Exhibit 3(A).

3(B)        Certificate of Amendment to Certificate of
            Incorporation, incorporated by reference to the Quarterly Report on Form 10-Q of the registrant for the quarter ended December 25, 1987, wherein such exhibit is designated Exhibit 6(a).

3(C) Certificate of Amendment to the Certificate of Incorporation of registrant, incorporated by reference to the Registration Statement of the registrant on Form S-2, Registration No. 33-
            26797, filed February 2, 1989, wherein such
            exhibit is designated as Exhibit 4(B).

3(D) Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the Annual Report on Form 10-K of the registrant for the fiscal year ended June 26, 1993, wherein such exhibit is designated Exhibit 3(D).

3(E) By-laws of the registrant, as amended to date for the fiscal year ended June 26, 1992, wherein such exhibit is designated as Exhibit 3(E).

10(A)       Integrated Agreement between the registrant and Curtice
            Burns, dated as of June 27, 1992 for the fiscal year ended June 26, 1992, wherein such exhibit is designated as Exhibit 10(A).

10(B)   (i) Master Agreement between the registrant and the
            Springfield Bank for Cooperatives, dated October 8,
            1981, incorporated by reference to the Registration
            Statement of the registrant on Form S-1, Registration
            No. 2-75576, filed January 4, 1982, wherein such
            exhibit is designated Exhibit 10(G)(i).

       (ii) Modification of Master Agreement between the
            Registrant and Springfield Bank for Cooperatives, dated
            November 22, 1989, incorporated by reference to the Annual Report on Form 10-K of the Registrant for the fiscal year ended June 29, 1990, wherein such exhibit is designated Exhibit 10(E)(ii).

      (iii) Modification of Master Agreement between the Registrant and Springfield Bank for Cooperatives, dated March 15,
            1990, incorporated by reference to the Registration
            Statement of the registrant on Form S-2, Registration
            No. 33-46619, filed March 30, 1992, wherein such
            exhibit is designated Exhibit 10(D)(iii).

      (iv) Term Loan Agreement Nos. T-5715-G and T-5716-G between the Registrant and Springfield Bank for Cooperatives dated December 20, 1991, incorporated by reference to the Registration Statement of the registrant on Form S-
            2, Registration No. 33-46619, filed March 30, 1992, wherein such exhibit is designated Exhibit 10(D)(iv).

      (v) Term Loan Agreement Nos. T-5718-G and T-5719-G between the registrant and Springfield Bank for Cooperatives dated December 20, 1991, incorporated by reference to the Registration Statement of the registrant on Form
            S-2, Registration No. 33-46619, filed March 30,
            1992, wherein such exhibit is designated Exhibit
            10(D)(v).

      (vi) Term Loan Agreement Nos. T-5720F and T-5721F between the Registrant and Springfield Bank for Cooperatives, dated December 20, 1991, incorporated by reference to the Registration Statement of the registrant on Form S-2, Registration No. 33-46619, filed March 30, 1992, wherein such exhibit is designated Exhibit 10(D)(vi).

     (vii) Seasonal Loan Agreement Nos. S-5933 and S-5934 between the Registrant and Springfield Bank for Cooperatives, dated November 25, 1991, incorporated by reference to the Registration Statement of the registrant on Form S-2, Registration No. 33-46619, filed March 30, 1992, wherein such exhibit is designated Exhibit 10(D)(vii).

   (viii)  Agreement of Guaranty executed by Curtice Burns, dated
           July 2 1990, incorporated by reference to the Registration Statement of the registrant on Form S-2, Registration No. 33-46619, filed March 30, 1992, wherein such exhibit is designated Exhibit 10(D)(viii).

    (ix) Modification of Guaranty executed by Curtice Burns, dated February 20, 1991, incorporated by reference to the Registration Statement of the registrant on Form S-
           2, Registration No. 33-46619, filed March 30, 1992, wherein such exhibit is designated Exhibit 10(D)(ix).

     (x) Modification of agreements with Springfield Bank for Cooperatives

10(C)      Pro-Fac Guaranty of Curtice Burns Indebtedness, as
           Amended, incorporated by reference to the Annual Report on Form 10-K of the registrant for the fiscal year ended June 26, 1993, wherein such exhibit is designated
           Exhibit 10(C).

10(D) Waiver of Events of Default Under Financing Agreements and Amendments to Financing Agreements dated September
           21, 1993, incorporated by reference to the Annual
           Report on Form 10-K of the registrant for the fiscal year ended June 26, 1993, wherein such exhibit is designated as Exhibit 10(D).

21          Subsidiaries of the Registrant

27          Financial Data Schedule

Reports on Form 8-K

No Reports on Form 8-K were filed by Pro-Fac during the last quarter of the fiscal year covered by this report.
                                51

                  PRO-FAC COOPERATIVE, INC.


SCHEDULE II

Amounts receivable from related parties and underwriters, promoters, and employees other than related parties.



                       Balance at
                      beginning of                               Balance at
 Name of debtor        Additions    Additions     Deductions    end of period
- - - ----------------     -------------  ---------     ----------    -------------
Curtice Burns Foods

June 25, 1994         $ 9,113,000  $123,153,000   $121,069,000   $11,197,000

June 26, 1993         $26,767,000  $113,478,000   $131,132,000   $ 9,113,000

June 26, 1992         $45,210,000  $121,836,000   $140,279,000   $26,767,000

The cash needs of a fruit and vegetable food processor such as Curtice Burns fluctuate greatly during the year because of the peak cash outflow required during a limited production season that is tied to the harvest season of the crops involved, while the cash inflow from sales is more ratably spread throughout the year. By reason of the agreements with Pro-Fac, these peak cash needs are supplied to Curtice Burns by Pro-Fac. Such receivables from Curtice Burns include:

   1. Advances under a short-term line of credit.

   2. Accrued interest on all short-term and long-term borrowings that will be paid by Curtice Burns to Pro-Fac when Pro-Fac pays its lenders.

   3. Raw product delivered to Curtice Burns for which Pro-Fac has agreed on extended terms under the marketing section of the Integrated Agreement.

   4. Amounts due under the profit split provisions of the operations financing section of the Integrated
      Agreement.

                    PRO-FAC COOPERATIVE, INC.

SCHEDULE IV

Indebtedness of and to related parties - not current


                       Balance at
                      beginning of   Additions    Deductions      Balance at
 Name of person          period         (2)          (3)        end of period
- - - ----------------     -------------   ---------    ----------    -------------

Receivable from
Curtice Burns Foods

June 25, 1994         $78,648,000   $40,378,000   $40,986,000     $78,040,000

June 26, 1993         $61,300,000   $33,348,000   $16,000,000     $78,648,000

June 26, 1992         $61,099,000   $14,201,000   $14,000,000     $61,300,000


Under the terms of the operations financing section of the Integrated Agreement between Pro-Fac and Curtice Burns, Pro-Fac lends to Curtice Burns all funds not required for its own operations or for purchases of assets to be leased to Curtice Burns. Funds loaned to Curtice Burns bear the same conditions and interest rates as Pro-Fac has obtained from its lenders. The interest rates on such borrowings at June 25, 1994, June 26, 1993 and June 26, 1992, were 6.7 percent, 6.2 percent, and 7.1 percent, respectively.

                         PRO-FAC COOPERATIVE, INC.


                    SCHEDULE IX - SHORT-TERM BORROWINGS
                  FOR THE THREE YEARS ENDED JUNE 25, 1994

                                          Maximum       Average      Weighted
  Category                  Weighted       amount       amount        average
of aggregate      Balance   average     outstanding   outstanding  interest rate
 short-term       at end    interest       during       during         during
 borrowings      of period    rate       the period   the period     the period
- - - -----------      ---------- ---------   ------------  -----------   ------------
June 25, 1994

Payable to
Springfield Bank
for Cooperatives  $11,500,000   5.50%   $46,000,000   $30,464,000       4.79%

June 26, 1993

Payable to
Springfield Bank
for Cooperatives  $12,000,000   4.32%   $56,000,000   $39,444,000       4.6%

June 26, 1992

Payable to
Springfield Bank
for Cooperatives  $28,000,000   4.85%   $77,000,000   $47,764,000       6.20%

                                54

                         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated:  8/10/94

                          PRO-FAC COOPERATIVE, INC.



                     By:  /s/ Roy A. Myers
                          -------------------------
                          Roy A. Myers
                          General Manager


                      POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints ROY A. MYERS AND WILLIAM D. RICE, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby satisfying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                      Date
- - - -----------                   -----                     -------
[S]                            [C]                        [C]

/s/ Robert V. Call, Jr.       President; Director       8/11/93
- - - --------------------------
    Robert V. Call, Jr.



/s/ Roy A. Myers              General Manager           8/10/94
- - - --------------------------    (Principal Executive
    Roy A. Myers              Officer)



/s/ Albert P. Fazio           Vice President;           8/10/94
- - - --------------------------    Director
    Albert P. Fazio



/s/ Bruce R. Fox              Treasurer; Director       8/10/94
- - - --------------------------    (Principal Financial
    Bruce R. Fox              Officer)



/s/ Steven D. Koinzan         Secretary; Director       8/10/94
- - - --------------------------
    Steven D. Koinzan


/s/ William D. Rice           Assistant Treasurer       8/10/94
- - - --------------------------    (Principal Accounting
   William D. Rice            Officer)



/s/ Dale Burmeister           Director                  8/10/94
- - - --------------------------
    Dale Burmeister



/s/ Glen Lee Chase            Director                  8/10/94
- - - --------------------------
    Glen Lee Chase

Signature                    Title                      Date
- - - -------------                -----                      ----

/s/ Tommy R. Croner           Director                  8/10/94
- - - --------------------------
    Tommy R. Croner


/s/ Kenneth Mattingly         Director                  8/10/94
- - - --------------------------
    Kenneth Mattingly


/s/ Allan D. Mitchell         Director                  8/10/94
- - - --------------------------
    Allan D. Mitchell



/s/ Allan W. Overhiser        Director                  8/10/94
- - - --------------------------
    Allan W. Overhiser



/s/ Paul E. Roe               Director                  8/10/94
- - - --------------------------
    Paul E. Roe



/s/ Edward L. Whitaker        Director                  8/10/94
- - - --------------------------
    Edward L. Whitaker


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No proxy statement, form of proxy or other proxy soliciting material has been or will be sent to security holders with respect to the 1994 annual meeting. Pro-Fac's 1994 annual report to security holders has not yet been sent to its security holders. Copies of such report will be sent to the Commission when it is sent to the security holders.

                           EXHIBIT INDEX

Number      Description
- - - ------      -----------

 3(A) Certificate of Incorporation of the registrant, as amended, incorporated by reference to the Annual Report on Form 10-K of the registrant for the fiscal year ended June 27, 1986, wherein such exhibit is designated as Exhibit 3(A).

 3(B)       Certificate of Amendment to Certificate of
            Incorporation, incorporated by reference to the Quarterly Report on Form 10-Q of the registrant for the quarter ended December 25, 1987, wherein such exhibit is designated Exhibit 6(a).

 3(C) Certificate of Amendment to the Certificate of Incorporation of registrant, incorporated by reference to the Registration Statement of the registrant on Form S-2, Registration No. 33-26797, filed February 2, 1989, wherein such exhibit is designated as Exhibit 4(B).

 3(D) Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the Annual
            Report on Form 10-K of the registrant for the fiscal year ended June 26, 1993, wherein such exhibit is designated Exhibit 3(D).

 3(E) By-laws of the registrant, as amended to date for the fiscal year ended June 26, 1992, incorporated by reference wherein such exhibit is designated as Exhibit 3(E).

10(A) Integrated Agreement between the registrant and Curtice Burns, dated as of June 27, 1992 for the fiscal year ended June 26, 1992, incorporated by reference wherein such exhibit is designated as Exhibit 10(A).

10(B)  (i)  Master Agreement between the registrant and the
            Springfield Bank for Cooperatives, dated October 8, 1981, incorporated by reference to the Registration Statement of the registrant on Form S-1, Registration No. 2-75576, filed January 4, 1982, wherein such exhibit is designated Exhibit 10(G)(i).

      (ii) Modification of Master Agreement between the Registrant and Springfield Bank for Cooperatives, dated November 22, 1989, incorporated by reference to the Annual Report on Form 10-K of the Registrant for the fiscal year ended June 29, 1990, wherein such exhibit is designated Exhibit 10(E)(ii).

     (iii) Modification of Master Agreement between the Registrant and Springfield Bank for Cooperatives, dated March 15, 1990, incorporated by reference to the Registration Statement of the registrant on Form S-2, Registration No. 33-46619, filed March 30, 1992, wherein such exhibit is designated Exhibit 10(D)(iii).

      (iv) Term Loan Agreement Nos. T-5715-G and T-5716-G between the Registrant and Springfield Bank for Cooperatives dated December 20, 1991, incorporated by reference to the Registration Statement of the registrant on Form S-2, Registration No. 33-46619, filed March 30, 1992, wherein such exhibit is designated Exhibit 10(D)(iv).

       (v) Term Loan Agreement Nos. T-5718-G and T-5719-G between the registrant and Springfield Bank for Cooperatives dated December 20, 1991, incorporated by reference to the Registration Statement of the registrant on Form S-2, Registration No. 33-46619, filed March 30, 1992, wherein such exhibit is designated Exhibit 10(D)(v).

Number      Description
- - - -----       -----------

      (vi) Term Loan Agreement Nos. T-5720F and T-5721F between the Registrant and Springfield Bank for Cooperatives, dated December 20, 1991, incorporated by reference to the Registration Statement of the registrant on Form S-2, Registration No. 33-46619, filed March 30, 1992, wherein such exhibit is designated Exhibit 10(D)(vi).

     (vii) Seasonal Loan Agreement Nos. S-5933 and S-5934 between the Registrant and Springfield Bank for Cooperatives, dated November 25, 1991, incorporated by reference to the Registration Statement of the registrant on Form S-2, Registration No. 33-46619, filed March 30, 1992, wherein such exhibit is designated Exhibit 10(D)(vii).

    (viii) Agreement of Guaranty executed by Curtice Burns, dated July 2 1990, incorporated by reference to the Registration Statement of the registrant on Form S-2, Registration No. 33-46619, filed March 30, 1992, wherein such exhibit is designated Exhibit 10(D)(viii).

      (ix) Modification of Guaranty executed by Curtice Burns, dated February 20, 1991, incorporated by reference to the Registration Statement of the registrant on Form S-2, Registration No. 33-46619, filed March 30, 1992, wherein such exhibit is designated Exhibit 10(D)(ix).

       (x) Modification of agreements with Springfield Bank for Cooperatives

10(C) Pro-Fac Guaranty of Curtice Burns Indebtedness, as Amended, incorporated by reference to the Annual Report on Form 10-K of the registrant for the fiscal year ended June 26, 1993, wherein such exhibit is designated
            Exhibit 10(C).

10(D) Waiver of Events of Default Under Financing Agreements and Amendments to Financing Agreements dated September 21, 1993, incorporated by reference to the Annual Report on Form 10-K of the registrant for the fiscal year ended June 26, 1993, wherein such exhibit is designated as Exhibit 10(D).

21          Subsidiaries of the Registrant

27          Financial Data Schedule

Reports on Form 8-K

No Reports on Form 8-K were filed by Pro-Fac during the last quarter of the fiscal year covered by this report.