Form 10-Q
period 1994-09-24
PRO FAC COOPERATIVE INC
filed 1994-11-08
CIK 202932

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 Form 10-Q

       Quarterly Report under Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

   (Mark One)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 24, 1994

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

                       YES  X               NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 15, 1993.

                         Common Stock - 2,036,655

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

                                                                       Quarter Ended
(Dollars in Thousands)                                              9/24/94      9/25/93
Revenues:
Proceeds from sale of crops to Curtice Burns Foods, Inc.
  Estimated commercial market value
    delivered during the period                                     $37,657      $42,327
  Additional proceeds under the Integrated Agreement                  2,368        2,773
  Interest income                                                     4,247        4,124
  Patronage dividend from Springfield Bank for Cooperatives             275          350
       Total revenues                                                44,547       49,574

Costs and expenses:
  Estimated commercial market value paid to or accrued
    for the accounts of members during the period                    37,657       42,327
  Interest expense                                                    2,939        3,168
  Administrative expenses                                               222          203
       Total costs and expenses                                      40,818       45,698

Excess of revenues before taxes, dividends and
  allocation of net proceeds                                          3,729        3,876
Provision for taxes on income                                           (25)        (409)

Net income (proceeds before dividends)                                3,704        3,467
Dividends on common and preferred stock                              (4,914)      (4,390)

Net proceeds                                                         (1,210)        (923)
Allocation from earned surplus                                        1,210          923

Net proceeds available to members                                   $    --      $    --

The accompanying notes are an integral part of these financial statements.
/TABLE

Balance Sheet
(Dollars in Thousands)                                     September 24, June 25, September 25,
                                                               1994        1994       1993
Current assets:
  Cash                                                       $    113    $     10   $     16
  Accounts receivable                                             140          68         25
  Receivable from Curtice Burns Foods, Inc.                    51,929      11,197     41,308
  Current portion of long-term loans receivable
    from Curtice Burns Foods, Inc.                             14,000      14,000     16,000
  Current portion of investment in direct
    financing leases                                           17,645      17,645     21,184
  Current portion of investment in
    Springfield Bank for Cooperatives                         1,308         1,324      1,371
  Income taxes refundable
  Prepaid expenses                                              3,437       2,464      1,154
      Total current assets                                     88,572      46,708     81,058
Long-term portion of investment in
  direct financing leases                                     113,083     123,677    150,924
Long-term loans receivable from Curtice
  Burns Foods, Inc.                                            88,952      78,040     80,848
Long-term portion of investment in
  Springfield Bank for Cooperatives                            19,968      19,632     17,183
Deferred tax benefit                                            2,623       2,623      2,010
Finance receivable related to intangibles                      24,486      24,909     26,125
Other assets                                                      450         462        257
      Total assets                                           $338,134    $296,051   $358,405

Liabilities and Shareholders' and
  Members Capitalization
Current liabilities:
  Notes payable                                              $ 50,000    $ 11,500   $ 42,000
  Accounts payable                                              2,288         617        712
  Accrued interest                                              2,802       2,536      3,049
  Federal and state income taxes payable                          697         668        342
  Current portion of long-term debt                            14,000      14,000     16,000
  Amounts due members                                          18,762      15,327     18,876
      Total current liabilities                                88,549      44,648     80,979
Long-term debt                                                126,925     127,134    168,000
Other non-current liabilities                                     521         504        431
      Total liabilities                                       215,995     172,286    249,410
Commitments

  Shareholders' and members' capitalization:
    Retained earnings allocated to members                     36,912      36,924     29,435
    Non-qualified allocation to members                         5,979       7,454      5,704
    Capital Stock -
      Preferred, par value $25, authorized -
         5,000,000 shares; issued and
            outstanding - 2,378,807, 2,378,807
               and 2,148,050, respectively                     65,590      64,418     59,470
      Common, par value $5, authorized -
         5,000,000 shares

                        September 24,  June 25,  September 25,
                            1994         1994         1993

Shares issued             2,036,655   2,056,878    2,695,885
Shares subscribed             9,270       9,270       18,038
      Total subscribed
         and issued       2,045,925   2,066,148    2,713,923
Less subscriptions
  receivable in
     installments            (9,270)     (9,270)     (18,038)
                          2,036,655   2,256,878    2,695,885   10,183      10,284   13,479
   Earned surplus                                               3,475       4,685      907
    Total shareholders'
      and members'
       capitalization                                         122,139     123,765  108,995
      Total liabilities and
         capitalization                                      $338,134    $296,051 $358,405

The accompanying notes are an integral part of these financial statements.
/TABLE

Statement of Cash Flows (Dollars in Thousands)                          Quarters Ended
                                                                      9/24/94   9/26/93
Cash flows from operating activities:
  Net income                                                          $  3,704  $  3,467
Change in assets and liabilities:
  Accounts receivable                                                      (72)       --
  Accounts payable and accrued expenses                                  1,937      (277)
  Amounts due to members                                                 3,435     4,351
  Federal and state taxes payable/refundable                                29       412
  Other assets and liabilities                                            (944)     (452)
  Net cash provided by operating
    activities                                                           8,089     7,501

Cash flows from investing activities:
  Due from Curtice Burns, net                                          (51,644)  (34,395)
  Return from direct investment in financing leases                     10,594     1,405
  Investment in Springfield Bank                                          (320)     (568)
  Cash received from the finance receivable
    related to intangibles                                                 423       420
  Net cash used in investing activities                                (40,947)  (33,138)

Cash flows from financing activities:
  Proceeds from short-term debt                                         38,500    30,000
  Payments on long-term debt                                              (209)       --
  Repurchase of common stock, net of issuances                            (101)       24
  Cash portion of non-qualified conversion                                (304)       --
  Cash paid in lieu of fractional shares                                   (11)       --
  Cash dividends paid                                                   (4,914)   (4,390)
  Net cash provided by financing activities                             32,961    25,634

Net change in cash                                                         103        (3)
Cash at beginning of period                                                 10        19
Cash at end of period                                                 $    113  $     16

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for:
    Interest                                                          $  2,677  $  3,146
    Income taxes, net                                                 $     54  $     (3)
Supplemental schedule of non-cash investing and financing activities:
  Conversion of retains to preferred stock                            $  1,172  $     --

The accompanying notes are an integral part of these financial statements.
/TABLE

                         PRO-FAC COOPERATIVE, INC.
                       NOTES TO FINANCIAL STATEMENTS

Note 1.  AGREEMENT WITH CURTICE BURNS FOODS, INC.

Pro-Fac has a contractual relationship with Curtice Burns under an Agreement ("the Agreement") consisting of five sections: Operations Financing, Marketing, Facilities Financing, Management and Settlement, which extends to 1997 and provides for two successive five-year renewals at the option of Curtice Burns.

The provisions of the Agreement include the financing of certain assets utilized in the business of Curtice Burns and provide a sharing of income and losses between Curtice Burns and Pro-Fac. Should Curtice Burns terminate the Agreement, Curtice Burns has the option of purchasing those assets financed by Pro-Fac at the book value at that time.

Revenues received from Curtice Burns under the Agreement for the quarters ended September 24, 1994 and September 25, 1993 include: commercial market value of crops delivered, $37,675,000 and $42,327,000, respectively; interest income, $4,247,000 and $4,124,000, respectively; and additional proceeds from profit sharing provisions, $2,368,000 and $2,773,000, respectively. In addition, Pro-Fac received financing amortization payments of $11,016,000 and $1,825,000 for the quarters ended September 24, 1994 and September 25, 1993, respectively. See discussion at Note relative to disputed profit sharing.

          Developments Related to Change of Control of Curtice Burns

On March 23, 1993, Curtice Burns announced that Agway, which through its wholly-owned subsidiary, AHI, owned approximately 99 percent of Curtice Burns' Class B shares and approximately 14 percent of the Class A shares as of June 25, 1994, was considering the potential sale of its interest in Curtice Burns. In August 1993, Curtice Burns Board of Directors authorized Curtice Burns management, with the advice of its investment bankers, to pursue strategic alternatives for Curtice Burns. These options included (i) negotiations with Pro-Fac relative to Pro-Fac gaining control of the business; (ii) the possible sale of the entire equity of Curtice Burns to a third party; and (iii) the implementation of additional restructuring actions that my include recapitalizing Curtice Burns to buy out Pro-Fac. Under the Integrated Agreement, title to substantially all of Curtice Burns fixed assets is held by Pro-Fac, and Pro-Fac provides the major portion of the financing of Curtice Burns operations. Under the Integrated Agreement, Curtice Burns has an option to purchase these assets from Pro-Fac at their book value. However, there presently exists a disagreement with Pro-Fac as to how such settlement amount would be calculated. Exercise of the buyout option would result in the termination of the Integrated Agreement with Pro-Fac. In such event, Curtice Burns would be required to repay all debt owed to Pro-Fac.

Curtice Burns actively explored these alternatives during fiscal 1994. On June 8, 1994, Curtice Burns Board of Directors voted to pursue a proposal submitted by Dean Foods Company ("Dean Foods") to acquire all the outstanding shares of common stock of Curtice Burns at a maximum cash price of $20.00 per share, subject to a number of contingencies, including an agreement with Pro-Fac covering the termination of the Integrated Agreement, an agreement with Hormel Foods Corporation for the purchase of Nalley's (excluding Nalley's Canada Ltd. and the Nalley' U.S. Chips and Snacks business) for $150.0 million, clearance of the transaction by appropriate government agencies and negotiation of definitive agreements.

On August 4, 1994, Pro-Fac submitted a proposal to the Board of Directors of Curtice Burns to acquire the shares for cash in the amount of $19.00 per share. Pro-Fac's proposal was subject to certain terms and conditions, including receipt of approval of the Board of Directors and shareholders of Curtice Burns, receipt of approval of a majority of Pro-Fac's members and receipt of sufficient financing to consummate the acquisition. In September Pro-Fac modified its proposal by removing several contingencies and indicating its interest in purchasing the share pursuant to a tender offer.

At its special meeting on September 27, 1994, the Board of Directors of Curtice Burns accepted Pro-Fac's proposal. Pro-Fac and Curtice Burns entered into the Merger Agreement on September 27, 1994. Pursuant to the Merger Agreement, Curtice Burns notified Dean Foods that it had accepted Pro-Fac's proposal and was terminating all negotiations with Dean Foods and other parties for the purchase of all or part of Curtice Burns. Management expects such merger to finalized in the second quarter of fiscal 1995.

During fiscal 1994 and the first quarter of fiscal 1995, Curtice Burns expensed $3.5 million and $1.8 million, respectively, of legal, accounting, investment banking and other expenses relative to the change of control issue. In recognizing these expenses, Curtice Burns allocated half of this amount to Pro-Fac as a deduction to the profit split. Pro-Fac has objected to this allocation. This dispute will terminate upon completion of the merger.

On October 4, 1994, Pro-Fac initiated a tender offer for all of Curtice-Burns outstanding stock at $19.00 per share. At the expiration of the tender offer on November 2, 1994, 6,229,442 shares of Class A and 2,046,997 shares of Class B common stock (or approximately 94 percent and 99 percent, respectively of the total number of outstanding shares of Class A and Class B common stock of Curtice-Burns) had been validly tendered and not withdrawn. All such tendered shares were accepted for payment by PF Acquisition Corp., a wholly-owned subsidiary of Pro-Fac. On November 3, 1994, PF Acquisition Corp. merged into Curtice-Burns, making Curtice-Burns a wholly-owned subsidiary of Pro-Fac.

Roy A. Myers, who has served as the general manager of Pro-Fac since 1987, has been named president and chief executive officer of Curtice-Burns, replacing J. William Petty, who has resigned. Pro-Fac and Curtice-Burns will continue to operate under two separate boards. The Pro-Fac Board of Directors will remain unchanged, and a new Curtice-Burns Board, consisting of seven directors, has been appointed.

Financing for the offer was obtained through approximately $234 million of seasonal and term senior bank financing from Springfield Bank for Cooperatives and from the issuance of $160 million in senior subordinated debt securities issued to qualified institutional buyers. The bonds will carry an annual interest rate of 12-1/4 percent. In addition, Pro-Fac contributed approximately $133 million in capital to complete the transaction.


Note 2.  RESTRUCTURING PROGRAM

                    The Conceptual Vision and Strategy

The restructuring program first initiated in fiscal 1993 was based on Curtice Burns new vision of a company smaller in sales but more profitable, as measured by return on sales and equity, and possessing the financial and management resources sufficient to drive growth in carefully selected product line markets in which Curtice Burns can prosper for the long term. Thus, the strategy was to focus on a more limited number of product lines which now have a strong, competitive position.

The Plan outlined in 1993 is to restructure the business to a more profitable base. At the same time, the remaining businesses were to be managed to optimize earnings growth by installing corporate-wide purchasing, and a corporate-wide focus of capital spending.

The third leg of the strategy was to accelerate Curtice Burns national sales and distribution programs by executing new product programs in store-brand retail dressings, salsa and chunky soups, and the "More Fruit/More Flavor" pie filling program.

                         Execution of the Program

The first step of the restructuring program was to divest businesses that were unprofitable or declining for Curtice Burns but would fit strategically with other business portfolios. During fiscal 1993, Curtice Burns divested Lucca Frozen Foods. A loss of approximately $2.7 million (before dividing with Pro-Fac and before taxes) was recognized on this transaction. At the end of fiscal 1993, Curtice Burns wrote down the assets and provided for the expenses to dispose of the Hiland potato chips and meat snacks businesses during fiscal 1994. On November 22, 1993, Curtice Burns sold certain assets of the Hiland Potato Chip business for $2 million at closing, plus approximately $1 million paid in installments over three months. On February 22, 1994, Curtice Burns sold the meat snacks business located in Denver, Colorado and Albany, Oregon to Oberto Sausage Company of Kent, Washington. Under the agreement, Oberto has purchased certain assets and assumed certain liabilities of the meat snacks operation, excluding plant, equipment, and trademarks. Curtice Burns will lease its Albany Oregon manufacturing facility and equipment and license its trademarks, trade names, etc. to Oberto until February 1995, at which time Oberto is contractually obligated to purchase these assets. The sale of the Hiland and meat snacks businesses did not result in any significant gain or loss in fiscal 1994 after giving effect to the restructuring charges recorded in fiscal 1993; however, charges of $3.1 million (before dividing with Pro-"Fac and before taxes) were incurred in fiscal 1994 to adjust previous estimates. In the fiscal year ended June 26, 1993, Curtice Burns incurred losses of $13.2 million from the meat snacks and Hiland potato chip businesses before dividing such losses with Pro-Fac and before taxes.

On November 19, 1993, Curtice Burns sold the oats portion of the National Oats business for $39 million. The oats business contributed approximately $1.4 million of earnings in fiscal 1993 before dividing with Pro-Fac and before taxes. The sale of the oats business resulted in an approximate $10.9 million gain (before dividing with Pro-Fac and before taxes). The popcorn portion of the National Oats Division was transferred to the Comstock Michigan Fruit Division.

During fiscal 1993 and 1994, Curtice Burns also made staff reductions in selected locations throughout Curtice Burns. A $1 million accrual relating to such costs was recorded as part of the fiscal 1993 restructuring charge.

Thus, a major part of the restructuring plan was successfully executed during fiscal 1994.

As reported above, Curtice Burns incurred restructuring charges in fiscal 1993 of $61.0 million (before dividing such charges with Pro-Fac and before taxes), which included the loss incurred on the sale of the Lucca frozen entree business, anticipated losses on the sale of the meat snacks and Hiland businesses, and other costs (primarily severance and unexpected losses prior to sale) in conjunction with the restructuring program. Virtually all of this charge was a revaluation of assets, rather than cash expense.

Having completed the first phase of the restructuring program in fiscal 1993, the second phase was approved by Curtice Burns Board of Directors in August 1994. In connection with the second phase, Curtice Burns is evaluating several alternatives regarding the Nalley's snack food business in the United States, including its possible sale to a third party. A charge of $8.4 million before split with Pro-Fac and before taxes, for this phase of the restructuring program was recorded during the first quarter of fiscal 1995.

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

Note 3.  DEBT

Short-Term Debt -

Short-term borrowings are made by the Cooperative under a seasonal line of credit with Springfield which currently provides for borrowings up to

$56,000,000.  Outstanding borrowings at September 24, 1994 amounted to
$50,000,000.

The Cooperative's short-term borrowings are loaned to Curtice Burns under the same conditions and at the same rates as the Cooperative obtained from its lenders. Provisions of the Agreement between the two companies do however, allow Pro-Fac, with sufficient notice to Curtice Burns, to accelerate the repayment of outstanding debt.

Long-Term Debt -

The Cooperative's long-term debt consists of the following:

                                        September 24,     September 25,
                                            1994              1994
Term loans due Springfield:
 Interest rate of 6.8% and 6.3% at
     9/24/94 and 9/25/93,
       respectively                     $140,805,000      $184,000,000
 Other debt                                  120,000                --
                                         140,925,000       184,000,000
   Less current portion                   14,000,000        16,000,000
                                        $126,925,000      $168,000,000

The term loans are collateralized by virtually all the assets of Curtice Burns and Pro-Fac. In addition, Curtice Burns guarantees all of the Cooperative's bank debt and the Cooperative guarantees Curtice Burns' short-term notes payable to commercial banks and certain other debt. The total lines of credit available to the companies for seasonal borrowings expire annually unless extended or renewed. Curtice Burns had short-term notes payable to commercial banks at September 24, 1994 and September 25, 1993 of $40,000,000 and $34,000,000, respectively.

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

                     Combined Pro Forma Condensed Statement of Operations
                                           Unaudited

(Millions)
                                                      Three Months Ended
                                            September 24, 1994               September 25, 1993
                                Curtice
                                 Burns   Pro-Fac  Eliminations     Combined      Combined
Sales and revenues              $176.8   $ 44.5      $(44.5)        $176.8        $210.1
Cost of sales                    126.8     37.7       (37.7)         126.8         153.1
Restructuring                      8.4       --          --            8.4            --
Change of control costs            1.8       --          --            1.8            --
Insurance gain                    (6.5)      --          --           (6.5)           --
Selling, administrative
  and general expenses            38.0      0.2        (0.2)          38.0          46.1
Interest expense                   5.1      2.9        (4.2)           3.8           3.9
Pro-Fac share of earnings          1.5       --        (1.5)            --            --
Total cost and expenses          175.1     40.8       (43.6)         172.3         203.1

Income before taxes                1.7      3.7        (0.9) (A)       4.5           7.0

Provision for taxes               (1.4)      --          --           (1.4)         (2.3)

Net income                      $  0.3   $  3.7      $ (0.9) (A)    $  3.1        $  4.7

(A) Amounts represent the balance of the first quarter fiscal 1995 share of earnings between
    Curtice Burns and Pro-Fac which is currently under dispute.  See discussion at Note 1.

    Transactions between Curtice Burns and Pro-Fac have been eliminated for purposes of this combined statement of operations.

                          Combined Pro Forma Condensed Balance Sheet
                                           Unaudited

(Millions)
                                                      Three Months Ended
                                             September 24, 1994              September 25, 1993
                                 Curtice
                                  Burns   Pro-Fac  Eliminations    Combined      Combined
Assets
  Current assets (A)(C)          $321.7   $ 88.5     $ (83.6)       $326.6        $324.0
  Property, plant and
    equipment, net (B)            160.3       --          --         160.3         191.3
  Investment in direct
    financing leases (C)             --    113.1      (113.1)           --            --
  Due from Curtice Burns (D)         --     89.0       (89.0)           --            --
  Goodwill and other intangibles   24.5     24.5          --          49.0          52.2
  Other assets                     17.9     23.0          --          40.9          28.1
    Total assets                 $524.4   $338.1     $(285.7)       $576.8        $595.6

Liabilities and Net Worth
  Current liabilities (A)(C)     $219.9   $ 88.5     $ (81.0)       $227.4        $221.9
  Lease obligations (C)           114.4       --      (113.1)          1.3           1.8
  Long-term debt--
    Due Pro-Fac (D)                89.0       --       (89.0)           --            --
    Due others                      0.9    126.9          --         127.8         173.9
  Other liabilities                20.3      0.6          --          20.9          13.4
    Total liabilities             444.5    216.0      (283.1)        377.4         411.0
  Shareholders' equity and
    members' capitalization (E)    79.9    122.1        (2.6) (F)    199.4         184.6

    Total Liabilities and
      Net Worth                  $524.4   $338.1     $(285.7)       $576.8        $595.6

Notes to combined balance sheet:

(A)   Current assets of Pro-Fac consist principally of amounts due from Curtice Burns with respect to the Agreement described in Note 1.  Such amounts are eliminated for purposes of this balance sheet.

(B)   Property, plant and equipment to which Pro-Fac holds title (with net book value of $130.7 million at September 24, 1994) is leased to Curtice Burns on a financing basis.  Such leased assets are reclassified as property, plant and equipment for purposes of this balance sheet.

(C)   The majority of Curtice Burns' lease obligations are payable to Pro-Fac and amount to
      $130.7 million at September 24, 1994, of which $17.6 million is payable currently.  The related Curtice Burns liability and  Pro-Fac receivable are eliminated for purposes of this balance sheet.

(D)   Long-term borrowings by Curtice Burns from Pro-Fac under the Agreement are eliminated for purposes of this balance sheet.

(E)   Shareholders' equity of Curtice Burns consists of Class A common stock, $6.6 million; Class
      B common stock, $2.0 million; additional paid-in capital, $14.3 million, and retained earnings, $57.0 million.

(F)   Amount represents the balance of the fiscal 1994 and first quarter fiscal 1995 share of earnings between Curtice Burns and Pro-Fac which is currently under dispute.  See discussion at Note 1.

                     Combined Pro Forma Condensed Statement of Cash Flows
                                           Unaudited

(Millions)
                                                     Three Months Ended
                                             September 24, 1994              September 25, 1993
                                 Curtice
                                  Burns   Pro-Fac  Eliminations    Combined      Combined
Net cash (used in)/provided by
  operating activities           $(68.4)  $  8.1     $ (1.8) (A)    $(62.1)       $(51.9)

Net cash (used in)/provided by
  investing activities             (4.4)   (40.9)      40.6  (A)      (4.7)         (5.0)

Net cash provided by/(used in)
  financing activities             77.2     32.9      (38.8)          71.3           58.0

Net change in cash                  4.4      0.1         --            4.5            1.1

Cash at beginning of period         2.9       --         --            2.9            6.5

Cash at end of period            $  7.3   $  0.1     $   --         $  7.4        $   7.6

Supplemental disclosure of
  cash flow information

Cash paid during the period for:

  Interest (net of amount
   capitalized)                  $  4.6   $  2.7     $ (4.2)        $  3.1        $   3.9
  Income taxes, net              $   .6   $   --     $   --         $  0.6        $   7.5

Supplemental Schedule of
  Non-Cash Investing and
  Financing Activities:

  Capital lease obligations
   incurred                      $  0.9   $   --     $ (0.9)        $   --        $    --

  Conversion of retains to
    preferred stock              $   --   $  1.2     $   --         $  1.2        $    --

(A)  Amounts include the balance of the first quarter fiscal 1995 share of earnings between
     Curtice Burns and Pro-Fac which is currently under dispute.  See discussion at Note 1.

Transactions between Curtice Burns and Pro-Fac have been eliminated for purposes of this combined statement of cash flows.

Note 4. OTHER MATTERS

Favorable Tax Ruling

In August of 1993, the Internal Revenue Service issued a determination letter which concluded that the Cooperative is exempt from federal income tax to the extent provided by Section 521 of the Internal Revenue Code, "Exemption of Farmers' Cooperatives from Tax." Unlike a non-exempt cooperative, a tax-exempt cooperative is entitled to deduct cash dividends it pays on its capital stock in computing its taxable income. This exempt status is retroactive to fiscal year 1986 and is anticipated to apply to future years as long as there is no significant change in the way in which the Cooperative operates. In conjunction with this ruling, the Cooperative has filed for tax refunds for fiscal years 1986 to 1990 in the amount of approximately $5.8 million and interest payments of approximately $3.4 million. In addition, it is anticipated that the Cooperative will file for tax refunds for fiscal years 1991 and 1992 in the amount of approximately $3.1 million and interest payments of approximately $.4 million. No such refund amounts have been reflected in the Cooperative's financial statements as of September 24, 1994. It is anticipated that the refund amounts will be recognized upon receipt.

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

               Curtice Burns Results of Operations - General

In addition to the results of operations there were two significant developments which began in fiscal 1993 and had lingering effects for the first quarter of fiscal 1995: the continuation of a major restructuring program; and significant progress made in the effort to sell the Company.

                           Results of Operations

For the first quarter of fiscal 1995, the Company's net earnings were $333,000, or $0.04 per share, compared to $1,184,000, or $0.14 per share, for the first quarter of fiscal 1994. Included in the first quarter results for fiscal 1995, however, are non-recurring charges of $3,696,000 (before Pro-Fac split and before taxes), the equivalent of $0.21 per share. In addition, net earnings for the first quarter of fiscal 1994 included a charge against earnings of $480,000, equivalent to $0.06 per share, to adjust deferred taxes to the higher rates legislated by Congress and as required under Financial Accounting Standard Board Regulation No. 109. Net earnings excluding these non-recurring charges increased to $2,142,000 from $1,664,000 or the equivalent of $0.25 per share, as compared with the equivalent of $0.20 per share in the same period of the prior year, an increase of 25 percent.

                           RESTRUCTURING PROGRAM

                    The Conceptual Vision and Strategy

The restructuring program first initiated in fiscal 1993 was based on Curtice-Burns' new vision of a company smaller in sales but more profitable, as measured by return on sales and equity, and possessing the financial and management resources sufficient to drive growth in carefully selected product line markets in which the Company can prosper for the long term.

Thus, the strategy was to focus on a more limited number of product lines which now have a strong, competitive position.

The Plan outlined in 1993 is to restructure the business to a more profitable base. At the same time, the remaining businesses were to be managed to optimize earnings growth by installing corporate-wide purchasing, and a corporate-wide focus of capital spending.

The third leg of the strategy was to accelerate the Company's national sales and distribution programs by executing new product programs in store-brand retail dressings, salsa and chunky soups, and the "More Fruit/More Flavor" pie filling program.

                         Execution of the Program

The first step of the restructuring program was to divest businesses that were unprofitable or declining for the Company but would fit strategically with other business portfolios. During fiscal 1993, the Company divested Lucca Frozen Foods. A loss of approximately $2.7 million (before dividing with Pro-Fac and before taxes) was recognized on this transaction. At the end of fiscal 1993, the Company wrote down the assets and provided for the expenses to dispose of the Hiland potato chips and meat snacks businesses during fiscal 1994. On November 22, 1993, Curtice-Burns sold certain assets of the Hiland Potato Chip business for $2 million at closing, plus approximately $1 million paid in installments over three months. On February 22, 1994, Curtice-Burns sold the meat snacks business located in Denver, Colorado and Albany, Oregon to Oberto Sausage Company of Kent, Washington. Under the agreement, Oberto has purchased certain assets and assumed certain liabilities of the meat snacks operation, excluding plant, equipment, and trademarks. Curtice-Burns will lease its Albany Oregon manufacturing facility and equipment and license its trademarks, trade names, etc. to Oberto until February 1995, at which time Oberto is contractually obligated to purchase these assets. The sale of the Hiland and meat snacks businesses did not result in any significant gain or loss in fiscal 1994 after giving effect to the restructuring charges recorded in fiscal 1993; however, charges of $3.1 million were incurred (before dividing with Pro-Fac and before taxes) in fiscal 1994 to adjust previous estimates. In the fiscal year ended June 26, 1993, Curtice-Burns incurred losses of $13.2 million from the meat snacks and Hiland potato chip businesses before dividing such losses with Pro-Fac and before taxes.

On November 19, 1993, the Company sold the oats portion of the National Oats business for $39 million. The oats business contributed approximately $1.4 million of earnings in fiscal 1993 before dividing with Pro-Fac and before taxes. The sale of the oats business resulted in an approximate $10.9 million gain. The popcorn portion of the National Oats Division was transferred to the Comstock Michigan Fruit Division.

During fiscal 1993 and 1994, the Company also made staff reductions in selected locations throughout the Company. A $1 million accrual relating to such costs was recorded as part of the fiscal 1993 restructuring charge.

Thus, a major part of the restructuring plan was successfully executed during fiscal 1994.

As reported above, Curtice-Burns incurred restructuring charges in fiscal 1993 of $61.0 million (before dividing such charges with Pro-Fac and before taxes), which included the loss incurred on the sale of the Lucca frozen entree business, anticipated losses on the sale of the meat snacks and Hiland businesses, and other costs (primarily severance and unexpected losses prior to sale) in conjunction with the restructuring program. Virtually all of this charge was a revaluation of assets, rather than cash expense.

Having completed the first phase of the restructuring program in fiscal 1993, the second phase was approved by the Company's Board of Directors in August 1994. In connection with the second phase, the Company is evaluating several alternatives regarding the Nalley's snack food business in the United States, including its possible sale to a third party. A charge of $8.4 million before split with Pro-Fac and before taxes, for this phase of the restructuring program was recorded during the first quarter of fiscal 1995.

With respect to the potential sale of the snack food business, the Company has signed a letter of intent with Country Crisp Foods of Salt Lake City, Utah. The letter of intent is subject to a number of conditions, including successful financing by the purchaser and the negotiation of a definitive purchase agreement. Country Crisp, a regional snack food company operating in the inter-mountain states of Colorado, Utah, Wyoming, Idaho, Nevada and New Mexico, will continue to market the Nalley's brand snacks under a licensing arrangement with the Company.

         Developments Related to Change of Control of the Company

On March 23, 1993, the Company announced that Agway, which through its wholly-owned subsidiary, AHI, owned approximately 99 percent of the Company's Class B shares and approximately 14 percent of the Class A shares as of June 25, 1994, was considering the potential sale of its interest in the Company. In August 1993, the Company's Board of Directors authorized the Company's management, with the advice of its investment bankers, to pursue strategic alternatives for the Company. These options included (i) negotiations with Pro-Fac relative to Pro-Fac gaining control of the business; (ii) the possible sale of the entire equity of the Company to a third party; and (iii) the implementation of additional restructuring actions that my include recapitalizing the Company to buy out Pro-Fac.
Under the Integrated Agreement, title to substantially all of the Company's fixed assets is held by Pro-Fac, and Pro-Fac provides the major portion of the financing of the Company's operations. Under the Integrated Agreement, the Company has an option to purchase these assets from Pro-Fac at their book value. However, there presently exists a disagreement with Pro-Fac as to how such settlement amount would be calculated. Exercise of the buyout option would result in the termination of the Integrated Agreement with Pro-Fac. In such event, the Company would be required to repay all debt owed to Pro-Fac.

The Company actively explored these alternatives during fiscal 1994. On June 8, 1994, the Company's Board of Directors voted to pursue a proposal submitted by Dean Foods Company ("Dean Foods") to acquire all the outstanding shares of common stock of the Company at a maximum cash price of $20.00 per share, subject to a number of contingencies, including an agreement with Pro-Fac covering the termination of the Integrated Agreement, an agreement with Hormel Foods Corporation for the purchase of Nalley's (excluding Nalley's Canada Ltd. and the Nalley' U.S. Chips and Snacks business) for $150.0 million, clearance of the transaction by appropriate government agencies and negotiation of definitive agreements.

On August 4, 1994, Pro-Fac submitted a proposal to the Board of Directors of the Company to acquire the shares for cash in the amount of $19.00 per share. Pro-Fac's proposal was subject to certain terms and conditions, including receipt of approval of the Board of Directors and shareholders of the Company, receipt of approval of a majority of Pro-Fac's members and receipt of sufficient financing to consummate the acquisition. In September Pro-Fac modified its proposal by removing several contingencies and indicating its interest in purchasing the share pursuant to a tender offer.

At its special meeting on September 27, 1994, the Board of Directors of the Company accepted Pro-Fac's proposal. Pro-Fac and the Company entered into the Merger Agreement on September 27, 1994. Pursuant to the Merger Agreement, the Company notified Dean Foods that it had accepted Pro-Fac's proposal and was terminating all negotiations with Dean Foods and other parties for the purchase of all or part of the Company.

During fiscal 1994 and the first quarter of fiscal 1995, the Company expensed $3.5 million and $1.8 million, respectively, of legal, accounting, investment banking and other expenses relative to the change of control issue. In recognizing these expenses, the Company allocated half of this amount to Pro-Fac as a deduction to the profit split. Pro-Fac has objected to this allocation.

On October 4, 1994, Pro-Fac initiated a tender offer for all of Curtice-Burns outstanding stock at $19.00 per share. At the expiration of the tender offer on November 2, 1994, 6,229,442 shares of Class A and 2,046,997 shares of Class B common stock (or approximately 94 percent and 99 percent, respectively of the total number of outstanding shares of Class A and Class B common stock of Curtice-Burns) had been validly tendered and not withdrawn. All such tendered shares were accepted for payment by PF Acquisition Corp., a wholly-owned subsidiary of Pro-Fac. On November 3, 1994, PF Acquisition Corp. merged into Curtice-Burns, making Curtice-Burns a wholly-owned subsidiary of Pro-Fac.

Roy A. Myers, who has served as the general manager of Pro-Fac since 1987, has been named president and chief executive officer of Curtice-Burns, replacing J. William Petty, who has resigned. Pro-Fac and Curtice-Burns will continue to operate under two separate boards. The Pro-Fac Board of Directors will remain unchanged, and a new Curtice-Burns Board, consisting of seven directors, has been appointed.

Financing for the offer was obtained through approximately $234 million of seasonal and term senior bank financing from Springfield Bank for Cooperatives and from the issuance of $160 million in senior subordinated debt securities issued to qualified institutional buyers. The bonds will carry an annual interest rate of 12-1/4 percent. In addition, Pro-Fac contributed approximately $133 million in capital to complete the transaction.

The following tables illustrate the Company's results of operations by business for the first quarter of fiscal 1994 compared to the first quarter of fiscal 1995.

Net Sales
(Dollars in Millions)
                                Quarter Ending        Quarter Ending
                              September 25, 1993    September 24, 1994
                               Net        % of       Net         % of
                              Sales       Total     Sales       Total
Comstock Michigan Fruit       $ 75.0       35.7%    $ 71.7       40.6%
Nalley's Fine Foods             52.7       25.1       54.0       30.5
Southern Frozen Foods           22.9       10.9       23.1       13.1
Snack Foods Group               15.5        7.4       15.4        8.7
Brooks Foods                     5.6        2.7        5.4        3.1
Finger Lakes Packaging          12.6        6.0       14.6        8.3
Intercompany eliminations1      (9.3)      (4.5)      (9.7)      (5.6)
 Subtotal ongoing operations   175.0       83.3      174.5       98.7
Businesses sold2                27.6       13.1         --         --
Businesses to be sold3           7.5        3.6        2.3        1.3
 Subtotal                       35.1       16.7        2.3        1.3
 Total                        $210.1      100.0%    $176.8      100.0%

1 Principally intercompany sales by Finger Lakes.

2 The Company has sold the oats portion of the National Oats business, the Hiland potato chips business and the meat snacks business. See
  "Restructuring Program."

3 On September 8, 1994, the Company signed a letter of intent to sell the Nalley's U.S. Chips and Snacks business. There can be no assurance that the transaction will be completed. However, if the transaction is not completed, the Company will continue to explore options with respect to this business.

/TABLE

Cost of Sales
(Dollars in Millions)
                                Quarter Ending        Quarter Ending
                              September 25, 1993    September 24, 1994
                              Cost of     % of      Cost of      % of
                               Sales      Total      Sales      Total
Comstock Michigan Fruit       $ 59.8       39.1%    $ 54.2       42.7%
Nalley's Fine Foods             34.4       22.5       34.9       27.5
Southern Frozen Foods           18.7       12.2       18.1       14.3
Snack Foods Group                9.8        6.4        9.9        7.8
Brooks Foods                     4.2        2.7        3.9        3.1
Finger Lakes Packaging          11.2        7.3       13.2       10.4
Intercompany eliminations1      (9.0)      (5.9)      (8.9)      (7.0)
 Subtotal ongoing operations   129.1       84.3      125.3       98.8
Businesses sold2                19.2       12.5         --         --
Businesses to be sold3           4.8        3.2        1.5        1.2
 Subtotal                       24.0       15.7        1.5        1.2
 Total                        $153.1      100.0%    $126.8      100.0%

1 Principally intercompany sales by Finger Lakes.

2 The Company has sold the oats portion of the National Oats business, the Hiland potato chips business and the meat snacks business. See
  "Restructuring Program."

3 On September 8, 1994, the Company signed a letter of intent to sell the Nalley's U.S. Chips and Snacks business. There can be no assurance that the transaction will be completed. However, if the transaction is not completed, the Company will continue to explore options with respect to this business.

Gross Profit
(Dollars in Millions)
                                Quarter Ending        Quarter Ending
                              September 25, 1993    September 24, 1994
                              Gross       % of      Gross        % of
                              Profit      Total     Profit      Total
Comstock Michigan Fruit       $15.2        26.6%    $17.5        35.0%
Nalley's Fine Foods            18.3        32.1      19.1        38.2
Southern Frozen Foods           4.2         7.4       5.0        10.0
Snack Foods Group               5.7        10.0       5.5        11.0
Brooks Foods                    1.4         2.5       1.5         3.0
Finger Lakes Packaging          1.4         2.5       1.4         2.8
Intercompany eliminations1     (0.3)       (0.5)     (0.8)       (1.6)
 Subtotal ongoing operations   45.9        80.6      49.2        98.4
Businesses sold2                8.4        14.7        --          --
Businesses to be sold3          2.7         4.7       0.8         1.6
 Subtotal                      11.1        19.4       0.8         1.6
 Total                        $57.0       100.0%    $50.0       100.0%

1 Principally intercompany sales by Finger Lakes.

2 The Company has sold the oats portion of the National Oats business, the Hiland potato chips business and the meat snacks business. See
  "Restructuring Program."

3 On September 8, 1994, the Company signed a letter of intent to sell the Nalley's U.S. Chips and Snacks business. There can be no assurance that the transaction will be completed. However, if the transaction is not completed, the Company will continue to explore options with respect to this business.

/TABLE

Operating Income1
(Dollars in Millions)
                                Quarter Ending        Quarter Ending
                              September 25, 1993    September 24, 1994
                              Operating   % of      Operating    % of
                               Income     Total      Income     Total
Comstock Michigan Fruit       $ 4.9        45.4%    $ 6.7        55.8%
Nalley's Fine Foods             4.7        43.5       4.6        38.3
Southern Frozen Foods           1.8        16.7       2.4        20.0
Snack Foods Group                .9         8.3        .8         6.7
Brooks Foods                     .2         1.9        .1         0.8
Finger Lakes Packaging          1.1        10.2       1.0         8.3
Intercompany Eliminations      (3.6)      (33.4)     (3.2)      (26.6)
 Subtotal ongoing operations   10.0        92.6      12.4       103.3
Businesses sold2                1.0         9.3        --          --
Businesses to be sold3         (0.2)       (1.9)     (0.4)       (3.3)
 Subtotal                       0.8         7.4      (0.4)       (3.3)
 Total                        $10.8       100.0%    $12.0       100.0%

1 Table excludes restructuring gain from division disposals of $8.4 million, change in control expense of $1.8 million, and an insurance gain on assets resulting from a fire claim in the first quarter of fiscal 1995. The table above also excludes the Pro-Fac split.

2 The Company has sold the oats portion of the National Oats business, the Hiland potato chips business and the Meat Snacks business. See
  "Restructuring Program."

3 On September 8, 1994, the Company singed a letter of intent to sell the Nalley's U.S. Chips and Snacks business. There can be no assurance that the transaction will be completed. However, if the transaction is not completed, the Company will continue to explore options with respect to this business.

    CHANGES FROM FIRST QUARTER FISCAL 1994 TO FIRST QUARTER FISCAL 1995

                                 Net Sales

The Company's net sales in the first quarter of fiscal 1995 of $176.8 million decreased $33.3 million or 15.8 percent from $210.1 million the first quarter of fiscal 1994. The net sales attributable to businesses sold or to be sold in connection with the Company's restructuring program discussed in Note 3 were $2.3 million in the first quarter of fiscal 1995 and $35.1 million in the first quarter of fiscal 1994. The Company's net sales from ongoing operations excluding businesses sold or to be sold were $174.5 million in the first quarter of fiscal 1995, a decrease of $0.5 million or 0.3 percent from $175.0 million in the first quarter of fiscal 1994.

                               Cost of Sales

The Company's cost of sales in the first quarter of fiscal 1995 of $126.8 million decreased $26.3 million or 17.2 percent from $153.1 million in the first quarter of fiscal 1994. Of this decrease, $22.5 million was attributable to businesses sold or to be sold and a $3.8 million reduction was attributable to the Company's ongoing operations. This decrease of $3.8 million was the result in variations in volume, selling prices and product mix.

                               Gross Profit

Gross profit of $50.0 million in the first quarter of fiscal 1995 decreased $7.0 million or 12.3 percent from $57.0 million in the first quarter of fiscal 1994. Of this net decrease, a $10.3 million reduction was attributable to businesses sold or to be sold and an increase of $3.3 million was attributable to increased gross profit at the Company's ongoing operations. This increase of $3.3 million was the result of variations in volume, selling prices, costs and product mix.

                           NON-RECURRING CHARGES

 Restructuring Expenses Including Net (Gain)/Loss From Division Disposals

Restructuring expenses, including net (gain)/loss from division disposals resulted in a charge in the first quarter of fiscal 1995 of $8.4 million to reflect the estimated impact of the potential sale of certain assets of the Nalley's U.S. Chips and Snack operation to Country Crisp Foods of Salt Lake City, Utah and other expenses relating to the disposal of this operation. Of this amount, approximately 40 percent reflects non-cash charges. Curtice-Burns announced on September 8, 19894 the signing of a letter of intent with Country Crisp, subject to a number of conditions, including successful financing by the purchaser and the negotiation of a definitive agreement. This sale is expected to be consummated in the second quarter of fiscal 1995.

                        Change in Control Expenses

Change in control expenses recorded in the first quarter of fiscal 1995, amounting to $1.8 million, reflect non-deductible expenses relating to the sale of Curtice-Burns covering legal, accounting, investment banking and other expenses relative to the change in control issue. In recognizing this expense, Curtice-Burns allocated half of this amount to Pro-Fac as a deduction to the profit split. See "Developments Related to Change in Control of the Company" above.

                 Gain on Assets Resulting From Fire Claim

The gain on assets resulting from fire claim recorded in the first quarter of fiscal 1995 amounted to $6.5 million representing the insurance proceeds for the replacement value in excess of the depreciated book value of the building and equipment destroyed by fire on July 7, 1994 at the Southern Frozen Foods Division.

            Other Selling, Administrative and General Expenses

Other selling, administrative and general expenses in the first quarter of fiscal 1995 of $38.0 million decreased $8.3 million or 17.9 percent from $46.3 million in the first quarter of fiscal 1994. This net decrease of $8.3 million includes primarily: a $1.2 million net decrease in trade promotions (comprised of a decrease attributable to businesses sold or to be sold of $2.7 million and an increase for ongoing operations of $1.5 million); a $4.3 net decrease in advertising and selling costs (comprised of a decrease attributable to businesses sold or to be sold of $5.1 million and a $0.8 million increase for the Company's ongoing operations); and a $2.8 million decrease in other administrative costs (comprised of a decrease attributable to businesses sold or to be sold of $1.7 million and a decrease of $1.1 million attributable to the Company's ongoing operations). Of the $1.5 million increase in trade promotions for the Company's ongoing operations: $0.4 million is attributable to an increase at Comstock Michigan Fruit; $0.9 million is attributable to increased spending at Nalley's Fine Foods; and $0.2 million is attributable to increased spending at Southern Frozen Foods. The $0.8 million increase in advertising and selling costs attributable to the Company's ongoing operations is comprised of no major variations in any individual division. The $1.1 million decrease in other administrative cost attributable to the Company's ongoing operations is primarily related to reduced spending at Comstock Michigan Fruit ($0.2 million), Nalley's Fine Foods ($0.3 million) and corporate headquarters ($0.5 million).

               Pretax Earnings Before Dividing With Pro-Fac

The Company's pretax earnings before dividing with Pro-Fac (and excluding non-recurring charges discussed above) of $12.0 million in the first quarter of fiscal 1995 increased $1.2 million or 11.1 percent from $10.8 million in the first quarter of fiscal 1994. Of this net increase, a decrease of $1.2 million is attributable to businesses sold or to be sold and an increase of $2.4 million is attributable to ongoing operations. Comstock Michigan Fruit experienced increased operating income during this period of $1.8 million; Southern Frozen Foods increased $0.6 million; and Nalley's Fine Foods, the Snack Foods Group, Brooks Foods, and Finger Lakes Packaging each decreased $0.1 million. Reduced administrative expenses at the Company's corporate headquarters increased operating profit by $0.3 million. Comstock Michigan Fruit's improved operating earnings resulted from increased profits relating to the cheese sauce, fruit fillings and toppings, canned and frozen vegetables and pudding product lines.

                             Interest Expense

Interest expense in the first quarter of fiscal 1995 of $5.1 million increased $0.2 million or 4.1 percent from $4.9 million in the first quarter of fiscal 1994. This net increase is attributable to an increase in debt (with Pro-Fac), which accounted for $0.8 million, offset by a decrease of $0.6 million due to lower interest rates,

                         Pro-Fac Share of Earnings

Pro-Fac's share of the Company's earnings in the first quarter of fiscal 1995 of $1.5 million decreased $1.3 million or 46.4 percent from $42.8 million in the first quarter of fiscal 1994. The non-recurring charges discussed above accounted for a decrease of $1.8 million which offset an increase of $0.5 million due to operational improvements. The Pro-Fac share of earnings in the first quarter of fiscal 1995 and fiscal 1994 was 45.8 percent and 47.0 percent, respectively, of the Company's pretax earnings before dividing with Pro-Fac.

                            Income Before Taxes

The Company's income before taxes in the first quarter of fiscal 1995 of $1.8 million decreased $1.3 million or 41.9 percent from $3.1 million in the first quarter of fiscal 1994. The nonrecurring charges discussed above accounted for a decrease of $1.8 million which offset an increase of $0.5 million due to operational improvements.

                            Provision for Taxes

The provision for taxes in the first quarter of fiscal 1995 of $1.4 million decreased $0.5 million or 26.3 percent from $1.9 million in the first quarter of fiscal 1994. The provision for taxes is adversely affected by the non-deductibility of change in control expenses incurred in the first quarter of fiscal 1995. The tax provision for the first quarter of fiscal 1994 includes a charge of $.5 million to adjust deferred taxes to the higher rates as legislated by the Congress and as required under Financial Accounting Standards Board No. 109.

                                Net Income

The Company's net income for the first quarter of fiscal 1995 of $0.3 million decreased $0.9 million or 75 percent from $1.2 million in the first quarter of fiscal 1994. Excluding non-recurring charges, the Company's net income for the first quarter of fiscal 1995 of $2.1 million increased $0.4 million or 23.5 percent from $1.7 million in the first quarter of fiscal 1994.

                 Pro-Fac's Results of Operations - General

The commercial market value ("CMV") of crops delivered during the first quarter of fiscal 1995 increased to $37.7 million from $42.3 million in the first quarter of fiscal 1994.

For the quarter ended September 24, 1994, the change in net proceeds compared to the prior year quarter is summarized below:
                                                            (Millions)

   Decreased proceeds from Curtice Burns                      $(0.4)
   Increased net interest income                                0.3
   Change in bank dividend                                     (0.1)
   Change in excess of revenues before taxes,
     dividends and allocation of net proceeds                  (0.2)
   Change in tax provision                                      0.4
   Increase in dividends                                       (0.5)
   Change in net proceeds                                     $(0.3)

Because most revenues and expenses of Pro-Fac result from, or are offset by, transactions with Curtice Burns, the pro forma combined results of operations of the two entities depend predominantly on the results of operations of Curtice Burns. The results of operations of Curtice Burns are discussed under "Curtice Burns Results of Operations" above.

                      Liquidity and Capital Resources

Substantially all cash not distributed by Pro-Fac to its members or security holders is either invested in assets leased to Curtice Burns or loaned to Curtice Burns to finance its operations. In order to gauge the working capital and other resources available to the companies, the combined pro forma condensed financial statements should be used. The relationship with Pro-Fac and the combined financial statements are shown in Notes 1 and 4 to the Consolidated Financial Statements. Such financial statements should not be used as a basis for determining shareholders' interest in Curtice Burns, but only as a measure of the total financial resources available to the companies.

Certain borrowing agreements require that the companies maintain specified levels with regard to working capital, current ratio, ratio of net worth to assets, ratio of long-term debt to net worth, tangible net worth, net income, coverage of interest, and fixed charges and the incurrence of additional debt. The companies are in compliance with, or have obtained waivers for, restrictions and requirements under the terms of the borrowing agreements. The revolving lines of credit under such agreements have been renewed through November of 1994. Such renewals provide for adjustments in interest rates and covenants and grant to both short-term and long-term lenders, or entitle such lenders to obtain, liens on substantially all assets of Curtice Burns and Pro-Fac as collateral for borrowings under such agreements.

In the first quarter of fiscal 1995, the net cash used by combined operating activities of the Company and Pro-Fac of $62.1 million reflects net income of $0.3 million for the Company and $3.7 million for Pro-Fac. Amortization of assets amounted to $5.5 million. Non-recurring charges, discussed above,amounted to $3.7 million. Inventories increased $67.2 million, and accounts receivable increased $7.1 million. Changes in other assets and liabilities amounted to $0.1 million.

Cash flows from investing activities include the acquisition and disposition of property, plant and equipment and other assets held for or used in the production of goods. Net cash used in investing activities of $4.7 million in the period was comprised of $1.0 million received for the disposition of fixed assets, offset by $5.4 million paid for fixed assets, and a $0.3 million increase in the investment in the Springfield Bank.

Net cash provided by financing activities of $71.3 million in the period is primarily comprised of proceeds of short-term debt of $78.5 million which offset payments on long-term debt of $0.5 million, the cash portion of non-qualified retain conversion of $0.3 million, and dividends paid of $6.3 million.

                        Short- and Long-Term Trends

The vegetable portion of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. The 1993 floods in the Midwest and the drought in the South increased finished goods pricing, even though the crops in the Company's growing areas were at normal levels. It is difficult to assess the 1994 crop yields and resulting impact on fiscal 1995 profitability until late fall of 1994 when national supplies of the vegetable commodities are known.

Seasonal lines of credit of $96.0 million were available to the Company and Pro-Fac at September 1994. The balance outstanding at September 24, 1994 was $90.0 million.

There are no current plans for the acquisition of businesses. Capital expenditures are expected to approximate $20.0 million in the next year.

Scheduled payments on long-term debt will approximate $15 million in the coming year. Net cash provided from operations should be sufficient to cover the scheduled payments on long-term debt and planned capital expenditures.

                   Supplemental Information on Inflation

The changes in costs and prices within Curtice Burns' business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

                   Favorable Tax Ruling and Developments

In August of 1993, the Internal Revenue Service issued a determination letter which concluded that the Cooperative is exempt from federal income tax to the extent provided by Section 521 of the Internal Revenue Code, "Exemption of Farmers' Cooperatives from Tax." Unlike a non-exempt cooperative, a tax-exempt cooperative is entitled to deduct cash dividends it pays on its capital stock in computing its taxable income. This exempt status is retroactive to fiscal year 1986 and is anticipated to apply to future years as long as there is no significant change in the way in which the Cooperative operates. In conjunction with this ruling, the Cooperative has filed for tax refunds for fiscal years 1986 to 1990 in the amount of approximately $5.8 million and interest payments of approximately $3.4 million. In addition, it is anticipated that the Cooperative will file for tax refunds for fiscal years 1991 and 1992 in the amount of approximately $3.1 million and interest payments of approximately $.4 million. No such refund amounts have been reflected in the Cooperative's financial statements as of September 24, 1994. It is anticipated that the refund amounts will be recognized upon receipt.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(b) No current report on Form 8-K was filed during the fiscal period to which this report relates.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PRO-FAC COOPERATIVE, INC.




Date:                     BY:
                                    ROY A. MYERS, GENERAL MANAGER




Date:                     BY:
                                 WILLIAM D. RICE, ASSISTANT TREASURER
                                    (Principal Accounting Officer)