Form 10-Q/A
period 1994-09-24
PRO FAC COOPERATIVE INC
filed 1995-01-04
CIK 202932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-Q/A
                                Amendment No. 1

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

  The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarterly period ended September 24, 1994 as set forth below and in the pages attached hereto:

         Item 6.           Exhibits and Reports on Form 8-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       PRO-FAC COOPERATIVE, INC.



Date:  January 3, 1995                        BY:      /s/ William D. Rice
                                                  ----------------------------
                                                          WILLIAM D. RICE
                                                        ASSISTANT TREASURER

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.                            Description

    27                                 Financial Data Schedule

(b) No current report on Form 8-K was filed during the fiscal period to which this report relates.