Form 10-Q
period 1994-12-24
PRO FAC COOPERATIVE INC
filed 1995-02-07
CIK 202932

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                          Form 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities
                    Exchange Act of 1934

   (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 24, 1994

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

                YES  X               NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 15, 1993.

                  Common Stock - 2,043,493

Part I.  FINANCIAL INFORMATION

INTRODUCTION

On November 3, 1994 Curtice-Burns Foods, Inc. ("Curtice-Burns") was acquired by Pro-Fac Cooperative, Inc. ("The Cooperative" or "Pro-Fac"), an agricultural cooperative formed under New York State law to process and market crops grown by its members.

Curtice-Burns is a producer and marketer of processed food products. In addition, Curtice-Burns manufactures cans which are both utilized by Curtice-Burns and sold to third parties. Curtice-Burns sells products in three principal categories: (i) "branded" products, which are sold under Curtice-Burns' trademarks, (ii) "private label" products, which are sold to grocers that in turn use their own brand names on the products and (iii) "food service" products, which are sold to food service institutions. In fiscal 1994, approximately one-half of Curtice-Burns' net sales were branded and the remainder were split between private label and food service. Curtice-Burns operates throughout the United States and in Western Canada through six operating divisions.

Pro-Fac and Curtice-Burns were established together in the early 1960's and before Pro-Fac's recent acquisition of Curtice-Burns, had a long-standing contractual relationship under the Integrated Agreement, and similar predecessor agreements. The Integrated Agreement, which has been superseded by the Pro-Fac Marketing Agreement, principally governed four arrangements between Pro-Fac and Curtice-Burns: facilities financing, operations financing, marketing and management. Pro-Fac continues to market its members' crops and provide other accommodations to Curtice-Burns, and Curtice-Burns continues to provide management services to Pro-Fac, pursuant to the Pro-Fac Marketing Agreement.

                       The Acquisition

The acquisition was accomplished through a tender offer for all outstanding shares of Curtice-Burns and a subsequent merger of PF Acquisition Corp. ("PFAC"), a wholly owned subsidiary of Pro-Fac, into Curtice-Burns. As a result of the acquisition, the holders of the Class A and Class B Common Stock of Curtice-Burns became entitled to $19.00 per share in cash, Curtice-Burns became a wholly owned subsidiary of Pro-Fac, and Curtice-Burns assumed all of the liabilities of PFAC, including liabilities for acquisition indebtedness.

The acquisition was accounted for using the step acquisition method of purchase accounting. As Pro-Fac historically shared in 50 percent of the earnings of Curtice-Burns, acquired assets were reflected 50 percent at their historic value (representing the interest that Pro-Fac retained) and 50 percent at fair value, representing the interest acquired. The excess of purchase cost over net assets acquired was recorded as goodwill. One effect of the increase in the recorded value of assets and goodwill was to increase the depreciation and amortization expense of Curtice-Burns upon consummation of the acquisition.

In connection with the acquisition, PFAC sold $160.0 million of 12.25 percent Senior Subordinated Notes due 2005 (the "Notes") and entered into a credit agreement (the "New Credit Agreement") with CoBank, ACB, formerly The Springfield Bank for Cooperatives (the "Bank"), which provided for a term loan, a term loan facility, a seasonal loan facility and a letter of credit facility. All obligations of PFAC under the Notes and the New Credit Agreement have become obligations of Curtice-Burns. Consequently, Curtice-Burns is more highly leveraged, and has greater interest expense, than prior to the acquisition.

Further information concerning the acquisition and how it was accounted for and financed is set forth in Amendment No. 1 to Curtice-Burns' Registration Statement on Form S-4 (Registration No. 33-56517), which was filed with the Securities and Exchange Commission on December 16, 1994.

Item I - FINANCIAL STATEMENTS

The interim financial statements contained herein are unaudited, but in the opinion of the management of the Cooperative include all adjustments (consisting only of normal recurring adjustments and the effects of the acquisition) necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year, nor are they comparable to prior periods due to the effects of the acquisition.


Pro-Fac Cooperative, Inc.
Consolidated Statement of Operations and Net Proceeds
(Dollars in Thousands)
                                         Three Months Ended    Six Months Ended
                                        12/24/94  12/25/93  12/24/94  12/25/93
Net sales                               $129,055  $ 13,426  $166,712  $ 55,753
Cost of sales                             93,141    13,426   130,798    55,753
Gross profit                              35,914        0     35,914        0
Share of Curtice-Burns earnings
     prior to acquisition                  2,769     9,700     5,137    12,473
Interest income from Curtice-Burns
     prior to acquisition                  1,857     4,192     6,102     8,316
Other selling, general and
       administrative (expenses)/income  (26,438)      144   (26,383)      291
Operative income                          14,102    14,036    20,770    21,080
Interest expense                          (7,155)   (3,106)  (10,094)   (6,274)
Excess of revenues before taxes, dividends and
     allocation of net proceeds            6,947    10,930    10,676    14,806
Tax benefit/(provision)                    4,931      (409)    4,906      (818)
Net income (net proceeds)               $ 11,878    $ 10,521$ 15,582  $ 13,988

Allocation of Net Proceeds:
     Net income                         $ 11,878  $ 10,521  $ 15,582  $ 13,988
     Dividends on common and preferred stock      --      --  (4,914)   (4,390)
     Net proceeds                         11,878    10,521    10,668     9,598
     Allocation to earned surplus         (9,398)   (1,590)   (8,188)     (667)
     Net proceeds available to members  $  2,480  $  8,931  $  2,480  $  8,931

Allocation of net proceeds available to members:
     Estimated to be paid currently     $    466  $  1,725  $    466  $  1,725
     Qualified retains                     1,864     6,901     1,864     6,901
     Non-qualified retains                   150       305       150       305
     Net proceeds available to members  $  2,480  $  8,931  $  2,480  $  8,931

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)

                                    ASSETS

                                                   12/24/94  6/25/94   12/25/93
Current assets:
 Cash                                             $  7,766  $     10  $     54
 Accounts receivable, trade                          66,203       --         --
 Accounts receivable, other                         13,112        68       374
 Receivable from Curtice-Burns Foods, Inc.              --    11,197    39,241
 Current portion of long-term loans receivable
   from Curtice-Burns Foods, Inc.                       --    14,000    14,000
 Current portion of investment in direct
   financing leases                                     --    17,645    21,184
 Current portion of investment in Bank                  --     1,324     1,356
 Inventories:
   Finished goods                                  160,962        --         --
   Materials and supplies                           54,464          --      --
   Total inventories                                215,426       --        --
 Current deferred taxes receivable                   12,618       --         --
 Prepaid expenses                                    5,464     2,464     1,604
   Total current assets                             320,589   46,708    77,813
Goodwill and other intangible assets, net           120,525       --         --
Property, plant and equipment, net                  222,991       --         --
Long-term portion of investment in
 direct financing leases                                --   123,677   126,325
Long-term loans receivable from Curtice
 Burns Foods, Inc.                                      --    78,040    76,262
Investment in Bank                                   21,619   19,632    17,543
Deferred tax benefit                                    --     2,623     2,117
Finance receivable related to intangibles               --    24,909    25,725
Other assets                                        24,024       462       253

     Total assets                                 $709,748  $296,051  $326,038

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet (continued)
(Dollars in Thousands)
                       LIABILITIES AND SHAREHOLDERS' AND
                            MEMBERS CAPITALIZATION


                                                   12/24/94  6/25/94   12/25/93
Current liabilities:
 Notes payable                                    $ 70,000  $ 11,500  $ 31,100
 Accounts payable                                   55,593       617     3,272
 Accrued employee compensation                       9,259        --        --
 Other accrued expenses                             37,786     2,536     2,994
 Accrued manufacturing expense                       2,417        --         --
 Current portion of obligations under capital leases     785          --         --
 Income taxes payable                                1,639       668       854
 Current portion of long-term debt                   8,182    14,000    14,000
 Amounts due members                                21,996    15,327    25,549
     Total current liabilities                     207,657    44,648    77,769
Deferred income taxes                               35,775        --
Obligations under capital leases                     1,296        --
Long-term debt                                     167,131   127,134   133,014
Senior subordinated notes                           160,000          --
Other non-current liabilities                        4,364       504       468
     Total liabilities                             576,223   172,286   211,251
Commitments and contingencies
 Shareholders' and members' capitalization:
   Retained earnings allocated to members           38,764    36,924    36,377
   Non-qualified allocation to members               6,128     7,454     5,959
   Capital Stock -
     Preferred, par value $25, authorized -
        5,000,000 shares; issued and
           outstanding - 2,378,807, 2,378,807
              and 2,148,050, respectively           65,590    64,418    59,470
     Common, par value $5, authorized -
        5,000,000 shares


                       12/24/94  6/25/94     12/25/93
Shares issued        2,043,493 2,056,878  2,096,860
Shares subscribed        2,432     9,270     17,063
     Total subscribed
        and issued   2,045,925 2,066,148  2,113,923
Less subscriptions
  receivable in
    installments        (2,432)   (9,270)   (17,063)
                     2,043,493 2,056,878  2,096,860  10,217   10,284    10,484
  Earned surplus                                    12,871     4,685     2,497
  Minimum pension liability                            (45)         --         --
   Total shareholders'
     and members'
      capitalization                               133,525   123,765    114,787
     Total liabilities and
        capitalization                            $709,748  $296,051   $326,038

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows (Dollars in Thousands)
                                                           Six Months Ended
                                                          12/24/9412/25/93
Cash flows from operating activities:
 Net income                                               $ 15,582$ 13,988
 Amount payable to members currently                          (466)  (1,725)
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Amortization of goodwill and other intangibles              285      --
   Depreciation of capital assets                            3,179      --
   Deferred tax                                             (5,651)    (107)
Change in assets and liabilities:
 Accounts receivable                                        10,133    (349)
 Inventories                                                10,794      --
 Accounts payable and accrued expenses                     (20,540)   2,228
 Amounts due to members                                      6,669  11,024
 Federal and state taxes payable/refundable                   (946)     924
 Other assets and liabilities                               12,893    (870)
 Net cash provided by operating
   activities                                               31,932  25,113
Cash flows from investing activities:
 Due from Curtice-Burns, net                               103,237 (25,742)
 Return from direct investment in financing leases         141,322    26,004
 Investment in Bank                                         21,448    (913)
 Cash received from the finance receivable
   related to intangibles                                      564     820
 Purchase of property, plant and equipment                  (4,773)      --
 Cash paid for acquisition                                (136,288)      --
 Net cash used in investing activities                     125,510     169
Cash flows from financing activities:
 Proceeds from issuance of short term debt                  45,835  19,100
 Payments on short-term debt                               (52,562)      --
 Payments on long-term debt                               (137,650) (36,986)
 Repurchase of common stock, net of issuances                  (67)  (2,971)
 Cash portion of non-qualified conversion                     (304)      --
 Cash paid in lieu of fractional shares                        (24)       --
 Cash dividends paid                                        (4,914)  (4,390)
 Net cash provided by financing activities                (149,686) (25,247)
Net change in cash                                           7,756      35
Cash at beginning of period                                     10      19
Cash at end of period                                     $  7,766$     54

 All amounts above exclude the effects of the acquisition as detailed in the Supplemental Disclosure of Cash Flow Information
Supplemental Disclosure of Cash Flow Information
 Cash paid during the year for:
   Interest                                               $  6,775$  6,274
   Income taxes, net                                      $  2,457$   (106)
 Cash paid for the acquisition of Curtice-Burns
   Accounts receivable                                      89,380$     --
   Inventories                                             226,220      --
   Investment in Bank                                       21,448      --
   Other assets                                             16,003      --
   Goodwill and other intangible assets                    120,985      --
   Fixed assets                                            221,397      --
   Accounts payable and accrued expenses                  (123,696)      --
   Short term debt                                         (72,562)      --
   Long term debt                                         (164,494)      --
   Subordinated notes                                     (160,000)      --
   Deferred tax liability                                  (31,431)      --
   Other liabilities                                        (7,007)      --
   Minimum pension liability                                    45      --
                                                          $136,288      --

Supplemental schedule of non-cash investing and financing activities:
 Conversion of retains to preferred stock                 $  1,172$     --

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                  PRO-FAC COOPERATIVE, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The following summarizes the significant accounting policies applied in the preparation of the accompanying financial statements.

                         Fiscal Year

The financial statements of Pro-Fac include the results of operations of Curtice-Burns from November 3, 1994, the acquisition date, through December 24, 1994, the fiscal quarter end (see Note 3). The fiscal year of Pro-Fac will correspond with that of Curtice-Burns and will end on June 24, 1995, the last Saturday in June.

                        Consolidation

The consolidated financial statements include Pro-Fac and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

                         Inventories

Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method. Inventory reserves are recorded to reflect the difference between FIFO cost and the market applicable to canned and frozen fruit and vegetable inventories.

           Investment in CoBank, ACB ("the Bank")

The Cooperative's investment in the Bank is required as a condition of borrowing, the amount of investment equal to a percentage of average borrowings over a five year period. These securities are not physically issued by the Bank, but the Cooperative is notified as to their monetary value. The investment is carried on the Cooperative's books at cost plus the Cooperative's share of the undistributed earnings of the Bank (that portion of patronage refunds not distributed currently in cash).

                   Manufacturing Overhead

Allocation of manufacturing overhead to finished goods produced is on the basis of a production year; thus at the end of each fiscal year, manufacturing costs incurred by seasonal plants subsequent to the previous pack are deferred and included in the accompanying balance sheet under the caption "Accrued/prepaid manufacturing expense."

Property, Plant and Equipment and Related Lease Arrangements

Property, plant and equipment are depreciated over the estimated useful lives of the assets using the straight-line method, half-year convention, over 3 to 40 years.

Lease arrangements are capitalized when such leases convey substantially all of the risks and benefits incidental to ownership. Capital leases are amortized over either the lease term or the life of the related assets, depending upon available purchase options and lease renewal features.

                        Income Taxes

Income taxes are provided on non-patronage income for financial reporting purposes. Deferred income taxes resulting from temporary differences between financial reporting and tax reporting as well as from the issuance of non-qualified retains are appropriately classified in the balance sheet.

                           Pension

Pro-Fac's subsidiaries have several pension plans and participate in various union pension plans which on a combined basis cover substantially all employees. Charges to income with respect to plans sponsored by Pro-Fac and its subsidiaries are based upon actuarially determined costs. Pension liabilities are funded by periodic payments to the various pension plan trusts.
               Goodwill and Other Intangibles

Goodwill and other intangible assets include the cost in excess of the fair value of net tangible assets acquired in purchase transactions and acquired non-competition agreements and trademarks. Goodwill and other intangible assets, stated at net of accumulated amortization, are amortized on a straight-line basis over periods ranging to 40 years. Pro-Fac periodically assesses whether there has been a permanent impairment in the value of goodwill. This is accomplished by determining whether the estimated undiscounted future cash flows from operating activities exceed the carrying value of goodwill as of the assessment date. Should aggregate future cash flows be less than the carrying value, a writedown would be required, measured by the difference between the undiscounted future cash flows and the carrying value of goodwill.

Goodwill resulting from the purchase of Curtice-Burns by Pro-Fac of approximately $96.7 million is being amortized on a straight line basis over 35 years. Approximately $62.7 million of the purchase price was allocated to fixed assets, in accordance with the step acquisition method of purchase accounting. See Note 3.

                 Environmental Expenditures

Environmental expenditures that pertain to current operations are expensed or capitalized consistent with Pro-Fac's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recorded when remedial activities are probable and the cost can be reasonably estimated.

                      Reclassification

Certain items for the three and six months ending December 25, 1993 have been reclassified to conform with the current year presentations.

               Earnings Per Share Data Omitted

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

Note 2.  AGREEMENTS WITH CURTICE-BURNS

On November 3, 1994 Curtice-Burns was acquired by Pro-Fac. Pro-Fac and Curtice-Burns were established together in the early 1960's and before Pro-Fac's recent acquisition of Curtice-Burns, had a long-standing contractual relationship under the Integrated Agreement, and similar predecessor agreements. The Integrated Agreement, which has been superseded by the Pro-Fac Marketing Agreement, consisted of four principal sections: Operations Financing, Marketing, Facilities Financing and Management.

The provisions of the Integrated Agreement included the financing of certain assets utilized in the business of Curtice-Burns and provided a sharing of income and losses between Curtice-Burns and Pro-Fac. Under the Pro-Fac Marketing Agreement, Pro-Fac and Curtice-Burns will continue the marketing and management arrangements of the Integrated Agreement, as well as the sharing of income and losses. The capital contribution of Pro-Fac to Curtice-Burns at acquisition included Pro-Fac's fixed and intangible assets that were utilized in Curtice-Burns' business and the cancellation of indebtedness and capital lease obligations. Payments by Curtice-Burns to Pro-Fac for interest, amortization and lease financing payments ceased as of November 3, 1994.

Amounts received by Pro-Fac from Curtice-Burns under both Agreements for the six months ended December 24, 1994 and December 25, 1993 include:
commercial market value of crops delivered, $54.2 million and $55.8 million, respectively; interest income, $6.1 million and $8.3 million, respectively; and additional proceeds from profit sharing provisions, $6.9 million and $12.5 million, respectively. During fiscal 1993 a dispute arose between Curtice-Burns and Pro-Fac regarding the sharing of certain losses incurred in Curtice-Burns' restructuring program. As part of the merger, such dispute was resolved.

Note 3.  DEVELOPMENTS RELATED TO CHANGE IN CONTROL OF CURTICE-BURNS

In 1993, Curtice-Burns' management and Board of Directors began exploring several strategic alternatives for Curtice-Burns, including a possible sale of all the equity of Curtice-Burns. Those activities ultimately resulted in Curtice-Burns entering into an Agreement and Plan of Merger with Pro-Fac and PFAC on September 27, 1994 (the "Merger Agreement"). Pursuant to the Merger Agreement, on October 4, 1994, Pro-Fac initiated a tender offer for all of Curtice-Burns' outstanding stock at $19.00 per share. At the expiration of the tender offer on November 2, 1994, 6,229,442 shares of Class A and 2,046,997 shares of Class B common stock (or approximately 94 percent and 99 percent, respectively, of the total number of outstanding shares of Class A and Class B common stock of Curtice-Burns) had been validly tendered and not withdrawn. All such tendered shares were accepted for payment by PFAC. On November 3, 1994, PFAC merged into Curtice-Burns, making Curtice-Burns a wholly-owned subsidiary of Pro-Fac.

During the first six months of fiscal 1995, Curtice-Burns expensed $2.2 million of legal, accounting, investment banking and other expenses relative to the change of control issue. In recognizing these expenses, Curtice-Burns allocated half of these amounts to Pro-Fac as a deduction to the profit split. Pro-Fac disputed these charges, but such dispute was resolved with the merger.

The acquisition was accounted for using the step acquisition method of purchase accounting. As Pro-Fac historically shared in 50 percent of the earnings of Curtice-Burns, acquired assets were reflected 50 percent at their historic value (representing the interest that Pro-Fac retained) and 50 percent at fair value, representing the interest acquired. The excess of purchase cost over net assets acquired was recorded as goodwill.

In connection with the acquisition, PFAC sold $160.0 million of 12.25 percent Senior Subordinated Notes due 2005 (the "Notes") and entered into a credit agreement (the "New Credit Agreement") with The Springfield Bank for Cooperatives, which provided for a term loan, a term loan facility, a seasonal loan facility and a letter of credit facility. All obligations of PFAC under the Notes and the New Credit Agreement have become obligations of Curtice-Burns.

Note 4.  RESTRUCTURING PROGRAM

In fiscal 1993, Curtice-Burns commenced a restructuring program and incurred restructuring charges of $61.0 million to reflect the completed and anticipated effects of the restructuring program. Among the elements of the restructuring program was divesting businesses that were unprofitable or declining for Curtice-Burns, but would fit with other business portfolios. Information regarding businesses sold in fiscal 1994 or fiscal 1995 is provided below.

National Oats. On November 19, 1993, Curtice-Burns sold the oats portion of the National Oats business for $39.0 million and transferred the popcorn business to CMF. The sale of the oats business resulted in an approximate $10.9 million gain in fiscal 1994.

Hiland Potato Chips. On November 22, 1993, Curtice-Burns sold certain assets of the Hiland potato chips business for approximately $3.0 million. There was no material gain or loss on this transaction after taking into account the fiscal 1993 restructuring charge.

Meat Snacks. On February 22, 1994, Curtice-Burns sold the meat snacks business. Curtice-Burns will lease certain manufacturing facilities and equipment and license its trademarks, trade names, etc. to the buyer until February 1995, at which time the buyer is contractually obligated to purchase these assets for $2.0 million. There was no material gain or loss on this transaction after taking into account a restructuring charge recorded fiscal 1993.

Nalley's U.S. Chips and Snacks. On December 19, 1994, Curtice-Burns sold the Nalley's U.S. Chips and Snacks business for approximately $2.0 million. In the first quarter of fiscal 1995, Curtice-Burns recognized a charge of approximately $8.4 million in connection with the elimination of this line of business. There was no material gain or loss on this transaction after taking into account a restructuring charge recorded in the first quarter of fiscal 1995.

The business divestitures resulted in the following charges to earnings in fiscal 1994 and fiscal 1995:

Fiscal 1994 Restructuring Gain. Included in fiscal 1994 results was a net gain of $7.8 million comprised of a gain on the sale of the oats business of $10.9 million, net of a charge of $3.1 million to adjust previous estimates regarding activities initiated in fiscal 1993.

Fiscal 1995 Restructuring Charge. Included in the first six months of fiscal 1995 results was a restructuring charge of $8.4 million to reflect the estimated impact of the sale of certain assets of the Nalley's U.S. Chips and Snacks operation and other expenses relating to the disposal of this operation. Of this amount, approximately 40 percent reflects non-cash charges.

Note 5.  DEBT
         Historical Funding and Capital Expenditures

The operations of Curtice-Burns historically have been funded with cash flows generated by operations, borrowings from Pro-Fac (which in turn borrowed a portion of these funds from the Bank) and borrowings under Curtice-Burns seasonal facility with a syndicate of commercial lenders led by The Chase Manhattan Bank, N.A. Pro-Fac and Curtice-Burns had available seasonal lines of credit of $100.0 million through September 1993, $86.0 million through September 1994 and $96.0 million thereafter. The maximum borrowing on those seasonal lines during fiscal 1994 was $81.0 million, while the average amount outstanding during such year totaled approximately $51.5 million. The balance outstanding at November 3, 1994 was $83.5 million. These borrowings were repaid simultaneously with the consummation of the acquisition of Curtice-Burns by Pro-Fac and replaced by the New Credit Agreement.

                    New Credit Agreement

The Bank has provided Curtice-Burns, subject to the terms and conditions set out in the New Credit Agreement, with loans of up to $200 million to finance the purchase of Shares pursuant to the Tender Offer and the merger, to refinance certain existing indebtedness of Pro-Fac and Curtice-Burns and to pay fees and expenses related to the purchase of Shares.

The Bank also has provided Curtice-Burns, subject to the terms and conditions set out in the New Credit Agreement, with seasonal financing of up to $86.0 million and a $10.0 million letter of credit facility. The Acquisition Facility, the Seasonal Facility and the Letter of Credit Facility are collectively referred to herein as the "Bank Facility".

Guarantees and Security. All obligations under the Bank Facility are guaranteed by Pro-Fac and the Subsidiary Guarantors. Curtice-Burns' obligations under the Bank Facility, and Pro-Fac's and the Subsidiary Guarantor's obligations under their respective guaranties, are secured by all of the assets of Curtice-Burns and each guarantor, respectively, including (i) all present and future accounts, contracts rights, chattel paper, instruments (excluding shares of capital stock), documents, inventory, general intangibles and equipment, (ii) all real property and
(iii) all products and proceeds of the foregoing.

Interest. The Bank Facility provides for interest rates on the Acquisition Facility, at Curtice-Burns' option, equal to (i) the relevant London interbank offered rate plus 2.60 percent, (ii) the relevant prime rate plus
0.50 percent or (iii) the relevant U.S. Treasury Rate plus 3.00 percent. The Seasonal Facility provides for interest rates on amounts outstanding thereunder, at Curtice-Burns' option, equal to (x) the relevant London interbank offered rate plus 1.75 percent, (y) the relevant prime rate minus
0.25 percent or (z) the relevant U.S. Treasury Rate plus 2.00 percent. The Bank has extended to a portion of the Acquisition Facility for a limited period of time certain fixed rates that were in effect with respect to indebtedness repaid to the Bank on November 3, 1994. The weighted average rate of interest applicable to that portion of the Acquisition Facility is estimated to equal approximately 8.3 percent per annum for the period from November 3, 1994 through May 1, 1995.

Maturity. Borrowings of $80.0 million under the Term Loan portion of the Acquisition Facility are payable in 20 equal semi-annual installments, beginning in May 1995. Borrowings of up to an additional $120.0 million under the Term Loan Facility portion of the Acquisition Facility are payable during the first five years of the facility in annual installments on September 1 of each year, in an amount equal to the "annual cash sweep" for the preceding fiscal year, as defined in the Acquisition Facility. Curtice-Burns will be permitted to pay and reborrow funds under the Term Loan Facility, subject to limitations on the amount reborrowed and the other terms of the Acquisition Facility. Beginning in the year 2000, the balance of the Term Loan Facility will be payable in ten equal semi-annual installments.

Borrowings under the Seasonal Facility are payable at the expiration of that portion of the facility, which is May, 1996 except that for 15 consecutive calendar days before the end of fiscal 1995, the borrowings under the Seasonal Facility must be zero. The Letter of Credit Facility provides for the issuance of letters of credit through October, 1995.

Certain Covenants. The Pro-Fac Bank Guarantee requires Pro-Fac, on a consolidated basis, to achieve an adjusted cash flow coverage ratio at the end of fiscal 1995 of at least 1.0 to 1.0 and at the end of each fiscal year thereafter of at least 1.1 to 1.0, to maintain a minimum working capital of at least $100.0 million for each fiscal year (beginning with the fiscal year ending June 30, 1995), and to maintain a minimum long-term debt to equity ratio (measured at each month-end) of 3.1 to 1.0 from the Closing Date through May, 1995, 2.8 to 1.0 from June 30, 1995 through May 1996 and declining over time to 1.8 to 1.0 at June 30, 2001 and thereafter. In addition, the Pro-Fac Bank Guarantee requires Pro-Fac, on a consolidated basis, to maintain a consolidated total net worth of not less than 15 percent of total assets for each month-end until July 2000, and 20 percent thereafter and at least 19 percent of total assets at the fiscal years ending June 1995 and 1996, increasing over time to at least 25 percent of total assets at the fiscal year ending June 2001 and each fiscal year thereafter. The Bank Facility and the Pro-Fac Bank Guarantee contain additional restrictions and obligations on Pro-Fac and Curtice-Burns, including (i) restrictions on the ability to declare or pay dividends or repurchase stock, (ii) limitations on the incurrence of debt or prepayment of debt, (iii) limitations on debt, investments, acquisitions, capital expenditures and asset sales and (iv) requiring maintenance of properties and insurance and the delivery of information, financial and otherwise. Management believes Curtice-Burns is in compliance with all restrictions and requirements under the terms of the borrowing agreement.

                          The Notes

The Notes represent general unsecured obligations of Curtice-Burns, subordinated in right of payment to certain other debt obligations of Curtice-Burns (including Curtice-Burns' obligations under the New Credit Agreement). The Notes are unconditionally guaranteed by the Guarantors on a senior subordinated basis, with each such guarantee subordinated to the

Guarantors' respective guarantees of the obligations of Curtice-Burns under the New Credit Agreement and all other Senior Indebtedness of the Guarantors.

The Notes are limited in aggregate principal amount to $160.0 million and will mature on February 1, 2005. Interest on the Notes accrues at the rate of 12.25 percent per annum and is payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 1995, to Holders of record on the immediately preceding January 15 and July 15, respectively. Except as provided above, interest on the Notes accrues from the most recent date to which interest has been paid or, if no interest has been paid, from the date of original issuance. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

Each of Pro-Fac and the Subsidiary Guarantors has unconditionally guaranteed the payment of Obligations of Curtice-Burns under the Notes. Rights of Holders pursuant to such guarantees are subordinate to the rights of the holders of the Senior Indebtedness of Pro-Fac and the Subsidiary Guarantors to payment in full in the same manner as the rights of Holders of the Notes are subordinate to those of the holders of the Senior Indebtedness of Curtice-Burns.

Additional information with respect to borrowing arrangements:

Because Pro-Fac's income had always been largely determined by the income of Curtice-Burns and because Pro-Fac guaranteed the debt of Curtice-Burns and Curtice-Burns guaranteed the debt of Pro-Fac (substantially all of which was advanced to Curtice-Burns), management and lenders use combined pro forma financial statements to assess the financial strength of the two companies. Specifically, the pro forma combined statement of operations, balance sheet and statement of cash flows portray the financial results, cash flows and equity of Curtice-Burns and Pro-Fac for activity prior to the acquisition date.

Such financial statements are neither necessary for a fair presentation of the financial position of Pro-Fac nor appropriate as primary statements for Pro-Fac shareholders and members because they combine earnings, assets and liabilities and cash flows which were legally attributable to either Curtice-Burns' former shareholders or to Pro-Fac shareholders and members, but not to both. Accordingly, the condensed pro forma financial statements presented herein are special purpose in nature and should be used only within the context described.

      Combined Pro Forma Condensed Statement of Operations
                            Unaudited
(Millions)
                           Three Months Ended   Six Months Ended
                         12/24/94     12/25/9312/24/94   12/25/93
Sales                     $216.0    $243.2     $392.8    $453.3
Cost of sales              149.3     169.3      276.1     322.4
Restructuring                 --      (8.1)       8.4      (8.1)
Change in control costs      0.4        --        2.2        --
Insurance gain                --        --       (6.5)       --
Selling, administrative
 and general expenses       48.9      56.9       87.0     103.0
Total costs and expenses   198.6     218.1      367.2     417.3
Operating income            17.4      25.1       25.6       36.0
Interest expense            (7.8)     (4.1)     (11.6)     (8.0)
Income before taxes          9.6      21.0       14.0      28.0
Tax benefit/(provision)      3.6      (3.8)       2.2      (6.1)
Net income                $ 13.2    $ 17.2     $ 16.2    $ 21.9

Transactions between Curtice-Burns and Pro-Fac have been eliminated for purposes of this combined statement of operations.
/TABLE

           Combined Pro Forma Condensed Balance Sheet
                            Unaudited

(Millions)

                                            12/24/94   12/25/93
Assets
 Current assets                              $320.6     $306.7
 Property, plant and equipment, net           223.0      169.5
 Goodwill and other intangibles               120.5       51.4
 Other assets                                  45.6       27.9
    Total assets                             $709.7     $555.5

Liabilities and Net Worth
 Current liabilities                         $207.7     $206.2
 Lease obligations                              1.3        1.8
 Long-term debt                               327.1      137.8

 Other liabilities                             40.0       14.0
    Total liabilities                         576.1      359.8
 Shareholders' equity and members' capitalization 133.6  195.7
    Total liabilities and net worth          $709.7     $555.5

Transactions between Curtice-Burns and Pro-Fac have been eliminated for purposes of this combined balance sheet.

      Combined Pro Forma Condensed Statement of Cash Flows
                            Unaudited

(Millions)
                                                 Six Months Ended
                                              12/24/94    12/25/93
Net cash (used in)/provided by operating activities$(70.1)$  4.8
Net cash (used in)/provided by investing activities  (6.3)  10.9
Net cash provided by/(used in) financing activities  81.3  (12.3)
Net change in cash                               4.9         3.4
Cash at beginning of period                      2.9         6.5
Cash at end of period                         $  7.6      $  9.9
Supplemental disclosure of cash flow information
Cash paid during the period for:
 Interest (net of amount capitalized)         $  7.6      $  8.0
 Income taxes, net                            $  4.6      $ 10.9
Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
    Conversion of retains to preferred stock  $  1.2      $   --

Transactions between Curtice-Burns and Pro-Fac have been eliminated for purposes of this combined statement of cash flows.
/TABLE

Note 6. OTHER MATTERS

                    Favorable Tax Ruling

In August of 1993, the Internal Revenue Service issued a determination letter which concluded that the Cooperative is exempt from federal income tax to the extent provided by Section 521 of the Internal Revenue Code, "Exemption of Farmers' Cooperatives from Tax." Unlike a non-exempt cooperative, a tax-exempt cooperative is entitled to deduct cash dividends it pays on its capital stock in computing its taxable income. This exempt status is retroactive to fiscal year 1986 and was anticipated to apply to future years as long as there was no significant change in the way in which the Cooperative operates. The acquisition of Curtice-Burns was a significant change in the way in which Pro-Fac operates; therefore, this exempt status ceased as of November 3, 1994. In conjunction with this ruling, the Cooperative has filed for tax refunds for fiscal years 1986 to 1990 in the amount of approximately $5.8 million and interest payments of approximately $3.6 million. In addition, the Cooperative has filed for tax refunds for fiscal years 1991 and 1992 in the amount of approximately $3.1 million and interest payments of approximately $.4 million. No such refund amounts have been reflected in the Cooperative's financial statements as of December 24, 1994. It is anticipated that the refund amounts will be recognized upon receipt.

The results of operations for fiscal 1993 produced a net operating loss carryforward which expires in fiscal 2008. No tax benefit was recognized at that time because with Pro-Fac's tax exempt status, there was no assurance of the utilization of this net operating loss carryforward in future years. With the cessation of the exempt status due to the acquisition of Curtice-Burns, Pro-Fac's cash dividends will no longer be tax deductible and therefore it is more probable than not that Pro-Fac will be able to utilize the net operating loss carryforward. A tax benefit relative to the net operating loss carryforward in the amount of $8.0 million was recorded in the second quarter of fiscal 1995.

                        Contingencies

In conjunction with the sale of the National Oats Division by Curtice-Burns, Pro-Fac terminated the membership of the Harvest States Cooperatives ("Harvest States") in Pro-Fac. Harvest States was the National Oats Division's only supplier of oats. As a result of this action, Harvest States filed a claim against Pro-Fac for, among other things, the receipt of payments for future oats purchases after the sale of National Oats division through fiscal year 1995.

The exact amount of any potential settlement related to this issue cannot be estimated at December 24, 1994, but management, upon input from counsel, does not believe that this is a material exposure to Curtice-Burns.

A grower has filed suit against Curtice-Burns for damages resulting from defective seed which was purchased from the Southern Frozen Foods division. The lawsuit alleges that the defective seed resulted in the loss of crops and acreage use for a growing season, and the grower is seeking approximately $1.0 million in damages. Management believes this claim is without merit and intends to vigorously defend its position. As the amount of damages is neither probable nor reasonably estimable, no accrual for loss has been included in the financial statements. In addition, management anticipates that all material costs of settlement, if incurred, will be covered under its insurance policies.

                         Commitments

Curtice-Burns' Southern Frozen Foods Division has guaranteed an approximate $1.4 million loan for the City of Montezuma to renovate a sewage treatment plant operated by Southern Frozen Foods on behalf of the City.

                         Fire Claim

In July 1994, a plant operated by Curtice-Burns' Southern Frozen Foods division, located in Montezuma, Georgia, was damaged by fire. All material costs associated with the facility repairs and business interruption are anticipated to be covered under Curtice-Burns' insurance policies. During the first quarter of fiscal 1995, a $6.5 million gain (before dividing with Pro-Fac and before taxes) was recorded representing the insurance proceeds for the replacement value in excess of the depreciated book value of the building and equipment destroyed in this fire.

Subsequent Events - Submission of Matters to a Vote of Security Holders.

The Pro-Fac annual meeting was held on January 28, 1995 in Rochester, New York. Director elections were not involved in the annual meeting, as these elections take place on different dates and locations in each Region. The director elections will be completed by March 1995.

The matters voted upon, the number of votes cast for and against were as follows:

1. To consider and vote upon a proposed amendment to Pro-Fac's restated certification of incorporation to authorize the creation of five additional classes of preferred stock.

2. To consider and vote upon several proposed amendments to Pro-Fac's bylaws.

     a. To remove from Pro-Fac's bylaws the requirement that the board of directors appoint a nominee of Agway Inc. and a nominee of Curtice-Burns Foods, Inc. to the board of directors, and to permit (rather than require) the board to appoint up to one-fifth of the total number of directors to represent primarily the interest of the general public in Curtice-Burns.

     b. To amend Pro-Fac's bylaws in order to clarify that written votes of members absent from an annual, special or regional meeting shall be counted and to clarify the number of votes required to authorize action at a regional meeting of members.

     c. To amend Pro-Fac's bylaws to permit the board of directors to authorize the issuance of stock certificates representing any or all of the capital stock in Pro-Fac.

The voting results for proposal one were 368 for and 24 against, or 93.9 percent of the votes cast in favor of the proposal, and the results for proposal two were 378 for and 14 against, or 96.4 percent of the votes cast in favor of the proposal.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Pro-Fac's Results of Operations

Changes From the Corresponding Prior Year Quarter

The commercial market value of crops delivered by members during the quarter ended December 24, 1994 decreased 3.7 percent to $12.9 million from $13.4 million in the comparable fiscal 1994 period.

For the quarter ended December 24, 1994, the change in net proceeds compared to the prior year is summarized below in millions of dollars:

     Curtice-Burns gross profit                     $ 35.9
     Decreased share of Curtice-Burns earnings        (6.9)
     Decreased interest income received from Curtice-Burns  (2.3)
     Increased selling, general and administrative expenses (26.7)
     Increased interest expense                       (4.0)
     Change in excess of revenues before taxes, dividends,
          and allocations of net proceeds             (4.0)
     Change in tax benefit/(provision)                 5.4
     Change in net proceeds                         $  1.4

The gross profit change represents Curtice-Burns gross profit after the acquisition. The changes in the Curtice-Burns profit split and interest income from Curtice-Burns also relates to the acquisition, since with the acquisition, these items ceased. The increased selling, general and administrative expenses were due to the inclusion of Curtice-Burns costs since the acquisition. The increased interest expense was primarily attributable to the increased borrowings related to the acquisition of Curtice-Burns by Pro-Fac. The change in the tax benefit/(provision) is the net result of the inclusion of Curtice-Burns' tax provision after the acquisition and a net increase in the tax benefit, primarily related to the recording of the tax benefit relating to Pro-Fac's net operating loss carryforward from fiscal 1993 (see Note 6 - "Other Matters" - "Favorable Tax Ruling".

Six Month Changes From the Corresponding Year

The commercial market value of crops delivered by members during the six months ended December 24, 1994 decreased 2.9 percent to $54.2 million from $55.8 million in the comparable fiscal 1994 period.

For the six months ended December 24, 1994, the change in net proceeds compared to the prior year is summarized below in millions of dollars:

     Curtice-Burns gross profit                     $ 35.9
     Decreased share of Curtice-Burns earnings        (7.3)
     Decreased interest income received from Curtice-Burns  (2.2)
     Increased selling, general and administrative expenses (26.7)
     Increased interest expense                       (3.8)
     Change in excess of revenues before taxes, dividends,
          and allocations of net proceeds             (4.1)
     Change in tax benefit/(provision)                 5.7
     Change in net proceeds                         $  1.6

The gross profit change represents Curtice-Burns gross profit after the acquisition. The changes in the Curtice-Burns profit split and interest income from Curtice-Burns also relates to the acquisition, since with the acquisition, these items ceased. The increased selling, general and administrative expenses were due to the inclusion of Curtice-Burns costs since the acquisition. The increased interest expense was primarily attributable to the increased borrowings related to the acquisition of Curtice-Burns by Pro-Fac. The change in the tax benefit/(provision) is the net result of the inclusion of Curtice-Burns' tax provision after the acquisition and a net increase in the tax benefit, primarily related to the recording of the tax benefit relating to Pro-Fac's net operating loss carryforward from fiscal 1993 (see Note 6 - "Other Matters" - "Favorable Tax Ruling".

Prior to the acquisition most of the proceeds of Pro-Fac have always been derived from the sale to Curtice-Burns of the crops of its members and hence depended primarily upon the volume and commercial market value of these crops (which accrued to Pro-Fac at the time of delivery). In addition, proceeds depended upon the profitability of the finished products made from Pro-Fac crops and raw materials from other sources which were then processed and sold by Curtice-Burns during the course of the fiscal year. Under the Agreements between the two companies previously and presently in effect, the total purchase price for crops and the financing charge were both based in part on the results of operations of Curtice-Burns.

Because of the profit split provisions within the Agreements between Curtice-Burns and Pro-Fac, business conditions and trends affecting Curtice-Burns' profitability also affected the profitability of Pro-Fac, even before the acquisition. For these reasons, management believes discussions relating to the financial condition and results of operations of Pro-Fac should be presented on a combined basis with Curtice-Burns as shown in Note 5.

In addition to the results of operations there were two significant developments which began in fiscal 1993 and had major effects for the first six months of fiscal 1995: the continuation of a major restructuring program; and the eventual sale of Curtice-Burns. (See Notes 3 and 4 of the Notes To Consolidated Financial Statements.)

               Combined Results of Operations

Net sales for the quarter and the six months ended December 24, 1994 for ongoing operations were up very slightly (less than 1 percent) from equivalent prior year amounts. Nalley's Fine Foods had a slight increase and the Comstock Michigan Fruit division a small decrease in sales while other divisions had very small variations from prior year. Gross profit for the quarter and six months ended December 24, 1994 were up 3.3 percent and
4.9 percent respectively for the ongoing businesses.

Pretax operating income was down to $17.4 million for the quarter compared with $25.1 million in the prior year. The decrease was primarily due to an $8.1 gain from the sale of the oats business included in the prior year amount. Excluding this prior year gain and current year change in control expenses and amortization of the excess of the purchase cost in the acquisition of Curtice-Burns by Pro-Fac, ongoing business operating income was up $0.5 million, or 2.9 percent from the prior year quarter. This was principally due to an increase in the earnings of Comstock Michigan Fruit division which included improvements in the earnings of puddings, pie filling and frozen vegetables.

Operating income from ongoing businesses was up 11.1 percent to $30.1 million for the six months ended December 24, 1994. Of the $3.0 million total increase, $3.9 was at the Comstock Michigan Fruit division. Increases in the earnings of puddings, pie fillings and frozen vegetables accounted for this increase. For the six month's comparison of total operating income, the prior year included an $8.1 million gain in operating earnings due to the sale of the oats business of the National Oats division and the current year includes an $8.4 million loss for the sale of the Nalley U.S. Chips and Snack business, $2.2 million of change in control expenses, a $6.5 million gain on assets due to the Southern Frozen Foods division fire claim and $.9 million of amortization arising from the excess of purchase cost of net assets acquired in the acquisition of Curtice-Burns by Pro-Fac.

The interest expense increases for the quarter and six months ended December 24, 1994 of $3.7 million and $3.6 million, respectively, compared to the comparable prior year periods were primarily generated by the acquisition of Curtice-Burns by Pro-Fac.

In the second quarter of fiscal 1995, Pro-Fac recorded an $8.0 million tax benefit relating to the fiscal 1993 net operating loss carryforward, less $1.7 tax provision due to the expected tax effect of losing the deduction for dividends paid to members. See Note 6 for further discussion. Excluding this net tax benefit of $6.3 million, and the non-taxable members allocation of patronage earnings, effective tax rates for the quarter and six months ended December 24, 1994 were 59.1 percent and 64.5 percent, respectively, increased significantly from the prior year effective tax rates of 33.0 percent and 40.2 percent, respectively, primarily due to the non-deductibility of the amortization of the excess of purchase cost of net assets acquired in the acquisition of Curtice-Burns by Pro-Fac.

Net income for the quarter and six months ended December 24, 1994 were $13.2 million and $16.3 million, respectively, or decreases in earnings compared to the prior year quarter and six months of $4.0 million and $5.6 million, respectively.

The following tables illustrate Curtice-Burns' results of operations by business for the three and six months of fiscal 1994 compared to the three and six months of fiscal 1995.

Net Sales
(Dollars in Millions)
                                Three Months Ended      Six Months Ended
                              12/24/94    12/25/93   12/24/94    12/25/93
                                  % of       % of        % of        % of
                              $   Total   $  Total   $   Total   $   Total
Comstock Michigan Fruit     104.3  48.3 105.2 43.3 176.0  44.8 180.2  39.7
Nalley's Fine Foods          55.3  25.6  53.2 21.9 109.3   27.8  105.9 23.4
Southern Frozen Foods        26.6  12.3  25.3 10.4  49.7  12.7  48.2  10.6
Snack Foods Group            15.3   7.1  15.3  6.3  30.7   7.8  30.8   6.8
Brooks Foods                 11.3   5.2  11.7  4.8  16.7   4.3  17.3   3.8
Finger Lakes Packaging       10.7   5.0  12.1  5.0  25.3   6.4  24.7   5.5
Intercompany eliminations1   (7.5) (3.5) (8.4) (3.5)(17.2) (4.4)(17.7) (3.9)
   Subtotal ongoing operations216.0100.0214.4 88.2 390.5  99.4 389.4  85.9
Businesses sold and to be sold2   --   -- 28.8 11.8  2.3    .6  63.9  14.1
   Total                    216.0  100.0243.2100.0 392.8 100.0 453.3 100.0

 1 Intercompany sales by Finger Lakes.

 2 Curtice-Burns has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business and the Nalley's U.S. Chips and Snacks business.
   See Note 4 - "Restructuring Program."
/TABLE

Cost of Sales
(Dollars in Millions)
                                Three Months Ended      Six Months Ended
                              12/24/94    12/25/93   12/24/94    12/25/93
                                  % of       % of        % of        % of
                              $   Total   $  Total   $   Total   $   Total
Comstock Michigan Fruit      74.9  50.2  76.1 44.9 129.1  46.8 135.9  42.1
Nalley's Fine Foods          34.9  23.4  33.9 20.0  69.8  25.3  68.3  21.2
Southern Frozen Foods        20.6  13.8  19.3 11.4  38.7  14.0  38.0  11.8
Snack Foods Group             9.7   6.5   9.6  5.7  19.6   7.1  19.4   6.0
Brooks Foods                  6.7   4.5   7.0  4.1  10.6   3.8  11.2   3.5
Finger Lakes Packaging        9.7   6.5  11.3  6.7  22.9   8.3  22.5   7.0
Intercompany eliminations and
   corporate overhead        (7.2) (4.9) (7.4) (4.3)(16.1) (5.8)(16.4) (5.1)
   Subtotal ongoing operations149.3100.0149.8 88.5 274.6  99.5 278.9  86.5
Businesses sold and to be sold1   --     --   19.5 11.5  1.5   .5 43.5 13.5
   Total                    149.3 100.0 169.3100.0 276.1 100.0 322.4 100.0

1 Curtice-Burns has sold the oats portion of the National Oats business, the Hiland potato chips business, and the meat snacks business and the Nalley's U.S. Chips and Snacks business.  See Note 4 - "Restructuring Program."

Gross Profit
(Dollars in Millions)

                                Three Months Ended      Six Months Ended
                              12/24/94    12/25/93   12/24/94    12/25/93
                                  % of       % of        % of        % of
                              $   Total   $  Total   $   Total   $   Total
Comstock Michigan Fruit      29.4  44.1  29.1 39.4  46.9  40.2  44.3  33.8
Nalley's Fine Foods          20.4  30.6  19.3 26.1  39.5  33.8  37.6  28.7
Southern Frozen Foods         6.0   9.0   6.0  8.1  11.0   9.4  10.2   7.8
Snack Foods Group             5.6   8.4   5.7  7.7  11.1   9.5  11.4   8.7
Brooks Foods                  4.6   6.9   4.7  6.4   6.1   5.2   6.1   4.7
Finger Lakes Packaging        1.0   1.5    .8  1.1   2.4   2.1   2.2   1.7
Intercompany eliminations and
   corporate overhead         (.3)  (.5) (1.0) (1.4) (1.1)  (.9) (1.3) (1.0)
   Subtotal ongoing operations 66.7100.0 64.6 87.4 115.9  99.3 110.5  84.4
Businesses sold and to be sold1   --   --  9.3 12.6   .8    .7  20.4  15.6
   Total                     66.7 100.0  73.9100.0 116.7 100.0 130.9 100.0

  1  Curtice-Burns has sold the oats portion of the National Oats business, the Hiland potato chips business and the meat snacks business and the Nalley's U.S. Chips and
     Snacks Business.  See Note 4 - "Restructuring Program."
/TABLE

Operating Income Before Dividing with Pro-Fac1
(Dollars in Millions)


                                Three Months Ended      Six Months Ended
                              12/24/94    12/25/93   12/24/94    12/25/93
                                  % of       % of        % of        % of
                              $   Total   $  Total   $   Total   $   Total

Comstock Michigan Fruit      11.4  64.8   9.3 55.3  18.1  60.9  14.2  51.4
Nalley's Fine Foods           4.2  23.8   4.5 26.8   8.8  29.6   9.2  33.3
Southern Frozen Foods         3.1  17.6   2.9 17.3   5.5  18.5   4.7  17.0
Snack Foods Group             1.1   6.3   1.1  6.5   1.9   6.4   2.0   7.3
Brooks Foods                  2.0  11.4   2.1 12.5   2.1   7.1   2.3   8.3
Finger Lakes Packaging         .6   3.4    .8  4.8   1.6   5.4   1.9   6.9
Intercompany eliminations and
 corporate overhead1         (4.8)(27.3) (3.6)(21.4) (7.9)(26.6) (7.2)(26.0)
Subtotal ongoing operations  17.6 100.0  17.1101.8  30.1 101.3  27.1  98.2
Businesses sold and to be sold2   --   --  (.3) (1.8)  (.4) (1.3)   .5  1.8
   Total                     17.6 100.0  16.8100.0  29.7 100.0  27.6 100.0

1 Table excludes restructuring (loss)/gain from division disposals, change in control expense, and an insurance gain on assets resulting from a fire claim in the first quarter of fiscal 1995.

2 Curtice-Burns has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U. S. Chips and Snack business.
  See Note 4 "Restructuring Program".

Depreciation and Amortization
(Dollars in Millions)

                                Three Months Ended      Six Months Ended
                              12/24/94    12/25/93   12/24/94    12/25/93
                                  % of       % of        % of        % of
                              $   Total   $  Total   $   Total   $   Total
Comstock Michigan Fruit       2.2  33.3   2.8 44.4   4.9  40.5   5.7  44.5
Nalley's Fine Foods            .8  12.1    .8 12.7   1.8  14.9   1.8  14.1
Southern Frozen Foods          .6   9.1    .6  9.5   1.2   9.9   1.1   8.6
Snack Foods Group              .5   7.6    .5  7.9   1.0   8.3   1.0   7.8
Brooks Foods                   .1   1.5    .2  3.2    .3   2.5    .4   3.1
Finger Lakes Packaging         .3   4.5    .3  4.8    .6   5.0    .6   4.7
Corporate1                    2.1  31.9    .2  3.2   1.8  14.9    .2   1.6
   Subtotal ongoing operations  6.6100.0  5.4 85.7  11.6  96.0  10.8  84.4
Businesses sold and to be sold2   .0   .0   .9 14.3   .5   4.0   2.0  15.6
   Total                      6.6 100.0   6.3100.0  12.1 100.0  12.8 100.0

 1  Includes amortization of excess of purchase cost over net assets acquired.

 2  Curtice-Burns has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U. S. Chips and Snack business.  See Note 4 - "Restructuring Program."
/TABLE

Total Assets
(Dollars in Millions)

                                  12/24/94               12/25/93
                                        % of                   % of
                              $         Total        $         Total
Comstock Michigan Fruit     264.0        37.2      234.3        46.3
Nalley's Fine Foods          95.2         13.4        91.3        18.0
Southern Frozen Foods        64.9          9.2        48.8         9.6
Snack Foods Group            24.3          3.4      26.3         5.2
Brooks Foods                 11.1          1.6      10.2         2.0
Finger Lakes Packaging       42.5          6.0        57.4      11.3
Corporate1                  207.1        29.2      (28.8)       (5.6)
    Subtotal ongoing operations709.1    100.0      439.5        86.8
Businesses sold to be sold2    --          --       67.0        13.2
   Total                    709.1       100.0      506.5       100.0

 1 Includes excess of purchase cost over net assets acquired.

 2 Curtice-Burns has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U. S. Chips and Snack business.  See Note 4 - "Restructuring Program."

       THREE MONTH CHANGES FROM THE CORRESPONDING PRIOR YEAR PERIOD

                          Net Sales

Net sales in the second quarter of fiscal 1995 of $216.0 million decreased $27.2 million or 11.2 percent from $243.2 million in the second quarter of fiscal 1994. No net sales were attributable to businesses sold in connection with the restructuring program discussed in Note 4 in the second quarter of fiscal 1995 whereas $28.8 million in the second quarter of fiscal 1994. The net sales from ongoing operations excluding businesses sold were $216.0 million in the second quarter of fiscal 1995, an increase of $1.6 million or 0.7 percent from $214.4 million in the second quarter of fiscal 1994.
                        Cost of Sales

Cost of sales in the second quarter of fiscal 1995 of $149.3 million decreased $20.0 million or 11.8 percent from $169.3 million in the second quarter of fiscal 1994. Of this decrease, $19.5 million was attributable to businesses sold and a $0.5 million reduction was attributable to Curtice-Burns' ongoing operations. This decrease of $0.5 million was the result of variations in volume, selling prices and product mix.

                        Gross Profit

Gross profit of $66.7 million in the second quarter of fiscal 1995 decreased $7.2 million or 9.7 percent from $73.9 million in the second quarter of fiscal 1994. Of this net decrease, a $9.3 million reduction was attributable to businesses sold and an increase of $2.1 million was attributable to increased gross profit at Curtice-Burns' ongoing operations. This increase of $2.1 million was the result of variations in volume, selling prices, costs and product mix.

         Restructuring Expenses, Including Net Gain
                   From Division Disposals

Restructuring expenses, including net gain from division disposals resulted in a gain in the second quarter of fiscal 1994 of $8.1 million, primarily from the sale of the oats business of National Oats referred to in Note 4.

                 Change in Control Expenses

Change in control expenses recorded in the second quarter of fiscal 1995, amounting to $0.4 million, reflect non-deductible expenses relating to the sale of Curtice-Burns covering legal, accounting, investment banking and other expenses relative to the change in control issue. In recognizing this expense, Curtice-Burns allocated half of this amount to Pro-Fac as a deduction to the profit split. See Note 3 - "Developments Related to Change in Control of Curtice-Burns".

     Other Selling, Administrative and General Expenses

Other selling, administrative and general expenses in the second quarter of fiscal 1995 of $48.9 million decreased $8.0 million or 14.1 percent from $56.9 million in the second quarter of fiscal 1994. This decrease of $8.0 million includes primarily:

(In Millions)                       Businesses
                                       Sold        On Going      Total
Change in trade promotions            $(2.8)        $(1.3)      $(4.1)
Change in advertising
 and selling costs                     (4.7)          1.7        (3.0)
All other                               (.2)          (.7)        (.9)

Change in selling, administrative
  and general expenses         $ (7.7)       $ (0.3)     $ (8.0)

The $0.7 million decrease in other administrative cost attributable to Curtice-Burns' ongoing operations was primarily related to reduced spending at Comstock Michigan Fruit, with minor variations throughout the other operations.

                      Interest Expense

Interest expense in the second quarter of fiscal 1995 of $7.8 million increased $3.7 million or 90.2 percent from $4.1 million in the second quarter of fiscal 1994. This increase was primarily attributable to the increased borrowing related to the acquisition of Curtice-Burns by Pro-Fac.

                     Income Before Taxes

Pro-Fac's income before distribution to members and taxes in the second quarter of fiscal 1995 of $9.6 million decreased $11.4 million or 54.3 percent from $21.0 million in the second quarter of fiscal 1994.

                     Provision for Taxes

The provision for taxes, excluding the previously mentioned tax benefit, in the second quarter of fiscal 1995 of $2.6 million decreased $0.7 million or
21.1 percent from $3.3 million in the second quarter of fiscal 1994. The effective tax rate (after deducting members' patronage allocation) for the quarter ended December 24, 1994 was 59.1 percent compared to 33.0 percent for the quarter ended December 25, 1993. The effective tax rate was negatively effected by the non-deductibility of the amortization of excess of purchase cost over net assets acquired.

                         Net Income

Net income for the second quarter of fiscal 1995 of $13.2 million decreased $4.0 million or 23.3 percent from $17.2 million in the second quarter of fiscal 1994.

 SIX MONTH CHANGES FROM THE CORRESPONDING PRIOR YEAR PERIOD

                          Net Sales

Net sales in the first six months of fiscal 1995 of $392.8 million decreased $60.5 million or 13.3 percent from $453.3 million in the first six months 1994. The net sales attributable to businesses sold or to be sold in connection with the restructuring program discussed in Note 3 were $2.3 million in the first six months of fiscal 1995 and $63.9 million in the first six months of fiscal 1994. The net sales from ongoing operations excluding businesses sold or to be sold were $390.5 million in the first six months of fiscal 1995, an increase of $1.1 million or 0.3 percent from $389.4 million in the first six months of fiscal 1994.

                        Cost of Sales

The cost of sales in the first six months of fiscal 1995 of $276.1 million decreased $46.3 million or 14.4 percent from $322.4 million in the first six months of fiscal 1994. Of this decrease, $42.0 million was attributable to businesses sold or to be sold and a $4.3 million reduction was attributable to Curtice-Burns' ongoing operations. This decrease of $4.3 million was the result in variations in volume, selling prices and product mix.

                        Gross Profit

Gross profit of $116.7 million in the first six months of fiscal 1995 decreased $14.2 million or 10.8 percent from $130.9 million in the first six months of fiscal 1994. Of this net decrease, a $19.6 million reduction was attributable to businesses sold or to be sold and an increase of $5.4 million was attributable to increased gross profit at Curtice-Burns' ongoing operations. This increase of $5.4 million was the result of variations in volume, selling prices, costs and product mix.

      Restructuring Expenses Including Net (Loss)/Gain
                   From Division Disposals

Restructuring expenses, including net (loss)/gain from division disposals resulted in a charge in the first six months of fiscal 1995 of $8.4 million to reflect the impact of the sale of certain assets of the Nalley's U.S. Chips and Snack other expenses relating to the disposal of this operation.

Of this amount, approximately 40 percent reflects non-cash charges.
Included in the first six months of fiscal 1994 was an $8.1 million net gain from restructuring including division disposals.

                 Change in Control Expenses

Change in control expenses recorded in the first six months of fiscal 1995, amounting to $2.2 million, reflect non-deductible expenses relating to the sale of Curtice-Burns covering legal, accounting, investment banking and other expenses relative to the change in control issue. In recognizing this expense, Curtice-Burns allocated half of this amount to Pro-Fac as a deduction to the profit split. See Note 3 - "Developments Related to Change in Control of Curtice-Burns".

          Gain on Assets Resulting From Fire Claim

The gain on assets resulting from fire claim recorded in the first six months of fiscal 1995 amounted to $6.5 million representing the insurance proceeds for the replacement value in excess of the depreciated book value of the building and equipment destroyed by fire on July 7, 1994 at the Southern Frozen Foods Division.

     Other Selling, Administrative and General Expenses

Other selling, administrative and general expenses in the first six months of fiscal 1995 of $87.0 million decreased $16.0 million or 15.5 percent from $103.0 million in the first six months of fiscal 1994. This net decrease of $16.0 million includes primarily:

(In Millions)
                                     Businesses
                            Sold or to be SoldOn Going   Total
Change in trade promotions      $ (5.5)       $ 0.2     $ (5.3)
Change in advertising
 and selling costs                (9.8)         2.5       (7.3)
All other                         (2.3)        (1.1)      (3.4)
Change in selling, administrative
 and general expenses           $(17.6)       $ 1.6     $(16.0)

The $2.5 million increase in advertising and selling costs at Curtice-Burns' ongoing operations resulted from increased costs at Nalley's of $1.6 million primarily in the canned and dressing product lines and an increase at Comstock Michigan Fruit of $0.8 million primarily in the filling and topping product lines. Minor variations occurred in other operations.

The $1.1 million decrease in other administrative cost attributable to Curtice-Burns' ongoing operations was primarily related to reduced spending at Comstock Michigan Fruit and corporate headquarters and slight variations at other operations.
                      Interest Expense

Interest expense in the first six months of fiscal 1995 of $11.6 million increased $3.6 million or 45.0 percent from $8.0 million in the first six months of fiscal 1994. This increase was primarily attributable to the increased borrowing related to the acquisition of Curtice-Burns by Pro-Fac.

                     Income Before Taxes

Income before allocation of net proceeds and taxes in the first six months of fiscal 1995 of $14.0 million decreased $14.0 million or 50.0 percent from $28.0 million in the first six months of fiscal 1994.

                     Provision for Taxes

The provision for taxes excluding the previously mentioned tax benefit in the first six months of fiscal 1995 of $4.0 million decreased $1.3 million or 24.5 percent from $5.3 million in the first six months of fiscal 1994. The effective tax rate on taxable income in the six months ended December 24, 1994 was 64.5 percent compared to 40.2 percent in the six months ended December 25, 1993. The non-deductibility of the amortization of excess purchase cost over net assets acquired was responsible for the significantly increased rate.
                         Net Income

Net income for the first six months of fiscal 1995 of $16.2 million decreased $5.7 million or 26.0 percent from $21.9 million in the first six months of fiscal 1994.

               LIQUIDITY AND CAPITAL RESOURCES

         Historical Funding and Capital Expenditures

The operations of Curtice-Burns historically have been funded with cash flows generated by operations, borrowings from Pro-Fac (which in turn borrowed a portion of these funds from the Bank) and borrowings under Curtice-Burns' seasonal facility with a syndicate of commercial lenders led by The Chase Manhattan Bank, N.A. Pro-Fac and Curtice-Burns had available seasonal lines of credit of $100.0 million through September 1993, $86.0 million through September 1994 and $96.0 million thereafter. The maximum borrowing on those seasonal lines during fiscal 1994 was $81.0 million, while the average amount outstanding during such year totaled approximately $51.5 million. The balance outstanding at November 3, 1994 was $83.5 million. These borrowings were repaid simultaneously with the consummation of the Transactions.

In addition to borrowings by Pro-Fac, which had been loaned to Curtice-Burns, substantially all cash not distributed by Pro-Fac to its members or securityholders had either been invested in assets leased to Curtice-Burns or loaned to Curtice-Burns to finance its operations. As such, the information provided below describes liquidity and capital resources of Curtice-Burns and Pro-Fac on a combined basis.

In the first six months of fiscal 1995, the net cash used by combined operating activities of Curtice-Burns and Pro-Fac of $70.1 million reflects net income of $16.2 million for Curtice-Burns and for Pro-Fac. Amortization of assets amounted to $12.7 million. Inventories increased $60.2 million, accounts receivable increased $13.1 million and the deferred tax provision increased $21.3 million. Changes in other assets and liabilities amounted to $47.0 million. The increases in the deferred tax provision and the changes in other assets and liabilities were primarily related to the excess of cost over net assets acquired in the acquisition of Curtice-Burns by Pro-Fac.

Cash flows from investing activities include the acquisition and disposition of property, plant and equipment and other assets held for or used in the production of goods. Net cash used in investing activities of $6.3 million in the first six months of fiscal 1995 was comprised of $5.7 million paid for fixed assets, and a $0.7 million increase in the investment in the Bank.

Net cash provided by financing activities of $81.3 million in the first six months of fiscal 1995 was primarily comprised of net proceeds of short-term debt of $58.5 million and proceeds from the issuance long-term debt of $192.9 million, cash paid for stock and stock options of $162.9 million, the cash portion of non-qualified retain conversion of $0.3 million, and dividends paid of $6.3 million.

                       New Borrowings

Under the New Credit Agreement, Curtice-Burns is able to borrow up to $86.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $10.0 million in aggregate face amount of letters of credit pursuant to a letter of credit facility. The borrowing base is defined as the lesser of (i) $86.0 million and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory. As of December 24, 1994, the outstanding borrowing under the Seasonal Facility was $70.0 million and the borrowing base was $108.2 million.

As of the Closing Date, after giving effect to the acquisition, (i) cash borrowings outstanding under the Seasonal Facility were $72.6 million, (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing base, was $13.4 million and (iii) outstanding letters of credit were approximately $9.7 million. In addition to its seasonal financing, as of November 3, 1994, after giving effect to the Transactions, Pro-Fac would have had $22.5 million available for long-term borrowings under the Term Loan Facility. Pro-Fac believes that the cash flow generated by its operations and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs, fund its capital expenditures and service its debt for the foreseeable future.

As a result of the acquisition of Curtice-Burns by Pro-Fac, Pro-Fac's total debt and interest expense have increased because the Notes have a substantially higher interest rate than the debt that was repaid with the proceeds from the Note Offering. The New Credit Agreement will require that Pro-Fac meet certain financial tests and ratios and comply with certain other restrictions and limitations.

                 Short- and Long-Term Trends

The vegetable portion of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. Preliminary indications for the 1994 crop year are that national supplies increased over the prior year due to the intentional increase in planned production by vegetable processors and increased crop yields thereby returning the current national supplies to ample levels. Yields in Curtice-Burns' growing areas increased as well. There are variations among the specific commodities and the effect on pricing and profitability in fiscal 1995 depends upon individual company pricing practices and the effect of recent industry plant closings and production realignments.

Capital expenditures are expected to approximate $20.0 million in fiscal 1995. The largest single capital project in process is renovation and updates to the Nalley's salad dressing plant in Tacoma, Washington. This capital project amounts to approximately $10.0 million and will provide increased production and efficiencies for the salad dressing line.

Required scheduled payments on long-term debt will approximate $8 million in the current calendar year. Management expects that cash provided from operations will be sufficient to cover the scheduled payments on long-term debt and planned capital expenditures.

            Supplemental Information on Inflation

The changes in costs and prices within Pro-Fac's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

Item 5 - - Submission of Matters to a Vote of Security Holders.

The Pro-Fac annual meeting was held on January 28, 1995 in Rochester, New York. Director elections were not involved in the annual meeting, as these elections take place on different dates and locations in each Region. The director elections will be completed by March 1995.

The matters voted upon, the number of votes cast for and against were as follows:

1. To consider and vote upon a proposed amendment to Pro-Fac's restated certification of incorporation to authorize the creation of five additional classes of preferred stock.

2. To consider and vote upon several proposed amendments to Pro-Fac's bylaws.

     a. To remove from Pro-Fac's bylaws the requirement that the board of directors appoint a nominee of Agway Inc.
        and a nominee of Curtice-Burns Foods, Inc. to the board of directors, and to permit (rather than require) the board to appoint up to one-fifth of the total number of directors to represent primarily the interest of the general public in Curtice-Burns.

     b. To amend Pro-Fac's bylaws in order to clarify that written votes of members absent from an annual, special or regional meeting shall be counted and to clarify the number of votes required to authorize action at a regional meeting of members.

     c. To amend Pro-Fac's bylaws to permit the board of directors to authorize the issuance of stock certificates representing any or all of the capital stock in Pro-Fac.

The voting results for proposal one were 368 for and 24 against, or 93.9 percent of the votes cast in favor of the proposal, and the results for proposal two were 378 for and 14 against, or 96.4 percent of the votes cast in favor of the proposal.


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

               Exhibit No.         Description
               Exhibit 27          Financial Data Schedule

     (b) No reports on Form 8-K were filed during the fiscal period to which this report relates.

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PRO-FAC COOPERATIVE, INC.




Date:    2/7/95      BY:        /S/  William D. Rice
                           WILLIAM D. RICE, ASSISTANT TREASURER
                              (Principal Accounting Officer)