Form 10-Q/A
period 1994-12-24
PRO FAC COOPERATIVE INC
filed 1995-04-14
CIK 202932

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

                              The Acquisition

The acquisition was accomplished through a tender offer for all outstanding shares of Curtice-Burns and a subsequent merger of PF Acquisition Corp. ("PFAC"), a wholly-owned subsidiary of Pro-Fac, into Curtice-Burns. As a result of the acquisition, the holders of the Class A and Class B Common Stock of Curtice-Burns became entitled to $19.00 per share in cash, Curtice-Burns became a wholly-owned subsidiary of Pro-Fac, and Curtice-Burns assumed all of the liabilities of PFAC, including liabilities for acquisition indebtedness.

The acquisition was accounted for using the purchase method of accounting. In recording the transaction, approximately $121.6 million was added to fixed asset values to bring the assets up to appraised fair market value, and the asset lives were adjusted to lives deemed appropriate for assets acquired. The resulting annual depreciation will approximate $23.3 million on all existing assets at the appraised values. In addition, approximately $94.3 million of goodwill and other intangible assets were recorded as the excess of purchase cost over net assets acquired. Included in this amount was approximately $41.0 million for deferred tax adjustments to properly reflect the effects of the acquisition in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The resulting annual amortization of goodwill and other intangible assets will approximate $2.7 million for goodwill and other intangible assets using a 35-year amortization period. For purposes of preparing these financial statements a preliminary allocation of the purchase price has been made. Future adjustments will be made to this allocation based upon the final asset appraisals and analyses.

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

Further information concerning the acquisition and how it was accounted for and financed is set forth in Amendment No. 1 to Curtice-Burns' Registration Statement on Form S-4 (Registration No. 33-56517), which was filed with the Securities and Exchange Commission on December 16, 1994.

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

Pro-Fac Cooperative, Inc.
Consolidated Statement of Operations and Net Proceeds

(Dollars in Thousands)
                                                  Three Months Ended    Six Months Ended
                                                 12/24/94    12/25/93  12/24/94   12/25/93
Net sales                                        $129,055    $ 13,426  $166,712   $ 55,753
Cost of sales                                      93,022      13,426   130,679     55,753
Gross profit                                       36,033          --    36,033         --
Share of Curtice-Burns earnings
  prior to acquisition                              2,769       9,700     5,137     12,473
Interest income from Curtice-Burns
  prior to acquisition                              1,857       4,192     6,102      8,316
Other selling, general and
  administrative (expenses)/income                (26,454)        144   (26,399)       291
Operating income                                   14,205      14,036    20,873     21,080
Interest expense                                   (7,155)     (3,106)  (10,094)    (6,274)
Income before taxes, dividends
  and allocation of net proceeds                    7,050      10,930    10,779     14,806
Tax benefit/(provision)                             5,317        (409)    5,292       (818)
Net income (net proceeds)                        $ 12,367    $ 10,521  $ 16,071   $ 13,988

Allocation of Net Proceeds:
  Net income                                     $ 12,367    $ 10,521  $ 16,071   $ 13,988
  Dividends on common and preferred stock              --          --    (4,914)    (4,390)
  Net proceeds                                     12,367      10,521    11,157      9,598
  Allocation to earned surplus                     (9,840)     (1,590)   (8,630)      (667)
  Net proceeds available to members              $  2,527    $  8,931  $  2,527   $  8,931

Allocation of net proceeds available to members:
  Estimated to be paid currently                 $    475    $  1,725  $    475   $  1,725
  Qualified retains                                 1,902       6,901     1,902      6,901
  Non-qualified retains                               150         305       150        305
  Net proceeds available to members              $  2,527    $  8,931  $  2,527   $  8,931

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet

(Dollars in Thousands)
                                          ASSETS

                                                          12/24/94    6/25/94     12/25/93
Current assets:
  Cash                                                    $  7,766    $     10    $     54
  Accounts receivable, trade, net                           66,203          --          --
  Accounts receivable, other                                13,112          68         374
  Receivable from Curtice-Burns Foods, Inc.                     --      11,197      39,241
  Current portion of long-term loans receivable
    from Curtice-Burns Foods, Inc.                              --      14,000      14,000
  Current portion of investment in direct
    financing leases                                            --      17,645      21,184
  Current portion of investment in Bank                         --       1,324       1,356
  Inventories:
    Finished goods                                         160,962          --          --
    Materials and supplies                                  54,464          --          --
      Total inventories                                    215,426          --          --
  Current deferred taxes receivable                         10,610          --          --
  Prepaid expenses                                           5,464       2,464       1,604
      Total current assets                                 318,581      46,708      77,813
Goodwill and other intangible assets, net                   93,975          --          --
Property, plant and equipment, net                         271,907          --          --
Long-term portion of investment in direct
  financing leases                                              --     123,677     126,325
Long-term loans receivable from Curtice-Burns Foods, Inc.       --      78,040      76,262
Investment in Bank                                          21,619      19,632      17,543
Deferred tax benefit                                            --       2,623       2,117
Finance receivable related to intangibles                       --      24,909      25,725
Assets held for resale                                       6,138          --          --
Other assets                                                22,668         462         253
      Total assets                                        $734,888    $296,051    $326,038

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet (Continued)

(Dollars in Thousands)

                                        LIABILITIES AND
                           SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

                                                                   12/24/94   6/25/94  12/25/93
Current liabilities:
  Notes payable                                                    $ 70,000  $ 11,500  $ 31,100
  Accounts payable                                                   55,593       617     3,272
  Accrued employee compensation                                       9,259        --        --
  Other accrued expenses                                             33,731     2,536     2,994
  Accrued manufacturing expense                                       2,417        --        --
  Current portion of obligations under capital leases                   785        --        --
  Income taxes payable                                                3,342       668       854
  Current portion of long-term debt                                   8,182    14,000    14,000
  Amounts due members                                                22,005    15,327    25,549
      Total current liabilities                                     205,314    44,648    77,769
Deferred income taxes                                                53,016        --        --
Obligations under capital leases                                      1,296        --        --
Long-term debt                                                      165,390   127,134   133,014
Senior subordinated notes                                           160,000        --        --
Other non-current liabilities                                        15,822       504       468
Commitments and contingencies
Common stock, par value $5, authorized -
  5,000,000 shares

                                  12/24/94    6/25/94   12/25/93

Shares issued                     2,043,493  2,056,878  2,096,860
Shares subscribed                     2,432      9,270     17,063
      Total subscribed and issued 2,045,925  2,066,148  2,113,923
Less subscriptions receivable in
  installments                       (2,432)    (9,270)   (17,063)
                                  2,043,493  2,056,878  2,096,860    10,217    10,284    10,484

Shareholders' and members' capitalization:
  Retained earnings allocated to members                             38,802    36,924    36,377
  Non-qualified allocation to members                                 6,128     7,454     5,959
  Preferred stock, par value $25, authorized -
    5,000,000 shares; issued and outstanding -
      2,623,604, 2,576,720 and 2,378,807, respectively               65,590    64,418    59,470

  Earned surplus                                                     13,313     4,685     2,497
      Total shareholders' and members' capitalization               123,833   113,481   104,303
      Total liabilities and capitalization                         $734,888  $296,051  $326,038

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows

(Dollars in Thousands)
                                                                            Six Months Ended
                                                                          12/24/94    12/25/93
Cash flows from operating activities:
  Net income                                                             $  16,071    $ 13,988
  Amount payable to members currently                                         (475)     (1,725)
  Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of goodwill and other intangibles                           410          --
      Depreciation                                                           3,742          --
      Deferred tax                                                          (5,651)       (107)
  Change in assets and liabilities:
    Accounts receivable                                                     10,133        (349)
    Inventories                                                             10,794          --
    Accounts payable and accrued expenses                                  (20,789)      2,228
    Amounts due to members                                                   6,678      11,024
    Federal and state taxes payable/refundable                              (1,332)        924
    Other assets and liabilities                                            12,784        (870)
Net cash provided by operating
  activities                                                                32,365      25,113
Cash flows from investing activities:
  Due from Curtice-Burns, net                                              103,237     (25,742)
  Return from direct investment in financing leases                        141,322      26,004
  Investment in Bank                                                        21,448        (913)
  Cash received from the finance receivable
    related to intangibles                                                     564         820
  Purchase of property, plant and equipment                                 (5,206)         --
  Cash paid for acquisition                                               (136,288)         --
Net cash provided by investing activities                                  125,077         169
Cash flows from financing activities:
  Proceeds from issuance of short-term debt                                 45,835      19,100
  Payments on short-term debt                                              (52,562)         --
  Payments on long-term debt                                              (137,650)    (36,986)
  Repurchase of common stock, net of issuances                                 (67)     (2,971)
  Cash portion of non-qualified conversion                                    (304)         --
  Cash paid in lieu of fractional shares                                       (24)         --
  Cash dividends paid                                                       (4,914)     (4,390)
Net cash used in financing activities                                     (149,686)    (25,247)
Net change in cash                                                           7,756          35
Cash at beginning of period                                                     10          19
Cash at end of period                                                    $   7,766    $     54
  All amounts above exclude the effects of the acquisition
    as detailed in the Supplemental Disclosure of
      Cash Flow Information
 Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for:
    Interest                                                             $   6,775    $  6,274
    Income taxes, net                                                    $   2,457    $   (106)
  Cash paid for the acquisition of Curtice-Burns
    Accounts receivable                                                     89,380
    Inventories                                                            226,220
    Investment in Bank                                                      21,448
    Other assets                                                            20,785
    Goodwill and other intangible assets                                    94,451
    Fixed assets                                                           270,443
    Accounts payable and accrued expenses                                 (121,979)
    Short-term debt                                                        (72,562)
    Long-term debt                                                        (162,753)
    Subordinated notes                                                    (160,000)
    Deferred tax liability                                                 (50,680)
    Other liabilities                                                      (18,465)
                                                                         $ 136,288
Supplemental schedule of non-cash investing and financing activities:
  Conversion of retains to preferred stock                               $  1,172     $     --

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

                  Investment in CoBank, ACB ("the Bank")

The Cooperative's investment in the Bank is required as a condition of borrowing, the amount of investment equal to a percentage of average borrowings over a five year period. These securities are not physically issued by the Bank, but the Cooperative is notified as to their monetary value. The investment is carried at cost plus a share of the undistributed earnings of the Bank (that portion of patronage refunds not distributed currently in cash).

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

       Property, Plant and Equipment and Related Lease Arrangements

Property, plant and equipment are depreciated over the estimated useful lives of the assets using the straight-line method, half-year convention, over 4 to 40 years.

Lease arrangements are capitalized when such leases convey substantially all of the risks and benefits incidental to ownership. Capital leases are amortized over either the lease term or the life of the related assets, depending upon available purchase options and lease renewal features.

                               Income Taxes

Income taxes are provided on non-patronage income for financial reporting purposes. Deferred income taxes resulting from temporary differences between financial reporting and tax reporting as well as from the issuance of non-qualified retains are appropriately classified in the balance sheet and properly reflect the effects of the acquisition in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

                                  Pension

Pro-Fac's subsidiaries have several pension plans and participate in various union pension plans which on a combined basis cover substantially all employees. Charges to income with respect to plans sponsored by Pro-Fac and its subsidiaries are based upon actuarially determined costs. Pension liabilities are funded by periodic payments to the various pension plan trusts.

             Employers' Accounting for Postemployment Benefits

On June 26, 1994, Curtice-Burns adopted the SFAS No. 112, "Employers' Accounting for Postemployment Benefits," with no material impact.

This statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents.


                      Goodwill and Other Intangibles

Goodwill and other intangible assets include the cost in excess of the fair value of net tangible assets acquired in purchase transactions and acquired non-competition agreements and trademarks. Goodwill and other intangible assets, stated at net of accumulated amortization, are amortized on a straight-line basis over periods ranging to 35 years. Pro-Fac periodically assesses whether there has been a permanent impairment in the value of goodwill. This is accomplished by determining whether the estimated undiscounted future cash flows from operating activities exceed the carrying value of goodwill as of the assessment date. Should aggregate future cash flows be less than the carrying value, a writedown would be required, measured by the difference between the undiscounted future cash flows and the carrying value of goodwill.

Goodwill resulting from the purchase of Curtice-Burns by Pro-Fac of approximately $94.3 million is being amortized on a straight line basis over 35 years. See Note 3.

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

                             Reclassification

Certain items for the three and six months ending December 25, 1993 have been reclassified to conform with the current year presentations.

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

The provisions of the Integrated Agreement included the financing of certain assets utilized in the business of Curtice-Burns and provided a sharing of income and losses between Curtice-Burns and Pro-Fac. Under the Pro-Fac Marketing Agreement, Pro-Fac and Curtice-Burns will continue the marketing and management arrangements of the Integrated Agreement, as well as the sharing of income and losses. The capital contribution of Pro-Fac to Curtice-Burns at acquisition primarily included the cancellation of indebtedness and capital lease obligations. Payments by Curtice-Burns to Pro-Fac for interest, amortization and lease financing payments ceased as of November 3, 1994.

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

Prior to November 3, 1994, Curtice-Burns expensed $2.2 million of legal, accounting, investment banking and other expenses relative to the change of control issue. In recognizing these expenses, Curtice-Burns allocated half of these amounts to Pro-Fac as a deduction to the profit split. Pro-Fac disputed these charges, but such dispute was resolved with the merger.

The acquisition was accounted for using the purchase method of accounting. In recording the transaction, approximately $121.6 million was added to fixed asset values to bring the assets up to appraised fair market value, and the asset lives were adjusted to lives deemed appropriate for assets acquired. The resulting annual depreciation will approximate $23.3 million on all existing assets at the appraised values. In addition, approximately $94.3 million of goodwill and other intangible assets were recorded as the excess of purchase cost over net assets acquired. Included in this amount was approximately $41.0 million for deferred tax adjustments to properly reflect the effects of the acquisition in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The resulting annual amortization of goodwill and other intangible assets will approximate $2.7 million for goodwill and other intangible assets using a 35-year amortization period. For purposes of preparing these financial statements a preliminary allocation of the purchase price has been made. Future adjustments will be made to this allocation based upon the final asset appraisals and analyses.

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

Following, in capsule form, is the consolidated unaudited results of operations of Curtice-Burns Foods for the six months ended December 24, 1994 and December 23, 1993, assuming the acquisition by Pro-Fac took place at the beginning of the 1994 fiscal year.

(In Millions)
                             Six Months Ended
                                (Unaudited)

                         December 24, 1994         December 23, 1993
                      As Reported   Pro Forma   As Reported   Pro Forma
Net sales               $166.7       $392.8       $55.8        $453.3
Income before taxes     $ 10.8       $  8.2       $14.8        $ 15.3
Net income              $ 16.1       $  4.4       $14.0        $  9.7

Note 4.  DISPOSALS

National Oats. On November 19, 1993, Curtice-Burns sold the oats portion of the National Oats business for $39.0 million and transferred the popcorn business to CMF. The sale of the oats business resulted in an approximate $10.9 million gain in fiscal 1994.

Hiland Potato Chips. On November 22, 1993, Curtice-Burns sold certain assets of the Hiland potato chips business for approximately $3.0 million. There was no material gain or loss on this transaction after taking into account the fiscal 1993 restructuring charge.

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

The business divestitures resulted in the following charges to earnings of Curtice-Burns in fiscal 1994 and fiscal 1995:

Fiscal 1994 Restructuring Gain. Included in fiscal 1994 results was a net gain of $7.8 million comprised of a gain on the sale of the oats business of $10.9 million, net of a charge of $3.1 million to adjust previous estimates regarding activities initiated in fiscal 1993.

Fiscal 1995 Restructuring Charge. Included in the first three months of fiscal 1995 results was a restructuring charge of $8.4 million to reflect the estimated impact of the sale of certain assets of the Nalley's U.S. Chips and Snacks operation and other expenses relating to the disposal of this operation.

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

Guarantees and Security. All obligations under the Bank Facility are guaranteed by Pro-Fac and the Subsidiary Guarantors. Curtice-Burns' obligations under the Bank Facility, and Pro-Fac's and the Subsidiary Guarantor's obligations under their respective guaranties, are secured by all of the assets of Curtice-Burns and each guarantor, respectively, including (i) all present and future accounts, contracts rights, chattel paper, instruments (excluding shares of capital stock), documents, inventory, general intangibles and equipment, (ii) all real property and
(iii) all products and proceeds of the foregoing.

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

Certain Covenants. The Pro-Fac Bank Guarantee requires Pro-Fac, on a consolidated basis, to achieve an adjusted cash flow coverage ratio at the end of fiscal 1995 of at least 1.0 to 1.0 and at the end of each fiscal year thereafter of at least 1.1 to 1.0, to maintain a minimum working capital of at least $100.0 million for each fiscal year (beginning with the fiscal year ending June 30, 1995), and to maintain a minimum long-term debt to equity ratio (measured at each month-end) of 3.1 to 1.0 from the Closing Date through May, 1995, 2.8 to 1.0 from June 30, 1995 through May 1996 and declining over time to 1.8 to 1.0 at June 30, 2001 and thereafter. In addition, the Pro-Fac Bank Guarantee requires Pro-Fac, on a consolidated basis, to maintain a consolidated total net worth of not less than 15 percent of total assets for each month-end until July 2000, and 20 percent thereafter and at least 19 percent of total assets at the fiscal years ending June 1995 and 1996, increasing over time to at least 25 percent of total assets at the fiscal year ending June 2001 and each fiscal year thereafter. The Bank Facility and the Pro-Fac Bank Guarantee contain additional restrictions and obligations on Pro-Fac and Curtice-Burns, including (i) restrictions on the ability to declare or pay dividends or repurchase stock, (ii) limitations on the incurrence of debt or prepayment of debt, (iii) limitations on debt, investments, acquisitions, capital expenditures and asset sales and (iv) requiring maintenance of properties and insurance and the delivery of information, financial and otherwise.

Management believes Curtice-Burns is in compliance with all restrictions and requirements under the terms of the borrowing agreement.

                  The Senior Subordinated Notes ("Notes")

The Notes represent general unsecured obligations of Curtice-Burns, subordinated in right of payment to certain other debt obligations of Curtice-Burns (including Curtice-Burns' obligations under the New Credit Agreement). The Notes are unconditionally guaranteed by the Guarantors on a senior subordinated basis, with each such guarantee subordinated to the Guarantors' respective guarantees of the obligations of Curtice-Burns under the New Credit Agreement and all other Senior Indebtedness of the Guarantors.

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

The results of operations for fiscal 1993 produced a net operating loss carryforward which expires in fiscal 2008. No tax benefit was recognized at that time because with Pro-Fac's tax exempt status and, due to the issues surrounding the potential change in control of Curtice-Burns, there was no assurance of the utilization of this net operating loss carryforward in future years. With the cessation of the exempt status due to the acquisition of Curtice-Burns, Pro-Fac's cash dividends will no longer be tax deductible, and because of the resolution of Curtice-Burns change in control issue, it is more probable than not that Pro-Fac will be able to utilize the net operating loss carryforward. A tax benefit relative to the net operating loss carryforward in the amount of $8.0 million was recorded in the second quarter of fiscal 1995.

                               Contingencies

In conjunction with the sale of the National Oats Division by Curtice-Burns, Pro-Fac terminated the membership of the Harvest States Cooperatives ("Harvest States") in Pro-Fac. Harvest States was the National Oats Division's only supplier of oats. As a result of this action, Harvest States filed a claim against Pro-Fac for, among other things, the receipt of payments for future oats purchases after the sale of National Oats division through fiscal year 1995. Subsequent to quarter end, a settlement was reached with Harvest States resulting in no material cost to Pro-Fac.

A grower has filed suit against Curtice-Burns for damages resulting from defective seed which was purchased from the Southern Frozen Foods division. The lawsuit alleges that the defective seed resulted in the loss of crops and acreage use for a growing season, and the grower is seeking approximately $1.0 million in damages. Management believes this claim is without merit and intends to vigorously defend its position. As the amount of damages is neither probable nor reasonably estimable, no accrual for loss has been included in the financial statements. In addition, management anticipates that all material costs of settlement, if incurred, will be covered under its insurance policies.

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

The matters voted upon, the number of votes cast for and against were as follows:

   1.  To  consider and vote  upon a proposed  amendment  to Pro-
       Fac's restated certification of incorporation to authorize the creation of five additional classes of preferred stock.

   2.  To consider and vote upon several proposed amendments to Pro-
       Fac's bylaws.

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

For the quarter ended December 24, 1994, the change in net proceeds compared to the prior year is summarized below in millions of dollars:

   Curtice-Burns gross profit                                   $ 36.0
   Decreased share of Curtice-Burns earnings                      (6.9)
   Decreased interest income received from Curtice-Burns          (2.3)
   Increased selling, general and administrative expenses        (26.7)
   Increased interest expense                                     (4.0)
   Change in excess of revenues before taxes, dividends,
     and allocations of net proceeds                              (3.9)
   Change in tax benefit/(provision)                               6.1
   Change in net proceeds                                       $  2.2

The gross profit change represents Curtice-Burns gross profit after the acquisition. The changes in the Curtice-Burns profit split and interest income from Curtice-Burns also relates to the acquisition, since with the acquisition, these items ceased. The increased selling, general and administrative expenses were due to the inclusion of Curtice-Burns costs since the acquisition. The increased interest expense was primarily attributable to the increased borrowings related to the acquisition of Curtice-Burns by Pro-Fac. The change in the tax benefit/(provision) is the net result of the inclusion of Curtice-Burns' tax provision after the acquisition and a net increase in the tax benefit, primarily related to the recording of the tax benefit relating to Pro-Fac's net operating loss carryforward from fiscal 1993 (see Note 6 - "Other Matters" - "Favorable Tax Ruling".

Six Month Changes From the Corresponding Year

The commercial market value of crops delivered by members during the six months ended December 24, 1994 decreased 2.9 percent to $54.2 million from $55.8 million in the comparable fiscal 1994 period.

For the six months ended December 24, 1994, the change in net proceeds compared to the prior year is summarized below in millions of dollars:

   Curtice-Burns gross profit                                   $ 36.0
   Decreased share of Curtice-Burns earnings                      (7.3)
   Decreased interest income received from Curtice-Burns          (2.2)
   Increased selling, general and administrative expenses        (26.7)
   Increased interest expense                                     (3.8)
   Change in excess of revenues before taxes, dividends,
     and allocations of net proceeds                              (4.0)
   Change in tax benefit/(provision)                               5.7
   Change in net proceeds                                       $  1.7

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

Because of the profit split provisions within the Agreements between Curtice-Burns and Pro-Fac, business conditions and trends affecting Curtice-Burns' profitability also affected the profitability of Pro-Fac, even before the acquisition. For these reasons, management believes discussions relating to the financial condition and results of operations of Pro-Fac should primarily focus on the operations of Curtice-Burns.

The following comparisons of Curtice-Burns' results to its prior year periods present the results of Curtice-Burns for both the period prior to its acquisition by Pro-Fac as well as the period subsequent to the acquisition. Therefore, comparisons to the prior year periods are not comparable in certain respects due to differences between the cost bases of the assets prior to the acquisition compared to those after the acquisition as well as the effect on Curtice-Burns' operations for adjustments to depreciation, amortization and interest expense.

The following tables illustrate Curtice-Burns' results of operations by business for the three and six months of fiscal 1994 compared to the three and six months of fiscal 1995, both before and after the acquisition.

Net Sales
(Dollars in Millions)
                                      Three Months Ended           Six Months Ended
                                    12/24/94      12/25/93      12/24/94      12/25/93
                                         % of          % of          % of          % of
                                    $    Total    $    Total    $    Total    $    Total
Comstock Michigan Fruit           104.3   48.3  105.2   43.3  176.0   44.8  180.2   39.7
Nalley's Fine Foods                55.3   25.6   53.2   21.9  109.3   27.8  105.9   23.4
Southern Frozen Foods              26.6   12.3   25.3   10.4   49.7   12.7   48.2   10.6
Snack Foods Group                  15.3    7.1   15.3    6.3   30.7    7.8   30.8    6.8
Brooks Foods                       11.3    5.2   11.7    4.8   16.7    4.3   17.3    3.8
Finger Lakes Packaging             10.7    5.0   12.1    5.0   25.3    6.4   24.7    5.5
Intercompany eliminations1         (7.5)  (3.5)  (8.4)  (3.5) (17.2)  (4.4) (17.7)  (3.9)
    Subtotal ongoing operations   216.0  100.0  214.4   88.2  390.5   99.4  389.4   85.9
Businesses sold and to be sold2      --     --   28.8   11.8    2.3     .6   63.9   14.1
    Total                         216.0  100.0  243.2  100.0  392.8  100.0  453.3  100.0

1 Intercompany sales by Finger Lakes.

2 Curtice-Burns has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business and the Nalley's U.S. Chips and Snacks business.
  See Note 4 - "Restructuring Program."

Cost of Sales
(Dollars in Millions)
                                      Three Months Ended           Six Months Ended
                                    12/24/94      12/25/93      12/24/94      12/25/93
                                         % of          % of          % of          % of
                                    $    Total    $    Total    $    Total    $    Total
Comstock Michigan Fruit            74.9   50.2   76.1   44.9  129.1   46.8  135.9   42.1
Nalley's Fine Foods                34.9   23.4   33.9   20.0   69.8   25.3   68.3   21.2
Southern Frozen Foods              20.6   13.8   19.3   11.4   38.7   14.0   38.0   11.8
Snack Foods Group                   9.7    6.5    9.6    5.7   19.6    7.1   19.4    6.0
Brooks Foods                        6.7    4.5    7.0    4.1   10.6    3.8   11.2    3.5
Finger Lakes Packaging              9.7    6.5   11.3    6.7   22.9    8.3   22.5    7.0
Intercompany eliminations and
  corporate overhead               (7.3)  (4.9)  (7.3)  (4.3) (16.2)  (5.8) (16.4)  (5.1)
    Subtotal ongoing operations   149.2  100.0  149.9   88.5  274.5   99.5  278.9   86.5
Businesses sold and to be sold1      --     --   19.5   11.5    1.5    0.5   43.5   13.5
    Total                         149.2  100.0  169.4  100.0  276.0  100.0  322.4  100.0

1  Curtice-Burns has sold the oats portion of the National Oats business, the Hiland potato chips business, and the meat snacks business and the Nalley's U.S. Chips and Snacks business.  See Note 4 - "Restructuring Program."
/TABLE

Gross Profit
(Dollars in Millions)
                                      Three Months Ended           Six Months Ended
                                    12/24/94      12/25/93      12/24/94      12/25/93
                                         % of          % of          % of          % of
                                    $    Total    $    Total    $    Total    $    Total
Comstock Michigan Fruit            29.4   44.0   29.1   39.4   46.9   40.2   44.3   33.8
Nalley's Fine Foods                20.4   30.5   19.3   26.1   39.5   33.8   37.6   28.7
Southern Frozen Foods               6.0    9.0    6.0    8.1   11.0    9.4   10.2    7.8
Snack Foods Group                   5.6    8.4    5.7    7.7   11.1    9.5   11.4    8.7
Brooks Foods                        4.6    6.9    4.7    6.4    6.1    5.2    6.1    4.7
Finger Lakes Packaging              1.0    1.5    0.8    1.1    2.4    2.1    2.2    1.7
Intercompany eliminations and
  corporate overhead               (0.2)  (0.3)  (1.0)  (1.4)  (1.0)   (.9)  (1.3)  (1.0)
    Subtotal ongoing operations    66.8  100.0   64.6   87.4  116.0   99.3  110.5   84.4
Businesses sold and to be sold1      --     --    9.3   12.6    0.8    0.7   20.4   15.6
    Total                          66.8  100.0   73.9  100.0  116.8  100.0  130.9  100.0

1  The Curtice-Burns has sold the oats portion of the National Oats business, the Hiland potato chips business and the meat snacks business and the Nalley's U.S. Chips and Snacks
   Business.  See Note 4 - "Restructuring Program."

Operating Income Before Dividing with Pro-Fac1
(Dollars in Millions)
                                      Three Months Ended           Six Months Ended
                                    12/24/94      12/25/93      12/24/94      12/25/93
                                         % of          % of          % of          % of
                                    $    Total    $    Total    $    Total    $    Total

Comstock Michigan Fruit            11.4   64.0    9.3   55.3   18.1   60.7   14.2   51.4
Nalley's Fine Foods                 4.2   23.6    4.5   26.8    8.8   29.5    9.2   33.3
Southern Frozen Foods               3.1   17.4    2.9   17.3    5.5   18.5    4.7   17.0
Snack Foods Group                   1.1    6.2    1.1    6.5    1.9    6.4    2.0    7.3
Brooks Foods                        2.0   11.2    2.1   12.5    2.1    7.1    2.3    8.3
Finger Lakes Packaging              0.6    3.4    0.8    4.8    1.6    5.4    1.9    6.9
Intercompany eliminations and
  corporate overhead1              (4.6) (25.8)  (3.6) (21.4)  (7.8) (26.3)  (7.2) (26.0)
    Subtotal ongoing operations    17.8  100.0   17.1  101.8   30.2  101.3   27.1   98.2
Businesses sold and to be sold2      --     --   (0.3)  (1.8)  (0.4)  (1.3)   0.5    1.8
    Total                          17.8  100.0   16.8  100.0   29.8  100.0   27.6  100.0

1  Table excludes restructuring (loss)/gain from division disposals of fiscal 1995 and 1994 and change in control expense, and an insurance gain on assets resulting from a fire claim recorded in the first six months of fiscal 1995.

2  Curtice-Burns has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U. S. Chips and Snack business.
   See Note 4 "Restructuring Program".

Depreciation and Amortization
(Dollars in Millions)
                                      Three Months Ended           Six Months Ended
                                    12/24/94      12/25/93      12/24/94      12/25/93
                                         % of          % of          % of          % of
                                    $    Total    $    Total    $    Total    $    Total
Comstock Michigan Fruit             2.2   36.1    2.8   44.4    4.9   42.2    5.7   44.5
Nalley's Fine Foods                 0.8   13.1    0.8   12.7    1.8   15.5    1.8   14.1
Southern Frozen Foods               0.6    9.8    0.6    9.5    1.2   10.4    1.1    8.6
Snack Foods Group                   0.5    8.2    0.5    7.9    1.0    8.6    1.0    7.8
Brooks Foods                        0.1    1.6    0.2    3.2    0.3    2.6    0.4    3.1
Finger Lakes Packaging              0.3    4.9    0.3    4.8    0.6    5.2    0.6    4.7
Corporate1                          1.6   26.3    0.2    3.2    1.3   11.2    0.2    1.6
  Subtotal ongoing operations       6.1  100.0    5.4   85.7   11.1   95.7   10.8   84.4
Businesses sold and to be sold2      --     --    0.9   14.3    0.5    4.3    2.0   15.6
  Total                             6.1  100.0    6.3  100.0   11.6  100.0   12.8  100.0

1  Includes adjustment for amortization of excess of purchase cost over net assets acquired.

2  Curtice-Burns has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U. S. Chips and Snack business.
   See Note 4 - "Restructuring Program."

Total Assets
(Dollars in Millions)
                                        12/24/94                    12/25/93
                                                % of                        % of
                                    $           Total           $           Total
Comstock Michigan Fruit           264.0          36.0         234.3          46.3
Nalley's Fine Foods                95.2          13.0          91.3          18.0
Southern Frozen Foods              64.9           8.8          48.8           9.6
Snack Foods Group                  24.3           3.3          26.3           5.2
Brooks Foods                       11.1           1.5          10.2           2.0
Finger Lakes Packaging             42.5           5.8          57.4          11.3
Corporate1                        232.2          31.6         (28.8)         (5.6)
  Subtotal ongoing operations     734.2         100.0         439.5          86.8
Businesses sold to be sold2          --            --          67.0          13.2
 Total                            734.2         100.0         506.5         100.0

1   Includes excess of purchase cost over net assets acquired.

2   Curtice-Burns has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U. S. Chips and Snack business.  See Note 4 - "Restructuring Program."

               THREE MONTH CHANGES FROM THE CORRESPONDING PRIOR YEAR PERIOD

                                 Net Sales

Net sales in the second quarter of fiscal 1995 of $216.0 million decreased $27.2 million or 11.2 percent from $243.2 million in the second quarter of fiscal 1994. No net sales were attributable to businesses sold in connection with the restructuring program discussed in Note 4 in the second quarter of fiscal 1995 whereas $28.8 million in the second quarter of fiscal 1994. The net sales from ongoing operations excluding businesses sold were $216.0 million in the second quarter of fiscal 1995, an increase of $1.6 million or 0.7 percent from $214.4 million in the second quarter of fiscal 1994.

                               Cost of Sales

Cost of sales in the second quarter of fiscal 1995 of $149.2 million decreased $20.1 million or 11.9 percent from $169.3 million in the second quarter of fiscal 1994. Of this decrease, $19.5 million was attributable to businesses sold and a $0.6 million reduction was attributable to Curtice-Burns' ongoing operations. This decrease of $0.6 million was the result of variations in volume, selling prices and product mix.

                               Gross Profit

Gross profit of $66.8 million in the second quarter of fiscal 1995 decreased $7.1 million or 9.6 percent from $73.9 million in the second quarter of fiscal 1994. Of this net decrease, a $9.3 million reduction was attributable to businesses sold and an increase of $2.2 million was attributable to increased gross profit at Curtice-Burns' ongoing operations. This increase of $2.2 million was the result of variations in volume, selling prices, costs and product mix.

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

            Other Selling, Administrative and General Expenses

Other selling, administrative and general expenses in the second quarter of fiscal 1995 of $48.9 million decreased $8.0 million or 14.1 percent from $56.9 million in the second quarter of fiscal 1994. This decrease of $8.0 million includes primarily:

(In Millions)
                                           Businesses
                                        Sold      Ongoing      Total

Change in trade promotions             $(2.8)     $(1.3)       $(4.1)
Change in advertising
  and selling costs                     (4.7)       1.7         (3.0)
All other                                (.2)       (.7)         (.9)

Change in selling, administrative
  and general expenses                 $(7.7)     $(0.3)       $(8.0)

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

                            Income Before Taxes

Pro-Fac's income before distribution to members and taxes in the second quarter of fiscal 1995 of $9.7 million decreased $11.3 million or 54.3 percent from $21.0 million in the second quarter of fiscal 1994.

                            Provision for Taxes

The provision for taxes, excluding the previously mentioned tax benefit, in the second quarter of fiscal 1995 of $2.2 million decreased $1.0 million or
30.3 percent from $3.3 million in the second quarter of fiscal 1994. The effective tax rate (after deducting members' patronage allocation) for the quarter ended December 24, 1994 was 49.5 percent compared to 33.0 percent for the quarter ended December 25, 1993. The effective tax rate was negatively effected by the non-deductibility of the amortization of excess of purchase cost over net assets acquired.

                                Net Income

Net income for the second quarter of fiscal 1995 of $13.6 million decreased $3.6 million or 20.9 percent from $17.2 million in the second quarter of fiscal 1994.

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

                               Cost of Sales

The cost of sales in the first six months of fiscal 1995 of $276.0 million decreased $46.4 million or 14.4 percent from $322.4 million in the first six months of fiscal 1994. Of this decrease, $42.0 million was attributable to businesses sold or to be sold and a $4.3 million reduction was attributable to Curtice-Burns' ongoing operations. This decrease of $4.3 million was the result in variations in volume, selling prices and product mix.

                               Gross Profit

Gross profit of $116.8 million in the first six months of fiscal 1995 decreased $14.1 million or 10.8 percent from $130.9 million in the first six months of fiscal 1994. Of this net decrease, a $19.6 million reduction was attributable to businesses sold or to be sold and an increase of $5.5 million was attributable to increased gross profit at Curtice-Burns' ongoing operations. This increase of $5.5 million was the result of variations in volume, selling prices, costs and product mix.

             Restructuring Expenses Including Net (Loss)/Gain
                          From Division Disposals

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

            Other Selling, Administrative and General Expenses

Other selling, administrative and general expenses in the first six months of fiscal 1995 of $87.0 million decreased $16.0 million or 15.5 percent from $103.0 million in the first six months of fiscal 1994. This net decrease of $16.0 million includes primarily:

(In Millions)
                                         Businesses
                                Sold or to be Sold    Ongoing     Total
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

The $1.1 million decrease in other administrative cost attributable to Curtice-Burns' ongoing operations was primarily related to reduced spending at Comstock Michigan Fruit and corporate headquarters and slight variations at other operations.

                             Interest Expense

Interest expense in the first six months of fiscal 1995 of $11.6 million increased $3.6 million or 45.0 percent from $8.0 million in the first six months of fiscal 1994. This increase was primarily attributable to the increased borrowing related to the acquisition of Curtice-Burns by Pro-Fac.

                            Income Before Taxes

Income before allocation of net proceeds and taxes in the first six months of fiscal 1995 of $14.1 million decreased $13.9 million or 50.0 percent from $28.0 million in the first six months of fiscal 1994.

                            Provision for Taxes

The provision for taxes excluding the previously mentioned tax benefit in the first six months of fiscal 1995 of $3.6 million decreased $1.7 million or 32.1 percent from $5.3 million in the first six months of fiscal 1994. The effective tax rate on taxable income in the six months ended December 24, 1994 was 58.4 percent compared to 40.2 percent in the six months ended December 25, 1993. The non-deductibility of the amortization of excess purchase cost over net assets acquired was responsible for the significantly increased rate.

                                Net Income

Net income for the first six months of fiscal 1995 of $16.7 million decreased $5.2 million or 26.0 percent from $21.9 million in the first six months of fiscal 1994.

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

In addition to borrowings by Pro-Fac, which had been loaned to Curtice-Burns, substantially all cash not distributed by Pro-Fac to its members or securityholders had either been invested in assets leased to Curtice-Burns or loaned to Curtice-Burns to finance its operations. As such, the information provided below describes liquidity and capital resources of Curtice-Burns and Pro-Fac on a combined basis, before the acquisition as well as after.

In the first six months of fiscal 1995, the net cash used by combined operating activities of Curtice-Burns and Pro-Fac reflects net income of $16.7 million for Curtice-Burns and for Pro-Fac. Amortization of assets amounted to $11.6 million ($7.4 million before the acquisition and $5.2 million after the acquisition). Inventories increased $60.2 million (an increase of $71.0 million before the acquisition and a decrease of $10.8 million after the acquisition), accounts receivable increased $13.1 million

(an increase of $12.4 million before the acquisition and an increase of $0.7 million after the acquisition), and the deferred tax provision increased $41.0 million. The increases in the deferred tax provision and the changes in other assets and liabilities were primarily related to the excess of cost over net assets acquired in the acquisition of Curtice-Burns by Pro-Fac.

Cash flows from investing activities include the acquisition and disposition of property, plant and equipment and other assets held for or used in the production of goods. Net cash used in investing activities in the first six months of fiscal 1995 was comprised of $7.9 million paid for fixed assets ($5.7 million before the acquisition and $2.2 million after the acquisition), and a $0.7 million increase in the investment in the Bank.

Net cash provided by financing activities in the first six months of fiscal 1995 was primarily comprised of net proceeds of short-term debt of $58.5 million and proceeds from the issuance long-term debt of $192.9 million, cash paid for Curtice-Burns' stock and stock options of $162.9 million, the cash portion of non-qualified retain conversion of $0.3 million, and dividends paid of $6.3 million ($1.4 million of which was Curtice-Burns' dividends prior to the acquisition). The net borrowings for short- and long-term debt discussed above include the liquidation of existing debt of $83.5 million for short-term debt and $137.7 million for long-term debt at the acquisition date and new debt of $70.0 million short-term and $333.6 million long-term.

                              New Borrowings

Under the New Credit Agreement, Curtice-Burns is able to borrow up to $86.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $10.0 million in aggregate face amount of letters of credit pursuant to a letter of credit facility. The borrowing base is defined as the lesser of (i) $86.0 million and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory ($108.2 million at December 24, 1994). As of December 24, 1994, the outstanding borrowing under the Seasonal Facility was $70.0 million.

As of December 24, 1994, (i) cash borrowings outstanding under the Seasonal Facility were $70.0 million and (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing base, was $16.0 million. In addition to its seasonal financing, as of December 24, 1994, Pro-Fac had $23.8 million available for long-term borrowings under the Term Loan Facility. Pro-Fac believes that the cash flow generated by its operations and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs, fund its capital expenditures and service its debt for the foreseeable future.

As a result of the acquisition of Curtice-Burns by Pro-Fac, Pro-Fac's total debt and interest expense have increased because the Notes have a substantially higher interest rate than the debt that was repaid with the proceeds from the Note Offering. The New Credit Agreement will require that Pro-Fac meet certain financial tests and ratios and comply with certain other restrictions and limitations.

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

Item 5 - Submission of Matters to a Vote of Security Holders.

The Pro-Fac annual meeting was held on January 28, 1995 in Rochester, New York. Director elections were not involved in the annual meeting, as these elections take place on different dates and locations in each Region. The director elections will be completed by March 1995.

The matters voted upon, the number of votes cast for and against were as follows:

   1.  To  consider and vote  upon a proposed  amendment  to Pro-
       Fac's restated certification of incorporation to authorize the creation of five additional classes of preferred stock.

   2.  To consider and vote upon several proposed amendments to Pro-
       Fac's bylaws.

       a. To remove from Pro-Fac's bylaws the requirement that the board of directors appoint a nominee of Agway Inc. and a nominee of Curtice-Burns Foods, Inc. to the board of directors, and to permit (rather than require) the board to appoint up to one-fifth of the total number of directors to represent primarily the interest of the general public in Curtice-Burns.

       b. To amend Pro-Fac's bylaws in order to clarify that written votes of members absent from an annual, special or regional meeting shall be counted and to clarify the number of votes required to authorize action at a regional meeting of members.

       c. To amend Pro-Fac's bylaws to permit the board of directors to authorize the issuance of stock certificates representing any or all of the capital stock in Pro-Fac.

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



                                        PRO-FAC COOPERATIVE, INC.




Date:    4/14/95          BY:         /S/  William D. Rice
                                 WILLIAM D. RICE, ASSISTANT TREASURER
                                    (Principal Accounting Officer)