Form 10-Q
period 1995-03-25
PRO FAC COOPERATIVE INC
filed 1995-05-09
CIK 202932

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 Form 10-Q

       Quarterly Report under Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

   (Mark One)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 25, 1995

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

                       YES  X               NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 25, 1995.

                         Common Stock - 2,043,493

PART I.  FINANCIAL INFORMATION

INTRODUCTION

Curtice-Burns Foods, Inc. ("Curtice-Burns" or "the Company") is a producer and marketer of processed food products. In addition, the Company manufactures cans which are both utilized by the Company and sold to third parties. The Company sells products in three principal categories: (i) "branded" products, which are sold under the Company's trademarks, (ii) "private label" products, which are sold to grocers that in turn use their own brand names on the products, and (iii) "food service" products, which are sold to food service distributors and institutions. In fiscal 1994, approximately one-half of the Company's net sales were branded, and the remainder were split between private label and food service. The Company operates throughout the United States and in Western Canada through six operating divisions.

On November 3, 1994 the Company was acquired by Pro-Fac Cooperative, Inc. ("Pro-Fac"), an agricultural cooperative formed under New York State law to process and market crops grown by its members.

Pro-Fac and the Company were established together in the early 1960s and, before Pro-Fac's recent acquisition of the Company, had a long-standing contractual relationship under the Integrated Agreement and similar predecessor agreements. The Integrated Agreement, which has been superseded by the Pro-Fac Marketing Agreement, principally governed four arrangements between Pro-Fac and the Company: Facilities Financing, Operations Financing, Marketing, and Management. Pro-Fac continues to market its members' crops and provide other accommodations to the Company, and the Company continues to provide management services to Pro-Fac, pursuant to the Pro-Fac Marketing Agreement.

                              The Acquisition

The acquisition was accomplished through a tender offer for all outstanding shares of the Company and a subsequent merger of PF Acquisition Corp. ("PFAC"), a wholly-owned subsidiary of Pro-Fac, into the Company. As a result of the acquisition, the holders of the Class A and Class B common stock of the Company became entitled to $19.00 per share in cash, the Company became a wholly-owned subsidiary of Pro-Fac, and the Company assumed all of the liabilities of PFAC, including liabilities for acquisition indebtedness.

The acquisition was accounted for using the purchase method of accounting.
In recording the transaction, approximately $121.6 million was added to fixed asset values to bring the assets up to appraised fair market value, and the asset lives were adjusted to lives deemed appropriate for assets acquired. The resulting annual depreciation will approximate $23.3 million on all existing assets at the appraised values. In addition, approximately $94.8 million of goodwill and other intangible assets were recorded as the excess of purchase cost over net assets acquired. Included in this amount was approximately $45.1 million for deferred tax adjustments to properly reflect the effects of the acquisition in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The resulting annual amortization of goodwill and other intangible assets will approximate $2.7 million for goodwill and other intangible assets using a 35-year amortization period. For purposes of preparing these financial statements, a preliminary allocation of the purchase price has been made. Future adjustments will be made to this allocation based upon the final asset appraisals and analyses.

In connection with the acquisition, PFAC sold $160.0 million of 12.25 percent Senior Subordinated Notes (the "Notes") due 2005 and entered into a credit agreement (the "New Credit Agreement") with CoBank, ACB, formerly The

Springfield Bank for Cooperatives (the "Bank"), which provided for a term loan, a term-loan facility, a seasonal-loan facility, and a letter-of-credit facility. All obligations of PFAC under the Notes and the New Credit Agreement have become obligations of the Company. Consequently, the Company is more highly leveraged and has greater interest expense than prior to the acquisition.

Further information concerning the acquisition, how it was accounted for, and financed is set forth in Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 33-56517) which was filed with the Securities and Exchange Commission on December 16, 1994.

ITEM I.  FINANCIAL STATEMENTS

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

Pro-Fac Cooperative, Inc.
Consolidated Statement of Operations and Net Proceeds

(Dollars in Thousands)
                                                  Three Months Ended     Nine Months Ended
                                                  3/25/95    3/26/94     3/25/95    3/26/94
Net sales                                        $180,357    $ 2,670    $347,069    $58,423
Cost of sales                                     126,779      2,670     257,458     58,423
Gross profit                                       53,578         --      89,611         --
Share of Curtice-Burns earnings
  prior to acquisition                                 --      2,517       5,137     14,990
Interest income from Curtice-Burns
  prior to acquisition                                 --      3,676       6,102     11,992
Other selling, general, and
  administrative (expenses)/income                (40,207)       357     (66,608)       648
Operating income                                   13,371      6,550      32,242     27,630
Interest expense                                  (10,509)    (2,724)    (20,603)    (8,998)
Income before taxes, dividends
  and allocation of net proceeds                    2,862      3,826      13,639     18,632
Tax benefit/(provision)                              (974)       718       4,293       (100)
Net income (net proceeds)                        $  1,888    $ 4,544    $ 17,932    $18,532

Allocation of Net Proceeds:
  Net income                                     $  1,888    $ 4,544    $ 17,932    $18,532
  Dividends on common and preferred stock              --         --      (4,914)    (4,390)
  Net proceeds                                      1,888      4,544      13,018     14,142
  Allocation to earned surplus                     (1,205)    (1,480)     (9,808)    (2,147)
  Net proceeds available to members              $    683    $ 3,064    $  3,210    $11,995

Allocation of net proceeds available to members:
  Estimated to be paid currently                 $    122    $   583    $    597    $  2,308
  Qualified retains                                   486      2,328       2,388       9,229
  Non-qualified retains                                75        153         225         458
  Net proceeds available to members              $    683    $ 3,064    $  3,210    $ 11,995

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet

(Dollars in Thousands)
                                          ASSETS
                                                          3/25/95     6/25/94     3/26/94
Current assets:
  Cash                                                    $  5,294    $     10    $     63
  Accounts receivable, trade, net                           58,813          --          --
  Accounts receivable, other                                 6,415          68          24
  Receivable from Curtice-Burns Foods, Inc.                     --      11,197      15,469
  Current portion of long-term loans receivable
    from Curtice-Burns Foods, Inc.                              --      14,000      14,000
  Current portion of investment in direct
    financing leases                                            --      17,645      21,184
  Current portion of investment in Bank                         --       1,324       1,340
  Inventories:
    Finished goods                                         136,915          --          --
    Materials and supplies                                  54,755          --          --
      Total inventories                                    191,670          --          --
  Current deferred taxes receivable                          8,461          --          --
  Income taxes receivable                                    1,085          --          --
  Prepaid manufacturing expense                              5,062          --          --
  Prepaid expenses                                           5,911       2,464       1,722
      Total current assets                                 282,711      46,708      53,802
Goodwill and other intangible assets, net                   93,793          --          --
Property, plant, and equipment, net                        272,960          --          --
Long-term portion of investment in direct
  financing leases                                              --     123,677     118,677
Long-term loans receivable from Curtice-Burns Foods, Inc.       --      78,040      86,262
Investment in Bank                                          22,907      19,632      19,356
Deferred tax benefit                                            --       2,623       2,170
Finance receivable related to intangibles                       --      24,909      25,331
Assets held for resale                                       5,406          --          --
Other assets                                                24,909         462         248
      Total assets                                        $702,686    $296,051    $305,846

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet (Continued)

(Dollars in Thousands)

                                        LIABILITIES AND
                           SHAREHOLDERS' AND MEMBERS' CAPITALIZATION
                                                                   3/25/95    6/25/94  3/26/94
Current liabilities:
  Notes payable                                                    $ 66,000  $ 11,500  $ 19,500
  Accounts payable                                                   44,430       617       396
  Accrued employee compensation                                       9,925        --        --
  Other accrued expenses                                             24,819     2,536     3,226
  Current portion of obligations under capital leases                   785        --        --
  Income taxes payable                                                   --       668       190
  Current portion of long-term debt                                   8,007    14,000    14,000
  Amounts due members                                                14,490    15,327    16,425
      Total current liabilities                                     168,456    44,648    53,737
Deferred income taxes                                                53,746        --        --
Obligations under capital leases                                      1,296        --        --
Long-term debt                                                      165,438   127,134   133,014
Senior subordinated notes                                           160,000        --        --
Other non-current liabilities                                        18,443       504       484
Commitments and contingencies
Common stock, par value $5, authorized -
  5,000,000 shares

                                   3/25/95    6/25/94    3/26/94

Shares issued                     2,043,493  2,056,878  2,066,585
Shares subscribed                     2,432      9,270      9,679
      Total subscribed and issued 2,045,925  2,066,148  2,076,264
Less subscriptions receivable in
  installments                       (2,432)    (9,270)    (9,679)
                                  2,043,493  2,056,878  2,066,585    10,217    10,284    10,335

Shareholders' and members' capitalization:
  Retained earnings allocated to members                             30,749    36,924    33,719
  Non-qualified allocation to members                                 3,765     7,454     6,162
  Preferred stock, par value $25, authorized -
    5,000,000 shares; issued and outstanding -
      3,043,325, 2,576,720 and 2,576,720, respectively               76,083    64,418    64,418

  Earned surplus                                                     14,493     4,685     3,977
      Total shareholders' and members' capitalization               125,090   113,481   108,276
      Total liabilities and capitalization                         $702,686  $296,051  $305,846

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows

(Dollars in Thousands)
                                                                            Nine months Ended
                                                                          3/25/95      3/26/94
Cash flows from operating activities:
  Net income                                                             $  17,932    $ 18,532
  Amount payable to members currently                                         (597)     (2,308)
  Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of goodwill and other intangibles                         1,020          --
      Depreciation                                                           9,774          --
      Deferred tax                                                          (2,569)         --
      Equity in undistributed earnings of the Bank                          (1,288)     (1,541)
  Change in assets and liabilities:
    Accounts receivable                                                     14,170           1
    Inventories                                                             34,550          --
    Accounts payable and accrued expenses                                  (32,063)       (416)
    Amounts due to members                                                    (837)      1,900
    Federal and state taxes refundable                                      (5,096)        260
    Other assets and liabilities                                            (5,300      (1,115)
Net cash provided by operating activities                                   29,696      15,313
Cash flows from investing activities:
  Due from Curtice-Burns, net                                               87,352     (11,970)
  Return from direct investment in financing leases                        141,322      33,652
  Investment in Bank                                                        20,785      (1,169)
  Finance receivable related to intangibles                                 24,909       1,214
  Purchase of property, plant, and equipment                                (9,433)         --
  Proceeds from disposals of property, plant, and equipment                  1,239          --
  Cash paid for acquisition                                               (136,289)         --
Net cash provided by investing activities                                  129,885      21,727
Cash flows from financing activities:
  Proceeds from issuance of short-term debt                                 38,500       7,500
  Payments on short-term debt                                              (49,227)         --
  Payments on long-term debt                                              (137,777)    (36,986)
  Repurchase of common stock, net of issuances                                 (67)     (3,120)
  Cash portion of non-qualified conversion                                    (802)         --
  Cash paid in lieu of fractional shares                                       (10)         --
  Cash dividends paid                                                       (4,914)     (4,390)
Net cash used in financing activities                                     (154,297)    (36,996)
Net change in cash                                                           5,284          44
Cash at beginning of period                                                     10          19
Cash at end of period                                                    $   5,294    $     63

  All amounts above exclude the effects of the acquisition
    as detailed in the Supplemental Disclosure of Cash Flow Information

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows (Continued)

(Dollars in Thousands)
                                                                            Nine months Ended
                                                                          3/25/95      3/26/94
Supplemental Disclosure of Cash Flow Information
  Cash paid/(received) during the year for:
    Interest                                                             $  19,140    $  8,998
    Income taxes, net                                                    $     (45)   $   (180)
  Cash paid for the acquisition of Curtice-Burns
    Accounts receivable                                                     79,330
    Inventories                                                            226,220
    Investment in Bank                                                      21,448
    Other assets                                                            40,713
    Goodwill and other intangible assets                                    94,813
    Fixed assets                                                           270,443
    Accounts payable and accrued expenses                                 (125,087)
    Short-term debt                                                        (72,562)
    Long-term debt                                                        (170,088)
    Subordinated notes                                                    (160,000)
    Deferred tax liability                                                 (50,477)
    Other liabilities                                                      (18,464)
                                                                         $ 136,289
Supplemental Schedule of Non-Cash Investing and Financing Activities:
  Conversion of retains to preferred stock                               $  11,665    $  4,948
  Receivables from Curtice-Burns forgiven in the acquisition:
    Due from Curtice-Burns for short- and long-term debt                 $ 151,088
    Investment in direct-financing lease                                   129,978
    Investment in the Bank                                                  21,448
    Finance receivable related to intangibles                               24,486

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

                                Fiscal Year

The financial statements of Pro-Fac include the results of operations of Curtice-Burns from November 3, 1994, the acquisition date, through March 25, 1995, the fiscal quarter end (see NOTE 3). The fiscal year of Pro-Fac will correspond with that of Curtice-Burns and will end on June 24, 1995, the last Saturday in June.

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

                  Investment in CoBank, ACB ("the Bank")

The Cooperative's investment in the Bank is required as a condition of borrowing, the amount of investment equal to a percentage of average borrowings over a five-year period. These securities are not physically issued by the Bank, but the Cooperative is notified as to their monetary value. The investment is carried at cost plus a share of the undistributed earnings of the Bank (that portion of patronage refunds not distributed currently in cash).

                          Manufacturing Overhead

Allocation of manufacturing overhead to finished goods produced is on the basis of a production year; thus at the end of each fiscal year, manufacturing costs incurred by seasonal plants subsequent to the previous pack are deferred and included in the accompanying balance sheet under the caption
"Accrued/prepaid manufacturing expense."

       Property, Plant, and Equipment and Related Lease Arrangements

Property, plant, and equipment are depreciated over the estimated useful lives of the assets using the straight-line method, half-year convention, over 4 to 40 years. Assets held for resale are separately classified on the balance sheet and represent fixed assets not currently used in, nor planned to be used in, the business operations of the Company.

Lease arrangements are capitalized when such leases convey substantially all of the risks and benefits incidental to ownership. Capital leases are amortized over either the lease term or the life of the related assets, depending upon available purchase options and lease renewal features.

                               Income Taxes

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

Goodwill resulting from the purchase of Curtice-Burns by Pro-Fac of approximately $94.8 million is being amortized on a straight line basis over 35 years. See NOTE 3.

                        Environmental Expenditures

Environmental expenditures that pertain to current operations are expensed or capitalized consistent with Pro-Fac's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recorded when remedial activities are probable, and the cost can be reasonably estimated.

                             Reclassification

Certain items for the three and nine months ending March 26, 1994 have been reclassified to conform with the current year presentations.

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

        Accounting for the Impairment of Long-Lived Assets and for
                    Long-Lived Assets to be Disposed Of

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management believes current policies in effect, such as that pertaining to goodwill and intangibles (as stated previously in this NOTE 1), satisfy the requirements of SFAS No. 121, and no further action on the part of the Company will be required for compliance.

NOTE 2.  AGREEMENTS WITH CURTICE-BURNS

On November 3, 1994 Curtice-Burns was acquired by Pro-Fac. Pro-Fac and Curtice-Burns were established together in the early 1960's and before Pro-Fac's recent acquisition of Curtice-Burns, had a long-standing contractual relationship under the Integrated Agreement, and similar predecessor agreements. The Integrated Agreement, which has been superseded by the Pro-Fac Marketing Agreement, consisted of four principal sections: Operations Financing, Marketing, Facilities, Financing, and Management.

The provisions of the Integrated Agreement included the financing of certain assets utilized in the business of Curtice-Burns and provided a sharing of income and losses between Curtice-Burns and Pro-Fac. Under the Pro-Fac Marketing Agreement, Pro-Fac and Curtice-Burns will continue the marketing and management arrangements of the Integrated Agreement, as well as the sharing of income and losses. The capital contribution of Pro-Fac to Curtice-Burns at acquisition primarily included the cancellation of indebtedness and capital lease obligations. Payments by Curtice-Burns to Pro-Fac for interest, amortization, and lease financing payments ceased as of November 3, 1994.

Amounts received by Pro-Fac from Curtice-Burns under both Agreements for the nine months ended March 25, 1995 and March 26, 1994 include: commercial market value of crops delivered, $56.1 million and $58.4 million, respectively; interest income, $6.1 million and $12.0 million, respectively; and additional proceeds from profit sharing provisions, $8.4 million and $15.0 million, respectively. During fiscal 1993 a dispute arose between Curtice-Burns and Pro-Fac regarding the sharing of certain losses incurred in Curtice-Burns' restructuring program. As part of the merger, such dispute was resolved.

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

The acquisition was accounted for using the purchase method of accounting.
In recording the transaction, approximately $121.6 million was added to fixed asset values to bring the assets up to appraised fair market value, and the asset lives were adjusted to lives deemed appropriate for assets acquired. The resulting annual depreciation will approximate $23.3 million on all existing assets at the appraised values. In addition, approximately $94.8 million of goodwill and other intangible assets were recorded as the excess of purchase cost over net assets acquired. Included in this amount was approximately $45.1 million for deferred tax adjustments to properly reflect the effects of the acquisition in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The resulting annual amortization of goodwill and other intangible assets will approximate $2.7 million for goodwill and other intangible assets using a 35-year amortization period. For purposes of preparing these financial statements a preliminary allocation of the purchase price has been made. Future adjustments will be made to this allocation based upon the final asset appraisals and analyses.

In connection with the acquisition, PFAC sold $160.0 million of 12.25 percent Senior Subordinated Notes (the "Notes") due 2005 and entered into a credit agreement (the "New Credit Agreement") with the Bank, which provided for a Term Loan, a Term-Loan Facility, a Seasonal-Loan Facility, and a Letter-of-Credit Facility. All obligations of PFAC under the Notes and the New Credit Agreement have become obligations of Curtice-Burns.

Following, in capsule form, is the consolidated unaudited results of operations of Curtice-Burns Foods for the nine months ended March 25, 1995 and March 26, 1994, assuming the acquisition by Pro-Fac took place at the beginning of the 1994 fiscal year.

(In Millions)
                             Nine months Ended
                                (Unaudited)

                            March 25, 1995            March 26, 1994
                        As Reported   Pro Forma   As Reported   Pro Forma
Net sales                 $347.1       $573.2       $58.4        $642.8
Income before taxes       $ 13.6       $ 11.1       $18.6        $ 25.1
Net income                $ 17.9       $  6.2       $18.5        $ 17.4

NOTE 4.  DISPOSALS/POTENTIAL DISPOSAL

                                 Disposals

National Oats. On November 19, 1993, the Company sold the oats portion of the National Oats business for $39.0 million and transferred the popcorn business to CMF. The sale of the oats business resulted in an approximate $10.9 million gain in fiscal 1994.

Hiland Potato Chips. On November 22, 1993, the Company sold certain assets of the Hiland potato chips business for approximately $3.0 million. There was no material gain or loss on this transaction after taking into account the fiscal 1993 restructuring charge.

Meat Snacks. On February 22, 1994, the Company sold the meat snacks business for approximately $5.0 million. There was no material gain or loss on this transaction after taking into account a restructuring charge recorded in fiscal 1993.

Nalley's U.S. Chips and Snacks. On December 19, 1994, the Company sold the Nalley's U.S. Chips and Snacks business for approximately $2.0 million. In the first quarter of fiscal 1995, the Company recognized a charge of approximately $8.4 million in connection with the elimination of this line of business. There was no material gain or loss on this transaction after taking into account a restructuring charge recorded in the first quarter of fiscal 1995.

                            Potential Disposal

Nalley's Canada Ltd. On March 30, 1995, the Company announced the potential sale of Nalley's Canada Ltd., located in Vancouver, British Columbia, to a management group within its Canadian division.

The sale agreements are being negotiated and are subject to Board approval. For the nine months ended March 25, 1995, net sales were $30.1 millon and operating income was breakeven. The net assets employed, which have not yet been classified as being held for resale, are $9.3 million as of March 25, 1995.

  Nalley's Canada Ltd. is Western Canada's largest snack food company and also competes in the salad dressing, canned meat, and pickle categories. The buyers intend to close the salad dressing plant but would continue to operate its snack food plant. The Company's Nalley's U.S. division would provide to Nalley's Canada Ltd., through a supply agreement, those products which would no longer be manufactured in Canada through. If this sale is finalized, it would be in late June or early July 1995 with no significant gain or loss to the Company.

The business divestitures resulted in the following charges to earnings of the Predecessor Entity company in fiscal 1994 and fiscal 1995:

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

NOTE 5.  DEBT

                Historical Funding and Capital Expenditures

The operations of the Company historically have been funded with cash flows generated by operations, borrowings from Pro-Fac (which in turn borrowed a portion of these funds from the Bank), and borrowings under the Company's seasonal facility with a syndicate of commercial lenders led by The Chase Manhattan Bank, N.A. Pro-Fac and the Company had available seasonal lines of credit of $100.0 million through September 1993, $86.0 million through September 1994, and $96.0 million thereafter. The maximum borrowing on those seasonal lines during fiscal 1994 was $81.0 million, while the average amount outstanding during such year totaled approximately $51.5 million. The balance outstanding at November 3, 1994 was $83.5 million. These borrowings were repaid simultaneously with the consummation of the acquisition of the Company by Pro-Fac and replaced by the New Credit Agreement.

                           New Credit Agreement

The Bank has provided the Company, subject to the terms and conditions set out in the New Credit Agreement, with loans of up to $200 million to finance the purchase of shares pursuant to the tender offer and the merger, to refinance certain existing indebtedness of Pro-Fac and the Company, and to pay fees and expenses related to the purchase of shares.

The Bank also has provided the Company, subject to the terms and conditions set out in the New Credit Agreement, with seasonal financing of up to $86.0 million and a $10.0 million letter-of-credit facility. The Acquisition Facility, the Seasonal Facility, and the Letter-of-Credit Facility are collectively referred to herein as the "Bank Facility."

Guarantees and Security. All obligations under the Bank Facility are guaranteed by Pro-Fac and the Subsidiary Guarantors. The Company's obligations under the Bank Facility and Pro-Fac's and the Subsidiary Guarantor's obligations under their respective guaranties are secured by all of the assets of the Company and each guarantor, respectively, including (i) all present and future accounts, contracts rights, chattel paper, instruments (excluding shares of capital stock), documents, inventory, general intangibles, and equipment; (ii) all real property; and (iii) all products and proceeds of the foregoing.

Interest. The Bank Facility provides for interest rates on the Acquisition Facility, at the Company's option, equal to (i) the relevant London interbank offered rate plus 2.60 percent, (ii) the relevant prime rate plus 0.50 percent, or (iii) the relevant U.S. Treasury Rate plus 3.00 percent. The Seasonal Facility provides for interest rates on amounts outstanding thereunder at the Company's option equal to (x) the relevant London interbank offered rate plus 1.75 percent, (y) the relevant prime rate minus 0.25 percent, or (z) the relevant U.S. Treasury Rate plus 2.00 percent. The Bank has extended to a portion of the Acquisition Facility for a limited period of time certain fixed rates that were in effect with respect to indebtedness repaid to the Bank on November 3, 1994. The weighted average rate of interest applicable to that portion of the Acquisition Facility is estimated to equal approximately 8.3 percent per annum for the period from November 3, 1994 through May 1, 1995.

Maturity. Borrowings of $80.0 million under the Term Loan portion of the Acquisition Facility are payable in 20 equal, semi-annual installments beginning in May 1995. These installments are equivalent to $8.0 million per year. Borrowings of up to an additional $120.0 million under the Term- Loan Facility portion of the Acquisition Facility are payable during the first five years of the facility in annual installments on September 1 of each year, in an amount equal to the "annual cash sweep" for the preceding fiscal year, as defined in the Acquisition Facility. The Company will be permitted to pay and reborrow funds under the Term-Loan Facility, subject to limitations on the amount reborrowed and the other terms of the Acquisition Facility. Beginning in the year 2000, the balance of the Term-Loan Facility will be payable in ten equal, semi-annual installments.

Borrowings under the Seasonal Facility are payable at the expiration of that portion of the facility, which is May, 1996; except that for 15 consecutive calendar days before the end of fiscal 1995, the borrowings under the Seasonal Facility must be zero. The Letter-of-Credit Facility provides for the issuance of letters of credit through October 1995.

Certain Covenants. The Pro-Fac Bank Guarantee requires Pro-Fac, on a consolidated basis: to achieve an adjusted cash-flow-coverage ratio at the end of fiscal 1995 of at least 1.0 to 1.0 and, at the end of each fiscal year thereafter, of at least 1.1 to 1.0; to maintain a minimum working capital of at least $100.0 million for each fiscal year (beginning with the fiscal year ending June 30, 1995); and to maintain a minimum long-term debt to equity ratio (measured at each month-end) of 3.1 to 1.0 from the Closing Date through May 1995, 2.8 to 1.0 from June 30, 1995 through May 1996, and declining over time to 1.8 to 1.0 at June 30, 2001 and thereafter. In addition, the Pro-Fac Bank Guarantee requires Pro-Fac on a consolidated basis to maintain a consolidated total net worth of not less than 15 percent of total assets for each month-end until July 2000, and 20 percent thereafter, and at least 19 percent of total assets at the fiscal years ending June 1995 and 1996, increasing over time to at least 25 percent of total assets at the fiscal year ending June 2001 and each fiscal year thereafter. The Bank Facility and the Pro-Fac Bank Guarantee contain additional restrictions and obligations on Pro-Fac and the Company, including (i) restrictions on the ability to declare or pay dividends or repurchase stock, (ii) limitations on the incurrence of debt or prepayment of debt, (iii) limitations on debt, investments, acquisitions, capital expenditures and asset sales, and (iv) requiring maintenance of properties and insurance and the delivery of information, financial and otherwise. Management believes the Company is in compliance with all restrictions and requirements under the terms of the borrowing agreement.

                  The Senior Subordinated Notes ("Notes")

The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the New Credit Agreement). The Notes are unconditionally guaranteed by the Guarantors on a senior-subordinated basis, with each such guarantee subordinated to the Guarantors' respective guarantees of the obligations of the Company under the New Credit Agreement and all other Senior Indebtedness of the Guarantors.

The Notes are limited in aggregate principal amount to $160.0 million and will mature on February 1, 2005. Interest on the Notes accrues at the rate of
12.25 percent per annum and is payable semi-annually in arrears on February
1 and August 1, commencing on February 1, 1995, to holders of record on the immediately preceding January 15 and July 15, respectively. Except as provided above, interest on the Notes accrues from the most recent date to which interest has been paid or, if no interest has been paid, from the date of original issuance. Interest is computed on the basis of a 360-day year, comprised of 12 30-day months.

Each of the Pro-Fac and the Subsidiary Guarantors has unconditionally guaranteed the payment of Obligations of the Company under the Notes. Rights of holders, pursuant to such guarantees, are subordinate to the rights of the holders of the Senior Indebtedness of Pro-Fac and the Subsidiary Guarantors to payment in full in the same manner as the rights of holders of the Notes are subordinate to those of the holders of the Senior Indebtedness of the Company. Senior Indebtedness of the Company includes the short- and long-term debt due the Bank as well as approximately $1.7 million of supplemental executive retirement benefits.

Funds made available by the distribution of investment certificates to members, in lieu of cash by Pro-Fac, have historically been reinvested by Pro-Fac in the Company. Under the Indentures related to the Notes, Pro-Fac will be required to reinvest at least 70 percent of the additional Patronage income in Curtice-Burns.

NOTE 6.  OTHER MATTERS

                           Favorable Tax Ruling

In August of 1993, the Internal Revenue Service issued a determination letter which concluded that the Cooperative is exempt from federal income tax to the extent provided by Section 521 of the Internal Revenue Code, "Exemption of Farmers' Cooperatives from Tax." Unlike a non-exempt cooperative, a tax-exempt cooperative is entitled to deduct cash dividends it pays on its capital stock in computing its taxable income. This exempt status is retroactive to fiscal year 1986 and was anticipated to apply to future years as long as there was no significant change in the way in which the Cooperative operates. The acquisition of Curtice-Burns was a significant change in the way in which Pro-Fac operates; therefore, this exempt status ceased as of November 3, 1994.
In conjunction with this ruling, the Cooperative has filed for tax refunds for fiscal years 1986 to 1990 in the amount of approximately $5.8 million and interest payments of approximately $4.0 million. In addition, the Cooperative has filed for a tax refund for fiscal year 1991 and will soon be filing a refund claim for fiscal 1992 for approximately $3.1 million and interest payments of approximately $.5 million. No such refund amounts have been reflected in the Cooperative's financial statements as of March 25, 1995. It is anticipated that the refund amounts will be recognized upon receipt.

The results of operations for fiscal 1993 produced a net operating loss carryforward which expires in fiscal 2008. No tax benefit was recognized at that time because with Pro-Fac's tax exempt status and, due to the issues surrounding the potential change in control of Curtice-Burns, there was no assurance of the utilization of this net operating loss carryforward in future years. With the cessation of the exempt status due to the acquisition of Curtice-Burns, Pro-Fac's cash dividends will no longer be tax deductible, and because of the resolution of Curtice-Burns change in control issue, it is more probable than not that Pro-Fac will be able to utilize the net operating loss carryforward. A tax benefit relative to the net operating loss carryforward in the amount of $8.0 million was recorded in the second quarter of fiscal 1995.

                               Contingencies

In conjunction with the sale of the National Oats division by Curtice-Burns, Pro-Fac terminated the membership of the Harvest States Cooperative ("Harvest States") in Pro-Fac. Harvest States was the National Oats division's only supplier of oats. As a result of this action, Harvest States filed a claim against Pro-Fac for, among other things, the receipt of payments for future oats purchases after the sale of National Oats division through fiscal year 1995. In April 1995, a settlement was reached with Harvest States resulting in no material cost to Pro-Fac.

A grower has filed suit against Curtice-Burns for damages resulting from defective seed which was purchased from the Southern Frozen Foods division.
The lawsuit alleges that the defective seed resulted in the loss of crops and acreage use for a growing season, and the grower is seeking approximately $1.0 million in damages. Management believes this claim is without merit and intends to vigorously defend its position. As the amount of damages is neither probable nor reasonably estimable, no accrual for loss has been included in the financial statements. In addition, management anticipates that all material costs of settlement, if incurred, will be covered under its insurance policies.

                                Commitments

Curtice-Burns' Southern Frozen Foods division has guaranteed an approximate $1.4 million loan for the City of Montezuma to renovate a sewage treatment plant operated by Southern Frozen Foods on behalf of the City.

                                Fire Claim

In July 1994, a plant operated by Curtice-Burns' Southern Frozen Foods division, located in Montezuma, Georgia, was damaged by fire. All material costs associated with the Facility repairs and business interruption are anticipated to be covered under Curtice-Burns' insurance policies. During the first quarter of fiscal 1995, a $6.5 million gain (before dividing with Pro-Fac and before taxes) was recorded by Curtice-Burns representing the insurance proceeds for the replacement value in excess of the depreciated book value of the building and equipment destroyed in this fire. It is expected the facility will be operational in the fourth quarter of fiscal 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
         RESULTS OF OPERATIONS

                      PRO-FAC'S RESULTS OF OPERATIONS

             Changes From the Corresponding Prior Year Quarter

For the quarter ended March 25, 1995, the change in net proceeds compared to the prior year is summarized below in millions of dollars:

   Curtice-Burns gross profit                                   $ 53.6
   Decreased share of Curtice-Burns earnings                      (2.5)
   Decreased interest income received from Curtice-Burns          (3.7)
   Increased selling, general and administrative expenses        (40.6)
   Increased interest expense                                     (7.8)
   Change in income before taxes, dividends, and allocations
     of net proceeds                                              (1.0)
   Change in tax benefit/(provision)                              (1.7)
   Change in net proceeds                                       $ (2.7)

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

              Nine Month Changes From the Corresponding Year

The commercial market value of crops delivered by members during the nine months ended March 25, 1995 decreased 0.3 percent to $58.2 million from $58.4 million in the comparable fiscal 1994 period.

For the nine months ended March 25, 1995, the change in net proceeds compared to the prior year is summarized below in millions of dollars:

   Curtice-Burns gross profit                                   $ 89.6
   Decreased share of Curtice-Burns earnings                      (9.8)
   Decreased interest income received from Curtice-Burns          (5.9)
   Increased selling, general and administrative expenses        (67.3)
   Increased interest expense                                    (11.6)
   Change in income before taxes, dividends, and allocations
     of net proceeds                                              (5.0)
   Change in tax benefit/(provision)                               4.4
   Change in net proceeds                                       $ (0.6)

The gross profit change represents Curtice-Burns gross profit after the acquisition. The changes in the Curtice-Burns profit split and interest income from Curtice-Burns also relates to the acquisition, since with the acquisition, these items ceased. The increased selling, general and administrative expenses were due to the inclusion of Curtice-Burns costs since the acquisition. The increased interest expense was primarily attributable to the increased borrowings related to the acquisition of Curtice-Burns by Pro-Fac. The change in the tax benefit/(provision) is the net result of the inclusion of Curtice-Burns' tax provision after the acquisition and a tax benefit, primarily related to the recording of the tax benefit relating to Pro-Fac's net operating loss carryforward from fiscal 1993 (see NOTE 6 -
"Other Matters" - "Favorable Tax Ruling".

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

Because of the profit split provisions within the Agreements between Curtice-
Burns and Pro-Fac, business conditions and trends affecting Curtice-Burns' profitability also affected the profitability of Pro-Fac, even before the acquisition. For these reasons, management believes discussions relating to the financial condition and results of operations of Pro-Fac should primarily focus on the operations of Curtice-Burns.

The following comparisons of Curtice-Burns' results to its prior-year periods present the results of Curtice-Burns for both the period prior to its acquisition by Pro-Fac as well as the period subsequent to the acquisition.
Therefore, comparisons to the prior-year periods are not comparable in certain respects due to differences between the cost bases of the assets prior to the acquisition compared to those after the acquisition as well as the effect on Curtice-Burns' operations for adjustments to depreciation, amortization and interest expense.

The following tables illustrate the Company's results of operations by business for the three and nine months of fiscal 1994 compared to the three and nine months of fiscal 1995.


Net Sales

(Dollars in Millions)
                                      Three Months Ended          Nine Months Ended
                                    3/25/95       3/26/94       3/25/95       3/26/94
                                         % of          % of          % of          % of
                                    $    Total    $    Total    $    Total    $    Total
Comstock Michigan Fruit ("CMF")    77.8   43.1   79.5   42.0  253.8   44.3  259.7   40.4
Nalley's Fine Foods                43.3   24.0   40.8   21.5  131.5   22.9  124.7   19.4
Southern Frozen Foods              23.6   13.1   22.7   12.0   73.3   12.8   70.9   11.0
Snack Foods Group                  14.1    7.8   14.5    7.7   44.8    7.8   45.3    7.1
Brooks Foods                        9.3    5.2    9.3    4.9   26.0    4.5   26.6    4.1
Finger Lakes Packaging             11.2    6.2   10.8    5.7   36.5    6.4   35.5    5.5
Intercompany eliminations1         (7.9)  (4.4)  (6.9)  (3.7) (25.1)  (4.4) (24.6)  (3.8)
  Subtotal ongoing operations     171.4   95.0  170.7   90.1  540.8   94.3  538.1   83.7
Businesses sold and to be sold2     9.0    5.0   18.8    9.9   32.4    5.7  104.7   16.3
  Total                           180.4  100.0  189.5  100.0  573.2  100.0  642.8  100.0

1 Intercompany sales by Finger Lakes

2 The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snacks business, and announced the potential sale of Nalley's Canada Ltd.  See NOTE 4 - "Disposals/Potential
  Disposal."

Cost of Sales

(Dollars in Millions)
                                      Three Months Ended          Nine Months Ended
                                    3/25/95       3/26/94       3/25/95       3/26/94
                                         % of          % of          % of          % of
                                    $    Total    $    Total    $    Total    $    Total
CMF                                59.1   46.7   59.2   44.1  188.2   46.7  195.1   42.7
Nalley's Fine Foods                26.0   20.5   24.8   18.5   79.3   20.0   76.3   16.7
Southern Frozen Foods              18.4   14.5   17.6   13.1   57.1   14.2   55.6   12.2
Snack Foods Group                   9.2    7.3    9.5    7.1   28.8    7.2   28.9    6.3
Brooks Foods                        5.9    4.7    6.1    4.6   16.5    4.1   17.3    3.8
Finger Lakes Packaging             10.3    8.1    9.5    7.1   33.2    8.2   32.0    7.0
Intercompany eliminations and
  corporate overhead               (9.2)  (7.4)  (6.6)  (5.0) (25.4)  (6.6) (23.0)  (5.0)
    Subtotal ongoing operations   119.7   94.4  120.1   89.5  377.7   93.8  382.2   83.7
Businesses sold and to be sold1     7.1    5.6   14.1   10.5   25.1    6.2   74.4   16.3
    Total                         126.9  100.0  134.2  100.0  402.8  100.0  456.6  100.0

1  The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snacks business, and announced the potential sale of Nalley's Canada Ltd.  See NOTE 4 -
   "Disposals/Potential Disposal."

Gross Profit

(Dollars in Millions)
                                     Three Months Ended          Nine Months Ended
                                    3/25/95      3/26/94       3/25/95       3/26/94
                                        % of          % of          % of          % of
                                   $    Total    $    Total    $    Total    $    Total
CMF                               18.7   34.9   20.3   36.7   65.6   38.5   64.6   34.7
Nalley's Fine Foods               17.3   32.3   16.0   28.9   52.2   30.6   48.4   26.0
Southern Frozen Foods              5.2    9.7    5.1    9.2   16.2    9.5   15.3    8.2
Snack Foods Group                  4.9    9.1    5.0    9.0   16.0    9.4   16.4    8.8
Brooks Foods                       3.4    6.3    3.2    5.8    9.5    5.6    9.3    5.0
Finger Lakes Packaging             0.9    1.7    1.3    2.4    3.3    1.9    3.5    1.9
Intercompany eliminations and
  corporate overhead               1.3    2.4   (0.3)  (0.5)   0.3    0.2   (1.6)  (0.9)
    Subtotal ongoing operations   51.7   96.4   50.6   91.5  163.1   95.7  155.9   83.7
Businesses sold and to be sold1    1.9    3.6    4.7    8.5    7.3    4.3   30.3   16.3
  Total                           53.6  100.0   55.3  100.0  170.4  100.0  186.2  100.0

1  The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snacks business, and announced the potential sale of Nalley's Canada Ltd.  See NOTE 4 -
   "Disposals/Potential Disposal."

Operating Income Before Dividing with Pro-Fac1

(Dollars in Millions)
                                      Three Months Ended         Nine Months Ended
                                    3/25/95       3/26/94      3/25/95       3/26/94
                                         % of         % of          % of          % of
                                    $    Total   $    Total    $    Total    $    Total
CMF                                6.2    46.3   7.4   74.8   24.3   56.3   21.6   57.6
Nalley's Fine Foods                4.0    29.9   3.2   32.3   12.6   29.2   11.5   30.7
Southern Frozen Foods              2.3    11.2   2.7   27.3    7.8   16.2    7.4   19.7
Snack Foods Group                  0.3     2.2   0.2    2.0    2.2    5.1    2.2    5.9
Brooks Foods                       1.2     9.0   0.9    9.1    3.3    7.6    3.2    8.5
Finger Lakes Packaging             0.7     5.2   0.6    6.1    2.3    5.3    2.5    6.7
Intercompany eliminations and
  corporate overhead1             (1.1)   (2.3) (2.7) (27.4)  (8.9) (18.8) (10.1) (27.0)
Subtotal ongoing operations       13.6   101.5  12.3  124.2   43.6  100.9   38.3  102.1
Businesses sold and to be sold2   (0.2)   (1.5) (2.4) (24.2)  (0.4)  (0.9)  (0.8)  (2.1)
    Total                         13.4   100.0   9.9  100.0   43.2  100.0   37.5  100.0

1  Table excludes restructuring (loss)/gain from division disposals of fiscal 1995 and 1994, change-in-control expense, and an insurance gain on assets resulting from a fire claim recorded in the first nine months of fiscal 1995.

2  The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snack business, and announced the potential sale of Nalley's Canada Ltd.  See NOTE 4 -
   "Disposals/Potential Disposal."

Depreciation and Amortization

(Dollars in Millions)
                                      Three Months Ended          Nine Months Ended
                                    3/25/95       3/26/94       3/25/95       3/26/94
                                         % of          % of          % of          % of
                                    $    Total    $    Total    $    Total    $    Total
CMF                                 2.9   43.9    2.6   45.6    7.8   42.9    8.3   44.9
Nalley's Fine Foods                 0.8   12.1    0.8   14.0    2.3   12.6    2.3   12.4
Southern Frozen Foods               0.7   10.6    0.6   10.5    1.9   10.4    1.7    9.2
Snack Foods Group                   0.6    9.1    0.6   10.5    1.6    8.8    1.6    8.7
Brooks Foods                        0.2    3.1    0.1    1.8    0.5    2.8    0.5    2.7
Finger Lakes Packaging              0.3    4.6    0.4    7.0    0.9    5.0    1.0    5.4
Corporate1                          0.9   13.6     --     --    2.2   12.0    0.2    1.0
    Subtotal ongoing operations     6.4   97.0    5.1   89.4   17.2   94.5   15.6   84.3
Businesses sold and to be sold2     0.2    3.0    0.6   10.6    1.0    5.5    2.9   15.7
    Total                           6.6  100.0    5.7  100.0   18.2  100.0   18.5  100.0

1  Includes adjustment for amortization of excess of purchase cost over net assets acquired.

2  The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snack business, and announced the potential sale of Nalley's Canada Ltd.  See NOTE 4 -
   "Disposals/Potential Disposal."

Total Assets

(Dollars in Millions)
                                        3/25/95                  3/26/94
                                               % of                     % of
                                    $          Total          $         Total
CMF                               215.9         30.8        198.7        43.0
Nalley's Fine Foods                87.5         12.5         82.7        17.8
Southern Frozen Foods              62.5          8.9         45.9         9.9
Snack Foods Group                  23.4          3.3         23.0         5.0
Brooks Foods                       11.5          1.6         11.2         2.4
Finger Lakes Packaging             32.3          4.6         30.8         6.6
Corporate1                        256.1         36.6         48.4        10.3
  Subtotal ongoing operations     689.2         98.3        440.7        95.0
Businesses sold to be sold2        11.7          1.7         22.9         5.0
  Total                           700.9        100.0        463.6       100.0

1 Includes excess of purchase cost over net assets acquired. These amounts are allocable to division operations following further analysis which will be completed in the fourth quarter of fiscal 1995.

2 The Company has sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snack business, and announced the potential sale of Nalley's Canada Ltd. See NOTE 4 - "Disposals/Potential Disposal."

The following table illustrates the Company's income statement data and the percentage of net sales represented by these items for the three and nine months ended March 25, 1995 and March 26, 1994.

Consolidated Statement of Operations

(Dollars in Millions)
                                       Three Months Ended            Nine Months Ended
                                     3/25/95       3/26/94        3/25/95         3/26/94
                                          % of          % of            % of            % of
                                     $    Sales    $    Sales     $     Sales     $     Sales
Net sales                          180.4  100.0  189.5  100.0   573.2   100.0   642.8   100.0
Cost of sales                      126.8   70.3  134.2   70.8   402.8    70.3   456.6    71.0
Gross profit                        53.6   29.7   55.3   29.2   170.4    29.7   186.2    29.0
Restructuring expenses, including
  net (loss)/gain from division
    disposals                         --     --     --     --    (8.4)   (1.5)    8.1     1.2
Change-in-control expenses            --     --     --     --    (2.2)   (0.4)     --      --
Gain on assets resulting from
  fire claim                          --     --     --     --     6.5     1.2      --      --
Other selling, administrative
  and general expenses             (40.2) (22.3) (45.4) (24.0) (127.2)  (22.2) (148.7)  (23.1)
Operating income before dividing
  with Pro-Fac                      13.4    7.4    9.9    5.2    39.1     6.8    45.6     7.1
Interest expense                   (10.5)  (5.8)  (4.3)  (2.3)  (24.0)   (4.2)  (14.3)   (2.2)
Pretax earnings before dividing
  with Pro-Fac                       2.9    1.6    5.6    2.9    15.1     2.6    31.3     4.9
Pro-Fac share of earnings           (1.4)  (0.8)  (2.5)  (1.3)   (7.3)   (1.3)  (15.0)   (2.3)
Income before taxes                  1.5    0.8    3.1    1.6     7.8     1.3    16.3     2.6
Provision for taxes                 (1.0)  (0.5)  (1.4)  (0.7)   (4.7)   (0.8)   (6.7)   (1.1)
Net Income                           0.5    0.3    1.7    0.9     3.1     0.5     9.6     1.5

       THREE-MONTH CHANGES FROM THE CORRESPONDING PRIOR YEAR PERIOD

                                 Net Sales

The Company's net sales in the third quarter of fiscal 1995 of $180.4 million decreased $9.1 million or 4.8 percent from $189.5 million in the third quarter of fiscal 1994. Net sales attributable to businesses sold or to be sold in connection with the Company's restructuring program discussed in NOTE 4 in the third quarter of fiscal 1995 were $9.0 million and $18.8 million in the third quarter of fiscal 1994. The Company's net sales from ongoing operations, excluding businesses sold or to be sold, were $540.8 million in the third quarter of fiscal 1995, an increase of $2.7 million or 0.5 percent from $538.1 million in the third quarter of fiscal 1994.

                               Cost of Sales

The Company's cost of sales in the third quarter of fiscal 1995 of $126.8 million decreased $7.4 million or 5.5 percent from $134.2 million in the third quarter of fiscal 1994. Of this decrease, $7.0 million was attributable to businesses sold or to be sold, and a $0.4 million reduction was attributable to the Company's ongoing operations. This decrease of $0.4 million was the result of variations in volume, selling prices, and product mix.

                               Gross Profit

Gross profit of $53.6 million in the third quarter of fiscal 1995 decreased $1.7 million or 3.1 percent from $55.3 million in the third quarter of fiscal 1994. Of this net decrease, a $2.8 million reduction was attributable to businesses sold or to be sold, and an increase of $1.1 million was attributable to increased gross profit at the Company's ongoing operations. This increase of $1.1 million was the result of variations in volume, selling prices, costs, and product mix.

            Other Selling, Administrative, and General Expenses

Other selling, administrative, and general expenses in the third quarter of fiscal 1995 of $40.2 million decreased $5.2 million or 11.5 percent from $45.4 million in the third quarter of fiscal 1994. This decrease of $5.2 million includes primarily:

(In Millions)
                                                  Businesses
                                          Sold or to be Sold  Ongoing  Total
Change in trade promotions                      $(1.4)         $(1.2)  $(2.6)
Change in advertising and selling costs          (2.1)           1.6    (0.5)
All other                                        (0.6)          (1.5)   (2.1)
Change in selling, administrative
  and general expenses                          $(4.1)         $(1.1)  $(5.2)

The $1.5 million decrease in other administrative cost, attributable to the Company's ongoing operations, was primarily related to reduced spending at Corporate Headquarters, with minor variations throughout the division operations.

              Operating Income - Before Dividing With Pro-Fac

The Company's operating income (before dividing with Pro-Fac) for the third quarter of fiscal 1995 of $13.4 million increased $3.5 million or 35.3 percent from $9.9 million in the third quarter of fiscal 1994. Included in the fiscal 1995 operating income are operating losses of $0.2 million (attributable to businesses sold or to be sold); and the fiscal 1994 operating income includes operating losses of $2.4 million, attributable to businesses sold or to be sold. The Company's operating income from ongoing operations of $13.6 million in the third quarter of fiscal 1995 increased $1.3 million or 10.6 percent from $12.3 million in the third quarter of fiscal 1994.

                             Interest Expense

Interest expense in the third quarter of fiscal 1995 of $10.5 million increased $6.2 million or 144.2 percent from $4.3 million in the third quarter of fiscal 1994. This increase was primarily attributable to the increased borrowing related to the acquisition of the Company by Pro-Fac.

                         Pro-Fac Share of Earnings

Pro-Fac's share of the Company's earnings in the third quarter of fiscal 1995 of $1.4 million decreased $1.1 million or 44.0 percent from $2.5 million in the third quarter of fiscal 1994. The Pro-Fac share of earnings in the third quarter of fiscal 1995 and fiscal 1994 was 50.0 percent and 44.6 percent, respectively, of the Company's pretax earnings before dividing with Pro-Fac.

                            Income Before Taxes

The Company's income before taxes in the third quarter of fiscal 1995 of $1.5 million decreased $1.6 million or 51.6 percent from $3.1 million in the third quarter of fiscal 1994.

                            Provision for Taxes

The provision for taxes in the third quarter of fiscal 1995 of $1.0 million decreased $0.4 million or 28.6 percent from $1.4 million in the third quarter of fiscal 1994. The effective tax rate for the quarter ended March 25, 1995 was 66.7 percent compared to 45.2 percent for the quarter ended March 26, 1994. The effective tax rate was negatively affected by the non-deductibility of the amortization of excess of purchase cost over net assets acquired.

                                Net Income

The Company's net income for the third quarter of fiscal 1995 of $0.5 million decreased $1.2 million or 70.6 percent from $1.7 million in the third quarter of fiscal 1994.

        NINE MONTH CHANGES FROM THE CORRESPONDING PRIOR YEAR PERIOD

                                 Net Sales

The Company's net sales in the first nine months of fiscal 1995 of $573.2 million decreased $69.6 million or 10.8 percent from $642.8 million in the first nine months of fiscal 1994. The net sales, attributable to businesses sold or to be sold in connection with the Company's restructuring program discussed in NOTE 4, were $32.4 million in the first nine months of fiscal 1995 and $104.7 million in the first nine months of fiscal 1994. The Company's net sales from ongoing operations, excluding businesses sold or to be sold, were $540.8 million in the first nine months of fiscal 1995, an increase of $2.7 million or 0.5 percent from $538.1 million in the first nine months of fiscal 1994. This net sales variance of $2.7 million for ongoing operations is comprised of increases and decreases as follows:

                                               Net Sales
                                               Variance
                  CMF                           $(5.9)
                  Nalley's Fine Foods             6.8
                  Southern Frozen Foods           2.4
                  All Other                      (0.6)
                                                $ 2.7

The decreased sales at the CMF division were primarily the result of decreased sales of popcorn ($3.4 million) and fruit fillings and toppings ($2.6 million). The increased sales at the Nalley's Fine Foods division were primarily the result of increased sales of pickles and relishes ($2.2 million), salad dressings ($1.3 million), and canned entrees and soups ($1.6 million). Southern Frozen Foods' increased sales were primarily the result of a $3.0 million increase in frozen vegetables, partially offset by a decrease in frozen fruit sales.

                               Cost of Sales

The Company's cost of sales in the first nine months of fiscal 1995 of $402.8 million decreased $53.8 million or 11.8 percent from $456.6 million in the first nine months of fiscal 1994. Of this decrease, $49.3 million was attributable to businesses sold or to be sold, and a $4.5 million reduction was attributable to the Company's ongoing operations. This decrease of $4.5 million was the result of variations in volume, selling prices, and product mix.

                               Gross Profit

Gross profit of $170.4 million in the first nine months of fiscal 1995 decreased $15.8 million or 8.5 percent from $186.2 million in the first nine months of fiscal 1994. Of this net decrease, a $23.0 million reduction was attributable to businesses sold or to be sold, and an increase of $7.2 million was attributable to increased gross profit at the Company's ongoing operations. This increase of $7.2 million was the result of variations in volume, selling prices, costs, and product mix. The $7.2 million increase in gross profit for ongoing operations is comprised of increases as follows:

                                                    Gross
                                                    Profit
                                                   Variance
              CMF                                   $ 1.0
              Nalley's Fine Foods                     3.8
              Southern Frozen Foods                   0.9
              Snack Foods Group                      (0.4)
              Intercompany profit elimination         1.5
              All Other                               0.4
                                                    $ 7.2

The increased gross profit at CMF is primarily comprised of a gross profit increase in the canned and frozen vegetable category ($3.9 million), partially offset by decreased gross profit on the fruit filling and topping category ($1.9 million, and the popcorn category ($1.1 million). Nalley's Fine Foods increased gross profit primarily relates to improved margins on canned entrees and soups ($4.0 million) and improved margins on peanut butter ($0.3 million), partially offset by reduced margins on pickles and relishes ($0.7 million). Southern Frozen Foods' increased gross profit primarily relates to improved margins on its increased sales of frozen vegetables.

             Restructuring Expenses Including Net (Loss)/Gain
                          From Division Disposals

Restructuring expenses, including net (loss)/gain from division disposals, resulted in a charge in the first nine months of fiscal 1995 of $8.4 million to reflect the impact of the sale of certain assets of the Nalley's U.S. Chips and Snack business and other expenses relating to the disposal of this operation. Included in the first nine months of fiscal 1994 was an $8.1 million net gain from restructuring, including division disposals, for a net increase in this expense from year to year of $16.5 million, all of which was incurred by the Predecessor Entity. See NOTE 4 - "Disposals/Potential Disposal."

                        Change-in-Control Expenses

Change-in-control expenses recorded in the first nine months of fiscal 1995, amounting to $2.2 million, reflect non-deductible expenses relating to the sale of the Company covering legal, accounting, investment banking, and other expenses relative to the change-in-control issue. All of these expenses were incurred by the Predecessor Entity. In recognizing this expense, the Company allocated one-half of this amount to Pro-Fac as a deduction to the profit split. See NOTE 3 -"Change in Control of the Company."

                 Gain on Assets Resulting From Fire Claim

The gain on assets resulting from the fire claim recorded in the first nine months of fiscal 1995 amounted to $6.5 million representing the insurance proceeds for the replacement value in excess of the depreciated book value of the building and equipment destroyed by fire on July 7, 1994 at the Southern Frozen Foods division. This gain was recorded by the Predecessor Entity.

            Other Selling, Administrative, and General Expenses

Other selling, administrative, and general expenses in the first nine months of fiscal 1995 of $127.2 million decreased $21.5 million or 14.5 percent from $148.7 million in the first nine months of fiscal 1994. This net decrease of $21.5 million includes primarily:

(In Millions)
                                                  Businesses
                                          Sold or to be Sold  Ongoing  Total
Change in trade promotions                     $ (6.6)         $(1.2)  $ (7.8)
Change in advertising and selling costs         (11.7)           3.8     (7.9)
All other                                        (2.3)          (3.5)    (5.8)
Change in selling, administrative,
  and general expenses                         $(20.6)         $ 0.9   $(21.5)

The $1.2 million decrease in trade promotions at the Company's ongoing operations is primarily comprised of a decrease at CMF of $2.5 million (which primarily relates to reduced spending on the fruit filling and topping category of $3.6 million, with minor increases in other categories) and increased trade promotions at Nalley's Fine Foods of $0.9 million (primarily related to increased spending on canned entrees and soups of $0.7 million and salad dressings of $0.6 million, offsetting decreased spending of $0.4 million on other product lines).

The $3.8 million increase in advertising and selling costs at the Company's ongoing operations represents increased costs at CMF ($2.0 million) and Nalley's Fine Foods ($1.9 million), with minor offsetting variations at other operations. The increase at CMF primarily relates to fruit fillings and toppings ($2.2 million), with minor variations in other product lines. The increase at Nalley's Fine Foods primarily relates to costs associated with canned entrees and soups ($0.8 million) and salad dressings ($0.7 million), with minor variations in other product lines.

The $3.5 million decrease in other administrative costs, attributable to the Company's ongoing operations, primarily relates to CMF and Corporate Headquarters, with minor variations at other operations. The improved costs at CMF amount to $0.3 million. Administrative expense reductions at Corporate Headquarters amount to $1.0 million. There is a $0.3 million reduction in the Company's management bonus accrual and a $0.4 million reduction in the currency exchange loss. In addition, dividend income relating to the Company's investment in the Bank amounted to $0.6 million.

                             Operating Income
                       Before Dividing with Pro-Fac

The Company's operating income (before dividing with Pro-Fac) for the nine months ended March 25, 1995 of $39.1 million decreased $6.5 million or 14.3 percent from $45.6 million in the nine months ended March 26, 1994. Included in the March 1995 operating income: the restructuring charges, including a loss from division disposals of $8.4 million; change-in-control expense of $2.2 million; gain on assets resulting from fire claim of $6.5 million; and operating losses attributable to businesses sold or to be sold of $0.2 million. Included in the March 1994 operating income: the restructuring gain from division disposals of $8.1 million and operating losses attributable to businesses sold or to be sold of $2.4 million. Excluding the restructuring loss/gain from division disposals, change-in-control expense, and gain on assets resulting from fire claim, and operating losses attributable to businesses sold or to be sold, the Company's operating income (before dividing with Pro-Fac) from ongoing operations for the nine months ended March 25, 1995 of $43.6 million increased $5.3 million or 13.8 percent from $38.3 million in the nine months ended March 26, 1994.

                             Interest Expense

Interest expense in the first nine months of fiscal 1995 of $24.0 million increased $9.7 million or 67.8 percent from $14.3 million in the first nine months of fiscal 1994. This increase was primarily attributable to the increased borrowing related to the acquisition of the Company by Pro-Fac.

                         Pro-Fac Share of Earnings

Pro-Fac's share of the Company's earnings in the first nine months of fiscal 1995 of $7.3 million decreased $7.7 million or 51.3 percent from $15.0 million in the first nine months of fiscal 1994. The restructuring expenses, change-in-control expense, and fire claim discussed above accounted for $6.1 million of this decrease. The Pro-Fac share of earnings in the first nine months of fiscal 1995 and fiscal 1994 was 48.3 percent and 47.9 percent, respectively, of the Company's pretax earnings before dividing with Pro-Fac.

                            Income Before Taxes

The Company's income before taxes in the first nine months of fiscal 1995 of $7.8 million decreased $8.5 million or 52.1 percent from $16.3 million in the first nine months of fiscal 1994. The restructuring expenses, change-in-control expense, and fire claim discussed above accounted for $6.1 million or
71.8 percent of the decrease.

                            Provision for Taxes

The provision for taxes in the first nine months of fiscal 1995 of $4.7 million decreased $2.0 million or 29.9 percent from $6.7 million in the first nine months of fiscal 1994. The effective tax rate in the nine months ended March 25, 1995 was 60.3 percent compared to 41.1 percent in the nine months ended March 26, 1994. The non-deductibility of the amortization of excess purchase cost over net assets acquired was primarily responsible for the significantly increased rate.

                                Net Income

The Company's net income for the first nine months of fiscal 1995 of $3.1 million decreased $6.5 million or 67.7 percent from $9.6 million in the first nine months of fiscal 1994.

The primary reasons for the Company's $6.5 million decrease in net income are the after-tax effect of the increased expenses relating to restructuring, change in control, and interest, partially offset by the gains resulting from the Southern Frozen Foods' fire claim and improvements in divisions' operating results as well as the change in the Company's effective tax rate -- all discussed above.

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

In addition to borrowings by Pro-Fac, which had been loaned to Curtice-Burns, substantially all cash not distributed by Pro-Fac to its members or security-holders had either been invested in assets leased to Curtice-Burns or loaned to Curtice-Burns to finance its operations.

In the first nine months of fiscal 1995, the net cash provided by operating activities reflects net income of $17.9 million, and amortization of assets amounted to $10.8 million. Inventories decreased $34.6 million, accounts receivable decreased $14.2 million, and deferred taxes decreased $2.6 million. Changes in other assets and liabilities amounted to $44.6 million.

Cash flows from investing activities include the acquisition and disposition of property, plant, and equipment and other assets held for or used in the production of goods, and the amounts relating to the acquisition of Curtice-Burns. Net cash provided by investing activities of $130.0 million in the first nine months of fiscal 1995 was comprised of $9.4 million paid for fixed assets and $1.2 million received for disposals. Cash paid for the acquisition of Curtice-Burns amounted to $136.3 million.

Net cash used in financing activities in the first nine months of fiscal 1995 of $154.3 was primarily comprised of payments for short- and long-term debt to liquidate the existing debt prior to the acquisition. The cash portion of non-qualified retain conversions amounted to $0.8 million, and dividends paid amounted to $4.9 million.
                              New Borrowings

Under the New Credit Agreement, Curtice-Burns is able to borrow up to $86.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $11.0 million in aggregate face amount of letters of credit pursuant to a Letter-of-Credit Facility. The borrowing base is defined as the lesser of (i) $86.0 million and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory ($96.4 million at March 25, 1995).

As of March 25, 1995, (i) cash borrowings outstanding under the Seasonal Facility were $66.0 million and (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing base, was $20.0 million. In addition to its seasonal financing, as of March 25, 1995, Pro-Fac had $23.8 million available for long-term borrowings under the Term-Loan Facility. Pro-Fac believes that the cash flow generated by its operations and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs, fund its capital expenditures and service its debt for the foreseeable future.

As a result of the acquisition of Curtice-Burns by Pro-Fac, Pro-Fac's total debt and interest expense have increased because the Notes have a substantially higher interest rate than the debt that was repaid with the proceeds from the Note Offering. The New Credit Agreement will require that Pro-Fac meet certain financial tests and ratios and comply with certain other restrictions and imitations. As of March 25, 1995, Pro-Fac is in compliance with all such restrictions and limitations.

                        Short- and Long-Term Trends

The vegetable portion of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. Indications for the 1994 crop year are that national supplies increased over the prior year due to the intentional increase in planned production by vegetable processors and increased crop yields thereby returning the current national supplies to ample levels. Yields in Curtice-Burns' growing areas increased as well. As of March 25, 1995, the Company's total inventories were $191.7 million, an increase of $23.5 million or 14.0 percent from $168.1 million in the prior year. This excess has affected seasonal-loan balances and will be gradually reduced by the end of the 1996 fiscal year. There are variations among the specific commodities and the effect on pricing and profitability in fiscal
1995 has depended upon individual company pricing practices and the effect of recent industry plant closings and production realignments.

In addition to the excess inventory discussed above, another element impeding the reduction of short-term debt in fiscal 1995 is the timing of reimbursement for cash expenditures relative to the facility repairs of the Company's Montezuma, Georgia plant with was destroyed by fire in July 1994. See NOTE
6 - "Other Matters - Fire Claim." While all material costs associated with the fire are anticipated to be covered under the Company's insurance policies, as of March 25, 1995, approximately $13.0 million of such expenditures were receivable from insurance companies.

Capital expenditures are expected to approximate $21.0 million in fiscal 1995. The largest, single capital project in process is renovation and updates to the Nalley's salad dressing plant in Tacoma, Washington. This capital project amounts to approximately $10.0 million and will provide increased production and efficiencies for the salad dressing line.

Required scheduled payments on long-term debt will approximate $8.0 million in the current calendar year. Management expects that cash provided from operations will be sufficient to cover the scheduled payments on long-term debt and planned capital expenditures.

                   Supplemental Information on Inflation

The changes in costs and prices within Pro-Fac's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      A. The Pro-Fac annual meeting was held on January 28, 1995 in Rochester, New York. Director elections were not involved in the annual meeting, as these elections take place on different dates and locations in each Region. The director elections were completed in March 1995.

The matters voted upon, the number of votes cast for and against were as follows:

         1. To consider and vote upon a proposed amendment to Pro-Fac's restated certification of incorporation to authorize the creation of five additional classes of preferred stock.

         2. To consider and vote upon several proposed amendments to Pro-Fac's bylaws.

            a. To remove from Pro-Fac's bylaws the requirement
               that the Board of Directors appoint a nominee of Agway Inc. and a nominee of Curtice-Burns Foods, Inc. to the Board of Directors, and to permit (rather than require) the board to appoint up to one-fifth of the total number of directors to represent primarily the interest of the general public in Curtice-Burns.

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

      B. The regional membership meetings for the members of Pro-Fac were held as follows;

                                  Region/
                     Date        District       City/State

               January 31, 1995     I/3    Berlin, Pennsylvania
               February 1, 1995     V      Montezuma, Georgia
               February 7, 1995    II/2    Harrisburg, Pennsylvania
               February 8, 1995    II/2    Havana, Illinois
               February 9, 1995   III      Lincoln, Nebraska
               February 15, 1995   IV      Portland, Oregon
               February 16, 1995   IV      Mt. Vernon, Washington
               March 16, 1995      II/1    Holland, Michigan

      C. Tom Croner, Dale Burmeister, and Albert Fazio were elected directors for a three-year term as a result of the elections at the regional meetings held in January, February, and March 1995. The following is a list of the remaining directors whose terms of office continued after the regional meetings:

                           Name               Date

                    Robert Call               1997
                    Glen Lee Chase            1996
                    Bruce Fox                 1996
                    Steven Koinzan            1997
                    Kenneth Mattingly         1996
                    Allan Mitchell            1997
                    Allan Overhiser           1997
                    Paul Roe                  1996
                    Edward Whitaker           1997

Following are the voting results from the Regional Meetings:

                           Votes Cast For   Votes Cast Against

      Tom Croner                  16                0
      Dale Burmeister            100                0
      Albert Fazio                29                0


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



                                      PRO-FAC COOPERATIVE, INC.




Date:    5/9/95             BY:          /s/ William D. Rice
                                 WILLIAM D. RICE, ASSISTANT TREASURER
                                     (Principal Accounting Officer)