Form 10-K405
period 1995-06-24
PRO FAC COOPERATIVE INC
filed 1995-09-21
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K

         (Mark One)
            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 (Fee Required)

                    For the Fiscal Year Ended June 24, 1995
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

              For the Transition Period from _________ to ____________

                 Registration Statement (Form S-1) No. 33-60273

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

                                    YES [X]  NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant as of August 21, 1995:

                            Common Stock: $9,394,630

(based upon par value of shares since there is no market for the Registrant's common stock)

Number of common shares outstanding at August 21, 1995:

                            Common stock: 1,878,926

                       The exhibit page begins on page 68
                               Page 1 of 71 pages

                                       FORM 10-K ANNUAL REPORT - 1995
                                         PRO-FAC COOPERATIVE, INC.
                                             TABLE OF CONTENTS

                                                   PART I
                                                                                               PAGE
ITEM 1.
                 Description of Business
                 General Development of Business...............................................   3
                 Relationship with Curtice-Burns ..............................................   4
                 Narrative Description of Business.............................................   5
                 Financial Information About Industry Segments.................................  10
                 Packaging and Distribution....................................................  10
                 Trademarks....................................................................  10
                 Raw Material Sources..........................................................  11
                 Environmental Matters.........................................................  12
                 Seasonality of Business.......................................................  13
                 Practices Concerning Working Capital..........................................  13
                 Significant Customers.........................................................  14
                 Backlog of Orders.............................................................  14
                 Business Subject to Government Contracts......................................  14
                 Competitive Conditions........................................................  14
                 New Products and Research and Development.....................................  15
                 Employees.....................................................................  15
ITEM  2.         Description of Properties.....................................................  16
ITEM  3.         Legal Proceedings.............................................................  17
ITEM  4.         Submission of Matters to a Vote of Security Holders...........................  17

                                                  PART II

ITEM  5.         Market for Registrant's Common Stock and
                   Related Stockholder Matters.................................................  17
ITEM  6.         Selected Financial Data.......................................................  18
ITEM  7.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations...............................  19
ITEM  8.         Financial Statements and Supplementary Data...................................  31
ITEM  9.         Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure......................................  55

                                                  PART III

ITEM 10.         Directors and Executive Officers of the
                   Registrant..................................................................  55
ITEM 11.         Executive Compensation........................................................  60
ITEM 12.         Security Ownership of Certain Beneficial Owners
                   and Management..............................................................  63
ITEM 13.         Certain Relationships and Related Transactions................................  64

                                                  PART IV

ITEM 14.         Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K.........................................................  66

                 Signatures....................................................................  70

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                        GENERAL DEVELOPMENT OF BUSINESS

Pro-Fac Cooperative, Inc. ("Pro-Fac" or "the Cooperative") is an agricultural cooperative corporation formed in 1960 under New York law to process and market crops grown by its members. Only growers of crops marketed through Pro-Fac (or associations of such growers) can become members of Pro-Fac; a grower becomes a member of Pro-Fac through the purchase of common stock. Its approximately 650 members are growers (or associations of growers) located principally in New York, Pennsylvania, Illinois, Michigan, Washington, Oregon, Iowa, Nebraska, North Dakota, Florida, California, and Georgia. The principal office of Pro-Fac is at 90 Linden Place, Rochester, New York 14625; its telephone number is (716) 383- 1850.

Curtice-Burns Foods, Inc. ("Curtice Burns" or the "Company") is a producer and marketer of processed food products, including canned and frozen fruits and vegetables, canned desserts and condiments, fruit fillings and toppings, canned chilies and stews, salad dressings, pickles, peanut butter and snack foods. In addition, Curtice-Burns manufactures cans, which are both utilized by the Company and sold to third parties. Pro-Fac and Curtice-Burns were established together in the early 1960s and have had a long-standing contractual relationship under an Integrated Agreement pursuant to which Pro-Fac provided crops and financing to Curtice-Burns, Curtice-Burns provided a market and management to Pro-Fac, and Pro-Fac shared in the profits of Curtice-Burns.

On November 3, 1994, Pro-Fac acquired Curtice-Burns (the "Acquisition"), and Curtice-Burns became a wholly-owned subsidiary of Pro-Fac. In connection with the Acquisition, Agway Inc. and the other shareholders of Curtice-Burns received $19.00 per share in cash for their shares of common stock of Curtice-Burns. The purchase price and fees and expenses related to the Acquisition were financed with borrowings under a new credit agreement (the "New Credit Agreement") with Springfield Bank for Cooperatives, predecessor to CoBank ACB (the "Bank"), and the proceeds of the Company's 12.25 percent Senior Subordinated Notes due 2005 (the "Notes"). Pro-Fac has guaranteed the obligations of the Company under the New Credit Agreement and the Notes.

As a result of the indebtedness incurred in connection with the Acquisition, Curtice-Burns is a much more highly leveraged company, with higher interest expenses, than prior to the Acquisition. The New Credit Agreement and the Notes restrict the ability of Pro-Fac to amend the Pro-Fac Marketing and Facilitation Agreement. The New Credit Agreement and the Notes also restrict the amount of dividends and other payments that may be made by the Company to Pro-Fac.

Pro-Fac crops include fruits (cherries, apples, blueberries, peaches, and plums), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, asparagus, potatoes, southern peas, dry beans, turnip roots, and leafy greens), and popcorn. These products are highly seasonal. Partly for this reason, Pro-Fac also processes products unrelated to Pro-Fac crops in these facilities. Such unrelated products include cheese sauce, soups and prepared ethnic foods, salad dressings, certain snack foods, and non-fruit fillings and puddings. These products are not seasonal, and their production permits better utilization of the Pro-Fac facilities year round, reducing the overhead burden on all products.

                        RELATIONSHIP WITH CURTICE-BURNS

Upon consummation of the Acquisition, certain disputed matters which were the subject of pending arbitration were resolved. The Integrated Agreement was terminated, and Pro-Fac and Curtice-Burns entered into the Pro-Fac Marketing and Facilitation Agreement as of November 3, 1994 (the "Pro-Fac Marketing Agreement"). The Pro-Fac Marketing Agreement reflects that much of the financing previously provided by Pro-Fac to Curtice-Burns has been restructured. Financing previously provided by the Bank to Pro-Fac, then re-lent by Pro-Fac to Curtice-Burns, is now provided directly by the Bank to Curtice-Burns under the New Credit Agreement. Pro-Fac's interest in the facilities and equipment of Curtice-Burns and Pro-Fac's investment in the Bank were transferred to Curtice-Burns at the time of the Acquisition. The Pro-Fac equity that was previously lent to Curtice-Burns was also transferred to Curtice-Burns.

The Pro-Fac Marketing Agreement resembles the Integrated Agreement in that it continues to provide for Pro-Fac to supply crops and additional financing to Curtice-Burns, for Curtice-Burns to provide a market and management services to Pro-Fac, and for Pro-Fac to share in the profits of Curtice-Burns. To preserve the independence of Curtice-Burns, the Pro-Fac Marketing Agreement also requires that certain of the directors of Curtice-Burns be individuals who are not employees or shareholders of, or otherwise affiliated with, Pro-Fac or the Company ("Disinterested Directors") and requires that certain decisions be approved by the Disinterested Directors.

Purchase of Crops From Pro-Fac: Under the Pro-Fac Marketing Agreement, Curtice-Burns purchases crops from Pro-Fac at the commercial market value
("CMV") of those crops. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Under both the Pro-Fac Marketing Agreement and the predecessor agreement to the Pro-Fac Marketing
Agreement, Curtice-Burns paid Pro-Fac $55.9 million, $59.2 million, and $59.8 million as CMV for crops purchased from Pro-Fac in fiscal years 1995, 1994, and 1993, respectively. The crops purchased by Curtice-Burns from Pro-Fac represented approximately 73 percent, 65 percent and 60 percent of all raw agricultural crops purchased by Curtice-Burns in fiscal 1995, 1994, and 1993, respectively.

CMV will be determined, similar to the process that existed prior to the Acquisition, by a joint committee of the Boards of Directors of Pro-Fac and Curtice-Burns, which is currently comprised of the Chief Executive Officer of Curtice-Burns and an equal number of Pro-Fac directors and Disinterested Directors. The Pro-Fac Marketing Agreement requires a majority of the Disinterested Directors to approve the recommendation of the joint committee. Although CMV is intended to be no more than the fair market value of the crops purchased by Curtice-Burns, it may be more or less than the price Curtice-Burns would pay in the open market in the absence of the Pro-Fac Marketing Agreement. The volume and type of crops to be purchased by Curtice-Burns under the Pro-Fac Marketing Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors.

Patronage Income of Pro-Fac: In addition to CMV, under the Pro-Fac Marketing Agreement, Curtice-Burns will pay to Pro-Fac as additional patronage income up to 90 percent of Curtice-Burns' pretax income on Pro-Fac related products (the "Pro-Fac Products"), or reduce CMV by up to 90 percent of Curtice-Burns' losses on Pro-Fac Products. The Pro-Fac Marketing Agreement provides that additional patronage income may not exceed 50 percent of Curtice-Burns' entire pretax income and that no more than 50 percent of Curtice-Burns' entire pretax loss will be charged to Pro-Fac, through a reduction of CMV, during the term of the Notes. Additional patronage income is paid to Pro-Fac for services provided to Curtice-Burns, including the provision of a long-term, stable crop supply, favorable payment terms for crops and access to cooperative bank financing and the sharing of risks in losses of operations of the business.

Curtice-Burns has historically paid Pro-Fac additional patronage income based on a portion of Curtice-Burns' pretax income. Under the predecessor agreements to the Pro-Fac Marketing Agreement, additional patronage income has generally been equal to 50 percent of the pretax income of Curtice-Burns, or in loss years amounts due to Pro-Fac for interest on its loans to Curtice-Burns have been reduced by 50 percent of Curtice-Burns' pretax losses. Curtice-Burns paid additional patronage income to Pro-Fac of $9.6 million and $16.9 million in fiscal 1995 and 1994 on account of Curtice-Burns' earnings for those years. In fiscal 1993, Curtice-Burns reduced the amount of interest due to Pro-Fac by $21.8 million based on a 50 percent allocation of a loss at Curtice-Burns.

Historically, Curtice-Burns has deducted additional patronage income for income tax purposes as an ordinary and necessary business expense for accommodations provided to Curtice-Burns by Pro-Fac. Under the Pro-Fac Marketing Agreement, Pro-Fac will continue to provide many of the same services as it has in the past. Although Curtice-Burns is a wholly-owned subsidiary of Pro-Fac, the payment of additional patronage income will be subject to a similar methodology to that established at arm's length in the past and will be approved by a majority of the Disinterested Directors. In January of 1995, the Boards of Directors of Curtice-Burns Foods, Inc. and Pro-Fac Cooperative, Inc. approved appropriate amendments to the Bylaws to allow the Company to qualify as a cooperative under Subchapter T of the Internal Revenue Code. A private letter ruling agreeing to this change was received from the Internal Revenue Service in August 1995. The effective date of the change is June 25, 1995. As a cooperative, patronage income will be deductible to the extent distributed to its members. Accordingly, taxation on patronage income is only imposed at the patron level. The objective of the change is both to maximize the amount of patronage income derived by Pro-Fac and to achieve a greater degree of certainty concerning the federal income tax treatment of additional patronage income paid by Curtice-Burns to Pro-Fac. See NOTE 7 - "Taxes on Income."

Additional patronage income received by Pro-Fac is deductible to Pro-Fac for federal tax purposes only to the extent distributed to its members. Pro-Fac may make this distribution to its members through a combination of cash and retains as long as a minimum of 20 percent of the amount is paid in cash as required by federal tax law. Pro-Fac has historically paid its members between 20 percent and 30 percent of additional patronage income in cash and the remaining portion in retains. Funds made available by the distribution of retains to members in lieu of cash have historically been reinvested by Pro-Fac in Curtice-Burns. Pro-Fac will be required to reinvest at least 70 percent of the additional patronage income in Curtice-Burns.

Under the Pro-Fac Marketing Agreement, Curtice-Burns will continue to manage the business and affairs of Pro-Fac and provide all personnel and systems required for its management.

                       NARRATIVE DESCRIPTION OF BUSINESS

General: The Company is a producer and marketer of processed food products including canned and frozen fruits and vegetables, canned desserts and condiments, fruit fillings and toppings, canned chilies and stews, salad dressings, pickles, peanut butter and snack foods. In addition, the Company manufactures cans which are both utilized by the Company and sold to third parties.

The Company sells products in three principal categories: (i) "branded" products, which are sold under the Company's trademarks, (ii) "private label" products, which are sold to grocers that in turn use their own brand names on the products and (iii) "food service" products, which are sold to food service institutions such as restaurants, caterers and bakeries and to schools. In fiscal 1995, approximately one-half of the Company's net sales were branded and the remainder were split between private label and food service. The Company's branded products include "Comstock," "Thank You" and "Wilderness" fruit fillings and toppings, "Nalley" chilies and stews, "Bernstein's" salad dressings and "Adams" peanut butter. The Company's private label products include salad dressings, salsa, fruit fillings and toppings, canned puddings and canned and frozen vegetables, which are sold to customers such as A&P, Kroger, Safeway, Topco, Wegman's and Winn-Dixie. The Company's food service products include salad dressings, pickles, fruit fillings and toppings, canned and frozen vegetables, canned puddings, cheese sauces and canned and frozen fruit, which are sold to customers such as Carvel, Disney, Foodservice of America, KFC, McDonald's and Sysco.

Comstock Michigan Fruit: CMF, the Company's largest division, headquartered in Rochester, New York, produces products in three principal categories: (i) fruit fillings and toppings, (ii) aseptically produced products and (iii) canned and frozen fruits and vegetables. In fiscal 1995, approximately one-third of CMF's net sales represented branded products, approximately one-third represented private label products and approximately one-third represented food service products. CMF markets its branded products under the "Thank You," "Comstock," "Wilderness," "Greenwood," "Silver Floss," "Blue Boy," "Super Pop," "Pop-Eye," and "Pops-Rite" labels. The following table sets forth the net sales and division operating income for CMF for the periods shown:

(Dollars in Millions)

                                                   Fiscal Year Ended
                                    -----------------------------------------
                                    June 24,        June 25,         June 26,
                                      1995            1994             1993
                                    --------        --------         ------

       Net sales                      $332.1          $333.4          $317.8
       Operating income                 31.9            29.6            23.0


CMF estimates the national fruit fillings and toppings market to be approximately $225.0 million. CMF's fruit fillings and toppings are marketed under the "Comstock", "Thank You" and "Wilderness" brands, which held a national market share of approximately 52 percent in the fruit filling segment in fiscal 1995. CMF's fruit fillings and toppings are sold both through grocers to the public and to food service institutions such as restaurants, caterers and bakeries and to schools. In fiscal 1994, the Company introduced the "More Fruit/More Flavor" program at CMF, which involved the production of fruit fillings and toppings with more fruit content, which CMF sells at a premium price. The Company believes this program has increased CMF's market share in the fruit fillings and toppings category.

CMF's aseptic operations produce puddings, cheese sauces and dips for sale by CMF and diet drinks for sale by a third party under a co-packing arrangement. The aseptic production process involves preparation of the product in a sterile environment beginning with batch formulation and continuing through packaging. As a result, once packaged, the product requires no further cooking. The Company believes its aseptic production facility is state-of-the-art. In 1994, CMF's aseptically processed puddings accounted for approximately 66 percent of the national food service market and aseptically processed cheese sauces accounted for approximately one-quarter of the national food service market.

CMF's fruit and vegetable processing business includes both branded and private label production. It also includes value added products such as canned specialty fruits and frozen vegetable mixes. Success in the fruit and vegetable processing business is driven by, among other things, an ability to control costs. The Company has aggressively sought to reduce costs in the fruit and vegetable processing business by closing plants, making capital investments in the modernization of processing equipment, changing its product mix and refining advertising strategies. For example, in fiscal 1993, the Company initiated production consolidation efforts involving the closing of CMF plants located in Michigan and New York. Programs aimed at further reducing costs include continued capital investment in cost savings projects and further vegetable plant production efficiencies. Subsequent to the end of fiscal 1995, on July 21, 1995, the Company acquired Packer Foods, Inc (see further discussion in NOTE 11 of the Consolidated Financial Statements). Packer's operation is in the process of being merged into the CMF operations.

Nalley's Fine Foods: Nalley's is headquartered in Tacoma, Washington. It markets canned meat products such as chilies and stews, pickles, salad dressings, peanut butter and syrup, which are sold throughout the Northwest and Western United States under the "Nalley" brand and other premium brand names, such as "Bernstein's" salad dressing and "Adams" natural peanut butter. Approximately three-quarters of Nalley's products are branded; however, private label accounts for a growing percentage of Nalley's business. The following table sets forth the net sales and division operating income for Nalley's for the periods shown:

(Dollars in Millions)
                                          Fiscal Year Ended
                                -----------------------------------------
                                June 24,        June 25,         June 26,
                                  1995            1994             1993
                                --------        --------         ------

   Net sales                      $181.2          $171.8          $164.5
   Operating income                 18.7            16.5            19.1


The Nalley's products have been a vehicle for growth through both geographic expansion and line extension. Several of Nalley's products have leading market shares in the Pacific Northwest, such as Nalley's chili, which had a market share of approximately 55 percent, and "Nalley" and "Farman's" pickles, which together had a market share of approximately 48 percent, for the 52-week period ended June 1995. In the Pacific Northwest, the Company's "Nalley" and "Bernstein's" brands of salad dressings had a combined market share of approximately 18 percent for the same period. Nalley's has taken an aggressive position in growing its market share in the salad dressing category. It is believed by management that over the last three years, Nalley's has been the only major salad dressing company on the West Coast to grow its share consistently. It has done this by pursuing unique line extensions (e.g., Bernstein's "Wine Country Italian"), entering fast-growing market segments with superior-quality products (e.g., Bernstein's fat-free dressings), and by entering new markets, such as refrigerated dressings (e.g., Bernstein's refrigerated dressings).

In line with the growing trend toward private label, Nalley's has been aggressively pursuing this profitable business segment. Specifically, Nalley's has been executing its three-tiered store label strategy on specialty Mexican products, such as chili and salsa, salad dressings and canned soups. The three-tiered strategy allows the Company to offer to its private label customers products in a "good," "better," "best" format. For example, if the grocer seeks a premium salsa brand, Nalley's can offer its top-tier brand of salsa. By using the three-tiered approach, the Company has successfully extended the reach of its available products. The private label customer base continues to expand on a national basis and includes

Winn-Dixie in the Southeast, Wegman's in Upstate New York, Topco in the Midwest, and Ralph's and Western Family on the West Coast.

Southern Frozen Foods: Southern Frozen Foods, headquartered in Montezuma, Georgia, freezes and sells a full line of southern vegetables such as black-eyed peas, okra and leafy greens as well as a line of traditional vegetables such as corn, peas, squash and green beans. Southern also produces specialty side dishes, breaded vegetables and onion rings, and a small amount of frozen fruit. The following table sets forth the net sales and division operating income for Southern for the periods shown:

(Dollars in Millions)

                                        Fiscal Year Ended
                                -----------------------------------------
                                June 24,        June 25,         June 26,
                                  1995            1994             1993
                                --------        --------         ------
   Net sales                      $96.6           $94.3           $93.4
   Operating income                 9.2            10.2             7.6

Southern's products are marketed under the following brand names: McKenzie's", "Southern Farms", "Gold King", "Chill-Ripe" and "Tropic Isle." Approximately one-half of Southern's products are sold under brand labels, with "McKenzie's" and "Southern Farms" accounting for approximately 27 percent of the southern vegetable market in the Southeastern United States for the 52-week period ended February 5, 1995. Approximately 15 percent of Southern's products are sold to private label customers with major accounts including Winn-Dixie, Federated Foods, SuperValu and Marketing Management. Distribution is primarily in the Southeast and South Central portions of the United States.

On July 7, 1994, a fire destroyed Southern's breading and packaging operations. In the interim the Division outsourced these functions. On July 7, 1995, the new plant and all production lines were back in operation. The new facility is 35 percent larger and houses state of the art packaging, breading and fryer equipment.

Snack Foods Group:  The Snack Foods Group consists of three separate  divisions:
(i) Snyder, (ii) Tim's and (iii) Husman. The following table sets forth the net sales and division operating income for the Snack Foods Group for the periods shown:

(Dollars in Millions)

                                          Fiscal Year Ended
                                -----------------------------------------
                                June 24,        June 25,         June 26,
                                  1995            1994             1993
                                --------        --------         ------

   Net sales                      $60.5           $61.2           $65.4
   Operating income                 3.6             2.7             4.1

      Snyder of Berlin: Snyder of Berlin, headquartered in Berlin, Pennsylvania, produces and markets several varieties of potato chips in distinctive silver-colored bags, as well as several varieties of cornbased snack products in conventional packaging, primarily under the "Snyder of Berlin" brand. Snyder products are recognized for their unique taste and freshness among users in Western Pennsylvania, Ohio and West Virginia, some of the country's highest per capita snack consumption markets.

      Tim's Cascade Chips: Tim's Cascade Chips, located in Auburn, Washington, produces kettle-fried potato chips for distribution in the Washington, Northern Idaho, and Western Oregon area. Kettle frying produces a potato chip that is thicker and crisper than other potato chips.

      Husman's Snack Foods: Husman's Snack Foods, located in Cincinnati, Ohio, manufactures and markets potato chips, popcorn, and cheese curls and distributes other snack items in Cincinnati and Dayton, Ohio and areas of northern Kentucky. Husman's targets unique products and packaging to maintain a strong potato chip market share. Multi-packs and licensing agreements with local restaurants are two ways Husman's creates their value added proposition.

Brooks Foods: Brooks Foods located in Mt. Summit, Indiana markets canned beans and tomato products under their "Brooks" brand and private label or store brands. The majority of sales, over 75 percent, are sold under the Brooks brand and consist of value added items such as Chili Hot Beans and stewed tomatoes. The following table sets forth the net sales and division operating income for Brooks for the periods shown:

(Dollars in Millions)

                                          Fiscal Year Ended
                                -----------------------------------------
                                June 24,        June 25,         June 26,
                                  1995            1994             1993
                                --------        --------         ------

   Net sales                      $30.2           $30.0           $30.7
   Operating income                 2.8             3.1             2.7

Brooks chili beans are the dominant leader with an average category share of more than 65 percent. Brooks value-added canned tomatoes with chili seasonings continue to grow share under the "Just for Chili" brand name after only a few short years from introduction. Brooks brand "Rich & Tangy Ketchup" continues to hold a very visible position in all stores in Brooks markets; in fact, has been experiencing some unit growth in recent months.

Brooks growth in store-brand canned bean sales has continued, attributable in large part to efficiency improvements and cost controls. Brooks has made great strides in becoming a low-cost producer for these items and should see further strides in this direction over the next two years. In the large-volume category, opportunity continues to further decrease costs.

Brooks also co-packs for other companies and further opportunities are being explored in this area.

Finger Lakes Packaging Company: Finger Lakes, headquartered in Lyons, New York, manufactures various sizes of three-piece sanitary food cans for sale to the Company and third parties. In fiscal 1994, approximately two-thirds of Finger Lakes sales were to other divisions of the Company and one-third were to other customers. The following table sets forth the net sales and division operating income (before elimination of intercompany sales) for Finger Lakes for the periods shown:

(Dollars in Millions)

                                           Fiscal Year Ended
                                -----------------------------------------
                                June 24,        June 25,         June 26,
                                  1995            1994             1993
                                --------        --------         ------

   Net sales                      $49.7           $49.9           $47.1
   Operating income                 3.5             3.9             2.9


Finger Lakes' three-part, metal sanitary cans are used in the retail, food service and institutional markets. These cans are recyclable and provide economical containers for the Company's products based on volume run and customer base.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The business of Pro-Fac is principally conducted in one industry segment, the processing and sale of various food products. The table set forth below shows certain financial information relating to that industry segment for each of Pro-Fac's last five fiscal years. The financial statements for the fiscal years ended June 24, 1995, June 25, 1994, and June 26, 1993, which are included in this report, reflect the information set forth in the table.


                                                                     Fiscal Years
                                        -------------------------------------------------------------------
Dollars in Millions                     June 24,       June 25,      June 26,       June 26,       June 28,
                                          1995           1994          1993           1992           1991
                                          ----           ----          ----           ----           ----

Net sales                                $522.4         $ 58.2         $ 59.7        $ 63.4         $ 62.2

Sales to unaffiliated
    customers                            $522.4         $ 58.2         $ 59.7        $ 63.4         $ 62.2

Net income/(loss)                        $ 29.5         $ 24.5         $(17.5)       $ 13.9         $  5.3

Total assets                             $689.7         $296.1         $324.9        $361.4         $395.6

                           PACKAGING AND DISTRIBUTION

The food products produced by the Company are distributed to various consumer markets in all 50 states as well as in Canada. Branded lines of CMF, Southern and Brooks divisions are sold through food brokers which sell primarily to supermarket chains and various institutional feeders. Nalley's has its own sales personnel responsible for sales within the Pacific Northwest and uses food brokers for sales in other marketing areas. Snyder's, Tim's and Husman's products are marketed through distributors, some of which are owned and operated by the Company, who sell directly to retail outlets in Kentucky, Maryland, Ohio, Pennsylvania, Virginia, West Virginia, Washington, Northern Idaho and Western Oregon.

Customer brand operations encompass the sale of products under private labels to chain stores and under the controlled labels of buying groups. For example, private label customers of CMF include such major food distributors as A&P, Kroger, Safeway, Topco, Wegman's and Winn-Dixie. The Company has developed central storage and distribution facilities that permit multi-item single shipment to customers in key marketing areas.

Curtice-Burns Express ("CBX"), a subsidiary of the Company, is a licensed common carrier with authority in 48 states. It is used by the Company to obtain backhaul volume on shipments via the Company's trucks or contract haulers. The other divisions of the Company lease their equipment to CBX for these backhauls.

                                   TRADEMARKS

The major brand names under which the Company markets its products are trademarks of the Company. Such brand names are considered to be of material importance to the business of the Company since they have the effect of developing brand identification and maintaining consumer loyalty. All of the Company's trademarks are of perpetual duration so long as periodically renewed, and it is currently intended that the Company will maintain them in force. The major brand names utilized by the Company are as follows:


          Product                                Brand Name
---------------------------    --------------------------------------------

Chilies, stews and soups       Brooks, Mariners Cove, Nalley

Fruits and vegetables          Blue Boy, Brooks, Chill-Ripe, Gold King,
                               Gracias, Greenwood, Hoosier Sweets, Just for
                               Chili, McKenzie's, Naturally Good, Ritter,
                               Southern Farms, Southland, Thank You, Tropic
                               Isle

Fruit fillings and toppings    Comstock, Globe, Gracias, Thank You,
                               Wilderness

Peanut butter                  Adams

Pickles                        Farman's, Nalley

Popcorn                        Pop-Eye, Pops-Rite, Super Pop

Puddings                       Gracias, Thank You

Salad dressings                Bernstein's, Bernstein's Light Fantastic,
                               Nalley

Sauerkraut                     Silver Floss

Snack food                     Cheese Pleezers, Husman, La Restaurante,
                               Snyder of Berlin, Thunder Crunch, Tim's
                               Cascade Chips

Syrup                          Lumberjack


                              RAW MATERIAL SOURCES

It is currently anticipated that the Company will continue to acquire a substantial part of its raw agricultural products from Pro-Fac. In fiscal 1995, approximately 73 percent of the crops processed by the Company were supplied by Pro-Fac. The Company also will purchase on the open market some crops of the same type and condition as those purchased from Pro-Fac. Such open market purchases may occur at prices higher or lower than those paid to Pro-Fac for similar products.

The canned and frozen vegetable portion of the Company's business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation in a given year. This oversupply typically will result in depressed selling prices and reduced profitability to the Company on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This shortage typically will result in higher selling prices and increased profitability to the Company. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. For example, the 1993 floods in the Midwest and the drought in the South produced lower crop yields in those areas and increased prices, even though the crops in the Company's growing areas were at normal levels. Favorable weather conditions in the 1994 growing season produced high crop yields resulting in somewhat depressed selling prices, increased inventory levels throughout the year, and a higher carryover inventory at the end of the year. The impact of the 1993 growing season principally affected the Company's operating results in fiscal 1994, and the impact of the 1994 growing season principally affected the Company's operating results in fiscal 1995. The impact of the 1995 growing season on the Company's operating results for fiscal 1996 cannot be determined until late fall of 1995 when national supplies are known.

Except for cans manufactured by Finger Lakes, the Company purchases all of its requirements for nonagricultural products, including containers, on the open market. Although the Company has not experienced any difficulty in obtaining adequate supplies of such items, occasional periods of short supply of certain raw materials may occur.

                             ENVIRONMENTAL MATTERS

The disposal of solid and liquid waste material resulting from the preparation and processing of foods and the emission of wastes and odors inherent in the heating of foods during preparation are subject to various federal, state, and local environmental laws and regulations. Such laws and regulations have had an important effect on the food processing industry as a whole, requiring substantially all firms in the industry to incur material expenditures for modification of existing processing facilities and for construction of new waste treatment facilities. The Company is also subject to standards imposed by regulatory agencies pertaining to the occupational health and safety of its employees. Management believes that continued measures to comply with such laws and regulations will not have a material adverse effect upon its competitive position.

Among the various programs for the protection of the environment which have been adopted to date, the most important for the operations of the Company are the waste water discharge permit programs administered by the environmental protection agencies in those states in which the Company does business and by the federal Environmental Protection Agency. Under these programs, permits are required for processing facilities which discharge certain wastes into streams and other bodies of water, and the Company is required to meet certain discharge standards in accordance with compliance schedules established by such agencies. The Company has to date received permits for all facilities for which permits are required, and each year submits applications for renewal permits for some of the facilities. Such renewal permits are currently being processed, and the Company expects that they will be issued by the agencies in due course.

While the Company cannot predict with certainty the effect of any proposed or future environmental legislation or regulations on its processing operations, management of the Company believes that the waste disposal systems which are now in operation or which are being constructed or designed are sufficient to comply with all currently applicable laws and regulations.

A facility owned by the Company in Brockport, New York, known as the Former 3M/Dynacolor Plant Site (DEC Site No. 828066) and used by prior owners as a manufacturing facility, was in May 1995 classified as a hazardous waste site presenting a significant threat to the environment. DEC is currently assessing any impact on groundwater from soil contamination. Until the results of DEC's assessment are available, it is not possible to determine what, if any, response actions will be required at the facility.

The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, ("CERCLA") along with over 100 other entities, at the Ellis Road Site in Jacksonville, Florida. To date, the Company has paid approximately $45,000 toward the completion of various removal actions and soil clean up. EPA is evaluating the need for groundwater remediation which, if required, the Company does not believe will have a material impact on its earnings given its relatively small contribution of material to the site and the availability of other viable PRPs.

The Company has been identified by EPA as a PRP under CERCLA at the Spectron Inc. Site located in Elkton, Maryland. The investigation of the site is still in the preliminary stages, and it is not yet possible to estimate the scope or cost of whatever remedial action may be required. However, based upon its very small contribution of material to the site and the large number of other viable PRPs, the Company does not believe this matter will have a material impact on its earnings.

The Company is cooperating with environmental authorities in remedying various leaks and spills at several of its plants, primarily associated with underground storage tanks. Such actions are being conducted pursuant to procedures approved by the appropriate environmental authorities at a cost that is not significant, except for one project at the Company's Nalley's plant in Tacoma, Washington, where the cost of remediation is expected to be approximately $1,250,000, which amount has been properly accrued in the financial statements.

Expenditures related to environmental programs and facilities have not had, and are not expected to have, a material effect on the earnings of the Company.

In fiscal 1995, total capital expenditures of Pro-Fac and the Company were $32.6 million (including $12.8 million relating to a fire claim reimbursed by insurance proceeds), of which approximately $1.6 million was devoted to the construction of environmental facilities. The Company estimates that the capital expenditures for environmental control facilities, principally waste water treatment facilities, for the 1996 fiscal year will be approximately $3.3 million. However, there can be no assurance that expenditures will not be higher.

                            SEASONALITY OF BUSINESS

From the point of view of sales, the business of the Company is not highly seasonal, since the demand for its products is fairly constant throughout the year. Exceptions to this general rule include some products that have higher sales volume in the cool weather months (such as canned fruits and vegetables, chili, and fruit fillings and toppings), and others that have higher sales volume in the warm weather months (such as potato chips, and condiments). Since many of the raw materials processed by the Company are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the harvest seasons of such crops.

                      PRACTICES CONCERNING WORKING CAPITAL

The Company must maintain substantial inventories throughout the year of those finished products produced from seasonal raw materials; these inventories are generally financed through seasonal borrowings.

A short-term line of credit is extended to the Company under agreements with CoBank, ACB. This line of credit is used primarily for seasonal borrowing, the amount of which fluctuates during the year. The line of credit is subject to annual renewal.

Both the maintenance of substantial inventories and the practice of seasonal borrowing are common to the food processing industry.

                             SIGNIFICANT CUSTOMERS

The Company's one principal industry segment is not dependent upon the business of a single customer or a few customers. The Company does not have any customers to which sales are made in an amount which equals 10 percent or more of the Company's net sales. The loss of even its biggest customer would not have a materially adverse effect on the Company.

                               BACKLOG OF ORDERS

Backlog of orders has not historically been significant in the business of the Company. Orders are filled shortly after receipt from inventories of packaged and processed foods.

                   BUSINESS SUBJECT TO GOVERNMENTAL CONTRACTS

No material portion of the business of the Company is subject to renegotiation of profits with, or termination by, any governmental agency.

                             COMPETITIVE CONDITIONS

All products of the Company, particularly branded products, compete with those of national and major regional food processors under highly competitive conditions. Many of the national manufacturers have substantially greater resources than the Company. The principal methods of competition in the food industry are ready availability of a broad line of products, product quality, price, and advertising and sales promotion.

In recent years, and particularly when various food items are in short supply, the constant availability of a full line of food items and the ability to deliver the required items rapidly and economically have been among the most important competitive factors in the markets in which the Company operates. The Company believes that it is competitive with national brands in this area since distribution of many of its regional brands and custom-pack food items are limited to areas which can easily be served from its production and distribution facilities. In this way, the problems inherent in attempting to supply markets remote from its principal areas of operation are minimized, and the marketing area is commensurate with the production and storage facilities.

The expansion of the operations of the Company over the years has also allowed it to offer more complete and diverse lines of products. In the early years of its existence, the Company marketed principally commodity canned vegetables. The Company now also markets a broad range of snack foods, desserts, condiments and other specialty food items, canned and other frozen entrees, salad dressings and branded frozen vegetables. While all of these products are not offered in every marketing area, in many areas the Company can offer a diverse line of products, and the original commodity vegetable items now account for only 18.0 percent of Company sales.

Quality of product and uniformity of quality are also important methods of competition. The Company's relationship with Pro-Fac gives the Company local sources of supply, thus allowing the Company to exercise control over the quality and uniformity of much of the raw product which it purchases. The members of Pro-Fac generally operate relatively large production units with emphasis on mechanical growing and harvesting techniques. This factor is also an advantage in producing uniform, high-quality food products.

The Company's pricing is generally competitive with that of other food processors for products of comparable quality. The branded products of the Company are marketed under regional brands and its marketing programs are focused on local tastes and preferences as a means of developing consumer brand loyalty. The Company's advertising program utilizes local media, and strong emphasis is placed on in-store promotions.

Although the relative importance of the above factors may vary as between particular products or customers, the above description is generally applicable to all of the products of the Company in the various markets in which they are distributed.

Profit margins for canned and frozen fruits and vegetables are subject to industry supply and demand fluctuations, attributable to changes in growing conditions, acreage planted, inventory carryover, and other factors. The Company has endeavored to protect against changing growing conditions through geographical expansion of its sources of supply. The Company has also taken steps to lessen the impact of such cycles on its earnings by diversifying into food product lines which are not affected as severely by fluctuation in profit margins. The Company has emphasized the merchandising of its own brands and expanded service and product development for its high volume private label and food service customers. The percentage of sales under brand names owned and promoted by the Company (including franchise brands) increased from 35 percent in fiscal 1972 to a current level of approximately 52.2 percent; sales to the food service industry (restaurants and institutional customers), which were insignificant in 1972, now represent approximately 23.5 percent; private label sales, which were more than half the Company's sales in 1972, currently represent approximately 20.6 percent; and sales to other manufacturers are approximately 3.7 percent of total sales.

An estimate of the number of competitors in the markets served by the Company is very difficult. Nearly all products sold by the Company compete with the nationally advertised brands of the leading food processors, including Borden, DelMonte, Green Giant, Heinz, Frito-Lay, Kraft, Vlasic, Birdseye, and similar major brands, as well as with the branded and private label products of a number of regional processors, many of which operate only in portions of the marketing area served by the Company. While the major brands are dominant in branded products on a national level, the Company believes that it is a significant factor in many of the marketing areas served by one or more of its regional brands.

                   NEW PRODUCTS AND RESEARCH AND DEVELOPMENT

The amount expensed during the last three fiscal years on Company-sponsored and customer-sponsored research activities relating to the development of new products or the improvement of existing products was not material, and the number of employees engaged full-time in such research activities is also not material. While several divisions of the Company operate test kitchens and pilot plants for the development of new products, the emphasis generally has been on the development of related products or modifications of existing products for the Company's brands and customized products for the Company's private label and food service businesses. No new products which required the investment of a material amount of assets have been publicly announced.

                                   EMPLOYEES

As of June 24, 1995, the Company had 3,802 full-time employees, of whom 2,720 were engaged in production and the balance in management, sales and administration. As of that date, the Company also employed approximately 950 seasonal and other part-time employees, almost all of whom were engaged in production. Most of the production employees are members of various labor unions. The Company believes its relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTIES

Historically, Pro-Fac has held title to, and leased to the Company, most of the processing facilities, warehouses and other plants and equipment (including equipment located in properties not owned by Pro-Fac) utilized in the Company's business.

In connection with the Acquisition, Pro-Fac transferred to Curtice-Burns all of the plants, other real property, and equipment previously owned by Pro-Fac and leased to Curtice-Burns. As a result, all plants, warehouses, office space and other facilities used by Curtice-Burns in its business are now either owned by Curtice-Burns or one of its subsidiaries or leased from third parties. Most of the properties owned by Curtice-Burns are subject to mortgages in favor of the Bank. In general, each division occupies a large facility in which its executive offices, a processing plant and warehouse space are located. Some divisions have additional processing plants located in rural areas that are convenient for the delivery of crops from Pro-Fac members and/or additional warehouse locations dispersed to facilitate the distribution of finished products. Curtice-Burns believes that its facilities are in good condition and suitable for the operations of the Company.

Eight of the properties are held for sale. These properties are located in Denver, Colorado; Wall Lake, Iowa; Clifton, New Jersey; Alton, New York; South Dayton, New York; Rushville, New York; Albany, Oregon; and Vancouver, British Columbia, Canada.

In July 1994, a plant operated by Southern, located in Montezuma, Georgia, was damaged by fire. All material costs associated with repairs to the facility have been covered under the Company's insurance policies. Costs associated with business interruption are currently under negotiation with the insurance carriers.

The following table describes all facilities leased or owned by the Company (other than the eight properties held for sale and certain public warehouses leased by the Company from third parties from time to time). Except as otherwise noted, each facility set forth below is owned by the Company.

                       FACILITIES UTILIZED BY THE COMPANY

                       Type of Property                                                                        Square
                         (By Division)                                            Location                      Feet
----------------------------------------------------------                ----------------------              -------

COMSTOCK MICHIGAN FRUIT:

Office building, manufacturing plant and warehouse*                       Benton Harbor, MI                    239,252
Distribution center                                                       Coloma, MI                           400,000
Manufacturing plant and warehouse                                         Fennville, MI                        370,600
Warehouse                                                                 Sodus, MI                            243,138
Warehouse and office; public storage facility (1)                         Vineland, NJ                         198,000
Warehouse                                                                 Alton, NY                             60,060
Freezing plant; warehouse; office and dry storage                         Barker, NY                           150,100
Freezing plant                                                            Bergen, NY                           122,009
Cold storage and repack facility and public storage warehouse             Brockport, NY                        429,052
Cutting, curing and packaging plant                                       Gorham, NY                            55,534
Canning plant and warehouse; freezing plant                               Leicester, NY                        205,599
Distribution center and warehouse                                         LeRoy, NY                            137,300
Canning plant and warehouse; freezing plant                               Oakfield, NY                         203,403
Canning plant and warehouse                                               Red Creek, NY                        137,264
Cutting, curing and canning plant                                         Shortsville, NY                      103,686
Cutting and curing plant                                                  Waterport, NY                         21,626
Manufacturing plant                                                       Ridgway, IL                           50,000
Distribution and warehouse                                                North Bend, NE                        50,000


                                        FACILITIES UTILIZED BY THE COMPANY
                                                    (Continued)

                  Type of Property                                                                        Square
                    (By Division)                                            Location                      Feet
------------------------------------------------------------              ------------                    ------

NALLEY'S FINE FOODS:
--------------------
Office building, warehouse and tank farm                                  Enumclaw, WA                     87,313
Office building, manufacturing plant and warehouse                        Tacoma, WA                      438,000
Parking lot and yards (1)                                                 Tacoma, WA                      162,570
Warehouses (1)                                                            Tacoma, WA                      254,000
Receiving and grading station (1)                                         Cornelius, OR                    11,700
Receiving and grading station (1)                                         Mount Vernon, WA                 30,206

SOUTHERN FROZEN FOODS:
----------------------
Office, freezing plant, cold storage and repackaging facility             Montezuma, GA                   563,442
Office, freezing plant and cold storage                                   Alamo, TX                       110,000

SNACK FOODS GROUP:
------------------
Office, plant and warehouse                                               Berlin, PA                      190,225
Administrative, plant, warehouse and distribution center (1)              Auburn, WA                       37,600
Office, plant and warehouse                                               Cincinnati, OH                  113,576
Distribution Center                                                       Elwood City, PA                   8,000
Distribution Center                                                       Monessen, PA                     10,000

BROOKS FOODS:
-------------
Office building, canning plant and warehouse                              Mt. Summit, IN                  200,000

FINGER LAKES PACKAGING:
-----------------------
Can manufacturing plant                                                   Lyons, NY                       147,376

CORPORATE HEADQUARTERS:
-----------------------

Headquarters office (1) (Includes office space for CMF
  as well as Corporate Conference Center)                                 Rochester, NY                    62,500


(1) Leased from third parties, although certain related equipment is owned by the Company.

*  Also includes can manufacturing equipment operated by Finger Lakes Packaging.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings other than routine litigation incidental to the business to which either the Company or Pro-Fac is a party or to which any of their property is subject. Further, no such proceedings are known to be contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS.

The information required by this item is contained in NOTES 9 and 10 to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA**

Consolidated Operating Data:
(Dollars in Thousands, Except Capital Stock Data)



                                                                                     Six-Year Summary
                                                        -------------------------------------------------------------------------

                                                          1995           1994        1993          1992        1991        1990
                                                        --------       --------    --------      -------     --------     ------
Net sales                                               $522,413       $ 58,237    $ 59,735      $ 63,434    $ 62,194     $ 60,823
Cost of sales                                            384,838         58,237      59,735        63,434      62,194       60,823
                                                        --------       --------    --------      --------    --------     --------
Gross profit                                             137,575             --          --            --          --           --
Share of Curtice-Burns earnings/(loss)
   prior to acquisition                                    5,137         18,599     (21,800)        9,505       5,907       11,448
Interest income from Curtice-Burns
   prior to acquisition                                    6,102         15,630      17,090        19,869      22,681       22,641
Interest income, other                                     4,402             --          --            --          --           --
Cost relating to fire claim                               (2,315)            --          --            --          --           --
Other selling, general, and
   administrative (expenses)/income                      (99,341)         1,056         965           559          37          345
                                                        --------       --------    --------      --------    --------     --------
Operating income/(loss)                                   51,560         35,285      (3,745)       29,933      28,625       34,434
Interest expense                                         (29,035)       (11,587)    (13,753)      (17,179)    (20,302)     (19,614)
                                                        --------       --------    --------      --------    --------     --------
Income/(loss) before taxes, dividends
   and allocation of net proceeds                         22,525         23,698     (17,498)       12,754       8,323       14,820
Tax benefit/(provision)                                    7,028            844          --         1,151      (3,023)      (4,389)
                                                        --------       --------    --------      --------    --------     --------
Net income/(loss)                                       $ 29,553       $ 24,542    $(17,498)     $ 13,905    $  5,300     $ 10,431
                                                        ========       ========    ========      ========    ========     ========
Allocation of Net Proceeds:

   Net income/(loss)                                    $ 29,553       $ 24,542    $(17,498)     $ 13,905    $  5,300     $ 10,431
   Dividends on common and preferred stock                (4,914)        (4,390)     (4,548)       (4,437)     (4,099)      (3,553)
                                                        --------       --------    --------      --------    --------     --------
   Net proceeds/(deficit)                                 24,639         20,152     (22,046)        9,468       1,201        6,878
   Allocation (to)/from earned surplus                   (16,964)        (2,856)     27,917          (155)       (524)      (3,716)
                                                        --------       --------    --------      --------    --------     --------
   Net proceeds available to members                    $  7,675       $ 17,296    $  5,871      $  9,313    $    677     $  3,162
                                                        ========       ========    ========      ========    ========     ========
Allocation of net proceeds available to members:

   Payable to members currently (20% of qualified
     proceeds available to members)                     $  1,475       $  3,109    $  1,052      $  2,253    $     91     $    649
Allocated to members but retained by the

   Cooperative:

     Qualified retains                                     5,900         12,437       4,209         6,760         271        1,946
     Non-qualified retains                                   300          1,750         610           300         315          567
                                                        --------       --------    --------      --------    --------     --------
     Net proceeds available to members                  $  7,675       $ 17,296    $  5,871      $  9,313    $    677     $  3,162
                                                        ========       ========    ========      ========    ========     ========
     CMV                                                $ 55,855       $ 59,216    $ 59,800      $ 64,152    $ 61,204     $ 54,928
                                                        --------       --------    --------      --------    --------     --------
     Net proceeds as a percent of CMV                      44.11%         34.03%     (36.87)%       14.76%       1.96%       12.52%
                                                        --------       --------    --------      --------    --------     --------
Net proceeds available to members as a percent of CMV:
     Qualified                                             13.20%         26.25%       8.80%        14.05%        .59%*       4.72%
     Non-qualified                                           .54%          2.96%       1.02%          .47%        .52%        1.03%
                                                        --------       --------    --------      --------    --------     --------
     Total net proceeds allocated to
       members as a percent of CMV                         13.74%         29.21%       9.82%        14.52%       1.11%        5.75%
                                                        --------       --------    --------      --------    --------     --------
   Percent of qualified net proceeds
     available to members paid in cash                     20.00%         20.00%      20.00%        25.00%      25.00%       25.00%
                                                        --------       --------    --------      --------    --------     --------
Balance Sheet Data:

   Investment in direct financing leases                $     --       $141,322    $173,513      $187,298    $193,300     $146,643
   Common stock                                         $  9,395       $ 10,284    $ 13,455      $ 13,097    $ 12,009     $ 10,509
   Shareholders' investment and members'
     capitalization                                     $135,833       $113,481    $ 96,449      $120,042    $114,586     $113,628
   Total long-term debt and senior subordinated
     notes                                              $343,665       $127,134    $168,000      $164,000    $178,025     $192,406
   Total assets                                         $689,739       $296,051    $324,884      $361,408    $385,556     $385,091
                                                        --------       --------    --------      --------    --------     --------
Capital Stock Data

   Cash dividends per share:
     Common (par value $5.00)                           $   .275       $    .25    $    .25      $    .25    $    .25     $    .25
     Preferred (par value $25.00)                       $ 1.6875       $ 1.5625    $ 1.8125      $   2.00    $ 2.1875     $   2.25
   Average common stock investment per member           $ 15,032       $ 14,546    $ 18,662      $ 17,771    $ 16,339     $ 13,938
                                                        --------       --------    --------      --------    --------     --------
Number of Members:                                           625            707         721           737         735          754

-----------------
* Excludes an additional allocation of 1991 net proceeds which was distributed to members in fiscal 1992. This allocation of $3,727 (6.09 percent of 1991
   CMV) was distributed 25 percent in cash and the remainder in the form of qualified retains. See "Statement of Changes in Shareholders' and Members' Capitalization and Common Stock" and also NOTES 9 and 10 to the "Notes to Consolidated Financial Statements."

** Certain  prior year amounts have been reclassified  to conform to fiscal 1995 presentation.
                                       18

ITEM 7. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL  CONDITION  AND
        RESULTS OF OPERATIONS

The purpose of this review is to highlight the more significant changes in the major items of Pro-Fac's statement of net proceeds from fiscal 1993 through 1995.

                        PRO-FAC'S RESULTS OF OPERATIONS

As a result of the acquisition on November 3, 1994, the consolidated results of operations of Pro-Fac after that date include gross profit, operating expenses, and other results of operations of Curtice-Burns. Prior to November 3, 1994, Pro-Fac's results of operations included only amounts paid or payable by Curtice-Burns to Pro-Fac under the Integrated Agreement.

Changes From Fiscal 1994 to Fiscal 1995: For the year ended June 24, 1995, the change in net proceeds compared to the prior year is summarized below in millions of dollars:


Curtice-Burns gross profit                                             $ 137.6
Decreased share of Curtice-Burns earnings                                (13.5)
Decreased interest income received from Curtice-Burns                     (9.5)
Interest income, other                                                     4.4
Cost relating to fire claim                                               (2.3)
Increased selling, general and administrative expenses                  (100.4)
Increased interest expense                                               (17.5)
                                                                       --------
Change in income before taxes, dividends, and allocations
   of net proceeds                                                        (1.2)
Change in tax benefit                                                      6.2
                                                                       --------
Change in net income                                                   $   5.0
                                                                       ========


The gross profit change represents Curtice-Burns gross profit after the acquisition. The increased selling, general and administrative expenses were due to the inclusion of Curtice-Burns costs since the acquisition. The increased interest expense was primarily attributable to the increased borrowings related to the acquisition of Curtice-Burns by Pro-Fac. The change in the tax benefit is the net result of the inclusion of Curtice-Burns' tax provision after the acquisition and a tax benefit, primarily related to the recording of the tax benefits relating to a net operating loss carryforward and a tax settlement regarding the Cooperative's exempt status (see NOTE 7 - "Taxes on Income").

Changes From Fiscal 1993 to Fiscal 1994: The 1994 commercial market value of crops delivered during the production season decreased to $59.2 million from $59.8 million in fiscal 1993. This 1.0 percent decrease was the net result of a
2.5 percent tonnage increase offset by the effect of price and mix variations from the commodities.

For the year ended June 24, 1995, the change in net proceeds and the allocation to members compared to the prior year is summarized below in millions of dollars:



Increased proceeds from Curtice Burns                                   $ 40.4
Increased net interest income                                              0.7
Change in bank dividend                                                    0.1
Change in excess of revenues before taxes, dividends,
   and allocation of net proceeds                                         41.2
Benefit for taxes                                                          0.8
Change in dividends                                                        0.2
                                                                        -------
Change in net proceeds                                                    42.2
Less increase in allocation to earned surplus                            (30.8)
                                                                        -------
Increase in net proceeds available to members                           $ 11.4
                                                                        =======

The $40.4 million positive change in proceeds from Curtice Burns is caused by the 1993 restructuring charge which resulted in a negative amount of proceeds of $21.8 million for that year. The fiscal 1994 amount of $18.6 million reflects improved earnings at Curtice Burns and a share of the gain in sale of assets of $3.9 million during 1994.

Prior to the acquisition most of the proceeds of Pro-Fac had always been derived from the sale to Curtice-Burns of the crops of its members and hence depended primarily upon the volume and commercial market value of these crops (which accrued to Pro-Fac at the time of delivery). In addition, proceeds depended upon the profitability of the finished products made from Pro-Fac crops and raw materials from other sources which were then processed and sold by Curtice-Burns during the course of the fiscal year. Under the Agreements between the two companies previously and presently in effect, the total purchase price for crops and the financing charge were both based in part on the results of operations of Curtice-Burns.

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

Curtice Burns' Results of Operations: The following tables illustrate the Company's results of operations by business for the fiscal years ended June 24, 1995, June 25, 1994, and June 26, 1993, and the Company's total assets by business as at June 24, 1995 and June 25, 1994.

Net Sales
(Dollars in Millions)


                                                                       Fiscal Years Ended
                                                      --------------------------------------------------------
                                                          6/24/95             6/25/94              6/26/93
                                                      ---------------     ---------------      ---------------
                                                                % of                % of                 % of
                                                        $       Total       $       Total        $       Total
                                                      -----     -----     -----     -----      -----     -----


Comstock Michigan Fruit ("CMF")                       332.1      44.4     333.4      40.2      317.8      36.1
Nalley's Fine Foods                                   181.2      24.2     171.8      20.7      164.5      18.7
Southern Frozen Foods                                  96.6      12.9      94.3      11.4       93.4      10.7
Snack Foods Group                                      60.5       8.1      61.2       7.4       65.4       7.4
Brooks Foods                                           30.2       4.0      30.0       3.6       30.7       3.5
Finger Lakes Packaging                                 49.7       6.6      49.9       6.0       47.1       5.4
Intercompany eliminations 1                           (34.3)     (4.5)    (34.4)     (4.1)     (32.9)     (3.7)
                                                      -----     -----     -----     -----      -----     -----
   Subtotal ongoing operations                        716.0      95.7     706.2      85.2      686.0      78.1
Businesses sold or to be sold 2                        32.5       4.3     122.9      14.8      192.6      21.9
                                                      -----     -----     -----     -----      -----     -----
   Total                                              748.5     100.0     829.1     100.0      878.6     100.0
                                                      =====     =====     =====     =====      =====     =====

1    Intercompany sales by Finger Lakes

2 The Company sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snacks business, and subsequent to 1995 fiscal year end, sold Nalley's Canada Ltd. See NOTE 4 - "Disposals."

Operating Income Before Dividing with Pro-Fac 1

(Dollars in Millions)


                                                                      Fiscal Years Ended
                                                  -----------------------------------------------------------
                                                      6/24/95               6/25/94             6/26/93
                                                  ---------------      ----------------      ----------------
                                                            % of                  % of                 % of
                                                    $       Total        $        Total        $       Total
                                                  ------    -----      ------     -----      -----     -----

CMF                                                31.9      54.5       29.6       59.7       23.0      59.1
Nalley's Fine Foods                                18.7      32.0       16.5       33.3       19.1      49.1
Southern Frozen Foods                               9.2      15.7       10.2       20.5        7.6      19.5
Snack Foods Group                                   3.6       6.1        2.7        5.4        4.1      10.6
Brooks Foods                                        2.8       4.8        3.1        6.3        2.7       6.9
Finger Lakes Packaging                              3.5       6.0        3.9        7.9        2.9       7.5
Intercompany eliminations and
   corporate overhead 1                           (10.0)    (17.1)     (15.1)     (30.5)     (14.4)    (37.0)
                                                  -----     -----      -----      -----      -----     -----
      Subtotal ongoing operations                  59.7     102.0       50.9      102.6       45.0     115.7
Businesses sold or to be sold 2                    (1.2)     (2.0)      (1.3)      (2.6)      (6.1)    (15.7)
                                                  -----     -----      -----      -----      -----     -----
      Total                                        58.5     100.0       49.6      100.0       38.9     100.0
                                                  =====     =====      =====      =====      =====     =====

1 Table excludes restructuring (loss)/gain from division disposals of fiscal 1995, 1994, and 1993 change in control expense in fiscal 1995 and 1994, and gain on assets net of additional costs incurred as a result of a fire claim recorded in fiscal 1995.

2 The Company sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snack business and, subsequent to 1995 fiscal year end, sold Nalley's Canada Ltd. See NOTE 4 - "Disposals."

Depreciation and Amortization

(Dollars in Millions)

                                                                     Fiscal Years Ended
                                                  ----------------------------------------------------------
                                                      6/24/95               6/25/94             6/26/93
                                                  ---------------      ----------------      ---------------
                                                            % of                  % of                 % of
                                                    $       Total        $        Total        $       Total
                                                  -----     -----      ------     -----      -----     -----
CMF                                               10.3       43.3       11.5       44.8       11.6      38.0
Nalley's Fine Foods                                4.2       17.6        3.0       11.7        3.0       9.8
Southern Frozen Foods                              3.9       16.4        2.5        9.7        2.1       6.9
Snack Foods Group                                  1.8        7.6        2.0        7.8        2.0       6.5
Brooks Foods                                       0.7        2.9        0.6        2.3        0.6       2.0
Finger Lakes Packaging                             1.6        6.7        1.2        4.7        1.4       4.6
Corporate                                          0.5        2.1        1.7        6.5        2.7       8.9
                                                  ----      -----      -----      -----      -----     -----
   Subtotal ongoing operations                    23.0       96.6       22.5       87.5       23.4      76.7
Businesses sold or to be sold 1                    0.8        3.4        3.2       12.5        7.1      23.3
                                                  ----      -----      -----      -----      -----     -----
   Total                                          23.8      100.0       25.7      100.0       30.5     100.0
                                                  ====      =====      =====      =====      =====     =====



1 The Company sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snack business and, subsequent to 1995 fiscal year end, sold Nalley's Canada Ltd. See NOTE 4 - "Disposals."

Total Assets

(Dollars in Millions)



                                               6/24/95               6/25/94
                                           ---------------        -------------
                                                     % of                 % of
                                             $       Total       $        Total
                                           -----     -----      -----     -----

CMF                                         267.9      39.9     218.5      48.9
Nalley's Fine Foods                         158.9      23.6      73.8      16.5
Southern Frozen Foods                        97.9      14.6      48.2      10.8
Snack Foods Group                            28.4       4.2      24.5       5.4
Brooks Foods                                 20.9       3.1      11.0       2.5
Finger Lakes Packaging                       46.1       6.9      39.3       8.8
Corporate                                    38.4       5.7       5.8       1.3
                                            -----     -----     -----     -----
   Subtotal ongoing operations              658.5      98.0     421.1      94.2
Businesses sold or to be sold 1              13.8       2.0      25.8       5.8
                                            -----     -----     -----     -----
   Total                                    672.3     100.0     446.9     100.0
                                            =====     =====     =====     =====



1 The Company sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, and the Nalley's U.S. Chips and Snack business and, subsequent to 1995 fiscal year end, sold Nalley's Canada Ltd. See NOTE 4 - "Disposals."

The following table illustrates the Company's income statement data and the percentage of net sales represented by these items for the fiscal years ended June 24, 1995, June 25, 1994, and June 26, 1993.

Consolidated Statement of Operations

(Dollars in Millions)



                                                                                     Fiscal Years Ended
                                                              ---------------------------------------------------------------
                                                                   6/24/95                 6/25/94               6/26/93
                                                              -------------------     -----------------     -----------------
                                                                            % of                  % of                  % of
                                                                 $          Sales       $         Sales       $         Sales
                                                              -------       -----     ------      -----     -----       -----


Net sales                                                      748.5        100.0      829.1      100.0      878.6      100.0
Cost of sales                                                  530.1         70.8      592.6       71.5      632.6       72.0
                                                              ------        -----     ------      -----     ------      -----
Gross profit                                                   218.4         29.2      236.5       28.5      246.0       28.0
Restructuring expenses, including
      net (loss)/gain from division
        disposals                                               (8.4)        (1.1)       7.8        0.9      (61.0)      (6.9)
Change in control expenses                                      (2.2)        (0.3)      (3.5)      (0.4)        --        --
Gain on assets net of additional costs
      incurred as result of a fire claim                         4.1          0.5         --         --         --         --
Other selling, administrative and
      general expenses                                        (159.9)       (21.3)    (186.9)     (22.5)    (207.1)     (23.6)
                                                              ------        -----     ------      -----     ------      -----
Operating income/(loss) before
      dividing with Pro-Fac                                     52.0          6.9       53.9        6.5      (22.1)      (2.5)
Interest expense                                               (32.4)        (4.3)     (18.2)      (2.2)     (19.6)      (2.2)
                                                              ------        -----     ------      -----     ------      -----
Pretax earnings/(loss) before dividing
      with Pro-Fac                                              19.6          2.6       35.7        4.3      (41.7)      (4.7)
Pro-Fac share of (earnings)/loss                                (9.6)        (1.3)     (16.9)      (2.0)      21.8        2.5
                                                              ------        -----     ------      -----     ------      -----
Income/(loss) before taxes                                      10.0          1.3       18.8        2.3      (19.9)      (2.2)
Provision for taxes                                             (6.0)        (0.8)      (8.7)      (1.1)      (3.9)      (0.5)
                                                              ------        -----     ------      -----     ------      -----
Net income/(loss)                                                4.0          0.5       10.1        1.2      (23.8)      (2.7)
                                                              ======        =====     ======      =====     ======      =====

                    CHANGES FROM FISCAL 1994 TO FISCAL 1995

General: Net sales declined 9.7 percent in the year, to $748.5 million from $829.1 million the previous year due primarily to divested businesses. Operating earnings for fiscal 1995 reflect changes in many product lines.

The chips and snacks segment posted gains, while the popcorn earnings at CMF declined. Vegetable prices decreased during the year because there was an ample national supply in the fall of 1994, but vegetable earnings for the year were still ahead of fiscal 1994. Net income of $4.0 million for fiscal 1995 compared to $10.1 million a year ago. The decrease in net income is primarily due to increased interest expense caused by the revised capital structure of the Company and the gain on the sale of National Oats included in the fiscal 1994 results.

Net Sales: The Company's net sales in fiscal 1995 of $748.5 million decreased $80.6 million or 9.7 percent from $829.1 million in fiscal 1994. The net sales attributable to businesses sold or to be sold in connection with the Company's restructuring program discussed in NOTE 4 were $32.5 million in fiscal 1995 and $122.9 million in fiscal 1994. The Company's net sales from ongoing operations, excluding businesses sold or to be sold, were $716.0 million in fiscal 1995, an increase of $9.8 million or 1.4 percent from $706.2 million in fiscal 1994. This net sales variance of $9.8 million for ongoing operations is primarily comprised of a $9.4 million increase at Nalley's with minor variations at other divisions. An increase of $5.4 million in sales of pickles and relishes and an increase of $2.7 million in dressing sales were the primary reasons for Nalley's increase.

Gross Profit: Gross profit of $218.4 million in fiscal 1995 decreased $18.1 million or 7.7 percent from $236.5 million in fiscal 1994. Of this net decrease, a $23.9 million reduction was attributable to businesses sold or to be sold, and an increase of $5.8 million was attributable to increased gross profit at the Company's ongoing operations. This increase of $5.8 million was the result of variations in volume, selling prices, costs, and product mix. The increase in gross profit for ongoing operations is comprised of increases and decreases as follow:


                                                                 Gross
                                                                 Profit
                                                                Variance
                                                                --------

         CMF                                                     $(0.8)
         Nalley's Fine Foods                                       5.1
         Southern Frozen Foods                                    (0.9)
         Snack Foods Group                                         0.5
         All Other                                                 1.9
                                                                 -----
                                                                 $ 5.8
                                                                 =====



Nalley's Fine Foods increased gross profit primarily relates to improved margins on canned entrees and soups ($3.4 million) and improved margins on dressings ($1.2 million).

Restructuring  Expenses  Including  Net  (Loss)/Gain  From  Division  Disposals:
Restructuring expenses, including net (loss)/gain from division disposals, resulted in a charge in fiscal 1995 of $8.4 million to reflect the impact of the sale of certain assets of the Nalley's U.S. Chips and Snack business and other expenses relating to the disposal of this operation. Included in fiscal 1994 was an $7.8 million net gain from restructuring, including division disposals, for a net increase in this expense from year to year of $16.2 million, all of which was incurred by the Predecessor entity. See NOTE 4 -- "Disposals."

Change in Control Expenses: Change in control expenses recorded in fiscal 1995 and fiscal 1994, amounting to $2.2 million and $3.5 million, respectively, reflect non-deductible expenses relating to the sale of the Company covering legal, accounting, investment banking, and other expenses relative to the change in control issue. All of these expenses were incurred prior to the acquisition. See NOTE 3 - "Change in Control of Curtice Burns."

Gain on Assets Net of Additional Costs Incurred as a Result of Fire Claim at Southern Frozen Foods: The gain on assets net of additional costs incurred as a result of a fire claim recorded in fiscal 1995 amounted to $4.2 million.

Other Selling, Administrative, and General Expenses: Other selling, administrative, and general expenses in fiscal 1995 of $159.9 million decreased $27.0 million or 14.4 percent from $186.9 million in fiscal 1994. This net decrease of $27.0 million includes primarily:

(In Millions)


                                                          Businesses
                                               -------------------------------
                                               Sold or to be Sold      Ongoing     Total
                                               ------------------      -------     -----

Change in trade promotions                           $ (8.1)           $(2.8)      $(10.9)
Change in advertising and selling costs               (13.8)             2.0        (11.8)
All other                                              (5.6)             1.3         (4.3)
                                                     ------            -----       ------
Change in selling, administrative,
   and general expenses                              $(27.5)           $ 0.5       $(27.0)
                                                     ======            =====       ======



The $2.8 million decrease in trade promotions at the Company's ongoing operations is primarily comprised of a decrease at CMF of $4.0 million (which primarily relates to reduced spending on the fruit filling and topping category, with minor increases in other categories) and increased trade promotions at Nalley's Fine Foods of $0.8 million (primarily related to increased spending on canned entrees and soups and salad dressings, offsetting decreased spending on other product lines).

The $2.0 million increase in advertising and selling costs at the Company's ongoing operations represents increased costs at CMF ($1.5 million) and Nalley's Fine Foods ($1.6 million), with minor offsetting variations at other operations. The increase at CMF primarily relates to fruit fillings and toppings, with minor variations in other product lines. The increase at Nalley's Fine Foods primarily relates to costs associated with canned entrees and soups and salad dressings, with minor variations in other product lines.

The $1.3 million increase in other administrative expenses primarily relates to increased amortization of intangibles resulting from the acquisition and other minor offsetting variances.

Operating Income Before Dividing with Pro-Fac: The Company's operating income (before dividing with Pro-Fac) for fiscal 1995 of $52.0 million decreased $1.8 million or 3.3 percent from $53.8 million in fiscal 1994. Included in the 1995 operating income: the restructuring charges, including a loss from division disposals of $8.4 million; change in control expenses of $2.2 million; net gain on assets resulting from fire claim of $4.2 million; and operating losses attributable to businesses sold or to be sold of $1.2 million. Included in the 1994 operating income: the restructuring gain from division disposals of $7.8 million; change in control expenses of $3.5 million; and operating losses attributable to businesses sold or to be sold of $4.8 million. Excluding the restructuring loss/gain from division disposals, change in control expense, gain on assets net of additional costs incurred resulting from the fire claim, and operating losses attributable to businesses sold or to be sold, the Company's operating income (before dividing with Pro-Fac) from ongoing operations for fiscal 1995 of $59.7 million increased $5.3 million or 9.7 percent from $54.4 million in fiscal 1994.

Interest Expense: Interest expense in fiscal 1995 of $32.4 million increased $14.2 million or 78.0 percent from $18.2 million in fiscal 1994. This increase was primarily attributable to the increased borrowing and increased interest rates related to the acquisition of the Company by Pro-Fac.

Pro-Fac Share of Earnings: Pro-Fac's share of the Company's earnings in fiscal 1995 of $9.6 million decreased $7.3 million or 43.1 percent from $16.9 million in fiscal 1994. The restructuring expenses, change in control expense, and fire claim discussed above accounted for $5.4 million of this decrease. The Pro-Fac share of earnings in fiscal 1995 and fiscal 1994 was 49.0 percent and 47.3 percent, respectively, of the Company's pretax earnings before dividing with Pro-Fac.

Income Before Taxes: The Company's income before taxes in fiscal 1995 of $10.0 million decreased $8.8 million or 46.8 percent from $18.8 million in fiscal 1994. The restructuring expenses, change in control expense, and fire claim discussed above accounted for $5.4 million or 61.4 percent of the decrease.

Provision for Taxes: The provision for taxes in fiscal 1995 of $6.0 million decreased $2.7 million or 31.0 percent from $8.7 million in fiscal 1994. The effective tax rate in fiscal 1995 was 60.0 percent compared to 46.2 percent in fiscal 1994. The non-deductibility of the amortization of excess purchase cost over net assets acquired was primarily responsible for the significantly increased rate.

Net Income: The Company's net income for fiscal 1995 of $4.0 million decreased $6.1 million or 60.4 percent from $10.1 million in fiscal 1994.

The primary reasons for the Company's $6.1 million decrease in net income are the after-tax effect of the increased expenses relating to restructuring, change in control, and interest, partially offset by the net gains resulting from the Southern Frozen Foods' fire claim and improvements in divisions' operating results as well as the change in the Company's effective tax rate -- all discussed above.

                    CHANGES FROM FISCAL 1993 TO FISCAL 1994

Net Sales: The Company's net sales in fiscal 1994 of $829.1 million decreased $49.5 million, or 5.6 percent, from $878.6 million in fiscal 1993. The net sales attributable to businesses sold or to be sold in connection with the Company's restructuring program were $122.9 million in fiscal 1994 and $192.6 million in fiscal 1993. The Company's net sales from ongoing operations excluding businesses sold or to be sold in fiscal 1994 were $706.2 million, an increase of $20.2 million, or 2.9 percent, from $686.0 million in fiscal 1993. The increase in net sales from ongoing operations is attributable in part to CMF. Net sales at CMF in fiscal 1994 of $333.4 million increased $15.6 million, or 4.9 percent, from $317.8 million in fiscal 1993. The increase in net sales at CMF was due to an increase in net sales at CMF's New York vegetables business resulting from increased prices and volumes associated with a national shortage in supply in the vegetable market attributable to floods in the Midwest and a drought in the South in the 1993 growing season. This increase in sales at CMF was offset in part by reduced raw material costs at the Company, that were reflected in reduced selling prices of the Company's products. Net sales at Nalley's in fiscal 1994 of $171.8 million increased $7.3 million, or 4.4 percent, from $164.5 million in fiscal 1993. The increase in net sales at Nalley's was primarily attributable to an $8.5 million increase in the salad dressing and a $1.0 million decrease in pickles and relishes related to reduced volume. Net sales at Southern in fiscal 1994 of $94.3 million remained essentially flat compared to $93.4 million in fiscal 1993. Net sales at the Snack Foods Group in fiscal 1994 of $61.2 million decreased $4.2 million, or 6.4 percent, from $65.4 million in fiscal 1993. The decrease was caused by reduced volume related principally to the competitive pressures of the salty snacks business and the decline in consumption for the potato chip category. Net sales at Brooks in fiscal 1994 of $30.0 million decreased $0.7 million, or 2.3 percent, from $30.7 million in fiscal 1993. This net decrease is comprised of a decrease of $2.8 million of tomato products almost completely offset by increased sales of bean products. The decrease in tomato products sold was the result of the decision to exit the private label ketchup business. The increase in bean products was due to a 21.0 percent increase in units sold. Net sales at Finger Lakes in fiscal 1994 of $49.9 million increased $2.8 million, or 5.9 percent, from $47.1 million (before elimination of intercompany sales) in fiscal 1993. This was primarily the result of a 10.2 percent increase in volume.

Gross Profit: Gross profit of $236.5 million in fiscal 1994 decreased $9.5 million, or 3.9 percent, from $246.0 million in fiscal 1993. Of this net decrease, a $23.6 million reduction was attributable to businesses sold or to be sold and an increase of $14.1 million was attributable to increased gross profit at the Company's ongoing operations. Gross profit for CMF increased $8.5 million, Nalley's increased $4.8 million, Southern increased $2.5 million, and the Snack Foods Group decreased $2.8 million. These changes were the result of variations in volume, selling prices, costs and product mix.

Restructuring Including Net (Gain)/Loss From Division Disposals: Included in the fiscal 1994 results was a net gain of $7.8 million comprised of a gain on the sale of the oats operations of National Oats of $10.9 million, net of a charge of $3.1 million to adjust previous estimates regarding activities initiated in fiscal 1993. Consummation of the sale of Nalley's U.S. Chips and Snacks completed the Company's dispositions pursuant to the restructuring program initiated in 1993. The Company incurred restructuring charges in fiscal 1993 of $61.0 million, which included the loss incurred on the sale of the Lucca frozen entree business, anticipated losses on the sale of the meat snacks and Hiland potato chips businesses, and other costs anticipated in conjunction with the restructuring program.

Change in Control Expenses: During fiscal 1994, the Company expensed $3.5 million of legal, accounting, investment banking and other expenses relative to the change in control issue. In recognizing this expense, the Company allocated half of this amount to Pro-Fac as a deduction to the profit split.

Selling, Administrative and General Expenses: Selling, administrative and general expenses of $186.9 million in fiscal 1994 decreased $20.2 million, or
9.8 percent, from $207.1 million in fiscal 1993. Cost reductions include (i) a $0.7 million decrease in trade promotions, (ii) a $13.1 million decrease in advertising and selling costs and (iii) a $5.1 million decrease in administrative costs. Of the net decrease in trade promotions, an $8.8 million decrease was attributable to businesses sold or to be sold and an increase of $8.1 million was attributable to increased trade promotions at the Company's ongoing operations. Of this increase, $2.6 million was due to increased promotions on a reformulated fruit filling and topping product of CMF and to the expansion of the pumpkin pie filling category and $4.3 million was primarily due to new product promotions for Nalley's salad dressings and canned meats and entrees introduced in fiscal 1993 and 1994. Of the net decrease in advertising and selling costs, $13.2 million was attributable to businesses sold or to be sold. The remaining increase of

$0.1 million was primarily attributable to a $2.1 million decrease in advertising and selling costs net of an increase in such costs of $1.8 million at Nalley's. The increase at Nalley's was primarily related to canned meats and entrees and salad dressings.

Operating Income Before Dividing Profits With Pro-Fac: The Company's operating income in fiscal 1994 of $53.8 million increased $76.0 million from an operating loss of $22.2 million in fiscal 1993. Excluding restructuring charges and change in control expenses, the Company's operating income in fiscal 1994 was $49.6 million, a $10.7 million increase, or 27.5 percent, from an operating income of $38.9 million in fiscal 1993. Operating losses attributable to businesses sold or to be sold in connection with the Company's restructuring program were $4.8 million in fiscal 1994 and $6.1 million in fiscal 1993. Excluding operating losses from businesses sold or to be sold, the Company's operating income from continuing operations in fiscal 1994 was $54.4 million, an increase of $9.4 million, or 20.9 percent, from $45.0 million in fiscal 1993. Of this increase, CMF contributed $6.6 million, Southern contributed $2.6 million and Finger Lakes contributed $1.0 million. These increases were offset in part by decreased operating income at Nalley's of $2.6 million and $1.4 million for the Snack Foods Group. The increases for CMF's New York vegetables business and Southern were attributable to increased selling prices as a result of the short crop of vegetables nationally due to poor weather conditions in the Midwest during the 1993 growing season. Finger Lakes benefitted from improved production efficiencies and procedures as a result of capital improvements. The decrease at Nalley's pertained to both a sales volume decline and an increase in costs for the peanut butter and pickles and relishes categories, and trade promotions and selling costs on the canned meat and entree category. In addition, CMF's fruit fillings and toppings business experienced increased trade promotions and advertising costs related to reformulated fruit fillings and toppings and expansion of the pumpkin pie filling markets. The decrease in the Snack Foods Group is the result of the sales decline as previously mentioned. An increase of $1.2 million related to the management incentive plan also reduced operating income.

Interest Expense: Interest expense in fiscal 1994 of $18.2 million decreased $1.4 million, or 7.1 percent, from $19.6 million in fiscal 1993. The reduction in interest expense is due to lower interest rates off-set in part by an increase in loan volume.

Pro-Fac Share of Earnings/(Loss): Pro-Fac share of earnings in 1994 of $16.9 million increased $38.7 million from a share of loss of $21.8 million in fiscal 1993. The increase is attributable to the factors described above. The Pro-Fac share of earnings/(loss) in fiscal 1994 and fiscal 1993 was 47.3 percent and
52.2 percent, respectively, of the Company's pre-tax earnings/(loss) before dividing with Pro-Fac. The change in percentage is the result of changes in the dividend paid by the Bank that Pro-Fac shares with the Company.

Income/(Loss) Before Taxes: Income/(loss) before taxes in fiscal 1994 of $18.8 million increased $38.7 million from a loss of $19.9 million in fiscal 1993. Excluding restructuring charges and change in control expenses, the Company's income before taxes in fiscal 1994 was $16.6 million, a $6.0 million increase, or 56.6 percent, from income before taxes of $10.6 million in fiscal 1993. The increase is attributable to the factors described above.

Provision for Taxes: Provision for taxes in fiscal 1994 of $8.7 million increased $4.8 million from a provision of $3.9 million in fiscal 1993. Included in the fiscal 1994 results was a charge against earnings of $0.5 million to adjust deferred taxes to the higher rate as legislated by

Congress and as required under Financial Accounting and Standards Board No. 109. The Company's effective tax rate was significantly impacted during fiscal 1994 by non-deductible legal and advisory expenses incurred in conjunction with the change in control, the increase in the federal statutory income tax rate enacted on August 10, 1993 and the adjustment of a valuation allowance previously recorded.

Net Income/(Loss): The Company's fiscal 1994 net earnings were $10.1 million compared to a loss of $23.8 million in fiscal 1993. Also included in the fiscal 1994 results was a net gain of $7.8 million comprised of a gain on the sale of the oats operations of National Oats of $10.9 million, net of a charge of $3.1 million to adjust previous estimates regarding activities initiated in 1993, and a charge of $3.5 million of legal, accounting and investment banking and other expenses relating to the potential change of control of the Company. Included in fiscal 1993 results ere restructuring charges of $61.0 million. Net earnings, excluding these items, were approximately $9.1 million in fiscal 1994 and $5.8 million in fiscal 1993, an increase of 56.9 percent.

                        LIQUIDITY AND CAPITAL RESOURCES

In fiscal 1995, net cash provided by operating activities of $111.5 million reflects net income of $29.5 million. Depreciation and amortization of assets amounted to $16.4 million. Accounts receivable and inventories decreased $12.1 million and $67.0 million, respectively. Changes in other assets and liabilities used cash of $7.3 million.

Cash flows from investing activities include the acquisition of property, plant, and equipment, and other assets held for or used in the production goods, and the amounts received from Curtice-Burns prior to the acquisition for payments on capital leases. Net cash used in investing activities of $17.3 million in fiscal 1995 was comprised of $28.7 million paid for property, plant, and equipment and $11.4 million received for capital leases.

Net cash used in financing activities of $90.0 million is primarily related to the acquisition of Curtice Burns in fiscal 1995. Proceeds from the issuance of long-term debt (net of repayments) amounted to $107 million. The amounts paid to the former shareholders of Curtice-Burns totaled $167.8 million, and the net assets acquired amounted to $81.3 million.

Because of the additional debt as a result of the acquisition of the Company by Pro-Fac, the cash flow of the Company is the single, most important measure of performance. Net cash provided from operations is expected to be sufficient to cover scheduled payments on long-term debt and planned capital expenditures.

New Borrowings: Under the New Credit Agreement, Curtice-Burns is able to borrow up to $86.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $11.0 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) $86.0 million and
(ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

As of June 24, 1995, (i) cash borrowings outstanding under the Seasonal Facility were zero and (ii) availability under the Seasonal Facility, after taking into account the amount of the borrowing base, was $20.0 million. In addition to its seasonal financing, as of June 24, 1995, Pro-Fac had $1.0 million available for long-term borrowings under the Term Loan Facility. Pro-Fac believes that the cash flow generated by its operations and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs, fund its capital expenditures and service its debt for the foreseeable future.

As a result of the acquisition of Curtice-Burns by Pro-Fac, Pro-Fac's total debt and interest expense have increased because the Notes have a substantially higher interest rate than the debt that was repaid with the proceeds from the Note Offering. The New Credit Agreement requires that Pro-Fac and Curtice Burns meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of June 24, 1995, Pro-Fac is in compliance with or has obtained waivers for all such restrictions and limitations.

Short- and Long-Term Trends: The vegetable portion of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. For example, the 1993 floods in the Midwest and the drought in the South produced lower crop yields in those areas and increased prices nationally even though the crops in the Company's growing areas were at normal levels.

As a result of the shortage situation of the national supply due to the low yields from the 1993 crop year, many vegetable producers intentionally increased planned production for the 1994 crop year attempting to return the supplies to ample levels. Favorable weather conditions in the 1994 growing season, however, produced high crop yields in addition to the increased planned production. This resulted in somewhat depressed selling prices, increased inventory levels throughout fiscal 1995, and left a higher carryover inventory at the end of fiscal 1995 than at the end of fiscal 1994 for the Company. As of June 24, 1995, the Company's total inventories were $160.2 million, an increase of $4.9 million or 3.2 percent from $155.3 million in the prior year. This excess will be gradually reduced by the end of the 1996 fiscal year due to a decrease in the planned production for the 1995 crop year. There are variations among the specific commodities and the effect on pricing and profitability in fiscal 1995 has depended upon individual company pricing practices and the effect of recent industry plant closings and production realignments. Decreased vegetable prices are expected to depress earnings for the first quarter of fiscal 1996 as are increased slotting allowances for certain new items.

The impact of the 1993 growing season principally affected the Company's operating results in fiscal 1994, and the impact of the 1994 growing season principally affected the Company's operating results in fiscal 1995. The impact of the 1995 growing season on the Company's operating results for fiscal 1996 cannot be determined until late fall of 1995 when national supplies can be determined.

In addition to the excess inventory discussed above, another element affecting cash flow in fiscal 1995 was the timing of reimbursement for cash expenditures relative to the facility repairs and other activities of the Company's
Montezuma, Georgia plant which was destroyed by fire in July 1994. See "Fire Claim" in NOTE 6. As of June 24, 1995, approximately $10.0 million of such expenditures were receivable from insurance companies. Final settlements with insurance carriers regarding claims for business interruption are currently being negotiated.

Primarily due to higher inventory levels and the timing of the insurance proceeds of the fire claim, the average seasonal loan balance in fiscal 1995 was $66.5 million, an increase of $15.0 million or 29.1 percent over the fiscal 1994 average of $51.5 million.

Capital expenditures (excluding the expenditures relating to the fire for which reimbursement was received) amounted to $19.8 million in fiscal 1995. The largest, single capital project in process during fiscal 1995 was renovation and updates to the Nalley's salad dressing plant in Tacoma, Washington. This capital project amounts to approximately $10.0 million and will provide increased production and efficiencies for the salad dressing line.

Required scheduled payments on long-term debt will approximate $8.0 million in the coming year. Cash proceeds from the sale of Nalley's Canada Ltd., sold subsequent to fiscal year end of approximately $3.8 million, were applied to long-term debt in accordance with the terms of the New Credit Agreement.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

Sale of Nalley's Canada Ltd.: On March 20, 1995 Curtice-Burns announced its intention to sell its Canadian subsidiary, Nalley's Canada Ltd., located in Vancouver, British Columbia, to a management group within the Canadian subsidiary. This sale was finalized subsequent to year end (as of June 26, 1995) and was contemplated by Pro-Fac in conjunction with the acquisition. Nalley's U.S. will have an ongoing supply agreement with Nalley's Canada Ltd. as a result of the sale. See further discussion at "Certain Transactions."

Subsequent Event: On July 21, 1995, the Company completed the acquisition of Packer Foods, a privately owned, Michigan-based food processor. The total cost of acquisition was approximately $5.4 million in notes plus interest at 10 percent to be paid until the notes mature in the year 2000. The transaction will be accounted for as a purchase. For its latest fiscal year ended December 31, 1994, Packer had net sales of approximately $13 million, operating income of approximately $300,000, and income before extraordinary items of approximately $100,000. Packer Foods is in the process of being merged into the Company's CMF operations.

Favorable Tax Ruling and Developments: In August of 1993, the Internal Revenue Service issued a determination letter which concluded that the Cooperative is exempt from federal income tax to the extent provided by Section 521 of the Internal Revenue Code, "Exemption of Farmers' Cooperatives from Tax." Unlike a non-exempt cooperative, a tax-exempt cooperative is entitled to deduct cash dividends it pays on its capital stock in computing its taxable income. The exempt status is retroactive to fiscal year 1986 and is anticipated to apply to future years as long as there is no significant change in the way in which the Cooperative operates. In conjunction with this ruling, the Cooperative has filed for tax refunds for fiscal years 1986 to 1991 in the amount of approximately $7.2 million and interest payments of approximately $4.9 million. In addition, it is anticipated that the Cooperative will file for tax refunds for fiscal 1992 in the amount of approximately $1.6 million and interest payments of approximately $.3 million. Based upon the status of the government's review of the refunds for fiscal years 1986 to 1990 the legal counsel to the Cooperative has issued an opinion that such refunds constitute a legally enforceable account receivable from the government. Accordingly, refund amounts of $10.1 million for tax and interest have been reflected in the financial statements of Pro-Fac as of June 24, 1995. It is anticipated that such amounts will be received in the first half of fiscal 1996. The Board of Directors of the Cooperative has committed that substantially all of such refunds and interest payments, when received, will be invested in its subsidiary, Curtice-Burns Foods, Inc.

As a result of the acquisition, the Cooperative's exempt status has ceased.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS


    ITEM                                                                 Page
    ----                                                                 ----
Pro-Fac Cooperative, Inc. and Consolidated Subsidiary:
   Report of Independent Accountants....................................  32
   Management's Responsibility for Financial Statements.................  33
   Consolidated Financial Statements for the years ended June 24,
      1995, June 25, 1994, and June 26, 1993:
         Consolidated Statement of Operations and
            Net Proceeds................................................  34
         Consolidated Balance Sheet.....................................  35
         Consolidated Statement of Cash Flows...........................  37
         Consolidated Statement of Changes in Shareholders'
            and Members' Capitalization and Common Stock................  39
         Notes to Consolidated Financial Statements.....................  40


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
Board of Directors of
Pro-Fac Cooperative, Inc.

In our opinion, the consolidated financial statements listed under ITEM 8 of this Form 10-K present fairly, in all material respects, the financial position of Pro-Fac Cooperative, Inc. and its subsidiary at June 24, 1995 and June 25, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 24, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Cooperative's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under ITEM 14 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/Price Waterhouse, LLP
------------------------
   Price Waterhouse, LLP
   Rochester, New York

August 16, 1995

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the financial statements and related notes which begins on the next page. These statements have been prepared in accordance with generally accepted accounting principles.

The Company's accounting systems include internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are monitored through the internal and external audit programs.

The financial statements have been audited by Price Waterhouse LLP, independent accountants, who were responsible for conducting their examination in accordance with generally accepted auditing standards. Their resulting report is on the preceding page.

The Board of Directors exercises its responsibility for these financial statements. The independent accountants and internal auditors of the Company have full and free access to the Board. The Board periodically meets with the independent accountants and the internal auditors, without management present, to discuss accounting, auditing and financial reporting matters.


/s/Stephen R. Wright
--------------------
   Stephen R. Wright
   General Manager


/s/William D. Rice
--------------------
   William D. Rice
   Assistant Treasurer

September 15, 1995

                              FINANCIAL STATEMENTS


Pro-Fac Cooperative, Inc.
Consolidated Statement of Operations and Net Proceeds

(Dollars in Thousands)

                                                                               Fiscal Years Ended
                                                                    -------------------------------------------
                                                                    June 24,         June 25,          June 26,
                                                                      1995             1994              1993
                                                                    --------         --------          ------

Net sales                                                           $522,413         $ 58,237          $ 59,735
Cost of sales                                                        384,838           58,237            59,735
                                                                    --------         --------          --------
Gross profit                                                         137,575               --                --
Share of Curtice-Burns earnings/(loss)
  prior to acquisition                                                 5,137           18,599           (21,800)
Interest income from Curtice-Burns
  prior to acquisition                                                 6,102           15,630            17,090
Interest income, other                                                 4,402               --                --
Additional costs incurred
  as a result of the fire                                             (2,315)              --                --
Other selling, general, and
  administrative (expenses)/income                                   (99,341)           1,056               965
                                                                    --------          --------          --------
Operating income/(loss)                                               51,560           35,285            (3,745)
Interest expense                                                     (29,035)         (11,587)          (13,753)
                                                                    --------         --------          --------
Income/(loss) before taxes, dividends
 and allocation of net proceeds                                       22,525           23,698           (17,498)
Tax benefit                                                            7,028              844                --
                                                                    --------         --------          --------
Net income/(loss)                                                   $ 29,553         $ 24,542          $(17,498)
                                                                    ========         ========          ========

Allocation of Net Proceeds:
   Net income/(loss)                                                $ 29,553         $ 24,542          $(17,498)
   Dividends on common and preferred stock                            (4,914)          (4,390)           (4,548)
                                                                    --------          --------         --------
   Net proceeds/(deficit)                                             24,639           20,152           (22,046)
   Allocation (to)/from earned surplus                               (16,964)          (2,856)           27,917
                                                                    --------          --------          --------
   Net proceeds available to members                                $  7,675          $ 17,296          $  5,871
                                                                    ========          ========          ========

Allocation of net proceeds available to members:
   Payable to members currently (20% of qualified
     proceeds available to members)                                 $  1,475          $  3,109          $  1,052

Allocated to members but retained by the Cooperative:
   Qualified retains                                                   5,900            12,437             4,209
   Non-qualified retains                                                 300             1,750               610
                                                                    --------          --------          --------
   Net proceeds available to members                                $  7,675          $ 17,296          $  5,871
                                                                    ========          ========          ========



The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet

(Dollars in Thousands)


                         ASSETS

                                                            June 24,    June 25,
                                                              1995        1994
                                                           ---------   ---------
Current assets:
   Cash                                                    $   4,152   $      10
   Accounts receivable, trade, less allowance for doubtful
      accounts of $673                                        47,341        --
   Accounts receivable, other                                 19,840          68
   Receivable from Curtice-Burns Foods, Inc.                    --        11,197
   Current portion of long-term loans receivable
      from Curtice-Burns Foods, Inc.                            --        14,000
   Current portion of investment in direct
      financing leases                                          --        17,645
   Current portion of investment in Bank                        --         1,324
   Current deferred tax assets                                 6,784        --
   Income taxes refundable                                    10,106        --
   Inventories -
      Finished goods                                         108,691        --
      Materials and supplies                                  51,491        --
                                                           ---------   ---------
         Total inventories                                   160,182        --
                                                           ---------   ---------
   Prepaid manufacturing expense                               9,903        --
   Prepaid expenses and other current assets                   2,306       2,464
                                                           ---------   ---------
         Total current assets                                260,614      46,708
Property, plant, and equipment, net                          273,962        --
Goodwill and other intangible assets, less accumulated
   amortization of $2,539                                    101,494        --
Long-term portion of investment in direct
   financing leases                                             --       123,677
Long-term loans receivable from Curtice-Burns Foods, Inc.     78,040
Investment in Bank                                            22,907      19,632
Deferred tax assets                                            7,466       2,623
Finance receivable related to intangibles                       --        24,909
Assets held for sale                                          13,838        --
Other assets                                                   9,458         462
                                                           ---------   ---------
         Total assets                                      $ 689,739   $ 296,051
                                                           =========   =========


The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet (Continued)

(Dollars in Thousands)


                                LIABILITIES AND
                   SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

                                                            June 24,    June 25,
                                                              1995       1994
                                                           ---------   ---------
Current liabilities:
  Notes payable                                                 --     $  11,500
  Current portion of obligations under capital leases            764        --
  Accounts payable                                            60,074         617
  Accrued interest                                             9,171       2,530
  Accrued employee compensation                               11,644        --
  Other accrued expenses                                      15,116           6
  Current portion of long-term debt                           11,552      14,000
  Income taxes payable                                          --           668
  Amounts due members                                         13,348      15,327
                                                           ---------   ---------
      Total current liabilities                              121,669      44,648
Obligations under capital leases                               1,620        --
Long-term debt                                               183,665     127,134
Senior subordinated notes                                    160,000        --
Deferred tax liability                                        59,721        --
Other non-current liabilities                                 17,836         504
                                                           ---------   ---------
      Total liabilities                                      544,511     172,286
                                                           ---------   ---------
Commitments and contingencies                                   --          --
Common stock, par value $5, authorized -
  5,000,000 shares



                                     June 24,      June 25,
                                       1995         1994
                                    ---------    ---------
Shares issued                       1,878,926    2,056,878
Shares subscribed                      59,568        9,270
                                    ---------    ---------
      Total subscribed and issued   1,938,494    2,066,148
Less subscriptions receivable in
  installments                        (59,568)      (9,270)
                                    ---------    ---------
                                    1,878,926    2,056,878     9,395      10,284
                                    =========    =========



Shareholders' and members' capitalization:
  Retained earnings allocated to members                      34,250      36,924
  Non-qualified allocation to members                          3,851       7,454
  Preferred stock, par value $25, authorized -
    5,000,000 shares; issued and outstanding -
      3,043,325 and 2,576,720, respectively                   76,083      64,418

  Earned surplus                                              21,649       4,685
                                                           ---------   ---------
      Total shareholders' and members' capitalization        135,833     113,481
                                                           ---------   ---------
      Total liabilities and capitalization                 $ 689,739   $ 296,051
                                                           =========   =========


The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows

(Dollars in Thousands)


                                                                                 Fiscal Years Ended
                                                                         ---------------------------------------
                                                                           June 24,     June 25,      June 26,
                                                                             1995         1994          1993
                                                                         ----------    ----------    ----------
Cash flows from operating activities:
   Net income/(loss)                                                     $   29,553    $   24,542    $  (17,498)
   Amount payable to members currently                                       (1,475)       (3,109)       (1,052)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Amortization of goodwill, other intangibles, and
            financing fees                                                    3,218          --            --
         Depreciation                                                        13,864          --            --
         Provision for losses on accounts receivable                             91          --            --
         Deferred tax (benefit)/provision                                    (3,686)         (613)          207
         Equity in undistributed earnings of the Bank                        (1,288)       (1,541)       (1,486)
   Change in assets and liabilities:
      Accounts receivable                                                    12,148           (43)          618
      Inventories                                                            67,022          --            --
      Accounts payable and accrued expenses                                 (16,331)         (885)          309
      Amounts due to members                                                   (729)          802        (2,277)
      Federal and state taxes refundable                                     (9,520)          738        (1,180)
      Other assets and liabilities                                           18,639        (1,895)         (319)
                                                                         ----------    ----------    ----------
Net cash provided by/(used in) operating activities                         111,506        17,996       (22,678)
                                                                         ----------    ----------    ----------
Cash flows from investing activities:
   Due from Curtice-Burns, net                                                 --             524        (1,694)
   Return from investment in direct financing leases                         11,344        32,191        13,785
   Investment in Bank                                                          --          (1,429)       (1,937)
   Finance receivable related to intangibles                                   --           1,636        26,898
   Purchase of property, plant, and equipment                               (28,661)         --            --
                                                                         ----------    ----------    ----------
Net cash (used in)/provided by investing activities                         (17,317)       32,922        37,052
                                                                         ----------    ----------    ----------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                 359,000           120        20,000
   Payments on short-term debt                                                 --            (500)      (16,000)
   Payments on long-term debt (including acquisition
      related financing fees)                                              (192,095)      (42,986)      (14,025)
   Payments on capital leases                                                (1,259)         --            --
   Amount paid to shareholders for acquisition                             (167,800)         --            --
   Net assets acquired from Curtice-Burns                                   (81,278)
   Repurchase of common stock, net of issuances                                (889)       (3,171)          358
   Repurchase of preferred stock                                               --            --            (165)
   Cash portion of non-qualified conversion                                    (802)         --            --
   Cash paid in lieu of fractional shares                                       (10)         --            --
   Cash dividends paid                                                       (4,914)       (4,390)       (4,548)
                                                                         ----------    ----------    ----------
Net cash used in financing activities                                       (90,047)      (50,927)      (14,380)
                                                                         ----------    ----------    ----------
Net change in cash                                                            4,142            (9)           (6)
Cash at beginning of period                                                      10            19            25
                                                                         ----------    ----------    ----------
Cash at end of period                                                    $    4,152    $       10    $       19
                                                                         ==========    ==========    ==========


   All amounts above exclude the effects of the acquisition
      as detailed in the Supplemental Disclosure of Cash Flow Information

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows (Continued)

(Dollars in Thousands)


                                                               Fiscal Years Ended
                                                        --------------------------------
                                                        June 24,     June 25,   June 26,
                                                          1995         1994       1993
                                                        =========    ========   ========
Supplemental  Disclosure of Cash Flow Information
 Cash paid/(received) during the year for:
   Interest                                             $  24,498    $12,068    $14,050
                                                        =========    =======    ========
   Income taxes, net                                    $   5,567    $  (970)   $   970
                                                        =========    =======    ========
 Net assets acquired from Curtice-Burns:
   Accounts receivable                                  $  79,068         --         --
   Inventories                                            226,220         --         --
   Other assets                                            27,664         --         --
   Goodwill and other intangible assets                    24,156         --         --
   Fixed assets                                           159,985         --         --
   Accounts payable and accrued expenses                 (100,594)        --         --
   Short-term debt                                        (49,097)        --         --
   Long-term debt                                        (276,391)        --         --
   Deferred tax liability                                  (3,247)        --         --
   Other liabilities                                       (6,486)        --         --
                                                        ---------    -------    --------
                                                        $  81,278    $    --    $    --
                                                        =========    =======    ========

Supplemental Schedule of Non-Cash Investing and Financing
 Activities:
   Conversion of retains to preferred stock             $  11,665    $ 4,948    $ 5,934
                                                        =========    =======    =======
   Net proceeds allocated to members but retained by
     the Cooperative                                    $   6,200    $14,187    $ 4,819
                                                        =========    =======    =======
   Capital lease obligations incurred                   $   1,562    $    --    $    --
                                                        =========    =======    =======
   Receivables from Curtice-Burns Forgiven in the
      Acquisition:
        Due from Curtice-Burns for long-term debt       $ 110,576    $    --    $    --


The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Statement of Changes in Shareholders' and Members' Capitalization and Common Stock

(Dollars in Thousands)



Fiscal Years Ended                                                   June 24,    June 25,      June 26,
                                                                       1995        1994         1993
                                                                    ---------    ---------    ---------
Retained earnings allocated to members:
Qualified retains:
    Balance at beginning of period                                  $  36,924    $  29,446    $  29,950
    Net proceeds allocated to members                                   5,900       12,437        4,209
    Converted to preferred stock                                       (8,564)      (4,948)      (4,702)
    Cash paid in lieu of fractional shares                                (10)         (11)         (11)
                                                                    ---------    ---------    ---------
Balance at end of period                                               34,250       36,924       29,446
                                                                    ---------    ---------    ---------

Non-qualified retains:
    Balance at beginning of period                                      7,454        5,704        6,645
    Distribution of 1989, 1988, and 1987 non-
       qualified retains:
          Cash paid                                                      (802)        --           (319)
          Converted to preferred stock                                 (3,101)        --         (1,232)
    Net proceeds allocated to members                                     300        1,750          610
                                                                    ---------    ---------    ---------
Balance at end of period                                                3,851        7,454        5,704
                                                                    ---------    ---------    ---------

Total retains allocated to members
    at end of period                                                   38,101       44,378       35,150
                                                                    ---------    ---------    ---------

Preferred stock:
    Balance at beginning of period                                     64,418       59,470       53,701
    Converted from earnings retained for
       preferred stock                                                  8,564        4,948        4,702
    Conversion of 1989, 1988 and 1987 non-
       qualified retains                                                3,101         --          1,232
    Repurchased and canceled                                             --           --           (165)
                                                                    ---------    ---------    ---------

    Balance at end of period                                           76,083       64,418       59,470
                                                                    ---------    ---------    ---------

Earned surplus (unallocated and apportioned):
    Balance at beginning of period                                      4,685        1,829       29,746
       Net proceeds arising from after tax
          undistributed income/(loss)                                  16,964        2,856      (27,917)
                                                                    ---------    ---------    ---------

    Balance at end of period                                           21,649        4,685        1,829
                                                                    ---------    ---------    ---------
Total shareholders' and members' capitalization                     $ 135,833    $ 113,481    $  96,449
                                                                    =========    =========    =========

Common stock:
    Balance at beginning of period                                  $  10,284    $  13,455    $  13,097
       Repurchased, net of issued                                        (889)      (3,171)         358
                                                                    ---------    ---------    ---------

    Balance at end of period                                        $   9,395    $  10,284    $  13,455
                                                                    =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                           PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The following summarizes the significant accounting policies applied in the preparation of the accompanying financial statements.

Fiscal Year: Fiscal 1995, fiscal 1994, and fiscal 1993 ended on June 24, 1995, June 25, 1994, and June 26, 1993, respectively, the last Saturday in June. Each year comprised 52 weeks.

Consolidation: As of all dates after November 3, 1994, and for all periods after such date, the consolidated financial statements include the Cooperative and its wholly-owned subsidiary, Curtice-Burns Foods, Inc. ("Curtice-Burns" or "the Company") after elimination of intercompany transactions and balances. The acquisition of Curtice Burns was completed on November 3, 1994 (see NOTE 3 - "Change in Control of Curtice-Burns"). Prior to November 3, 1994, Curtice-Burns was not included in the financial statements.

Reclassification: Certain items for fiscal 1994 and fiscal 1993 have been reclassified to conform with fiscal 1995 presentations.

Inventories: Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method. Inventory reserves are recorded to reflect the difference between FIFO cost and the market value applicable to canned and frozen fruit and vegetable inventories. These reserves amounted to $.1 million for fiscal 1995.

Investment in CoBank ("The Bank"): The investment in the Bank is required as a condition of borrowing. These securities are not physically issued by the Bank, but the Company is notified as to their monetary value. The investment is carried at cost plus the Company's share of the undistributed earnings of the Bank (that portion of patronage refunds not distributed currently in cash) which approximates market.

Manufacturing Overhead: Allocation of manufacturing overhead to finished goods produced is on the basis of a production year; thus at the end of each fiscal year, manufacturing costs incurred by seasonal plants, subsequent to the previous pack, are deferred and included in the accompanying balance sheet under the caption "Prepaid manufacturing expense."

Property, Plant, and Equipment and Related Lease Arrangements: Property, plant, and equipment are depreciated over the estimated useful lives of the assets using the straight-line method, half-year convention, over 4 to 40 years.

Assets held for sale are separately classified on the balance sheet. The recorded value represents an estimate of net realizable value.

Lease arrangements are capitalized when such leases convey substantially all of the risks and benefits incidental to ownership. Capital leases are amortized over either the lease term or the life of the related assets, depending upon available purchase options and lease renewal features.

Income Taxes: Income taxes are provided on non-patronage income for financial reporting purposes. Deferred income taxes resulting from temporary differences between financial reporting and tax reporting as well as from the issuance of non-qualified retains are appropriately classified in the balance sheet and properly reflect the effects of the acquisition in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." See NOTE 7. - "Taxes on Income."

Pension: The Company and its subsidiaries have several pension plans and participate in various union pension plans which on a combined basis cover substantially all employees. Charges to income with respect to plans sponsored by the Company and its subsidiaries are based upon actuarially determined costs. Pension liabilities are funded by periodic payments to the various pension plan trusts.

Employers' Accounting for Postemployment Benefits: On June 26, 1994, the Company adopted the SFAS No. 112, "Employers' Accounting for Postemployment Benefits," with no significant impact. This statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents.

Goodwill and Other Intangibles: Goodwill and other intangible assets include the cost in excess of the fair value of net tangible assets acquired and acquired non-competition agreements and trademarks. Goodwill and other intangible assets, stated net of accumulated amortization, are amortized on a straight-line basis over approximately 35 years. The Company periodically assesses whether there has been a permanent impairment in the value of goodwill. This is accomplished by determining whether the estimated, undiscounted future cash flows from operating activities exceed the carrying value of goodwill as of the assessment date. Should aggregate future cash flows be less than the carrying value, a writedown would be required, measured by the difference between the discounted future cash flows and the carrying value of goodwill.

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management believes current policies in effect, such as that pertaining to goodwill and intangibles, satisfy the requirements of SFAS No. 121, and no further action on the part of the Company will be required for compliance.

Commodities Options Contracts: In connection with the purchase of certain commodities for anticipated manufacturing requirements, the Company occasionally enters into options contracts as deemed appropriate to reduce the effect of price fluctuations. These options contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the product cost.

Casualty Insurance: The Company is insured for workers compensation and automobile liability through a self-insurance program. The Company accrues for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data.

Earnings Per Share Data Omitted: Earnings are not distributed to members in proportion to their common stock holdings. For example, patronage related earnings (representing those earnings derived from patronage-sourced business) are distributed to members in proportion to the dollar value of deliveries under Pro-Fac contracts rather than based on the number of shares of common stock held.

Environmental Expenditures: Environmental expenditures that pertain to current operations are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recorded when remedial activities are probable, and the cost can be reasonably estimated.

Advertising: Production costs of commercials and programming are charged to operations in the year first aired. The cost of other advertising promotion and marketing programs are charged in the year incurred. Advertising expense incurred in fiscal 1995 amounted to $13,150,000.

NOTE 2. AGREEMENTS WITH CURTICE-BURNS

On November 3, 1994, Curtice Burns was acquired by Pro-Fac (see NOTE 3 - "Change in Control of Curtice-Burns"). Pro-Fac and the Company were established together in the early 1960s and, before Pro-Fac's recent acquisition of the Company, had a long-standing contractual relationship under the Integrated Agreement and similar Predecessor entity agreements. The Integrated Agreement, which has been superseded by the Pro-Fac Marketing and Facilitation Agreement, consisted of four principal sections: Operations Financing, Marketing, Facilities Financing, and Management.

The provisions of the Integrated Agreement included the financing of certain assets utilized in the business of the Company and provided a sharing of income and losses between Curtice-Burns and Pro-Fac. Under the Pro-Fac Marketing and Facilitation Agreement, Pro-Fac and the Company will continue the Marketing and Management arrangements of the Integrated Agreement as well as the sharing of income and losses. The capital contribution of Pro-Fac to the Company at acquisition primarily included the cancellation of indebtedness and capital lease obligations.

Subsequent to the acquisition date, Pro-Fac invested an additional $3.9 million and committed to another $10.0 million investment which is reflected as a capital contribution receivable on the Curtice-Burns balance sheet.

Funds made available by the distribution of investment certificates to members, in lieu of cash by Pro-Fac, have historically been reinvested by Pro-Fac in the Company. Under the Indentures related to the Notes, Pro-Fac will be required to reinvest at least 70 percent of the additional Patronage income in Curtice-Burns.

Amounts received by Pro-Fac from Curtice-Burns under both Agreements for the fiscal years ended June 24, 1995, June 25, 1994, and June 26, 1993 include: commercial market value of crops delivered, $55.7 million, $59.2 million and $59.8 million, respectively; interest income, $6.1 million, $15.6 million, and $17.1 million, respectively; and additional proceeds from profit/(loss) sharing provisions, $9.6 million, $16.8 million and $(21.8) million, respectively. Payments by the Company to Pro-Fac for interest, amortization, and lease financing payments ceased as of November 3, 1994.

NOTE 3. CHANGE IN CONTROL OF CURTICE-BURNS

In 1993, the Company's management and Board of Directors began exploring several strategic alternatives for the Company, including a possible sale of all the equity of the Company. Those activities ultimately resulted in the Company entering into an Agreement and Plan of Merger with Pro-Fac and its subsidiary PFAC on September 27, 1994 (the "Merger Agreement"). Pursuant to the Merger Agreement, on October 4, 1994, Pro-Fac initiated a tender offer for all of the Company's outstanding stock at $19.00 per share. At the expiration of the tender offer on November 2, 1994, 6,229,442 shares of Class A and 2,046,997 shares of Class B common stock (or approximately

94 percent and 99 percent, respectively, of the total number of outstanding shares of Class A and Class B common stock of the Company) had been validly tendered and not withdrawn. All such tendered shares were accepted for payment by PFAC. On November 3, 1994, PFAC merged into the Company, making the Company a wholly-owned subsidiary of Pro-Fac.

Prior to November 3, 1994, the Company expensed $2.2 million of legal, accounting, investment banking, and other expenses relative to the change of control issue. In recognizing these expenses, the Company allocated half of these amounts to Pro-Fac as a deduction to the profit split. Pro-Fac disputed these charges, but such dispute was resolved with the merger.

The acquisition was accounted for using the purchase method of accounting. In conjunction with the change in ownership all other identifiable assets and liabilities were adjusted to reflect their fair value at the date of acquisition. In recording the transaction, approximately $121.5 million was recorded to adjust property, plant, and equipment to fair market value. In addition lives were adjusted for assets acquired. The resulting annual depreciation will approximate $23.3 million on all existing assets at the appraised values. In addition, approximately $104.0 million of goodwill and other intangible assets were recorded as the excess of purchase cost over net tangible assets acquired. Included in this amount was approximately $43.8 million for deferred tax adjustments to properly reflect the effects of the acquisition in accordance with the SFAS No. 109, "Accounting for Income Taxes." The resulting annual amortization of goodwill and other intangible assets will approximate $3.0 million for goodwill and other intangible assets using lives ranging from 5 to 35-years. There were no other significant changes to accounting policies as a result of the acquisition.

In connection with the acquisition, PFAC sold $160.0 million of 12.25 percent Senior Subordinated Notes (the "Notes") due 2005 and entered into a credit agreement (the "New Credit Agreement") with the Bank, which provided for a term loan, a term loan facility, a seasonal loan facility, and a letter of credit facility. All obligations of PFAC under the Notes and the New Credit Agreement have become obligations of the Company.

Following, in capsule form, is the consolidated, unaudited results of operations of Pro-Fac for the fiscal years ended June 24, 1995 and June 25, 1994, assuming the acquisition by Pro-Fac took place at the beginning of the 1994 fiscal year.


(In Millions)

                               Fiscal Year Ended
                            (Pro Forma is unaudited)



                                     June 24, 1995          June 25, 1994
                                  -------------------    -------------------
                                  Actual    Pro Forma    Actual    Pro Forma
                                  ------    ---------    ------    ---------
     Net sales .................. $522.4     $748.5       $58.2     $829.1
     Income before taxes ........ $ 22.5     $ 28.4       $23.7     $ 10.1
     Net income ................. $ 29.5     $ 31.4       $24.5     $  6.1


NOTE 4. DISPOSALS

National Oats: On November 19, 1993, the Company sold the oats portion of the National Oats business for $39.0 million and transferred the popcorn business to Comstock Michigan Fruit. The sale of the oats business resulted in an approximate $10.9 million pretax gain in fiscal 1994.

Hiland Potato Chips: On November 22, 1993, the Company sold certain assets of the Hiland potato chips business for approximately $3.0 million. There was no material gain or loss on this transaction after taking into account the fiscal 1993 restructuring charge.

Meat Snacks: On February 22, 1994, the Company sold the meat snacks business for approximately $5.0 million. There was no material gain or loss on this transaction after taking into account this restructuring charge recorded in fiscal 1993.

Nalley's U.S. Chips and Snacks: On December 19, 1994, the Company sold the Nalley's U.S. Chips and Snacks business for approximately $2.0 million. In the first quarter of fiscal 1995, the Company recognized a charge of approximately $8.4 million in connection with the elimination of this line of business. This sale was contemplated by Pro-Fac in conjunction with the acquisition.

Nalley's Canada Ltd.: On March 30, 1995, the Company announced the potential sale of Nalley's Canada Ltd., located in Vancouver, British Columbia, to a group led by management within its Canadian subsidiary. This sale was finalized, subsequent to fiscal year end (as of June 26, 1995) and was contemplated by Pro-Fac in conjunction with the acquisition. The assets of Nalley's Canada Ltd. are classified as held for sale as of June 24, 1995.

The Company's Nalley's U.S. division will provide to Nalley's Canada Ltd., through a supply agreement, those products which would no longer be manufactured in Canada.

The business divestitures resulted in the following charges to earnings of the Predecessor company in fiscal 1993, 1994 and fiscal 1995:

Fiscal 1993 Restructuring Charge: To reflect completed and anticipated effects of the restructuring program, the Company incurred restructuring charges in fiscal 1993 of $61.0 million. This charge included the loss incurred on the sale of the Lucca Frozen Foods business, anticipated losses on the sale of the Hiland potato chips and meat snacks businesses, and other costs anticipated in conjunction with the restructuring program.

Fiscal 1994 Restructuring Gain: Included in fiscal 1994 results was a net gain of $7.8 million comprised of a gain on the sale of the oats business of $10.9 million, net of a charge of $3.1 million to adjust previous estimates regarding activities initiated in fiscal 1993.

Fiscal 1995 Restructuring Charge: Included in fiscal 1995 results was a restructuring charge of $8.4 million to reflect the estimated impact of the sale of certain assets of the Nalley's U.S. Chips and Snacks operation and other expenses relating to the disposal of this operation.

NOTE 5. DEBT

New Credit Agreement: The Bank has provided the Company, subject to the terms and conditions set out in the New Credit Agreement, as amended, with loans of up to $200 million to finance the purchase of shares pursuant to the tender offer and the merger, to refinance certain existing indebtedness of Pro-Fac and the Company, and to pay fees and expenses related to the purchase of shares. The balance outstanding under the New Credit Agreement was $195.0 million at June 24, 1995.

The Bank also has provided the Company, subject to the terms and conditions set out in the New Credit Agreement, as amended, with seasonal financing of up to $86.0 million and a $11.0 million Letter of Credit Facility. The

Acquisition Facility, the Seasonal Facility, and the Letter of Credit Facility are collectively referred to herein as the "Bank Facility."

Guarantees and Security: All obligations under the Bank Facility are guaranteed by Pro-Fac and certain subsidiaries of Curtice-Burns (the "Subsidiary Guarantors"). The Company's obligations under the Bank Facility and Pro-Fac's and the Subsidiary Guarantors' obligations under their respective guaranties are secured by all of the assets of the Company and each guarantor, respectively, including (i) all present and future accounts, contracts rights, chattel paper, instruments (excluding shares of capital stock), documents, inventory, general intangibles, and equipment; (ii) all real property; and (iii) all products and proceeds of the foregoing.

Interest: The Bank Facility provides for interest rates on the Acquisition Facility, at the Company's option, equal to (i) the relevant London interbank offered rate plus 2.60 percent, (ii) the relevant prime rate plus 0.50 percent, or (iii) the relevant U.S. Treasury Rate plus 3.00 percent.

The Seasonal Facility provides for interest rates on amounts outstanding thereunder at the Company's option equal to (i) the relevant London interbank offered rate plus 1.75 percent, (ii) the relevant prime rate minus 0.25 percent, or (iii) the relevant U.S. Treasury Rate plus 2.00 percent. The Bank has extended to a portion of the Acquisition Facility for a limited period of time certain fixed rates that were in effect with respect to indebtedness repaid to the Bank on November 3, 1994. The weighted-average rate of interest applicable to the Acquisition Facility was 8.7 percent per annum for the period from November 3, 1994 through June 24, 1995.

Based on an estimated borrowing rate at fiscal year end 1995 of 9.0 percent for long-term debt with similar terms and maturities, the fair value of the Cooperative's long-term debt outstanding is approximately $193.8 million at June 24, 1995.

Based on an estimated borrowing rate at fiscal year end 1994 of 8.0 percent for long-term debt with similar terms and maturities, the fair value of the Cooperative's long-term debt outstanding was approximately $136.8 million at June 24, 1995.

Borrowings under the Seasonal Facility are payable at the expiration of that portion of the facility, which is May 1996; except that for 15 consecutive calendar days during each fiscal year, the borrowings under the Seasonal Facility must be zero. The average borrowing under the Seasonal Facility was $65.1 million during fiscal 1995, and the weighted-average interest rate on such borrowing was 7.2 percent. There were no borrowings under this Seasonal Facility at June 24, 1995. The Letter of Credit Facility provides for the issuance of letters of credit through May 1996.

Certain Covenants: The Pro-Fac Bank Guarantee requires Pro-Fac, on a consolidated basis, to maintain specified levels with regard to working capital, tangible net worth, fixed charges, the incurrence of additional debt, and limitations on dividends, investments, acquisitions, and asset sales. The Company is in compliance with, or has obtained waivers for, all restrictions and requirements under the terms of the borrowing agreement.

Other Debt: Other debt of $.2 million carries rates up to 11.0 percent at June 24, 1995.

Maturities: Total long-term debt maturities during each of the next five fiscal years are as follows: 1996, $11.5 million; 1997 through 1999, $8.0 million each; and 2000, $31.1 million. Provisions of the Term Loan Facility require annual payments in the years 1996 through 2000 in October of each year in an amount equal to the "annual cash sweep" (equivalent to approximately 80 percent of net income adjusted for certain cash and non-cash items) for the preceding fiscal year as defined in the Acquisition Facility. The annual sweep to be paid on October 1, 1995 (included in the fiscal 1996 amount above) relating to fiscal 1995 amounted to $3.5 million. Provisions of the Term Loan Facility also require that cash proceeds from the sale of businesses be applied to the Term Loan Facility. The sale of Nalley's Canada Ltd. subsequent to 1995 fiscal year end resulted in $3.8 million cash proceeds that were applied to this debt.

The Senior Subordinated Notes ("Notes"): The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the New Credit Agreement).

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

Based on an estimated borrowing rate at fiscal year end 1995 of 11.6 percent for borrowings with similar terms and maturity, the fair value of the Notes was $149.8 million at June 24, 1995.

Short-Term Borrowings: Short-term borrowings for the three years ended June 24, 1995 were as follows:


(Dollars in Thousands)

                                                          Fiscal       Fiscal       Fiscal
                                                           1995         1994         1993
                                                          -------      -------     --------
Balance at end of period                                  $    --      $11,500      $12,000
Rate at fiscal year end                                        --%         5.5%         4.3%
Maximum outstanding during the period                     $73,000      $46,000      $56,000
Average amount outstanding during the period              $55,648      $30,464      $39,444

Weighted average interest rate during the period              7.5%         4.8%         4.6%



The above amounts include borrowings under existing and pre-existing loan agreements.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 24, 1995.


(Dollars in Thousands)

                                                     June 24, 1995
                                         ---------------------------------------
                                           Owned         Leased
                                           Assets        Assets          Total
                                         ---------      ---------      ---------
Land                                     $   5,467           --        $   5,467
Land improvements                            1,540           --            1,540
Buildings                                   92,215            795         93,010
Machinery and equipment                    168,477          3,520        171,997
Construction in progress                    20,489           --           20,489
                                         ---------      ---------      ---------
                                           288,188          4,315        292,503
Less accumulated
   depreciation                             16,695          1,846         18,541
                                         ---------      ---------      ---------
Net                                      $ 271,493      $   2,469      $ 273,962
                                         =========      =========      =========
Obligations under
   capital leases 1                                     $   2,384      $   2,384
Less current portion                                          764            764
                                                        ---------      ---------
Long-term portion                                       $   1,620      $   1,620
                                                        =========      =========


1 Represents the present value of net minimum lease payments calculated at the Company's incremental borrowing rate at the inception of the leases, which ranged from 6 to 9 percent.

Interest capitalized in conjunction with construction amounted to $1,841,000 and $79,000 in fiscal 1995 and 1994, respectively.

The following is a schedule of future minimum lease payments together with the present value of the minimum lease payments related to capitalized leases, both as of June 24, 1995.


(Dollars in Thousands)

Fiscal Year Ending Last                    Capital    Operating    Total Future
   Saturday In June                        Leases      Leases       Commitment
-----------------------                    -------    ---------    ------------
       1996                                $1,225      $ 4,868       $ 6,093
       1997                                   842        2,804         3,646
       1998                                   637        2,028         2,665
       1999                                   395        1,422         1,817
       2000                                    75          366           441
     Later years                              320          597           917
                                           ------      -------       -------
Net minimum lease payments                  3,494       12,085       $15,579
                                                       =======       =======
Less amount representing interest           1,110
                                           ------
Present value of minimum lease payments    $2,384
                                           ======

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $6,107,000 for fiscal year 1995.

NOTE 7. TAXES ON INCOME

The consolidated financial statements reflect the tax status of the Cooperative and its wholly-owned subsidiary, Curtice-Burns Foods, Inc. Pro-Fac has been taxed as a cooperative since its inception. Curtice-Burns has consistently been taxed as a Subchapter C Corporation.

A  summary  of  the   Cooperative's   taxable   income/(loss)  and  the  related
(benefit)/provision for income taxes for fiscal 1995, 1994, and 1993 follows:


Dollars in Thousands

Fiscal Years Ended

                                                     June 24,     June 25,      June 26,
                                                       1995         1994          1993
                                                     ---------    ---------    ---------
Consolidated income/(loss) before taxes
    dividends and allocation of net proceeds         $  22,525    $  23,698    $ (17,498)
Taxable (income)/loss of Curtice-Burns                  (5,555)        --           --
Dividend received from Curtice-Burns                     2,264         --           --
                                                     ---------    ---------    ---------
Excess/(deficiency) of revenues before
    taxes, dividends and allocation of
       net proceeds                                     19,234       23,698      (17,498)
Less:
    Patronage income to be allocated to members
       for current period                               (7,375)     (15,546)      (5,261)
    Cash dividends paid on capital stock                (4,914)      (4,390)      (4,548)
    Dividend received deduction on Curtice-Burns
       dividend                                         (2,264)        --           --
    Utilization of net operating loss
       carryforwards                                    (4,665)      (3,857)        --
Difference between book and tax
    methodologies                                          (16)          95           52
                                                     ---------    ---------    ---------

Taxable income/(loss) to the Cooperative             $    --      $    --      $ (27,255)
                                                     =========    =========    =========

(Benefit)/provision for income taxes:
    Federal -
       Current                                       $  (2,428)   $     267    $     207
       Deferred                                         (7,891)        (613)        (207)
                                                     ---------    ---------    ---------
                                                       (10,319)        (346)        --
       State                                              --           (498)        --
                                                     ---------    ---------    ---------
                                                     $ (10,319)   $    (844)   $    --
                                                     =========    =========    =========


          A summary of Curtice Burns taxes on income include the following for the period subsequent to acquisition:


(Dollars in Thousands)

                                 Federal -
                                    Current                $(1,368)
                                    Deferred                 3,810
                                                           -------
                                                             2,442
                                                           -------
                                 State and foreign -
                                    Current                    (46)
                                    Deferred                   895
                                                           -------
                                                               849
                                                           -------
                                                           $ 3,291
                                                           =======


The consolidated deferred tax liabilities/assets consist of the following at June 24, 1995:


     Liabilities
       Depreciation                                   $(66,736)
       Non-compete agreements                           (1,120)
       Long-term receivables                              (626)
       Prepaid manufacturing                            (3,827)
       Other                                               (45)
                                                      --------
                                                       (72,354)
                                                      --------
     Assets
       Non-qualified retains                             1,181
       Inventory reserves                                3,416
       Allowance for doubtful accounts                     382
       Capital and operating loss carryforwards          9,838
       Accrued employee benefits                         3,711
       Insurance accruals                                1,659
       Pension/OPEB accruals                             6,237
       Plant consolidation and closing expenses          2,572
       Tax credits                                       3,628
       Other                                             1,625
                                                      --------
                                                        34,249
                                                      --------
       Net deferred liabilities                        (38,105)
       Valuation allowance                              (7,366)
                                                      --------
                                                      $(45,471)
                                                      ========


A benefit for the Cooperative has been recorded for a net operating loss carryforward resulting from 1993 operations. As of June 24, 1995, the amount available is $17.4 million ($6.1 million net of tax) which expires in 2008.

In conjunction with the acquisition, a valuation allowance was recorded in fiscal 1995 for that portion of the Curtice Burns capital loss carryforward and tax credits where it was more likely than not that a tax benefit would not be realized.

A reconciliation of the consolidated effective tax rate to the amount computed by applying the federal income tax rate to income before taxes, is as follows:

Effective Tax Rate (Percent):


                                                            June 24,    June 25,     June 26,
                                                             1995        1994         1993
                                                            -------     -------      -------
Federal                                                       35.0%      34.0%       (34.0)%
State income taxes, net of federal income tax effect           2.5        0.4           --
Goodwill amortization                                          2.8         --           --
Loss for which no benefit was recorded                          --         --         34.0
Utilization of net operating loss carryforward               (26.4)     (34.0)          --
Other (net)                                                   (0.3)      (4.0)          --
                                                             -----      -----        -----
  Subtotal                                                    13.6       (3.6)          --
Tax benefit resulting from exempt status                     (44.8)        --           --
                                                             -----      -----        -----
   Total                                                     (31.2)%     (3.6)%         --%
                                                             =====      =====        =====

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

In August of 1993, the Internal Revenue Service issued a determination letter which concluded that the Cooperative is exempt from federal income tax to the extent provided by Section 521 of the Internal Revenue Code, "Exemption of Farmers' Cooperatives from Tax." Unlike a non-exempt cooperative, a tax-exempt cooperative is entitled to deduct cash dividends it pays on its capital stock in computing its taxable income. This exempt status is retroactive to fiscal year 1986 and is anticipated to apply to future years as long as there is no significant change in the way in which the Cooperative operates. In conjunction with this ruling, the Cooperative has filed for tax refunds for fiscal years 1986 to 1991 in the amount of approximately $7.2 million and interest payments of approximately $4.9 million. In addition, it is anticipated that the Cooperative will file for tax refunds for fiscal 1992 in the amount of approximately $1.6 million and interest payments of approximately $.3 million. Based upon the status of the government's review of the refunds for fiscal years 1986 to 1990, the legal counsel to the Cooperative has issued an opinion that such refunds constitute a legally enforceable account receivable from the government. Accordingly, refund amounts of $10.1 million for tax and interest have been reflected in the financial statements of Pro-Fac as of June 24, 1995. It is anticipated that such amounts will be received in the first half of fiscal 1996. The Board of Directors of the Cooperative has committed that substantially all of such refunds and interest payments, when received, will be invested in its subsidiary, Curtice-Burns Foods, Inc.

As a result of the acquisition, the Cooperative's exempt status has ceased.

In January 1995, the Boards of Directors of Curtice-Burns Foods, Inc. and Pro-Fac Cooperative, Inc. approved appropriate amendments to the Bylaws of Curtice-Burns Foods, Inc. to allow the Company to qualify as a cooperative under Subchapter T of the Internal Revenue Code. A private letter ruling agreeing to this change was received from the Internal Revenue Service in August 1995. The effective date of the change is June 25, 1995. As a cooperative, patronage income will be deductible to the extent distributed to its members. Accordingly, taxation on patronage income is only imposed at the patron level.

NOTE 8. PENSIONS, PROFIT SHARING, AND OTHER EMPLOYEE BENEFITS

Pensions: The Company has primarily noncontributory defined benefit plans covering most employees. The benefits for these plans are based primarily on years of service and employees' pay near retirement. The Company's funding policy is consistent with the funding requirements of Federal law and regulations. Plan assets consist principally of common stocks, corporate bonds and U.S. Government obligations.

The Company also participates in several union sponsored pension plans; however, it is not possible to determine the Company's relative share of the accumulated benefit obligations or net assets for these plans.

Pension cost for fiscal year ended 1995 includes the following components:



(Dollars in Thousands)

         Service cost -- benefits earned
           during the period                              $ 2,427
         Interest cost on projected benefit
           obligation                                       4,365
         Return on assets
           Deferred gain                                   (4,789)
                                                            2,003
         Union and other pension costs                        147
                                                          -------
         Net pension cost                                 $ 2,150
                                                          =======


The pension plans' funded status was as follows at June 24, 1995:


(Dollars in Thousands)

    Actuarial present value of benefit obligations:
      Vested benefit obligation                            $(65,350)
                                                           ========
      Accumulated benefit obligation                       $(69,449)
                                                           ========

    Projected benefit obligation                           $(78,809)
    Plan assets at fair value                                74,897
                                                           --------
    Projected benefit obligation in excess of
      Plan assets                                            (3,912)
    Unrecognized net gain                                    (8,787)
                                                           --------
                                                            (12,699)
    Union and other pension plans                              (281)
                                                           --------
    Pension liability at year end                          $(12,980)
                                                           ========


In 1995 the assumed discount rate, assumed long-term rate of return on Plan assets, and the assumed long-term rate of compensation increase were 8.50 percent, 10.0 percent, and 4.50 percent, respectively.

Profit Sharing: Under the Deferred Profit Sharing Plan and the Non-Qualified Profit Sharing Plan, the Company allocated to all salaried exempt employees a percentage of its earnings in excess of 5.0 percent in 1995 of the combined long-term debt and equity (as defined) of Pro-Fac and the Company. In fiscal 1995, $1,400,000 was allocated to the Plans.

Postretirement Benefits Other Than Pensions: Generally, other than pensions, the Company does not pay retirees' benefit costs. Isolated exceptions exist, which have evolved from union negotiations, early retirement incentives and existing retiree commitments from acquired companies.

In December 1990, the Financial Accounting Standards Board issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106, effective for fiscal years beginning after December 15, 1992, requires employers to accrue the cost of retiree health and other postretirement benefits during the working careers of active employees and allows the transition obligation to be recognized in net income either immediately or over 20 years.

The Company adopted SFAS 106 during the first quarter of fiscal 1994. The Company has elected to amortize the unrecognized transition obligation over 20 years. The adoption of SFAS 106 is not considered material to the financial statements as a whole.

The Company has not prefunded any of its retiree medical or life insurance liabilities. Consequently there are no Plan assets held in a trust, and there is no expected long-term rate of return assumption for purposes of determining the annual expense.

The Plan's funded status was as follows at June 24, 1995:


(Dollars In Thousands)

     Accumulated postretirement benefit obligation:
       Fully eligible active participants                   $   113
       Other active participants                                244
       Retirees                                               2,386
                                                            -------
           Total                                              2,743
       Less Plan assets at fair value                            --
                                                            -------
       Accumulated postretirement benefit obligation
         in excess of fair value of assets                   (2,743)
       Unrecognized transition obligation                        --
       Unrecognized prior service cost                           --
       Unrecognized losses/(gains)                             (274)
                                                            -------
       Accrued postretirement benefit cost                  $(3,017)
                                                            =======


Net periodic postretirement benefit cost included the following components in fiscal 1995:


(Dollars in Thousands)

    Service cost                                           $ 15
    Interest cost                                           154
    Actual return on assets                                  --
    Net amortization and deferral                            --
                                                           ----
    Net periodic postretirement benefit cost               $169
                                                           ====


The  weighted-average,   assumed-discount  rate  used  to  measure  the  benefit
obligations was 7.75 percent at the beginning and 8.50 percent at the end of the fiscal year.

The annual rate of increase in the per capita cost of health care benefits was assumed to be 12 percent for 1995. The rate was assumed to decrease gradually to
6.0 percent by the year 2005 and remain at that level thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation (APBO) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost as follows for fiscal 1995:


(Dollars in Thousands)

                                           Current          1% Higher
                                            Trend             Trend
                                           -------          ---------

    APBO                                    $2,743          $2,874
    Service cost+interest cost              $  170          $  178


Employers' Accounting For Postemployment Benefits: In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

This Statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents.

The Company adopted the provisions of FAS No. 112 effective June 26, 1994. The adoption did not have a significant impact on the operations or cash flow of the Company.

NOTE 9. COMMON STOCK AND CAPITALIZATION

Common Stock: The common stock purchased by members is related to the crop delivery of each member. Regardless of the number of shares held, each member has one vote.

Common stock may be transferred to another grower only with approval of the Pro-Fac Board of Directors. If a member ceases to be a producer of agricultural products which he markets through the Cooperative, then he must sell his common stock to another grower acceptable to the Cooperative. If no such grower is available to purchase the stock, then the member must provide one year's advance written notice of his intent to withdraw, after which the Cooperative must purchase his common stock at par value. (See NOTE 10 for common stock dividend information.)

At June 24, 1995 and June 25, 1994, there were outstanding subscriptions, at par value, for 59,568 and 9,270 shares of common stock, respectively. These shares are issued as subscription payments are received.

Preferred Stock: The existing preferred stock originated from the conversion at par value of retains. This stock is non-voting and non-cumulative, except that the holders of preferred and common stock would be entitled to vote as separate classes on certain matters which would affect or subordinate the rights of the class.

At the Cooperative's annual meeting in January 1995, shareholders approved an amendment to the certification of incorporation to authorize the creation of five additional classes of preferred stock.

On August 23, 1995, the Cooperative commenced an offer to exchange one share of its Class A cumulative preferred stock (liquidation preference $25 per share) for each of its existing non-cumulative preferred stock (liquidation preference $25 per share). The exchange offer is scheduled to expire on October 10, 1995 unless extended. Pro-Fac has applied to include, and received conditional approval for inclusion of, the cumulative preferred stock on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

In June 1995, the Board approved, pursuant to its authority under the Charter Amendment the creation of a new series of preferred stock, to be designated the "Class B, Series 1, 10% cumulative preferred stock" (the "Class B Stock"). Pro-Fac expects to issue up to 500,000 shares of the Class B Stock at $10 per share (liquidation value $10 per share) to employees of Curtice-Burns pursuant to an Employee Stock Purchase Plan adopted by the Curtice-Burns and Pro-Fac Boards of Directors in June 1995 and implemented in the fall of 1995.

The dividend rates for the preferred stock are as follows:

Non-cumulative preferred               $1.50  per  share  paid  annually  at the
                                       discretion  of the  Board.

Cumulative Class A  preferred          $1.72  per share annually, paid in four
                                       quarterly installments of $.43 per share.

Cumulative Class B preferred           $1.00 per share paid annually.

Retained Earnings Allocated to Members ("Retains"): Retains arise from patronage income and are allocated to the accounts of members within 8.5 months of the end of each fiscal year.

      Qualified Retains: Qualified retains are freely transferable and normally mature into preferred stock in December of the fifth year after allocation. Qualified retains are taxable income to the member in the year the allocation is made.

      Non-Qualified Retains: Non-qualified retains may not be sold or purchased. The present intention of the board of directors is that the non-qualified retains allocation be redeemed in five years through partial payment in cash and issuance of preferred stock. The non-qualified retains will not be taxable to the member until the year of conversion. Non-qualified retains may be subject to later adjustment if such is deemed necessary by the Board of Directors because of events which may occur after the retains were allocated.

      Beginning with the retains issued in 1995, the maturity of all future retains will result in the issuance of Class A cumulative preferred stock.

Earned Surplus (Unallocated and Apportioned): Earned surplus consists of accumulated income after distribution of earnings allocated to members, dividends and after state and federal income taxes. Earned surplus is reinvested in the business in the same fashion as retains. (See NOTE 7.)

Market for Pro-Fac Securities: There is no established market for trading Pro-Fac common stock. All trades have been arranged on a private basis between buyers and sellers.

NOTE 10. DIVIDENDS ON CAPITAL STOCK

Dividends on preferred and common stock are declared at the discretion of the board of directors and are paid out of legally available funds. Effective January 1995, preferred shareholders are entitled to dividends as disclosed in the table in the previous NOTE. Pursuant to New York State laws, applicable to agricultural cooperatives, dividends have been declared and paid subsequent to the fiscal year to which they relate. In fiscal 1995 and 1994, dividends on preferred stock were paid at a rate of 6.75 and 6.25 percent, respectively, of the par value and dividends on common stock were paid at a rate of 5.5 and 5.0 percent, respectively, of the par value.

Subsequent to June 24, 1995, the Cooperative declared a cash dividend of 6.0 percent of the par value of preferred stock and 5.0 percent of the par value of the common stock, payable on July 15, 1995. These dividends amounted to $5,035,000.

NOTE 11. OTHER MATTERS

                               SUBSEQUENT EVENTS

Sale of Nalley's Canada Ltd.: On March 20, 1995 Curtice-Burns announced its intention to sell its Canadian subsidiary, Nalley's Canada Ltd., located in Vancouver, British Columbia, to a management group within the Canadian subsidiary. This sale was finalized subsequent to year end (as of June 26, 1995) and was contemplated by Pro-Fac is conjunction with the acquisition. Nalley's U.S. will have an ongoing supply agreement with Nalley's Canada Ltd. as a result of the sale.

Purchase of Packer Foods: On July 21, 1995, the Company completed the acquisition of Packer Foods, a privately owned, Michigan-based food processor. The total cost of acquisition was approximately $5.4 million in notes plus interest at 10 percent to be paid until the notes mature in the year 2000. The transaction will be accounted for as a purchase. For its latest fiscal year ended December 31, 1994, Packer had net sales of $13 million, operating income of $300,000, and income before extraordinary items of $100,000. Packer Foods is in the process of being merged into the Company's Comstock Michigan Fruit operations.

Commitments: The Company's Southern Frozen Foods Division has guaranteed an approximate $1.4 million loan for the City of Montezuma to renovate a sewage treatment plant operated by Southern Frozen Foods on behalf of the City.

In July 1994, a plant operated by the Company's Southern Frozen Foods Division, located in Montezuma, Georgia, was damaged by fire. All material costs associated with the facility repairs and business interruption are anticipated to be covered under the Company's insurance policies. A gain on assets destroyed in the fire was recognized by the Company prior to the acquisition. Subsequent to the acquisition, additional costs in the amount of $2.3 million were incurred for which negotiations are currently in progress with the insurance carriers. As of June 24, 1995, the Company has received $10.0 million in proceeds from the insurance claims for the fire. Subsequent to fiscal year end, $2.5 million was received for a total of $12.5 million with $10.0 million receivable at August 30, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers of the Registrant and Subsidiary: Set forth below is certain information concerning the individuals who serve as directors and executive officers of Pro-Fac.


                          Date
     Name               of Birth                    Positions
--------------------    --------      ------------------------------------------
Bruce R. Fox             1947         President and Director
Albert P. Fazio          1936         Vice President and Director
Steven D. Koinzan        1948         Treasurer and Director
Tommy R. Croner          1942         Secretary and Director
Stephen R. Wright        1947         General Manager
William D. Rice          1934         Assistant Treasurer
Thomas R. Kalchik        1947         Vice President Administration and Planning
Kevin M. Murphy          1953         Vice President of Member Relations
Dale W. Burmeister       1940         Director
Robert V. Call, Jr.      1926         Director
Glen Lee Chase           1937         Director
Kenneth A. Mattingly     1948         Director
Allan D. Mitchell        1927         Director
Allan W. Overhiser       1960         Director
Paul E. Roe              1939         Director
Edward L. Whitaker       1926         Director


Bruce R. Fox has been a Director of Pro-Fac since 1974. For information regarding Mr. Fox, see "Management -- The Company -- Directors and Officers."

Albert P. Fazio has been a Director of Pro-Fac since 1976. He was Vice President of Pro-Fac between March 1993 and acted as President from January 28, 1995 to March 27, 1995. He has been a member of Pro-Fac since 1975. He was Secretary of Pro-Fac from 1991 to 1993. Mr. Fazio is a vegetable, grain and livestock farmer (New Columbia Garden Co., Inc.; Vancouver, Washington). Mr. Fazio also operates a sand and gravel business (Fazio Bros. Sand Co.; Vancouver, Washington).

Steven D. Koinzan has been a Director of Pro-Fac since 1983. For information regarding Mr. Koinzan, see "Management -- The Company -- Directors and Officers."

Tommy R. Croner has been a Director of Pro-Fac since 1985 and a member of Pro-Fac since 1973. He was elected Secretary on March 27, 1995. Mr. Croner is a dairy and potato farmer (T-Rich Inc.; Berlin, Pennsylvania).

William D. Rice has been Assistant Treasurer of Pro-Fac since 1970. For information regarding Mr. Rice, see "Management -- The Company -- Directors and Officers."

Stephen R. Wright has been General Manager of Pro-Fac since March 1995, having previously served as Assistant General Manager since November 1994. For information regarding Mr. Wright, see "Management -- The Company -- Directors and Officers."

Thomas R. Kalchik has served as Vice President of Administration and Planning since June 1995 and had been Vice President of Member Relations of Pro-Fac from June 1990 to June 1995 and Assistant Secretary of Pro-Fac since 1983. Mr. Kalchik was Director of Member Relations of Pro-Fac from August 1983 to June 1990.

Kevin M. Murphy has been Vice President of Member Relations of Pro-Fac since June 1995. Mr. Murphy was Director of Pro-Fac Communications and Member Relations from August 1990 to June 1995. Dale W. Burmeister has been a Director of Pro-Fac since 1992 and a member of Pro-Fac since 1974. Mr. Burmeister is a fruit and vegetable grower (Lakeshore Farms, Inc.; Shelby, Michigan).

Robert V. Call, Jr. has been a Director of Pro-Fac since 1962. For information regarding Mr. Call, see "Management -- The Company -- Directors and Officers."

Glen Lee Chase has been a Director of Pro-Fac since 1989 and a member of Pro-Fac since 1984. Mr. Chase is a peanut, poultry, grain and vegetable farmer (Chase Farms Inc.; Oglethorpe, Georgia).

Kenneth A. Mattingly has been a Director of Pro-Fac since 1993 and a member of Pro-Fac since 1978. Mr. Mattingly is a vegetable and grain farmer (M-B Farms Inc.; LeRoy, New York).

Allan D. Mitchell has been a Director of Pro-Fac since 1975 and a member of Pro-Fac since 1961. He was Secretary of Pro-Fac from 1985 to 1990. Mr. Mitchell is a fruit grower (North Rose, New York).

Allan W. Overhiser has been a Director of Pro-Fac since March 1994 and a member of Pro-Fac since 1984. Mr. Overhiser is a fruit farmer (A.W. Overhiser Orchards; South Haven, Michigan).

Paul E. Roe has been a Director of Pro-Fac since 1986 and a member of Pro-Fac since 1961. Mr. Roe is a vegetable, grain and dry bean farmer (Roe Acres, Inc.; Bellona, New York).

Edward L. Whitaker has been a Director of Pro-Fac since 1992 and a member of Pro-Fac since 1988. Mr. Whitaker is a farm land owner and a popcorn grower (Forest City, Illinois).

Term of Office: Directors of Pro-Fac are elected for three-year terms. Officers of Pro-Fac are elected for one-year terms.

                   MANAGEMENT AND DIRECTORS OF CURTICE BURNS

Effective upon consummation of the Acquisition, Pro-Fac established a management structure for the Company, providing for a Board of Directors consisting of one management director, Pro-Fac Directors and Disinterested Directors. The number of Pro-Fac Directors is equal to the number of Disinterested Directors. The Chairman of the Board is a Pro-Fac Director. The initial management and directors are listed below. The Company may in the future expand the Board of Directors, but Pro-Fac has undertaken to cause the Company to maintain a Board on which the number of Pro-Fac Directors does not exceed the number of Disinterested Directors. Both the New Credit Agreement and the Indenture provide that there will be a Change of Control if, for a period of 120 consecutive days, the number of Disinterested Directors on the Board of Directors of the Company is less than the greater of (i) two and (ii) the number of directors of the Company who are Pro-Fac Directors.

Set forth below is certain information concerning the individuals who serve as directors and executive officers of the Company as well as other corporate officers and the individuals who serve as presidents and chief executive officers of certain of the Company's divisions.


                                    Year of
          Name                       Birth                              Positions
--------------------------          -------      ---------------------------------------------------------

Roy A. Myers(1)                      1931        President and Chief Executive Officer and Director

William D. Rice                      1934        Senior Vice President, Chief Financial Officer, Secretary
                                                     and Treasurer

Stephen R. Wright                    1947        Senior Vice President -- Procurement

Patrick D. Lindenbach                1955        Executive Vice President of the Company and President
                                                    and Chief Executive Officer of Nalley's

Diana T. Bartalo                     1946        Assistant Treasurer and Director of Financial Reporting

Robert E. McMahon                    1941        Vice President Information Systems

Blaine B. Petersen                   1928        Vice President Operations

Earl L. Powers                       1944        Vice President and Controller

Beatrice B. Slizewski                1943        Vice President Corporate Communications

Lois J. Warlick-Jarvie               1958        Vice President Human Resources

Dennis M. Mullen                     1953        President and Chief Executive Officer of CMF

Thomas A. Collins                    1938        President and Chief Executive Officer of Southern

Eugene W. Hermenet                   1936        President and Chief Executive Officer of Brooks

Ronald R. Fithen                     1946        President and Chief Executive Officer of Finger Lakes

Robert V. Call, Jr.(2)               1926        Director and Chairman of the Board

Bruce R. Fox(2)                      1947        Director

Cornelius D. Harrington, Jr.(3)      1927        Director

Steven D. Koinzan(2)                 1948        Director

William B. McKnight, Jr.(3)          1945        Director

Frank M. Stotz(3)                    1930        Director


(1) Management Director.

(2) Pro-Fac Director.

(3) Disinterested Director.

Roy A. Myers has been the Chief Executive Officer and a Director of the Company since the completion of the Acquisition. Mr. Myers served as a Director and Executive Vice President of the Company from 1987 to the completion of the Acquisition (at which time he was appointed the Chief Executive Officer). He served as Vice President-Operations of the Company from 1985 to 1987 and as Vice President of the Company from 1983 to 1985. He has been an employee of the Company or a predecessor to the Company since 1955 in various other capacities including Industrial Relations Manager, Operations Manager and President of the Corporate Services Division. He was General Manager of Pro-Fac from 1987 until the completion of the Acquisition, having served as Assistant General Manager from 1983 to 1987.

William D. Rice has been Senior Vice President Finance and Administration of the Company since 1991, Secretary of the Company since 1989 and Treasurer of the Company since 1975. He was Vice President-Finance of the Company from 1969 to 1991. He has been Assistant Treasurer of Pro-Fac since 1970.

Stephen R. Wright has been Senior Vice President -- Procurement of the Company since the completion of the Acquisition. He was Vice President -- Procurement for the Company from 1990 to November, 1994, having served as Director of Commodities and Administration Services for the Company from 1988 to 1990. He became General Manager of Pro-Fac in March 1995.

Patrick D. Lindenbach has been an Executive Vice President of the Company since March 1993 and Division President and Chief Executive Officer of Nalley's since June 1990. He was Division President and Chief Executive Officer of Nalley's Canada Ltd. from 1988 to 1990. Prior to working at the Company, he held various positions at Kellogg Salada Canada Inc., Warner Lambert Canada, Inc. and Standard Brands Canada Ltd.

Diana T. Bartalo has been Director of Financial Reporting since 1992; Assistant Treasurer since 1988; Corporate Accounting Manager 1976-1992; and held several administrative staff positions 1970-1976.

Robert E. McMahon has been Vice President Information Systems since November 1993; prior to that he was Vice President, Information Systems for the Comstock Michigan Fruit Division 1992-1993 and Director of Corporate Information Systems since December 1991. He joined the Comstock Michigan Fruit Division as Systems Integration Manager in 1989 and became Director of Information Systems for that Division in 1990. Prior to employment with Curtice Burns, he held management, executive and technical positions with such organizations as Abbott Labs, BASF, IBM, MTech, and Price Waterhouse.

Blaine B. Petersen has been Vice President Operations since 1991; prior to that he was Director of Operations since 1990. Before joining Curtice Burns, he was Vice President Plant Operations, Grace Culinary Systems Division of W.R. Grace & Co. 1988-1990, Vice President Operations, Fishery Products, Inc. 1983-1988. Various executive management positions 1969-1983.

Earl L. Powers has been Vice President and Controller since March 1993, and Vice President Finance and Management Information Systems, Comstock Michigan Fruit Division of the Company 1991 to March 1993. Prior to joining the Company, he was Controller of various Pillsbury Company divisions 1987-1990 and various other executive management positions at the Pillsbury Company 1976-1987.

Beatrice B. Slizewski has been Vice President of Corporate Communications for Curtice-Burns and Pro-Fac since March 1995. She joined the Company as Director of Corporate Communications in 1991. Prior to joining Curtice Burns (1988-1991), she worked as a marketing and public relations consultant for J.P. Associates, a small business consulting agency in Rochester, New York. Previous food industry experience includes 14 years with the R.T.

French Company (1974 - 1988) -- eight years in public relations and seven years in various accounting functions.

Lois J. Warlick-Jarvie has been Vice President Human Resources since January 1993; Corporate Director Human Resources July 1991 to January 1993; Manager
Compensation, Benefits and Risk Management January 1989 to July 1991; various administrative staff positions within the Company 1982 to 1989.

Dennis M. Mullen has been President and Chief Executive Officer of CMF since March 1993. He was Senior Vice President and Business Unit Manager Food Service of CMF from 1991 to 1993, and Senior Vice President-Custom Pack Sales for Nalley's from 1990 to 1991. Prior to employment with the Company, he was President and Chief Executive Officer of Globe Products Company.

Thomas A. Collins has been President and Chief Executive Officer of Southern since 1990. He was Executive Vice President of Southern from 1989 to 1990, Vice President-Sales and Marketing of Southern from 1985 to 1989, Vice President, Marketing for Retail and Foodservice of Southern from 1981 to 1985 and Vice President, Foodservice Sales of Southern from 1975 to 1981.

Ronald R. Fithen has been President and Chief Executive Officer of Finger Lakes since 1991. Prior to joining the Company in 1991, he was Plant Manager for Continental Can's largest manufacturing operation in St. Louis.

Eugene W. Hermenet has been President and Chief Executive Officer of Brooks since 1978. He was Executive Vice President of Brooks from 1975 to 1978. He was President of Silver Floss from 1972 to 1975, Vice President of Silver Floss from 1971 to 1972 and Assistant to the President of Silver Floss from 1969 to 1971.

Robert V. Call, Jr. has been a Director of the Company since the completion of the Acquisition. Mr. Call had been a Director of the Company since 1986 until completion of the Acquisition (at which time he resigned and was reappointed). He has been a Director of Pro-Fac since 1962. He was President of Pro-Fac from 1986 to March 27, 1995, having served as Treasurer from 1973 to 1984. He has been a member of Pro-Fac since 1961. He is a vegetable, fruit and grain farmer (My-T Acres, Inc., Batavia, NY).

Bruce R. Fox has been a Director of the Company since the completion of the Acquisition. He has been a Director of Pro-Fac since 1974. He was Treasurer of Pro-Fac from 1984 until March 27, 1995, when he was elected President. He has been a member of Pro-Fac since 1974. Mr. Fox is a fruit and vegetable grower (N.J. Fox & Sons, Inc., Shelby, MI).

Cornelius D. Harrington, prior to his retirement, was President of the Bank of New England-West in Springfield, MA or a predecessor to the Bank of New England-West from 1978 to December 1990. He was Chief Executive Officer of the Bank of New England-West from 1984 to December 1990. Until 1987, he served as Chairman of the Board of Directors of BayState Medical Center in Springfield, MA. He has been a Director of the Farm Credit Bank of Springfield since January 1994.

Steven D. Koinzan has been a Director of the Company since the completion of the Acquisition. He has been a Director of Pro-Fac since 1983. He was Secretary of Pro-Fac from March 1993 until March 27, 1995, when he was elected Treasurer. He has been a member of Pro-Fac since 1979. Mr. Koinzan is a popcorn, field corn and soybean farmer (Koinzan Farms; Norden, Nebraska).

William B. McKnight, Jr. has been a Director of the Company since the completion of the Acquisition. Mr. McKnight is President and Chief Executive Officer of Wise Snack Foods. He was Executive Vice President of the Nabisco Foods Group of RJR Nabisco, Inc. until 1993. He was President and Chief Executive Officer of the Nabisco Foods Company from 1988 to 1992 and President of the Biscuit Division of the Nabisco Foods Group from 1986 to 1988. Mr. McKnight was President of the Grocery Division of the Nabisco Foods Group from 1984 to 1986, President of the Grocery Products Division from 1982 to 1984 and Vice President, Marketing of the Special Products Division from 1981 to 1982. From 1968 to 1981, he held various management positions at General Mills, Inc. Mr. McKnight has been a Director of VideOcart, Inc. since 1989 and a Director of Ghirardelli Chocolate Company since 1991. He is a member of the Executive Committee of the Kenyon College Fund and St. Clare's Riverside Hospital.

Frank M. Stotz has been a Director of the Company since the completion of the Acquisition. Mr. Stotz retired in 1994 from his position as Senior Vice President -- Finance of Bausch & Lomb Incorporated. Before joining Bausch & Lomb in that capacity in 1991, Mr. Stotz was a partner with Price Waterhouse. He joined Price Waterhouse in Chicago in 1954, was admitted to partnership in 1966 and retired from the firm in 1991 to join Bausch & Lomb. From 1980 to 1991, he was partner in charge of the Rochester office of Price Waterhouse. Mr. Stotz serves on the Boards of Trustees of St. John Fisher College, The Genesee Hospital, The Rochester Center for Governmental Research and The Automobile Club of Rochester. He is also a member of the Bishop's Council of the Catholic Diocese of Rochester.

Term of Office: All directors of the Company will hold office from the date of election until the next annual meeting of shareholders or until their successors are duly elected and qualified. Each executive officer of the Company will hold office from the date of election until his successor is elected or appointed.

There are no family relationships between any Director, executive officer, or any person nominated or chosen by the Company to become a Director or executive officer. Officers of the Company serve for a term of office from the date of election to the next organization meeting of the Board of Directors and until their respective successors are elected and qualified, except in the case of death, resignation, or removal.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the cash compensation and certain other components of the compensation of the chief executive officer and the four (4) other most highly compensated Executive Officers of the Cooperative earned during fiscal year ended June 24, 1995.

Executive Compensation
Summary Compensation Table


                                                          Annual              Long-Term
                                                       Compensation 1       Compensation    Deferred
                                                    --------------------       Awards        Profit
 Name and Principal Position               Year     Salary       Bonus 2       Options       Sharing
------------------------------             ----     ------       -------    ------------    --------
Roy A. Myers -                             1995     $258,375     $200,539    $      0       $ 10,609
     President, CEO of
     Curtice-Burns

William D. Rice -                          1995     $159,081     $116,143    $      0       $  9,791
     Senior Vice President, CFO,
     Secretary and Treasurer of
     Curtice-Burns







                                                          Annual              Long-Term
                                                       Compensation 1       Compensation    Deferred
                                                    --------------------       Awards        Profit
 Name and Principal Position               Year     Salary       Bonus 2      Options       Sharing
------------------------------             ----     ------       -------    ------------    --------

Patrick D. Lindenbach -                    1995     $128,927     $ 71,504    $     0        $ 8,134
     Executive Vice President of
     Curtice-Burns

Dennis M. Mullen -                         1995     $112,772     $ 71,207    $     0        $ 7,265
     President, Comstock
     Michigan Fruit Division

Stephen R. Wright                          1995     $ 98,373     $ 51,628    $     0        $ 4,520
     General Manager and
     CEO of Pro-Fac
     Cooperative, Inc.



1 No named Executive Officer has received personal benefits during the listed years in excess of the lesser of $50,000 or 10 percent of annual salary.

2 Pursuant to the Management Incentive Plan of the Company (the "Incentive Plan"), additional compensation is paid if justified by the activities of the officers and employees eligible under the Incentive Plan and by the earnings of the Company and of Pro-Fac Cooperative, Inc. ("Pro-Fac").

Retirement Plans: The Company's Master Salaried Retirement Plan (the "Pension Plan") provides defined retirement benefits for its officers and all salaried and clerical personnel. The compensation upon which the pension benefits are determined is included in the salary column of the "summary compensation table".

For retirement before age 65, the annual benefits are reduced by an amount for each year prior to age 65 at which such retirement occurs so that if retirement occurs at age 55, the benefits are 70 percent of those payable at age 65.

The approximate number of years of Plan participation under the Company's Pension Plan as of June 24, 1995, of the Executive Officers listed in the compensation table are as follows: Patrick D. Lindenbach-6, Dennis M. Mullen-5, Roy A. Myers-33, William D. Rice-23, and Stephen R. Wright-22.

On January 28, 1992, the Company adopted an Excess Benefit Retirement Plan which serves to provide employees with the same retirement benefit they would have received from the Company's Master Salaried Retirement Plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code, which was $150,000 on January 1, 1994, having been revised in the 1992 Omnibus Budget Reform Act.

The following table shows the estimated pension benefits payable to a covered participant, at age 65, at the specified final average pay, and years of credited service levels under the Company's Master Salaried Retirement Plan and the Excess Benefit Retirement Plan.

Pension Plan Table


                                         Years of Plan Participation
   Final                --------------------------------------------------------------------------------
Average Pay               15                20                 25                  30                 35
-----------             -------          --------           --------            --------           -----
  $125,000              $22,586          $ 29,522           $ 36,435            $ 43,397           $ 50,540
   150,000               27,836            36,522             45,185              53,897             62,790
   175,000               33,086            43,522             53,935              64,397             75,040
   200,000               38,336            50,522             62,685              74,897             87,290
   225,000               43,586            57,522             71,435              85,397             99,540
   250,000               48,836            64,522             80,185              95,897            111,790
   275,000               54,086            71,522             88,935             106,397            124,040
   300,000               59,336            78,522             97,685             116,897            136,290
   325,000               64,586            85,522            106,435             127,397            148,540
   350,000               69,836            92,522            115,185             137,897            160,790
   375,000               75,086            99,522            123,935             148,397            173,040
   400,000               80,336           106,522            132,685             158,897            185,290


The benefits listed on the Pension Plan Table are not subject to any deduction for Social Security.

Change of Control Provisions of Severance and Other Benefit Plans: The Company has adopted a Change of Control Severance Plan concerning certain key employees and Executive Officers (the "Plan"). The Plan provides salary and benefit continuation to designated executives (including the named executives listed in the compensation table) in the event their employment is terminated within a specified period after a change of control of the Company, as such term is defined in the Plan.

The Plan will remain in existence until November 3, 1996. The Plan provides for salary and benefit continuation upon termination other than for cause within the two-year period following a change of control as follows: one year of salary and benefit continuation for Messrs. Myers and Rice; two years of salary and benefit continuation for the other designated executives including Messrs. Lindenbach and Mullen, or until the executive obtains other employment at an annual salary not less than 75 percent of his annual salary at termination, whichever occurs first.

The Profit Sharing Plan and the Incentive Plan also contain a change of control provision pursuant to which, in the event of a change of control of the Company, participants in such plan who are terminated within two years following a change in control are entitled to an allocation of benefits under such plan for the fiscal year of their termination on a pro rata basis for the part of the year they were employed.

Directors Compensation: In fiscal 1995, directors of Pro-Fac received an annual stipend of $6,000 per year, plus $200 per day for attending Board or Committee meetings, except for the President, who received double those amounts.

In fiscal 1995, non-employee directors of Curtice-Burns who were designated by Pro-Fac received an annual stipend of $6,000 per year, plus $200 per day for attending Board or Committee meetings. In fiscal 1995, all other outside directors, Messrs. Harrington, McKnight, and Stotz received $18,000 in addition to $600 per day. The Chairman of the Board receives a fixed amount in lieu of the standard attendance fees and annual stipend. The Company accrued an annual stipend of $24,700 for Mr. Call as Chairman of the Board. Mr. Myers was not paid directors' fees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of August 21, 1995, with respect to (i) each person known by Pro-Fac to own beneficially 5 percent or more of any class of Pro-Fac's voting securities, (ii) each director and executive officer of Pro-Fac and (iii) all directors and executive officers of Pro-Fac as a group.


                                                      Title             Amount and Nature of                  Percent of
             Name                                    of Class          Beneficial Ownership(A)                 Class(B)
--------------------------------                     --------          -----------------------                ----------
Cherry Central Cooperative, Inc.                     Common                       383,942                        20.43%
   P.O. Box 988                                      Preferred                     41,638                         1.37%
   Traverse City, MI 49685

Michigan Blueberry Growers Assoc.                    Common                       116,400                         6.20%
  P.O. Drawer B                                      Preferred                     93,200                         3.06%
  Grand Junction, MI 49056

Dale E. Burmeister                                   Common                         3,218(c)                      0.17%
                                                     Preferred                        703(c)                      0.02%
                                                                                    8,490                         0.28%

Robert V. Call, Jr.                                  Common                        39,116(d)                      2.08%
                                                     Preferred                     23,702(d)                      0.78%
                                                                                   13,088(e)                      0.43%
                                                                                    5,361(f)                      0.18%
                                                                                    1,506                         0.05%

Glen Lee Chase                                       Common                         9,472(g)                      0.50%
                                                     Preferred                      4,962(g)                      0.16%

Tommy R. Croner                                      Common                         7,026(h)                      0.37%
                                                     Preferred                     10,076(i)                      0.33%

Albert P. Fazio                                      Common                         8,000(j)                      0.43%
                                                     Preferred                      8,430(j)                      0.28%

Bruce R. Fox                                         Common                        20,597(k)                      1.10%
                                                     Preferred                      8,572(k)                      0.28%
                                                                                    3,902(l)                      0.13%
                                                                                    1,589                         0.05%

Thomas R. Kalchik                                    Preferred                        328(n)                      0.01%

Steven D. Koinzan                                    Common                         7,140                         0.38%
                                                     Preferred                      1,924                         0.06%

Kenneth A. Mattingly                                 Common                         5,150(m)                      0.27%
                                                     Preferred                      3,147(m)                      0.10%

Allan D. Mitchell                                    Common                            78                         0.00%
                                                     Preferred                      1,674(n)                      0.06%
                                                                                    5,006                         0.16%

Kevin M. Murphy                                      Preferred                        300                         0.01%

Allan W. Overhiser                                   Common                         1,379(o)                      0.07%
                                                     Preferred                      1,512(o)                      0.05%

Paul E. Roe                                          Common                        12,851(p)                      0.68%
                                                     Preferred                      3,160(p)                      0.10%


                                                      Title             Amount and Nature of                  Percent of
             Name                                    of Class          Beneficial Ownership(A)                 Class(B)
--------------------------------                     --------          -----------------------                ----------
Edward L. Whitaker                                   Common                           240                         0.01%
                                                     Preferred                        117                         0.00%

Stephen R. Wright                                    Preferred                        840                         0.03%

All directors and officers
   as a group                                        Common                       114,267                         6.08%
                                                     Preferred                    108,389                         3.56%

(a) Certain of the directors named above may have the opportunity, along with the other members producing a specific crop, to acquire beneficial ownership of additional shares of the common stock of Pro-Fac within a period of approximately 60 days commencing February 1, 1995 if Pro-Fac determines that a permanent change is required in the total quantity of that particular crop.

(b) In the above table, each director who has direct beneficial ownership of common or preferred shares by reason of being the record owner of such shares has sole voting and investment power with respect to such shares, while each director who has direct beneficial ownership of common or preferred shares as a result of owning such shares as a joint tenant has shared voting and investment power regarding such shares. Each director who has indirect beneficial ownership of common or preferred shares resulting from his status as a shareholder or a partner of a corporation or partnership which is the record owner of such shares has sole voting and investment power if he controls such corporation or partnership. If he does not control such corporation or partnership, he has shared voting and investment power. Pro-Fac does not believe that the percentage ownership of any such corporation or partnership by a director is material, since in the aggregate no director beneficially owns in excess of 5 percent of either the common or preferred shares of Pro-Fac.

(c)   Record ownership by Lakeshore Farms, Inc.

(d)   Record ownership by My-T Acres, Inc.

(e)   Record ownership by My-T Acres, Inc.  Employee Profit-Sharing Plan

(f)   Record ownership by Call Farms, Inc.

(g)   Record ownership by Chase Farms, Inc.

(h)   Record ownership by Richard Croner & Son

(i)   Record ownership by T-Rich, Inc.

(j)   Record ownership by New Columbia Garden Co., Inc.

(k)   Record ownership by N.J. Fox & Sons, Inc.

(l)   Record ownership by K. Fox

(m)   Record ownership by M-B Farms, Inc.

(n)   Record ownership jointly with spouse

(o)   Record ownership by A.W. Overhiser Orchards

(p)   Record ownership by Roe Acres, Inc.



ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Equity Ownership in CoBank: As part of its historical lending arrangements with the Bank, which is a cooperative, Pro-Fac made investments in the Bank. Pro-Fac made these investments through (i) a capital purchase obligation equal to a percentage, set annually based on the Bank's capital needs, of its interest paid to the Bank and (ii) a patronage rebate on interest paid by Pro-Fac to the Bank based on the Bank's earnings, which is paid in cash and capital certificates. The investments in the Bank are capital certificates that are redeemed by the Bank, currently beginning six years after issuance in four quarterly installments. As of June 24, 1995, the amount of Pro-Fac's investment in the Bank was approximately $22.9 million. Pursuant to its capital purchase obligation, Pro-Fac increased its investment in the Bank by $1.3 million and $2.6 million in fiscal 1995 and 1994, respectively. Amounts paid to Pro-Fac on account of dividends and the redemption of capital certificates in connection with such investment were $2.3 million and $3.1 million in fiscal 1995 and 1994, respectively. In connection with the Transactions, Pro-Fac contributed its investment in the Bank to the capital of the Company.

Purchase of Crops by Pro-Fac: Each of the members of Pro-Fac sells crops to Pro-Fac pursuant to a general marketing agreement between such member and Pro-Fac, which crops in turn are sold to the Company pursuant to the Pro-Fac Marketing and Facilitation Agreement. Prior to the Acquisition, these crops were sold to the Company pursuant to the Integrated Agreement. During fiscal 1995, the following directors and executive officers of Pro-Fac directly or through sole proprietorships or corporations, sold crops to Pro-Fac and provided harvesting, trucking and waste removal services to Curtice Burns for the following aggregate amounts:



                                           RELATIONSHIP               AGGREGATE AMOUNT PAID
        NAME                                TO PRO-FAC                 IN FISCAL 1995
-------------------                        -------------             --------------------
                                                                      (DOLLARS IN MILLIONS)


Dale E. Burmeister ................       Director                         $0.1
Robert V. Call, Jr ................       Director                          2.1
Glen Lee Chase ....................       Director                          0.1
Tommy R. Croner ...................       Director and Secretary            0.3
Albert P. Fazio ...................       Director and Vice President       0.2
Bruce R. Fox ......................       Director and President            1.1
Steven D. Koinzan .................       Director and Treasurer            0.2
Kenneth A. Mattingly ..............       Director                          0.7
Paul E. Roe .......................       Director                          0.5
Allan D. Mitchell .................       Director                          0.2


Stock Option Payments to Management: In conjunction with the acquisition of the Company, $1.7 million representing the aggregate payments that were made in connection with the cancellation of certain outstanding options to purchase shares of Curtice Burns stock which were exercisable at a price less than $19.00 per share.

Of the total stock option payments made in conjunction with the acquisition, following were the payments to those listed in the summary compensation table:

                         Name                              Amount
                 ---------------------                    -------
                 Roy A. Myers                            $148,348
                 William D. Rice                         $154,231
                 Patrick D. Lindenbach                   $ 85,545
                 Dennis M. Mullen                        $ 17,850
                 Stephen R. Wright                       $ 27,746


Sale of Nalley's Canada Ltd: Subsequent to the end of the fiscal year, the Company sold its Nalley's Canada Ltd. subsidiary to a group of investors led by Mr. Patrick Lindenbach, who is Chief Executive Officer for the Company's Nalley's Fine Foods Division. The sale price was approximately $8 million, one-half in cash and one-half in notes. The effect on ongoing earnings is negligible and appropriate incentives, reporting relationships, and management reports have been instituted to avoid any problems or appearance of problems with conflict of interest.

Directors and Officers Liability Insurance: As authorized by New York law and in accordance with the policy of that state, the Company has obtained insurance from Chubb Group Insurance insuring the Company against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative. This insurance has a term expiring on August 15, 1996, at an annual cost of approximately $85,000. As of this date, no sums have been paid to any officers or directors of the Cooperative under this indemnification insurance contract.
                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1)      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS

                 The following appears in ITEM 8 of This Report



    ITEM                                                                   Page
-------------                                                              ----
Pro-Fac Cooperative, Inc. and Consolidated Subsidiary:
   Report of Independent Accountants......................................  32
   Management's Responsibility for Financial Statements...................  33
   Consolidated Financial Statements for the years ended
     June 24, 1995, June 25, 1994, and June 26, 1993:
         Consolidated Statement of Operations and
            Net Proceeds..................................................  34
         Consolidated Balance Sheet.......................................  35
         Consolidated Statement of Cash Flows.............................  37
         Consolidated Statement of Changes in Shareholders' and
            Members' Capitalization and Common Stock......................  39
         Notes to Consolidated Financial Statements.......................  40

   (2)   The following additional financial data are set forth herein:

         Schedule VIII:  Valuation and Qualifying Accounts

                                                                   Schedule VIII


Pro-Fac Cooperative, Inc.
Valuation and Qualifying Accounts
For the Fiscal Year Ended June 24, 1995

                Allowance for doubtful accounts
                  Balance at beginning of period              $683,000
                  Additions charged to expense                $ 91,000
                  Deductions                                  $101,000
                  Balance at end of period                    $673,000

                Inventory reserve
                  Balance at beginning of period              $     --
                  Net change                                  $144,000
                  Balance at end of period*                   $144,000




* Difference between FIFO cost and market applicable to canned and frozen fruit and vegetable inventories.

Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

      (3) The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:

   (b) Exhibits:


         Exhibit
         Number                               Description
         -------         -------------------------------------------------------
          3.3**           Certificate of Incorporation of Pro-Fac.

          3.4*            Bylaws of Pro-Fac.

         10.1** Indenture, dated as of November 3, 1994 (the "Inden-ture"), among PFAC, Pro-Fac and IBJ Schroder Bank &
                          Trust Company ("IBJ"), as Trustee, as amended by First
                          Supplemental Indenture, dated as of November 3, 1994, each with respect to Curtice-Burns' 12.25 percent
                          Senior Subordinated Notes due 2005 (the "Notes").

         10.2**           Term Loan, Term Loan Facility and Seasonal Loan
                          Agreement, dated as of November 3, 1994, among Springfield Bank for Cooperatives (the "Bank"),
                          Curtice-Burns and PFAC.

         10.3**           Parent  Guaranty,  dated as of  November  3, 1994,  by
                          Pro-Fac in favor of the Bank.

         10.4**           Parent  Security  Agreement,  dated as of  November 3,
                          1994 between Pro-Fac and the Bank.

         10.5**           Mortgage,  Open End  Mortgage,  Deed of  Trust,  Trust
                          Deed,  Deed to Secure Debt,  Purchase Money  Mortgage,
                          Assignment, Security Agreement and Financing Statement dated November 3, 1994 among PFAC, Curtice-Burns and the Bank.

         10.6** Marketing and Facilitation Agreement, dated as of No-vember 3, 1994, between Pro-Fac and Curtice-Burns.

         10.7**           Management Incentive Plan, as amended.

         10.8**           Supplemental Executive Retirement Plan, as amended.

         10.9**           Key Executive Severance Plan, as amended.

         10.10**          Master Salaried Retirement Plan, as amended.

         10.11**          Non-Qualified Profit Sharing Plan, as amended.


         10.12*           Excess Benefit Retirement Plan.

         10.13*           Modification A of Term Loan, Term Loan Facility, and
                          Seasonal Loan Agreement, Dated as of January 26, 1995,
                          Between Curtice Burns and the Bank.

         10.14*           Second Amendment to Non-Qualified Profit Sharing Plan.

         10.15            Modification B-D of Term Loan, Term Loan Facility, and
                          Seasonal Loan Agreement Between Curtice Burns and the
                          Bank.


                                       68


         Exhibit
         Number                               Description
         -------         -------------------------------------------------------
         21.1             List of Subsidiaries.

         27               Financial Data Schedule.


 *   Incorporated by reference from Registration Statement No. 33-60273.

** Incorporated by reference from Registration Statement No. 33-56517, as amended.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated:  8/17/95

                                                      PRO-FAC COOPERATIVE, INC.



                                                By:    /s/ Stephen R. Wright
                                                       -------------------------
                                                           General Manager


                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints STEPHEN R. WRIGHT AND WILLIAM D. RICE, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby satisfying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      SIGNATURE                         TITLE                             DATE
-----------------------       --------------------------                 -------


/s/Bruce R. Fox              President and Director                      8/17/95
-----------------------                                                  -------
(BRUCE R. FOX)


/s/Albert P. Fazio           Vice President and Director                 8/17/95
-----------------------                                                  -------
(ALBERT P. FAZIO)


/s/Steven D. Koinzan         Treasurer and Director                      8/17/95
-----------------------                                                  -------
(STEVEN D. KOINZAN)


/s/Tommy R. Croner           Secretary and Director                      8/17/95
-----------------------                                                  -------
(TOMMY R. CRONER


/s/Dale W. Burmeister        Director                                    8/17/95
-----------------------                                                  -------
(DALE W. BURMEISTER)


/s/Robert V. Call, Jr.       Director                                    8/17/95
-----------------------                                                  -------
(ROBERT V. CALL, JR.)


/s/Glen Lee Chase            Director                                    8/17/95
-----------------------                                                  -------
(GLEN LEE CHASE)


/s/Kenneth A. Mattingly      Director                                    8/17/95
-----------------------                                                  -------
(KENNETH A. MATTINGLY)


/s/Allan D. Mitchell         Director                                    8/17/95
-----------------------                                                  -------
(ALLAN D. MITCHELL)


/s/Allan W. Overhiser        Director                                    8/17/95
-----------------------                                                  -------
(ALLAN W. OVERHISER)


/s/ Paul E. Roe              Director                                    8/17/95
-----------------------                                                  -------
(PAUL E. ROE)


/s/Edward L. Whitaker        Director                                    8/17/95
-----------------------                                                  -------
(EDWARD L. WHITAKER)


/s/Stephen R. Wright         General Manager                             8/17/95
-----------------------                                                  -------
(STEPHEN R. WRIGHT)          (Principal Executive Officer)


/s/ William D. Rice          Assistant Treasurer                         8/17/95
-----------------------                                                  -------
(WILLIAM D. RICE)           (Principal Accounting Officer)



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No proxy statement, form of proxy or other proxy soliciting material has been or will be sent to security holders with respect to the 1996 Annual Meeting. Pro-Fac's 1995 Annual Report on Form 10-K will be sent to its security holders.