Form 10-Q
period 1995-09-23
PRO FAC COOPERATIVE INC
filed 1995-10-26
CIK 202932

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 Form 10-Q

       Quarterly Report under Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

   (Mark One)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 23, 1995

                                    OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

       For the transition period from               to

            Registration Statement (Form S-1) Number 33-60273

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

                       YES  X               NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 13, 1995.

                         Common Stock - 1,886,424

                PART I.  FINANCIAL INFORMATION

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

Pro-Fac Cooperative, Inc.
Consolidated Statement of Operations and Net Proceeds
                                                                            Quarter Ended
(Dollars in Thousands)                                             September 23,      September 24,
                                                                       1995               1994
Net sales                                                             $165,178           $37,657
Cost of sales                                                          122,646            37,657
Gross profit                                                            42,532                --
Share of Curtice-Burns earnings
  prior to acquisition                                                      --             2,368
Interest income from Curtice-Burns
  prior to acquisition                                                      --             4,247
Other selling, general, and
  administrative (expenses)/income                                     (36,715)               53
Operating income                                                         5,817             6,668
Interest expense                                                       (10,046)           (2,939)
(Loss)/income before taxes, dividends
  and allocation of net proceeds                                        (4,229)            3,729
Tax benefit/(provision)                                                  1,796               (25)
Net (loss)/income                                                     $ (2,433)          $ 3,704

Allocation of Net Proceeds:
  Net (loss)/income                                                   $ (2,433)          $ 3,704
  Dividends on common and preferred stock                               (5,035)           (4,914)
  Net deficit                                                           (7,468)           (1,210)
  Allocation from earned surplus                                         7,468             1,210
  Net proceeds available to members                                   $     --           $    --

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet

(Dollars in Thousands)
                                                                                    September 23,  June 24,
September 24,
                                                                                        1995         1995
1994
ASSETS
Current assets:
  Cash                                                                                $  5,221     $  4,152
$    113
  Accounts receivable, trade, net                                                       60,913       47,341
        --
  Accounts receivable, other                                                            12,780       19,840
       140
  Receivable from Curtice-Burns Foods, Inc.                                                 --
--      51,929
  Current portion of long-term loans receivable from
    Curtice-Burns Foods, Inc.                                                               --           --
   14,000
  Current portion of investment in direct financing leases                                  --
 --      17,645
  Current portion of investment in Bank                                                     --           --
     1,308
  Current deferred tax assets                                                            3,954        6,784
        --
  Income taxes refundable                                                               11,679       10,106
        --
  Inventories -
    Finished goods                                                                     179,559      108,691
        --
    Materials and supplies                                                              52,387       51,491
        --
      Total inventories                                                                231,946      160,182
        --
  Prepaid manufacturing expense                                                             --        9,903
        --
  Prepaid expenses and other current assets                                              4,944
2,306       3,437
      Total current assets                                                             331,437      260,614
    88,572
Property, plant, and equipment, net                                                    279,669
273,962          --
Goodwill and other intangible assets, net                                               79,375
101,494          --
Long-term portion of investment in direct financing leases                                  --
  --     113,083
Long-term loans receivable from Curtice-Burns Foods, Inc.                                   --
     --      88,952
Investment in Bank                                                                      22,907       22,907
    19,968
Deferred tax assets                                                                      7,466        7,466
     2,623
Finance receivable related to intangibles                                                   --           --
    24,486
Assets held for sale                                                                     5,521       13,863
        --
Other assets                                                                            13,692        9,433
      450
      Total assets                                                                    $740,067     $689,739
  $338,134

LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION
Current liabilities:
  Notes payable                                                                       $ 86,000     $     --
 $ 50,000
  Current portion of obligations under capital leases                                      764
764          --
  Accounts payable                                                                      59,122       60,074
     2,288
  Accrued interest                                                                       4,525        9,171
    2,792
  Accrued employee compensation                                                          7,042
11,644          --
  Accrued manufacturing expense                                                            787
--          --
  Other accrued expenses                                                                19,288       15,116
        10
  Current portion of long-term debt                                                      8,008       11,552
    14,000
  Income taxes payable                                                                      --           --
     697
  Amounts due members                                                                   16,303
13,348      18,762
      Total current liabilities                                                        201,839      121,669
    88,549
Obligations under capital leases                                                         1,650        1,620
        --
Long-term debt                                                                         185,274      183,665
   126,925
Senior subordinated notes                                                              160,000      160,000
        --
Deferred tax liabilities                                                                34,923       59,721
        --
Other non-current liabilities                                                           18,593       17,836
       521
      Total liabilities                                                                602,279      544,511
  215,995
Commitments and contingencies                                                               --
--          --
Common stock, par value $5, authorized -
  5,000,000 shares
                                           September 23,  June 24,    September 24,
                                               1995         1995          1994

Shares issued                                1,886,424    1,878,926     2,036,655
Shares subscribed                               51,638       59,568         9,270
      Total subscribed and issued            1,938,062    1,938,494     2,045,925
Less subscriptions receivable in
  installments                                 (51,638)     (59,568)       (9,270)
                                             1,886,424    1,878,926     2,036,655        9,432        9,395
    10,183
Shareholders' and members' capitalization:
  Retained earnings allocated to members                                                34,242
34,250      36,912
  Non-qualified allocation to members                                                    3,851
3,851       5,979
  Preferred stock, par value $25, authorized -
    5,000,000 shares; issued and outstanding -
      3,043,325, 3,043,325, and 2,623,604,
        respectively                                                                    76,083       76,083
   65,590
  Earned surplus                                                                        14,180       21,649
     3,475
      Total shareholders' and members' capitalization                                  128,356
135,833     111,956
      Total liabilities and capitalization                                            $740,067     $689,739
  $338,134

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows

(Dollars in Thousands)
                                                                                                Quarter Ended

                                                                                        September 23,
September 24,
                                                                                            1995           1994

Cash flows from operating activities:
  Net (loss)/income                                                                       $ (2,433)       $
3,704

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of goodwill, other intangibles, and
        financing fees                                                                       1,180
--
      Depreciation                                                                           6,374
--

  Change in assets and liabilities:
    Accounts receivable                                                                     (5,137)
 (72)
    Inventories                                                                            (67,486)
--
    Accounts payable and accrued expenses                                                     (549)
      1,937
    Amounts due to members                                                                   2,955
   3,435
    Federal and state taxes refundable                                                      (1,573)
     29
    Other assets and liabilities                                                            (3,892)
(944)
  Deferred taxes                                                                              (122)
--
Net cash (used in)/provided by operating activities                                        (70,683)
      8,089

Cash flows from investing activities:
  Due from Curtice-Burns, net                                                                   --
(51,644)
  Return from investment in direct financing leases                                             --
   10,594
  Investment in Bank                                                                            --
(320)
  Finance receivable related to intangibles                                                     --
   423
  Purchase of property, plant, and equipment                                                (6,696)
        --
  Disposals of property, plant, and equipment                                                4,790
        --
  Cash paid for acquisition                                                                 (5,400)
   --
Net cash used in investing activities                                                       (7,306)
(40,947)

Cash flows from financing activities:
  Proceeds from short-term debt                                                             86,000
  38,500
  Proceeds from long-term debt                                                               5,400
     --
  Payments on long-term debt                                                                (7,335)
   (209)
  Issuances of common stock, net of repurchases                                                 37
       (101)
  Cash portion of non-qualified conversion                                                      --
    (304)
  Cash paid in lieu of fractional shares                                                        (9)
  (11)
  Cash dividends paid                                                                       (5,035)
(4,914)
Net cash provided by financing activities                                                   79,058
   32,961
Net change in cash                                                                           1,069
 103
Cash at beginning of period                                                                  4,152
    10
Cash at end of period                                                                     $  5,221        $
  113

All amounts above exclude the effects of the acquisition
  of Packer Foods as detailed in the Supplemental
     Disclosure of Cash Flow Information
 Supplemental Disclosure of Cash Flow Information
  Cash paid/(received) during the year for:
    Interest                                                                              $ 14,694        $  2,677
    Income taxes, net                                                                     $    (82)       $
 54
Acquisition of Packer Foods:
  Accounts receivable                                                                     $  1,375        $
   --
  Inventories                                                                                4,278
--
  Prepaid expenses and other current assets                                                    270
       --
  Property, plant and equipment                                                              5,884
     --
  Goodwill                                                                                     128
--
  Accounts payable                                                                          (4,954)
  --
  Accrued expenses                                                                            (257)
  --
  Deferred income tax                                                                         (226)
  --
  Other non-current liabilities                                                             (1,098)
  --
  Cash paid for acquisition                                                               $  5,400        $
   --

Supplemental Schedule of Non-Cash Investing and Financing
  Activities:
    Conversion of retains to preferred stock                                              $     --
$  1,172

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                         PRO-FAC COOPERATIVE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The following summarizes the significant accounting policies applied in the preparation of the accompanying financial statements. The acquisition was accounted for using the purchase method of accounting. In conjunction with the change in ownership all identifiable assets and liabilities were adjusted to reflect their fair values at the date of acquisition. Such allocations continue to be reviewed. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in Pro-Fac's Form 10-K for the fiscal year ended June 24, 1995.

Fiscal Year:  The fiscal year ends the last Saturday in June.

Consolidation: As of all dates after November 3, 1994, and for all periods after such date, the consolidated financial statements include the Cooperative and its wholly-owned subsidiary, Curtice-Burns Foods, Inc. ("Curtice-Burns" or "the Company") after elimination of intercompany transactions and balances. The acquisition of Curtice-Burns was completed on November 3, 1994 (see NOTE 3 - "Change in Control of Curtice-Burns"). Prior to November 3, 1994, Curtice-Burns was not included in the financial statements.

Reclassification: Certain items for fiscal 1995 have been reclassified to conform with fiscal 1996 presentations.

NOTE 2.    AGREEMENTS WITH CURTICE-BURNS

On November 3, 1994, Curtice-Burns was acquired by Pro-Fac (see NOTE 3 - "Change in Control of Curtice-Burns"). Pro-Fac and the Company were established together in the early 1960s and, before Pro-Fac's recent acquisition of the Company, had a long-standing contractual relationship under the Integrated Agreement and similar Predecessor entity agreements.
The Integrated Agreement, which has been superseded by the Pro-Fac Marketing and Facilitation Agreement, consisted of four principal sections: Operations Financing, Marketing, Facilities Financing, and Management.

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

Subsequent to the acquisition date, Pro-Fac invested an additional $3.9 million in Curtice-Burns and committed to another $10.0 million investment. The $10.0 million investment has been reflected as a capital contribution receivable on the Curtice-Burns balance sheet as the funds have not yet been transferred to Pro-Fac.

Funds made available by the distribution of retains to members, in lieu of cash by Pro-Fac, have historically been reinvested by Pro-Fac in the Company. Under the Indentures related to the Notes, Pro-Fac will be required to reinvest at least 70 percent of the additional Patronage income in Curtice-Burns.

Amounts received/(paid) by Pro-Fac from Curtice-Burns under both Agreements for the fiscal quarters ended September 23, 1995 and September 24, 1994 include: commercial market value of crops delivered, $31.8 million and $37.7 million, respectively; interest income, $4.2 million for the quarter ended September 24, 1994; and additional proceeds from (loss)/profit sharing provisions, $(2.1) million and $2.4 million, respectively. Payments by the Company to Pro-Fac for interest, amortization, and lease financing payments ceased as of November 3, 1994.

NOTE 3.    CHANGE IN CONTROL OF CURTICE-BURNS

In 1993, the Company's management and Board of Directors began exploring several strategic alternatives for the Company, including a possible sale of all the equity of the Company. Those activities ultimately resulted in the Company entering into an Agreement and Plan of Merger with Pro-Fac and its subsidiary PFAC on September 27, 1994 (the "Merger Agreement"). Pursuant to the Merger Agreement, on October 4, 1994, Pro-Fac initiated a tender offer for all of the Company's outstanding stock at $19.00 per share. At the expiration of the tender offer on November 2, 1994, 6,229,442 shares of Class A and 2,046,997 shares of Class B common stock (or approximately 94 percent and 99 percent, respectively, of the total number of outstanding shares of Class A and Class B common stock of the Company) had been validly tendered and not withdrawn. All such tendered shares were accepted for payment by PFAC. On November 3, 1994, PFAC merged into the Company, making the Company a wholly-owned subsidiary of Pro-Fac.

Prior to November 3, 1994, the Company expensed $2.2 million of legal, accounting, investment banking, and other expenses relative to the change of control issue. In recognizing these expenses, the Company allocated half of these amounts to Pro-Fac as a deduction to the profit split. Pro-Fac disputed these charges, but such dispute was resolved with the merger.

The acquisition was accounted for using the purchase method of accounting.
In conjunction with the change in ownership all identifiable assets and liabilities were adjusted to reflect their fair value at the date of acquisition. In recording the transaction, approximately $121.5 million was recorded to adjust property, plant, and equipment to fair market value. In addition lives were adjusted for assets acquired. The resulting annual depreciation will approximate $23.3 million on all existing assets at the appraised values. In addition, approximately $104.0 million of goodwill and other intangible assets were recorded as the excess of purchase cost over net tangible assets acquired. Included in this amount was approximately $43.8 million for deferred tax adjustments to properly reflect the effects of the acquisition in accordance with the SFAS No. 109, "Accounting for Income Taxes." This amount was adjusted in the first quarter of fiscal 1996 in conjunction with the change in tax status of Curtice-Burns. See NOTE 5. The resulting annual amortization of goodwill and other intangible assets will approximate $3.0 million for goodwill and other intangible assets using lives ranging from 5 to 35-years. There were no other significant changes to accounting policies as a result of the acquisition.

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

Following, in capsule form, is the consolidated, unaudited results of operations of Pro-Fac for the quarters ended September 23, 1995 and September 24, 1994, assuming the acquisition by Pro-Fac took place at the beginning of the 1995 fiscal year.

(In Millions)
                                            Quarter Ended
                                      (Pro Forma is Unaudited)

                                         September 23, 1995         September 24, 1994
                                              Actual                Actual   Pro Forma
             Net sales                        $165.2                $37.6     $176.8
             (Loss)/income before taxes       $ (4.2)               $ 3.7     $  4.3
             Net (loss)/income                $ (2.4)               $ 3.7     $  1.8

NOTE 4.    DISPOSALS

Nalley's U.S. Chips and Snacks: On December 19, 1994, the Company sold the Nalley's U.S. Chips and Snacks business for approximately $2.0 million. In the first quarter of fiscal 1995, the Company recognized a charge of approximately $8.4 million in connection with the elimination of this line of business. This sale was contemplated by Pro-Fac in conjunction with the acquisition.

Nalley's Canada Ltd.: On June 26, 1995, the Company sold Nalley's Canada Ltd. subsidiary, located in Vancouver, British Columbia, to a group led by management within its Canadian subsidiary. This sale was contemplated by Pro-Fac in conjunction with the acquisition.

The Company's Nalley's U.S. division will provide to Nalley's Canada Ltd., through a supply agreement, those products which would no longer be manufactured in Canada.

NOTE 5.    TAXES

The benefit for taxes on income recorded in the first quarter of fiscal 1996 included both Pro-Fac and its wholly-owned subsidiary, Curtice-Burns Foods.

                                  PRO-FAC

Favorable Tax Ruling and Developments: In December 1991, the national office of the Internal Revenue Service issued a technical advice memorandum ("TAM") concluding that virtually all of Pro-Fac's income arises from patronage sources. As a result of the TAM, in January 1992 an additional distribution of patronage proceeds for fiscal 1991 was made to members in the amount of $3,727,000. Patronage proceeds available for distribution are determined by the Board of Directors each year, as stipulated in the Bylaws.

In August of 1993, the Internal Revenue Service issued a determination letter which concluded that the Cooperative was exempt from federal income tax to the extent provided by Section 521 of the Internal Revenue Code, "Exemption of Farmers' Cooperatives from Tax." Unlike a non-exempt cooperative, a tax-exempt cooperative is entitled to deduct cash dividends it pays on its capital stock in computing its taxable income. The exempt status was retroactive to fiscal year 1986. In conjunction with this ruling, the Cooperative has filed for tax refunds for fiscal years 1986 to 1991 in the amount of approximately $7.2 million and interest payments of approximately $4.9 million. In addition, it is anticipated that the Cooperative will file for tax refunds for fiscal 1992 in the amount of approximately $1.6 million and interest payments of approximately $.3 million. Based upon the status of the government's review of the refunds for fiscal years 1986 to 1990, the legal counsel to the Cooperative has issued an opinion that such refunds constitute a legally enforceable account receivable from the government. Accordingly, refund amounts of $10.1 million for tax and interest have been reflected in the financial statements of Pro-Fac as of June 24, 1995. It is anticipated that such amounts will be received in the first half of fiscal 1996. The Board of Directors of the Cooperative has committed that substantially all of such refunds and interest payments, when received, will be invested in its subsidiary, Curtice-Burns Foods, Inc.

As a result of the acquisition, the Cooperative's exempt status has ceased.

                               CURTICE-BURNS

In January 1995, the Boards of Directors of Curtice-Burns Foods, Inc. and Pro-Fac Cooperative, Inc. approved appropriate amendments to the Bylaws of Curtice-Burns Foods, Inc. to allow the Company to qualify as a cooperative under Subchapter T of the Internal Revenue Code. In August 1995, Curtice-Burns and Pro-Fac received a favorable ruling from the Internal Revenue Service approving the change in tax treatment effective for fiscal 1996. Pro-Fac's ruling also confirmed that the change in Curtice-Burns status would have no affect on Pro-Fac's ongoing treatment as a cooperative under Subchapter T of the Internal Revenue Code of 1986. Accordingly, during the quarter ended September 23, 1995, the Company provided taxes on non-patronage earnings and patronage earnings to be retained by the Company. The effective tax benefit of approximately 13.4 percent recognized in the first quarter, is comprised of state income taxes, federal taxes on non-patronage earnings and patronage earnings retained by the Company. The Company's effective tax benefit is negatively impacted by the amount of non-deductible goodwill created in conjunction with the acquisition and merger of Curtice-Burns Foods, Inc. by Pro-Fac Cooperative, Inc. as of November 3, 1994.

As a cooperative, deferred tax accounting is generally not required for temporary differences associated with patronage earnings allocated to members. Therefore, in conjunction with this change in tax status, deferred taxes have been adjusted based upon estimated future levels of patronage earnings to be allocated to members. As the change in tax status represents a resolution of an uncertainty related to income taxes outstanding at the date of the acquisition, the reduction in net deferred taxes of approximately $22 million has been applied against goodwill.

NOTE 6.    OTHER MATTERS

Preferred Stock: The existing preferred stock originated from the conversion at par value of retains. This stock is non-voting and non-cumulative, except that the holders of preferred stock would be entitled to vote as a separate class on certain matters which would affect or subordinate the rights of the class.

At the Cooperative's annual meeting in January 1995, shareholders approved an amendment to the certification of incorporation to authorize the creation of five additional classes of preferred stock.

On August 23, 1995, the Cooperative commenced an offer to exchange one share of its Class A cumulative preferred stock (liquidation preference $25 per share) for each of its existing non-cumulative preferred stock (liquidation preference $25 per share). The exchange offer expired on October 10, 1995. As of that date, $2.8 million or 92 percent of the total outstanding shares were exchanged. Pro-Fac has received approval for inclusion of the cumulative preferred stock on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

In June 1995, the Board approved, pursuant to its authority under the Charter Amendment the creation of a new series of preferred stock, to be designated the "Class B, Series 1, 10 percent cumulative preferred stock" (the "Class B Stock"). Pro-Fac expects to issue up to 500,000 shares of the Class B Stock at $10 per share (liquidation value $10 per share) to employees of Curtice-Burns pursuant to an Employee Stock Purchase Plan adopted by the Curtice-Burns and Pro-Fac Boards of Directors in June 1995 and implemented in the fall of 1995.

It is expected that, beginning with the retains issued in 1995, the maturity of all future retains will result in the issuance of Class A Cumulative Preferred Stock. With respect to retains issued prior to September 1995, however, it is expected that the Board will permit holders of such retains to elect to receive Non-Cumulative Preferred Stock rather than Class A Cumulative Preferred Stock.

In the first quarter of fiscal 1996, the Cooperative declared a cash dividend of 6.0 percent of the par value of preferred stock and 5.0 percent of the par value of the common stock, paid on July 15, 1995. These dividends amounted to $5,035,000.

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

Southern Frozen Foods: In July 1994, a plant operated by the Company's Southern Frozen Foods Division, located in Montezuma, Georgia, was damaged by fire. All material costs associated with the facility repairs and business interruption are anticipated to be covered under the Company's insurance policies. A gain on assets destroyed in the fire was recognized by the Company prior to the acquisition. Subsequent to the acquisition, additional costs in the amount of $2.3 million were incurred for which negotiations are currently in progress with the insurance carriers. As of September 23, 1995, the Company has received $12.5 million in proceeds from the insurance claims for the fire and approximately $6.4 million is receivable at September 23, 1995.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
              RESULTS OF OPERATIONS

The purpose of this review is to highlight the more significant changes in the major items of Pro-Fac's statement of operations and net proceeds in the first quarter of fiscal 1996 and 1995.

                      PRO-FAC'S RESULTS OF OPERATIONS

As a result of the Acquisition on November 3, 1994, the consolidated results of operations of Pro-Fac after that date include gross profit, operating expenses, and other results of operations of Curtice-Burns. Prior to November 3, 1994, Pro-Fac's results of operations included only amounts paid or payable by Curtice-Burns to Pro-Fac under the Integrated Agreement. Because of the profit split provisions within the Agreement between Curtice-Burns and Pro-Fac, business conditions and trends affecting Curtice-Burns profitability will also affect the profitability of Pro-Fac.

Changes From the First Quarter of Fiscal 1995 to the First Quarter of Fiscal 1996: For the quarter ended September 23, 1995, the change in net proceeds compared to the prior year is summarized below in millions of dollars:

    Curtice-Burns gross profit                                                          $ 42.6
    Decreased share of Curtice-Burns earnings                                             (2.4)
    Decreased interest income received from Curtice-Burns                                 (4.2)
    Increased selling, general and administrative expenses                               (36.8)
    Increased interest expense                                                            (7.1)
    Change in income before taxes, dividends, and allocations
      of net proceeds                                                                     (7.9)
    Change in taxes on income                                                              1.8
    Change in net income                                                                $ (6.1)

The gross profit change represents Curtice-Burns gross profit after the acquisition. The increased selling, general and administrative expenses were due to the inclusion of Curtice-Burns costs since the acquisition. The increased interest expense was primarily attributable to the increased borrowings related to the acquisition of Curtice-Burns by Pro-Fac.

                    CURTICE-BURNS RESULTS OF OPERATIONS

The following tables illustrate the Company's results of operations by business for the quarters ended September 23, 1995 and September 24, 1994, and the Company's total assets by business as of September 23, 1995 and September 24, 1994.

Net Sales

(Dollars in Millions)
                                                                 Quarter Ended
                                                       September 23,       September 24,
                                                            1995                1994
                                                                 % of                % of
                                                         $       Total       $       Total
     Comstock Michigan Fruit ("CMF")                  $ 68.7      41.6%   $ 71.7      40.6%
     Nalley's Fine Foods                                46.4      28.1      43.9      24.8
     Southern Frozen Foods                              22.9      13.9      23.1      13.1
     Snack Foods Group                                  15.4       9.3      15.4       8.7
     Brooks Foods                                        6.9       4.2       5.4       3.1
     Finger Lakes Packaging                             12.3       7.4      14.6       8.3
     Intercompany eliminations1                         (7.4)     (4.5)     (9.7)     (5.6)
       Subtotal ongoing operations                     165.2     100.0     164.4      93.0
     Businesses sold2                                     --        --      12.4       7.0
       Total                                          $165.2     100.0%   $176.8     100.0%

1  Intercompany sales by Finger Lakes

2  The Company sold Nalley's U.S. Chips and Snacks business and Nalley's Canada Ltd.  See
NOTE 4 -
   "Disposals."

Operating Income Before Dividing with Pro-Fac1

(Dollars in Millions)
                                                                 Quarter Ended
                                                       September 23,       September 24,
                                                            1995                1994
                                                                 % of                % of
                                                        $        Total      $        Total
     CMF                                              $ 3.9       67.2%   $ 6.7       55.8%
     Nalley's Fine Foods                                1.0       17.2      4.4       36.7
     Southern Frozen Foods                              1.0       17.2      2.4       20.0
     Snack Foods Group                                  1.0       17.2      0.8        6.7
     Brooks Foods                                       0.4        6.9      0.1        0.8
     Finger Lakes Packaging                             0.8       13.8      1.0        8.3
     Intercompany eliminations                         (2.3)     (39.5)    (3.0)     (25.0)
       Subtotal ongoing operations                      5.8      100.0     12.4      103.3
     Businesses sold2                                    --         --     (0.4)      (3.3)
       Total                                          $ 5.8      100.0%   $12.0      100.0%

1  Table excludes restructuring loss from division disposals in fiscal 1995, change in control expense
   in fiscal 1995, and gain on assets as a result of a fire claim recorded in fiscal 1995.

2  The Company sold the Nalley's U.S. Chips and Snack business and Nalley's Canada Ltd.
See NOTE 4 -
   "Disposals."

Depreciation and Amortization

(Dollars in Millions)
                                                                 Quarter Ended
                                                       September 23,       September 24,
                                                            1995                1994
                                                                 % of                % of
                                                        $        Total      $        Total

     CMF                                              $3.5        48.0%   $2.7        49.1%
     Nalley's Fine Foods                               1.3        17.8     0.8        14.5
     Southern Frozen Foods                             1.3        17.8     0.6        10.9
     Snack Foods Group                                 0.5         6.8     0.5         9.1
     Brooks Foods                                      0.2         2.8     0.2         3.6
     Finger Lakes Packaging                            0.5         6.8     0.3         5.5
     Corporate                                          --          --     0.1         1.8
       Subtotal ongoing operations                     7.3       100.0     5.2        94.5
     Businesses sold 1                                  --          --     0.3         5.5
       Total                                          $7.3       100.0%   $5.5       100.0%

1  The Company sold the Nalley's U.S. Chips and Snack business and Nalley's Canada Ltd.
See NOTE 4 -
   "Disposals."

Total Assets

(Dollars in Millions)
                                                                 Quarter Ended
                                                       September 23,       September 24,
                                                            1995                1994
                                                                 % of                % of
                                                        $        Total      $        Total
     CMF                                              $338.2      46.6%   $258.9      49.2%
     Nalley's Fine Foods                               161.5      22.3      84.4      16.1
     Southern Frozen Foods                              99.2      13.7      47.6       9.1
     Snack Foods Group                                  28.0       3.9      24.1       4.6
     Brooks Foods                                       23.4       3.2      13.0       2.5
     Finger Lakes Packaging                             37.5       5.2      50.5       9.6
     Corporate                                          37.4       5.1      22.8       4.3
       Subtotal ongoing operations                     725.2     100.0     501.3      95.4
     Businesses sold1                                     --        --      24.5       4.6
       Total                                          $725.2     100.0%   $525.8     100.0%

1  The Company sold the Nalley's U.S. Chips and Snack business and Nalley's Canada Ltd.
See NOTE 4 -
   "Disposals."

The following table illustrates the Company's income statement data and the percentage of net sales represented by these items for the quarters ended September 23, 1995 and September 24, 1994.

Consolidated Statement of Operations

(Dollars in Millions)
                                                                         Quarter Ended
                                                               September 23,       September 24,
                                                                    1995                1994
                                                                         % of                % of
                                                                 $       Total      $        Total
Net sales                                                     $165.2     100.0%   $176.8     100.0%
Cost of sales                                                  122.6      74.2     126.8      71.7
Gross profit                                                    42.6      25.8      50.0      28.3
Restructuring expenses, including net loss from
  division disposals                                              --        --      (8.4)     (4.8)
Change in control expenses                                        --        --      (1.8)     (1.0)
Gain on assets incurred as result of a fire claim                 --        --       6.5       3.7
Other selling, administrative and general expenses             (36.8)    (22.3)    (38.0)    (21.5)
  Operating income/(loss) before dividing with Pro-Fac           5.8       3.5       8.3       4.7
  Interest expense                                             (10.0)     (6.0)     (5.1)     (2.9)
  Pretax (loss)/earnings before dividing with Pro-Fac           (4.2)     (2.5)      3.2       1.8
  Pro-Fac share of loss/(earnings)                               2.1       1.3      (1.5)     (0.8)
  Loss/(income) before taxes                                    (2.1)     (1.2)      1.7       1.0
  Tax benefit/(provision)                                        0.3       0.1      (1.4)     (0.8)
  Net loss/(income)                                           $ (1.8)     (1.1)%  $  0.3       0.2%

    CHANGES FROM FIRST QUARTER FISCAL 1995 TO FIRST QUARTER FISCAL 1996

General: First quarter net sales for Curtice-Burns declined from $176.8 million in the previous year to $165.2 million in the current year. After adjusting for divested businesses, which had net sales of $12.4 million in the first quarter of the prior year, there was a small net sales increase.

In conjunction with the acquisition, net assets were adjusted to fair market value and additional debt was incurred. Accordingly, depreciation, amortization and interest expense have increased, making year-to-year comparisons difficult to analyze. Nonetheless, earnings before interest, depreciation and amortization (EBITDA) for ongoing businesses can be compared.

The following table reconciles EBITDA with pretax earnings:

Curtice Burns Foods Earnings Comparison

(Dollars in Thousands)
                                                                           Quarter Ended
                                                               9/23/95         9/24/94       Variance
Pretax earnings prior to interest, depreciation and
  amortization from ongoing businesses (EBITDA)               $ 13,174        $17,290
$(4,116)
(Losses)/gains from non-recurring and sold businesses              --          (3,374)         3,374
Depreciation and amortization                                   (7,367)        (5,582)        (1,785)
  Operating earnings for ongoing businesses                      5,807          8,334         (2,527)
Interest expense                                               (10,046)        (5,071)        (4,975)
Pretax (loss)/earnings prior to dividing with Pro-Fac         $ (4,239)       $ 3,263
$(7,502)

The reduction in EBITDA from the prior year first quarter is $4.1 million or 24 percent. There are two main reasons for this: a $3.0 million decrease due to a decline in vegetable pricing compared with the prior year, an industry-wide problem related to the bountiful 1994 national vegetable harvest; and an increase in promotional expenses, particularly at Nalley's Fine Foods division, caused in part by "slotting allowances," which are necessary expenses for new product introductions. Nalley's introduced a new line of Bernstein's fat-free dressings during the first quarter which management believes will have a positive effect on earnings later this fiscal year.

The remaining earnings variances relate to non-recurring charges in the previous year along with the increased depreciation, amortization and interest.

Many of these variances were expected, specifically the vegetable pricing situation and changes related to our acquisition by Pro-Fac. The September quarter has historically had lower earnings than the other quarters of the year. Accordingly, interest coverage and other such measures should be made on a full year basis. Vegetable prices have stabilized, and with harvesting nearly done for the smaller 1995 vegetable crop, prices may gradually increase during the 1996 fiscal year. The high promotional expenses related to new products are not expected to continue through the remainder of the fiscal year.

Net Sales: The Company's net sales for the quarter ended September 23, 1995 of $165.2 million decreased $11.6 million or 6.6 percent from $176.8 million for the same quarter last year. The net sales attributable to businesses sold were $12.4 million in the quarter ended September 24, 1994. The Company's net sales from ongoing operations, excluding businesses sold, were $164.4 in the quarter ended September 24, 1994 compared to $165.2 million in the quarter ended September 23, 1995. This increase in net sales of $0.8 million for ongoing operations is comprised of increased net sales at Nalley's and Brooks of $2.5 million and $1.5 million, respectively, partially offset by decreases of $3.2 million in the other operations, primarily at CMF. CMF net sales decreased $3.0 million or 4.2 percent from the prior year quarter primarily due to decreased pricing on canned and frozen vegetables which offset a 7.0 percent increase in unit sales for the category. It is anticipated vegetable pricing will improve in the remainder of fiscal 1996. The increased net sales at Nalley's of $2.5 million or 5.7 percent primarily relates to increases in the salad dressings, salsa, and pickles product lines. The net sales increase at Brooks of $1.5 million or 27.8 percent is primarily attributable to a 37.4 percent increase in unit sales compared to the prior year quarter.

Gross Profit: Gross profit of $42.6 million for the quarter ended September 23, 1995 decreased $7.4 million or 14.8 percent from $50.0 million for the quarter ended September 24, 1994. Of this net decrease, a $2.9 million reduction was attributable to businesses sold, and a decrease of $4.5 million was attributable to the Company's ongoing operations. The decrease in gross profit for ongoing operations is comprised of increases and decreases as follow:

                              CMF                              $(3.6)
                              Southern Frozen Foods             (1.2)
                              Nalley's Fine Foods               (0.8)
                              Brooks                             0.3
                              All Other                          0.8
                                                               $(4.5)

The decreased gross profit at the Company's CMF and Southern Frozen Foods operations primarily relates to depressed vegetable pricing. The decreased gross profit at the Company's Nalley's operation primarily relates to higher costs in the canned meats and salads category. The improvement at Brooks is due to the increased sales volume.

Restructuring Expenses Including Net Loss From Division Disposals:
Restructuring expenses, including net loss from division disposals, resulted in a charge in fiscal 1995 of $8.4 million to reflect the impact of the sale of certain assets of the Nalley's U.S. Chips and Snack business and other expenses relating to the disposal of this operation. See NOTE 4 -- "Disposals."

Change in Control Expenses: Change in control expenses recorded in fiscal 1995 amounting to $1.8 million reflect non-deductible expenses relating to the sale of the Company covering legal, accounting, investment banking, and other expenses relative to the change in control issue. All of these expenses were incurred by the Predecessor entity. See NOTE 3 -- "Change in Control of the Company."

Gain on Assets Incurred as a Result of Fire Claim at Southern Frozen Foods:
The gain on assets incurred as a result of a fire claim recorded in the first quarter of fiscal 1995 amounted to $6.5 million.

Other Selling, Administrative, and General Expenses: Other selling, administrative, and general expenses in the quarter ended September 23, 1995 of $36.8 million decreased $1.2 million or 3.2 percent from $38.0 million in the quarter ended September 24, 1994. This net decrease of $1.2 million includes primarily:

(In Millions)
                                                                  Businesses
                                                               Sold      Ongoing     Total
           Change in trade promotions                         $(1.1)     $ 1.0       $(0.1)
           Change in advertising and selling costs             (1.9)      (0.2)       (2.1)
           Change in other selling, administrative, and
             general expenses                                  (0.3)       1.3         1.0
                                                              $(3.3)     $ 2.1       $(1.2)

The $1.0 million increase in trade promotions at the Company's ongoing operations is primarily comprised of increased spending at the Nalley's operation on the dressing category which offset decreased spending on CMF's filling & topping category.

The $1.3 million increase in other administrative expenses at the Company's ongoing operations primarily relates to increased costs at the Company's CMF and Nalley's operations.

Operating Income Before Dividing with Pro-Fac: The Company's operating income (before dividing with Pro-Fac) for the quarter ended September 23, 1995 of $5.8 million decreased $2.5 million or 30.1 percent from $8.3 million in the quarter ended September 24, 1994. Prior year operating income included: restructuring expenses, including a net loss from division disposals of $8.4 million; change in control expenses of $1.8 million; net gain on assets resulting from fire claim of $6.5 million; and operating losses attributable to businesses sold of $0.4 million. Excluding the restructuring expenses, change in control expenses, gain on assets incurred resulting from the fire claim, and operating losses attributable to businesses sold, the Company's operating income (before dividing with Pro-Fac) from ongoing operations for the quarter ended September 23, 1995 of $5.8 million decreased $6.6 million or 53.2 percent from $12.4 million in the quarter ended September 24, 1994.

Interest Expense: Interest expense in the quarter ended September 23, 1995 of $10.0 million increased $4.9 million or 96.1 percent from $5.1 million in the quarter ended September 24, 1994. This increase was primarily attributable to the increased borrowing and increased interest rates related to the acquisition of the Company by Pro-Fac.

Provision for Taxes: The benefit for taxes in the quarter ended September 23, 1995 of $0.3 million changed $1.7 million from the provision of $1.4 million in the quarter ended September 24, 1994. See NOTE 5, "Taxes," relative to the change in tax status of Curtice-Burns.

Net Income: The Company's net (loss)/income for the quarter ended September 23, 1995 of $(1.8) million decreased $2.1 million from $0.3 million in the prior year quarter. The primary reasons for the Company's $2.1 million decrease in net income are decreased gross profit and increased interest expense.

                      LIQUIDITY AND CAPITAL RESOURCES

In the quarter ended September 23, 1995, the net cash used in operating activities of Pro-Fac of $70.7 million reflects net loss of $2.4 million. Depreciation and amortization of assets amounted to $7.6 million. Inventories increased $67.5 million, and accounts receivable increased $5.1 million. Changes in other assets and liabilities amounted to $3.3 million.

Cash flows used in investing activities of $7.3 million include net cash used for capital expenditures in the quarter of $6.7 million, disposals provided $4.8 million, and the acquisition of Packer used $5.4 million.

Net cash provided by financing activities in the quarter amounted to $79.1 million. Proceeds from seasonal borrowings amounted to $86.0 million, proceeds from long-term debt to finance the Packer acquisition amounted to $5.4 million, payments on long-term debt amounted to $7.3 million, and dividends paid amounted to $5.0 million.

Because of the additional debt as a result of the acquisition of the Company by Pro-Fac, the cash flow of the Company is the single, most important measure of performance. Net cash provided from operations in fiscal 1996 is expected to be sufficient to cover scheduled payments on long-term debt and planned capital expenditures.

New Borrowings : Under the New Credit Agreement, as amended, Curtice-Burns is able to borrow up to $99.8 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $14.2 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) $99.8 million and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

As of September 23, 1995, (i) cash borrowings outstanding under the Seasonal Facility were $86.0 and (ii) availability under the Seasonal Facility, after taking into account the amount of the borrowing base, was $13.8 million. In addition to its seasonal financing, as of September 23, 1995, The Company had $1.0 million available for long-term borrowings under the Term Loan Facility. The Company believes that the cash flow generated by its operations and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs, fund its capital expenditures and service its debt for the foreseeable future.

As a result of the acquisition of Curtice-Burns by Pro-Fac, total debt and interest expense have increased because the Notes have a substantially higher interest rate than the debt that was repaid with the proceeds from the Note Offering. The New Credit Agreement requires that Pro-Fac and Curtice-Burns meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of September 23, 1995, the Company is in compliance with all such restrictions and limitations.

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

As a result of the shortage situation of the national supply due to the low yields from the 1993 crop year, many vegetable producers intentionally increased planned production for the 1994 crop year attempting to return the supplies to ample levels. Favorable weather conditions in the 1994 growing season, however, produced high crop yields in addition to the increased planned production. This resulted in somewhat depressed selling prices, increased inventory levels throughout fiscal 1995, and left a higher carryover inventory at the end of fiscal 1995 than at the end of fiscal 1994 for the Company. With the harvesting nearly done for the smaller 1995 vegetable crop, it is anticipated prices and inventory levels will stabilize during the 1996 fiscal year.

Required scheduled payments on long-term debt will approximate $8.0 million in the coming year. Cash proceeds from the sale of Nalley's Canada Ltd. of approximately $3.8 million were applied to long-term debt in accordance with the terms of the New Credit Agreement.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

Sale of Nalley's Canada Ltd.: On June 26, 1995 Curtice-Burns sold its Canadian subsidiary, Nalley's Canada Ltd., located in Vancouver, British Columbia, to a management group within the Canadian subsidiary. This sale was contemplated by Pro-Fac in conjunction with the acquisition. Nalley's U.S. will have an ongoing supply agreement with Nalley's Canada Ltd. as a result of the sale.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS

        EXHIBIT
        NUMBER                            DESCRIPTION

        Exhibit 27      Financial Data Schedule

(b) No current report on Form 8-K was filed during the fiscal period to which this report relates.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PRO-FAC COOPERATIVE, INC.




Date:  October 25, 1995       BY:/s/   Stephen R. Wright
                                       STEPHEN R. WRIGHT, GENERAL MANAGER




Date:  October 25, 1995       BY:/s/  William D. Rice
                                      WILLIAM D. RICE, ASSISTANT TREASURER
                                         (PRINCIPAL ACCOUNTING OFFICER)