Form 10-Q
period 1995-12-23
PRO FAC COOPERATIVE INC
filed 1996-01-30
CIK 202932

	SECURITIES AND EXCHANGE COMMISSION PRIVATE
	WASHINGTON, D.C. 20549

	Form 10-Q

	Quarterly Report under Section 13 or 15(d) of the Securities
	Exchange Act of 1934

   (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended December 23, 1995

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

	Registrants Telephone Number, Including Area Code (716) 383-1850

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	YES  X               NO

Indicate the number of shares outstanding of each of the issuers classes of common stock as of January 19, 1995.

	Common Stock - 1,888,154

	PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Consolidated Statement of Operations and Net Proceeds

(Dollars in Thousands)
		 Three Months Ended
			 Six Months Ended
			12/23/95	12/24/94	12/23/95	12/24/94

Net sales	$208,186		$129,055	$373,364	$166,712
Cost of sales	 156,495	  93,022	 279,141	 	130,679
Gross profit	  51,691	  36,033	  94,223	  36,033
Share of Curtice-Burns earnings
	prior to acquisition		   2,769		   5,137
Interest income from Curtice-Burns
	prior to acquisition		   1,857		   6,102
Other selling, general and
	administrative expense	 (46,308)	 (26,454)	 (83,023)	 (26,399)
Operating income	   5,383	  14,205	  11,200	  20,873
Interest expense	 (10,959)	  (7,155)	 (21,005)	 (10,094)
(Loss)/income before taxes, dividends
	and allocation of net proceeds	  (5,576)	   7,050	  (9,805)	  10,779
Tax benefit	     915	   5,317	   2,711	   5,292
Net (loss)/income (net proceeds)	$ (4,661)	$ 12,367	$ (7,094)	$ 16,071
Allocation of Net Proceeds:
	Net (loss)/income  	$ (4,661)	$ 12,367	$ (7,094)	$ 16,071
	Dividends on common and preferred stock	(1,312)	      --	  (6,347)	  (4,914)
	Net (loss)/proceeds	  (5,973)	  12,367	 (13,441)	  11,157
	Allocation from/(to) earned surplus	 5,973	  (9,840)	  13,441	  (8,630)
	Net proceeds available to members	$      0	$  2,527	$      0	$  2,527

Allocation of net proceeds available to members:
	Estimated to be paid currently		$  475		$    475
	Qualified retains		   1,902		   1,902
	Non-qualified retains		   150		     150
	Net proceeds available to members		$  2,527		$  2,527

The accompanying notes are an integral part of these consolidated statements.

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet

(Dollars in Thousands)
				December 23,	June 24,	December 24,
ASSETS			   1995     	  1995  	   1994
Current assets:
	Cash		$  6,188	$  4,152	$  7,766
	Accounts receivable, trade, net		  62,094	  47,341	  66,203
	Accounts receivable, other		   9,880	  19,840	  13,112
	Current deferred tax assets		   3,954	   6,784	  10,610
	Income taxes refundable		  11,987	  10,106	      --
	Inventories -
	Finished goods		 165,009	 108,691	 160,962
	Materials and supplies		  46,581	  51,491	  54,464
	Total inventories		 211,590	 160,182	 215,426
	Prepaid manufacturing expense		      --	   9,903	      --
	Prepaid expenses and other current assets		   4,045	   2,306	   5,464
	Total current assets		 309,738	 260,614	 318,581
Property, plant, and equipment, net		 277,035	 273,962	 271,907
Goodwill and other intangible assets, net		  83,706	 101,494	  93,975
Investment in Bank		  22,907	  22,907	  21,619
Deferred tax assets		   7,466	   7,466	   2,623
Assets held for sale		   5,935	  13,863	   6,138
Other assets		  12,899	   9,433	  22,668
	Total assets		$719,686	$689,739	$737,511

LIABILITIES AND SHAREHOLDERS AND MEMBERS CAPITALIZATION
Current liabilities:
	Notes payable		$ 70,000	$     --	$ 70,000
	Current portion of obligations under capital leases	     764	     764	     785
	Accounts payable		  49,361	  60,074	  55,593
	Accrued interest		   9,486	   9,171	   4,550
	Accrued employee compensation		   7,945	  11,644	   9,259
	Accrued manufacturing expense		   2,269	      --	   2,417
	Other accrued expenses		  27,515	  15,116	  29,181
	Current portion of long-term debt		   8,056	  11,552	   8,182
	Income taxes payable		      --	      --	   3,342
	Dividend payable		     103	      --	      --
	Amounts due members		  17,454	  13,348	  22,005
	Total current liabilities		 192,953	 121,669	 205,314
Obligations under capital leases		   1,620	   1,620	   1,296
Long-Term debt		 181,420	 183,665	 165,390
Senior subordinated notes		 160,000	 160,000	 160,000
Deferred income tax liabilities		  33,710	  59,721	  55,639
Other non-current liabilities		  17,906	  17,836	  15,822
	Total liabilities		 587,609	 544,511	 603,461
Commitments and contingencies		      --	      --	      --
Class B cumulative redeemable preferred stock, liquidation
	preference $10 per share, authorized 500,000 shares;
	issued and outstanding, 25,478, 0, and 0 shares, respectively	     255	      --	      --
Common stock, par value $5, authorized - 5,000,000 shares
		December 23,	June 24,	December 24,
		   1995    	  1995   	1994
Shares issued	1,888,154	1,878,926		2,043,493
Shares subscribed	   58,013	   59,568	    2,432
	Total subscribed and issued	1,946,167	1,938,494		2,045,925
Less subscriptions receivable in
	installments	  (58,013)	  (59,568)	   (2,432)
	1,888,154	1,878,926	2,043,493	   9,441	   9,395	  10,217
Shareholders and members capitalization:
	Retained earnings allocated to members	  34,239	  34,250	  38,802
	Non-qualified allocation to members		   3,851	   3,851	   6,128
	Non-cumulative preferred stock, par value $25, authorized -
	5,000,000 shares; issued and outstanding -
	231,147, 3,043,325, and 2,623,604, respectively	    5,779	  76,083	65,590
	Cumulative preferred stock, liquidation preference $25, per share
	authorized 49,500,000 shares;  issued and outstanding -
	2,812,178, 0, 0, respectively		  70,304	      --	      --
	Earned surplus		   8,208	  21,649	  13,313
	Total shareholders and members capitalization	 122,381   135,833	123,833
	Total liabilities and capitalization		$719,686	$689,739	$737,511

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows

(Dollars in Thousands)
			      Six Months Ended
			December 23,	December 24,
			   1995     	   1994
Cash flows from operating activities:
	Net (loss)/income	$  (7,094)		$  16,071
	Amount payable to members currently	     (475)
	Adjustments to reconcile net income to net cash from operating activities:
	Amortization of goodwill, other intangibles, and financing fees	2,053		      410
	Depreciation	12,772		    3,742
	Change in assets and liabilities:
		Accounts receivable	(3,877)		      105
		Inventories	 (47,158)		   10,450
		Accounts payable and accrued expenses	 (169)		  (12,078)
		Amounts due to members	3,644		  (12,421)
		Federal and state taxes refundable	(1,881)		    3,928
		Other assets and liabilities	  (2,989)		   10,486
	Deferred taxes	      --		   (3,186)
Net cash (used in)/provided by operating activities	 (44,699)		   17,032

Cash flows from investing activities:
	Cash paid for acquisition	(5,400)		       --
	Return from investment in direct financing leases	--		   11,344
	Purchase of property, plant, and equipment	(10,189)		     (280)
	Disposals of property, plant, and equipment	  4,019		       --
Net cash (used in)/provided by investing activities	 (11,570)		   11,064

Cash flows from financing activities:
	Proceeds from short-term debt	70,000		   70,000
	Net assets acquired for Curtice Burns	  --		  (81,278)
	Proceeds from long-term debt	5,400		  359,000
	Payments on long-term debt	(11,141)		 (194,953)
	Issuances of stock, net of repurchases	301		      (67)
	Amounts paid to shareholders for acquisition	  --		 (167,800)
	Cash portion of non-qualified conversion	  --		     (304)
	Cash paid in lieu of fractional shares	(11)		      (24)
	Cash dividends paid	  (6,244)		   (4,914)
Net cash provided by /(used in) financing activities	  58,305		  (20,340)
Net change in cash	2,036		    7,756
Cash at beginning of period	   4,152		       10
Cash at end of period		$6,188		$   7,766


Consolidated Statement of Cash Flows continued on following page.

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows (Continued)

(Dollars in Thousands)
			     Six Months Ended
			December 23,	December 24,
			   1995     	   1994
Supplemental Disclosure of Cash Flow Information:
	Cash paid/(received) during the year for:
		Interest		$  10,721		$   6,775
		Income taxes, net		$    (366)		$   2,457
Acquisition of Packer Foods:
	Accounts receivable	  	$   1,375
	Inventories	  	    4,278
	Prepaid expenses and other current assets	  	      270
	Property, plant and equipment	  	    5,884
	Goodwill	  	      128
	Accounts payable	  	   (4,954)
	Accrued expenses	  	     (257)
	Deferred income tax	  	     (226)
	Other non-current liabilities	  	   (1,098)
	Cash paid for acquisition	  	$   5,400
Cash paid for the acquisition of Curtice-Burns
		Accounts receivable	 	$  79,068
		Inventories	  	  226,220
		Other assets	  	   27,664
		Goodwill and other intangible assets	  	   24,156
		Fixed assets	 	  159,985
		Accounts payable and accrued expenses	  	 (100,594)
		Short term debt	  	  (49,097)
		Long term debt	  	 (276,391)
		Deferred tax liability	  	   (3,247)
		Other liabilities	  	   (6,486)
				$  81,278
Supplemental schedule of non-cash investing and financing
activities:
	Conversion of retains to preferred stock	   	$   1,172

Receivable from Curtice Burns forgiven in the Acquisition	   	$ 110,576

The accompanying notes are an integral part of these consolidated financial statements.

	PRO-FAC COOPERATIVE, INC.
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF ACCOUNTING POLICIES

The interim financial statements contained herein are unaudited, but in the opinion of the management of the Cooperative include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

The following summarizes the significant accounting policies applied in the preparation of the accompanying financial statements. The acquisition of Curtice Burns Foods, Inc. ("Curtice Burns" or "the Company") was accounted for using the purchase method of accounting. In conjunction with the change in ownership all identifiable assets and liabilities were adjusted to reflect their fair values at the date of acquisition. Such allocations have now been finalized. The finalization of such allocations and adjustments to deferred taxes (as described in Note 4) account for the majority of the variance in goodwill.

These financial statements should be read in conjunction with the financial statements and accompanying notes contained in Pro-Facs
Form 10-K for the fiscal year ended June 24, 1995.

Fiscal Year:  The fiscal year ends the last Saturday in June.

Consolidation: As of all dates after November 3, 1994, and for all periods after such date, the consolidated financial statements include the Cooperative and its wholly-owned subsidiary, Curtice-Burns after elimination of intercompany transactions and balances.
 The acquisition of Curtice-Burns was completed on November 3, 1994 (see NOTE 2 - "Change in Control of Curtice-Burns and Agreements with Curtice-Burns"). Prior to November 3, 1994, Curtice-Burns was not included in the financial statements.

Reclassification: Certain items for fiscal 1995 have been reclassified to conform with fiscal 1996 presentations.

NOTE 2.	CHANGE IN CONTROL OF CURTICE-BURNS AND AGREEMENTS WITH
CURTICE-BURNS

On November 3, 1994, Curtice-Burns was acquired by Pro-Fac. Pro-Fac and the Company were established together in the early 1960s and, before Pro-Facs recent acquisition of the Company, had a long-standing contractual relationship under the Integrated Agreement and similar Predecessor entity agreements. The Integrated Agreement, which has been superseded by the Pro-Fac Marketing and Facilitation Agreement, consisted of four principal sections:
Operations Financing, Marketing, Facilities Financing, and
Management.

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

Subsequent to the acquisition date, Pro-Fac invested an additional $3.9 million in Curtice-Burns and committed to another $10.0 million investment. The $10.0 million investment has been reflected as a capital contribution receivable on the Curtice-Burns balance sheet as the funds have not yet been transferred to Pro-
Fac.

Funds made available by the distribution of retains to members, in lieu of cash by Pro-Fac, have historically been reinvested by Pro-Fac in the Company. Under the Indentures related to the Notes, Pro-Fac will be required to reinvest at least 70 percent of the additional Patronage income in Curtice-Burns.

Amounts received/(paid) by Pro-Fac from Curtice-Burns under both Agreements for the six months ended December 23, 1995 and December 24, 1994 include: commercial market value of crops delivered, $45.9 million and $54.2 million, respectively; interest income, $6.1 million for the six months ended December 24, 1994; and additional proceeds from (loss)/profit sharing provisions, $(4.9) million and $5.9 million, respectively. Payments by the Company to Pro-Fac for interest, amortization, and lease financing payments ceased as of November 3, 1994.

Following, in capsule form, is the consolidated, unaudited results of operations of Pro-Fac for six months ended December 24, 1994, assuming the acquisition by Pro-Fac took place at the beginning of the 1995 fiscal year.

(In Millions)

	Six Months Ended
	(Pro Forma is Unaudited)

	December 24, 1994
		Actual	Pro Forma
	Net sales	$166.7		$392.8
	Income before taxes	$ 10.8		$  8.2
	Net income	$ 16.1		$  4.4

NOTE 3.	DISPOSALS

Nalleys U.S. Chips and Snacks: On December 19, 1994, the Company sold the Nalleys U.S. Chips and Snacks business for approximately $2.0 million. In the first quarter of fiscal 1995, the Company recognized a charge of approximately $8.4 million in connection with the elimination of this line of business. This sale was contemplated by Pro-Fac in conjunction with the acquisition.

Nalleys Canada Ltd.:  On June 26, 1995, the Company sold Nalleys
Canada Ltd. subsidiary, located in Vancouver, British Columbia, to a group led by management within its Canadian subsidiary. This sale was contemplated by Pro-Fac in conjunction with the acquisition.

The Companys Nalleys U.S. division will provide to Nalleys Canada
Ltd., through a supply agreement, those products which would no longer be manufactured in Canada.

NOTE 4.	TAXES

The benefit for taxes on income recorded in the first six months of fiscal 1996 included both Pro-Fac and its wholly-owned subsidiary, Curtice-Burns Foods.

	PRO-FAC

Favorable Tax Ruling and Developments: In August of 1993, the Internal Revenue Service issued a determination letter which concluded that the Cooperative was exempt from federal income tax to the extent provided by Section 521 of the Internal Revenue Code, "Exemption of Farmers Cooperatives from Tax." Unlike a non-exempt cooperative, a tax-exempt cooperative is entitled to deduct cash dividends it pays on its capital stock in computing its taxable income. The exempt status was retroactive to fiscal year 1986. In conjunction with this ruling, the Cooperative has filed for tax refunds for fiscal years 1986 to 1992 in the amount of approximately $8.8 million and interest payments of approximately $6.0 million. Based upon the status of the governments review of the refunds for fiscal years 1986 to 1990, the legal counsel to the Cooperative has issued an opinion that such refunds constitute a legally enforceable account receivable from the government. Accordingly, refund amounts of $10.1 million for tax and interest have been reflected in the financial statements of Pro-Fac as of June 24, 1995. It is anticipated that such amounts will be received in the last half of fiscal 1996. The Board of Directors of the Cooperative has committed that substantially all of such refunds and interest payments, when received, will be invested in its subsidiary, Curtice-Burns Foods, Inc.

As a result of the acquisition, the Cooperatives exempt status has ceased.

	CURTICE-BURNS

In January 1995, the Boards of Directors of Curtice-Burns Foods,
Inc. and Pro-Fac Cooperative, Inc. approved appropriate amendments to the Bylaws of Curtice-Burns Foods,

Inc. to allow the Company to qualify as a cooperative under Subchapter T of the Internal Revenue Code. In August 1995, Curtice-Burns and Pro-Fac received a favorable ruling from the Internal Revenue Service approving the change in tax treatment effective for fiscal 1996. This ruling also confirmed that the change in Curtice-Burns status would have no affect on Pro-Facs ongoing treatment as a cooperative under Subchapter T of the Internal Revenue Code of 1986. Accordingly, during the six months ended December 23, 1995, the Company provided taxes on non-patronage earnings and patronage earnings to be retained by the Company. The effective tax benefit of approximately 24 percent recognized in the six months, is comprised of state income taxes, federal taxes on non-patronage earnings and patronage earnings retained by the Company. The Companys effective tax benefit is negatively impacted by the amount of non-deductible goodwill created in conjunction with the acquisition and merger of Curtice-Burns Foods, Inc. by Pro-Fac Cooperative, Inc. as of November 3, 1994.

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

NOTE 5.	OTHER MATTERS

Preferred Stock: Preferred stock originated from the conversion at par value of retains. This stock had been non-voting and non-cumulative, except that the holders of preferred stock would be entitled to vote as a separate class on certain matters which would affect or subordinate the rights of the class.

At the Cooperatives annual meeting in January 1995, shareholders approved an amendment to the certification of incorporation to authorize the creation of five additional classes of preferred stock.

On August 23, 1995, the Cooperative commenced an offer to exchange one share of its Class A cumulative preferred stock (liquidation preference $25 per share) for each of its existing non-cumulative preferred stock (liquidation preference $25 per share). The exchange offer expired on October 10, 1995. As a result of the exchange offer, $2.8 million or 98 percent of the total outstanding shares were exchanged. Pro-Fac received approval for inclusion of the cumulative preferred stock on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

It is expected that, beginning with the retains issued in 1995, the maturity of all future retains will result in the issuance of Class A Cumulative Preferred Stock. With respect to retains issued prior to September 1995, however, it is expected that the Board will permit holders of such retains to elect to receive Non-Cumulative Preferred Stock rather than Class A Cumulative Preferred Stock.

In June 1995, the Board approved, pursuant to its authority under the Charter Amendment the creation of a new series of preferred stock, to be designated the "Class B, Series 1, 10 percent cumulative preferred stock" (the "Class B Stock"). Pro-Fac expects to issue up to 500,000 shares of the Class B Stock at $10 per share (liquidation value $10 per share) to employees of Curtice-Burns pursuant to an Employee Stock Purchase Plan adopted by the Curtice-Burns and Pro-Fac Boards of Directors in June 1995. Under this plan, 25,478 shares were issued in the fall of 1995.

In the first quarter of fiscal 1996, the Cooperative declared a cash dividend of 6.0 percent of the par value of non-cumulative preferred stock and 5.0 percent of the par value of the common stock, paid on July 15, 1995. These dividends amounted to $5.0 million.

In the second quarter of fiscal 1996, the Cooperative declared a quarterly cash dividend of $0.43 per share on the cumulative preferred stock, paid on October 31, 1995. This dividend amounted to $1.2 million.

Subsequent to quarter end, the Cooperative declared a quarterly cash dividend of $0.43 per share on the cumulative preferred stock.
 This dividend will be paid on January 31, 1996 and amounts to $1.2 million.

Purchase of Packer Foods: On July 21, 1995, the Company completed the acquisition of Packer Foods, a privately owned, Michigan-based food processor. The total cost of acquisition was approximately $5.4 million in notes plus interest at 10 percent to be paid until the notes mature in the year 2000. The transaction was accounted for as a purchase. For its latest fiscal year ended December 31, 1994, Packer had net sales of $13 million, operating income of $300,000, and income before extraordinary items of $100,000. Packer Foods has been merged into the Companys Comstock Michigan Fruit operations.

Commitments: The Companys Southern Frozen Foods Division has guaranteed an approximate $2.0 million loan for the City of Montezuma to renovate a sewage treatment plant operated by Southern Frozen Foods on behalf of the City.

Southern Frozen Foods: In July 1994, a plant operated by the Companys Southern Frozen Foods Division, located in Montezuma, Georgia, was damaged by fire. All material costs associated with the facility repairs and business interruption are anticipated to be covered under the Companys insurance policies. A gain on assets destroyed in the fire was recognized by the Company prior to the acquisition. Subsequent to the acquisition, additional costs in the amount of $2.3 million were incurred for which negotiations are currently in progress with the insurance carriers. As of December 23, 1995, the Company has received $12.5 million in proceeds from the insurance claims for the fire and approximately $6.4 million is receivable at December 23, 1995.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The purpose of this review is to highlight the more significant changes in the major items of Pro-Facs statement of operations and net proceeds in the three and six month periods of fiscal 1996 and 1995.

	PRO-FACS RESULTS OF OPERATIONS

As a result of the Acquisition on November 3, 1994, the consolidated results of operations of Pro-Fac after that date include gross profit, operating expenses, and other results of operations of Curtice-Burns. Prior to November 3, 1994, Pro-Facs results of operations included only amounts paid or payable by Curtice-Burns to Pro-Fac under the Integrated Agreement. Because of the profit split provisions within the Agreement between Curtice-Burns and Pro-Fac, business conditions and trends affecting Curtice-Burns profitability also affected the profitability of Pro-Fac.

Changes From the Second Quarter of Fiscal 1995 to the Second
Quarter of Fiscal 1996: For the quarter ended December 23, 1995, the change in net income compared to the prior year is summarized below in millions of dollars:

	Curtice-Burns gross profit	$ 15.7
	Decreased share of Curtice-Burns earnings	  (2.7)
	Decreased interest income received from Curtice-Burns	  (1.9)
	Increased selling, general and administrative expenses	 (19.9)
	Increased interest expense	  (3.8)
	Change in income before taxes	 (12.6)
	Change in taxes on income	  (4.4)
	Change in net income	$(17.0)

The gross profit change represents Curtice-Burns gross profit after the acquisition. The increased selling, general and administrative expenses were due to the inclusion of Curtice-Burns costs since the acquisition. The increased interest expense was primarily attributable to the increased borrowings related to the acquisition of Curtice-Burns by Pro-Fac.

Changes From the First Six Months of Fiscal 1995 to the First Six
Months of Fiscal 1996: For the six months ended December 23, 1995, the change in net income compared to the prior year period is summarized below in millions of dollars:

	Curtice Burns gross profit	$ 58.2
	Decreased share of Curtice Burns earnings	(5.1)
	Decreased interest income received from Curtice Burns	(6.1)
	Increased selling, general and administrative	(56.6)
	Increased interest expense	 (10.9)
	Change in income before taxes	(20.5)
	Change in tax benefit	  (2.6)
	Change in net income	$(23.1)

The gross profit change represents Curtice-Burns gross profit after the acquisition. The increased selling, general and administrative expenses were due to the inclusion of Curtice-Burns costs since the acquisition. The increased interest expense was primarily attributable to the increased borrowings related to the acquisition of Curtice-Burns by Pro-Fac.

	CURTICE-BURNS RESULTS OF OPERATIONS

The purpose of this discussion is to outline the most significant reasons for changes in net sales, expenses and earnings for the three- and six month periods of fiscal 1996 compared to the comparable prior year periods. The following comparisons to the prior year periods present the results of the Company during the period prior to its acquisition by Pro-Fac, ("Predecessor entity") as well as the period subsequent to its acquisition, ("Successor entity"). The financial statements of the Predecessor and Successor entities are not comparable in certain respects because of differences between the cost bases of the assets held by the Predecessor entity compared to that of the Successor entity as well as the effect on the Successor entitys operations for adjustments to depreciation, amortization, and interest expense.

General: Second quarter net sales for Curtice-Burns declined from $216.0 million in the previous year to $208.2 million in the current year. After adjusting for divested businesses, which had net sales of $11.0 million in the second quarter of the prior year, there was a net sales increase of $3.2 million. The six months net sales for Curtice Burns declined from $392.8 million in the previous year to $373.4 million in the current year. After adjusting for divested businesses, which had net sales of $23.4 million in the prior year period, net sales increased $4.0 million.

In conjunction with the acquisition, net assets were adjusted to fair market value and additional debt was incurred. Accordingly, depreciation, amortization and interest expense have increased, making year-to-year comparisons difficult to analyze. Nonetheless, earnings before interest, depreciation and amortization (EBITDA) for ongoing businesses can be compared.

The following table reconciles EBITDA with pretax earnings for the three and six month periods:



Curtice Burns Foods Earnings Comparison

(Dollars in Thousands)
		Quarter Ended	Six Months Ended
	12/23/95	12/24/94	Variance	12/23/95	12/24/94 	Variance
Pretax earnings prior to interest,
  depreciation, and amortization from
  ongoing businesses (EBITDA)  $ 12,433	$23,488  $(11,055)	$25,607 $40,778  $(15,171)
(Loss)/gain from non-recurring and
  sold businesses		  --		(168)		168	--	(3,542)		3,542
Depreciation and amortization	(7,058)	   (5,974)	(1,084)	 (14,425)  (11,556)  (2,869)
Operating earnings	   5,375	17,346	(11,971)	  11,182	  25,680 (14,498)
Interest expense	 (10,959)	  (8,402)	  (2,557)	 (21,005)  (13,473)  (7,532)
Pretax (loss)/earnings prior to dividing
with Pro-Fac	$ (5,584)	$ 8,944	$(14,528)	 $(9,823)	 $12,207  $(22,030)






EBITDA declined $11.1 million for the quarter, from $23.5 million in the same period the previous year to $12.4 million in fiscal 1996. Year-to-date, EBITDA declined $15.2 million, from $40.8 million the prior year to $25.6 million. This decline relates to three main factors. The first continues to be the decline in vegetable pricing versus the prior year, a situation that is impacting the entire industry. Although it has taken longer than anticipated, in the past six months there has been a slight upward trend in pricing. The other two major factors relate to our Nalleys Fine Foods division. They include start-up costs for a new dressing plant and increased manufacturing costs associated with other products. The plant start-up turned out to be more expensive than expected, due in part to the complexity of producing Bernsteins unique-flavored dressings, Nalleys flagship product.

Additional promotional expenses were related to the introduction of new fat-free dressings and to meet the very competitive environment for other products in Nalleys key North Pacific markets. These expenses increased without an acceptable increase in sales performance, and therefore, controls have been installed to improve the promotion to performance relationship.

On a year-to-date basis, these increased Nalleys expenses are estimated at $12 million. Approximately three quarters of these, or $9 million are non-recurring costs, and corrective actions are being taken to put these problems behind us. These actions include improvements in dressing plant performance, new hires with specific needed expertise, and improved trade promotion planning and control.

Other activities include a major inventory reduction program and an aggressive cost cutting initiative corporate-wide.

The following tables illustrate the Companys results of operations by business for the three and six months ended December 23, 1995 and December 24, 1994, and the Companys total assets by business as of December 23, 1995 and December 24, 1994.



Net Sales
(Dollars in Millions)
		       Three Months Ended        	         Six Months Ended
		   12/23/95     	   12/24/94   	   12/23/95   	   12/23/94
	% of		% of		% of		% of
		   $   	Total	   $   	Total	   $   	Total	   $   	Total
Comstock Michigan Fruit ("CMF")	 104.2	  50.0	104.3	 48.3	 172.9	 46.3	176.0	 44.8
Nalleys Fine Foods	  46.5	  22.3	 44.3	 20.5	  92.9	 24.9	 88.2	 22.5
Southern Frozen Foods	  26.5	  12.7	 26.6	 12.3	  49.4	 13.2	 49.7	 12.7
Snack Foods Group	  15.0	   7.2	 15.3	  7.1	  30.4	  8.1	 30.7	  7.8
Brooks Foods	  12.4	   6.0	 11.3	  5.2	  19.3	  5.2	 16.7	  4.3
Finger Lakes Packaging	  10.4	   5.0	 10.7	  5.0	  22.7	  6.1	 25.3	  6.4
Intercompany eliminations 1	  (6.8)	  (3.2)	 (7.5)	 (3.5)	 (14.2)	 (3.8)	(17.2)	 (4.4)
Subtotal ongoing operations	 208.2	 100.0	205.0	 94.9	 373.4	 100.0	369.4	 94.1
Businesses sold 2	    --	    --	 11.0	  5.1	    --	    --	 23.4	  5.9
	Total	 208.2	 100.0	216.0	100.0	 373.4	 100.0	392.8	100.0

1	Intercompany sales by Finger Lakes

2	The Company sold Nalleys US Chips and Snacks business and Nalleys
Canada Ltd.  See NOTE 3 - "Disposals."

Operating Income Before Dividing with Pro-Fac(1)

(Dollars in Millions)
		       Three Months Ended        	          Six Months Ended
		   12/23/95   	   12/24/94   	  12/23/95   	   12/23/94
	% of		% of		% of		$ of
		   $   	Total	   $   	Total	   $   	Total	   $  	 Total

CMF	  8.2	 151.9	11.4	 64.0	  12.1	108.0	18.1	 60.7
Nalleys Fine Foods	 (5.7)	(105.6)	 4.2	 23.6	  (4.7)	(42.0)	 8.6	 28.9
Southern Frozen Foods	  2.1	  38.9	 3.1	 17.4	   3.1	 27.7	 5.5	 18.5
Snack Foods Group	  0.9	  16.7	 1.1	  6.2	   1.9	 17.0	 1.9	  6.4
Brooks Foods	  1.8	  33.3	 2.0	 11.2	   2.2	 19.6	 2.1	  7.0
Finger Lakes Packaging	  0.7	  13.0	 0.6	  3.4	   1.5	 14.0	 1.6	  5.4
Intercompany eliminations	 (2.6)	 (48.2)	(5.3)	(25.8)	  (4.9)	(44.3)	(8.3)	(26.2)
	Subtotal ongoing operations	  5.4	 100.0	17.1	100.0	  11.2	100.0	29.5	100.7
Businesses sold 2	   --	    --	 0.6	   --	    --	   --	 0.2	 (0.7)
	Total	  5.4	 100.0	17.7	100.0	  11.2	100.0	29.7	100.0

1	Table excludes restructuring loss from division disposals,
change in control expense, and gain on assets as a result of a fire claim recorded in fiscal 1995.

2	The Company sold the Nalleys US Chips and Snack business and
Nalleys Canada Ltd.  See NOTE 3 - "Disposals."

Depreciation and Amortization

(Dollars in Millions)
		       Three Months Ended        	         Six Months Ended
		   12/23/95     	   12/24/94   	   12/23/95   	   12/23/94
	% of		% of		% of		% of
		  $  	Total	  $  	Total	   $   	Total	   $   	Total

CMF	  3.4	  47.9	 2.2	 36.7	   6.9	 47.9	 4.9	 42.2
Nalleys Fine Foods	  1.4	  19.8	 0.7	 11.7	   2.7	 18.8	 1.5	 12.9
Southern Frozen Foods	  1.3	  18.3	 0.6	 10.0	   2.6	 18.1	 1.2	 10.3
Snack Foods Group	  0.4	   5.6	 0.5	  8.3	   0.9	  6.2	 1.0	  8.6
Brooks Foods	  0.2	   2.8	 0.1	  1.7	   0.4	  2.8	 0.3	  2.6
Finger Lakes Packaging	  0.4	   5.6	 0.3	  5.0	   0.9	  6.2	 0.6	  5.2
Corporate and eliminations	   --	    --	 1.1	 18.3	   0.0	  0.0	 1.3	 11.2
	Subtotal ongoing operations	  7.1	 100.0	 5.5	 91.7	  14.4	100.0	10.8	 93.0
Businesses sold 1	   --	    --	 0.5	  8.3	   --	   --	 0.8	  7.0
	Total	  7.1	 100.0	 6.0	100.0	  14.4	100.0	11.6	100.0

1	Table excludes restructuring loss from division disposals,
change in control expense, and gain on assets as a result of a fire claim recorded in fiscal 1995.

2	The Company sold the Nalleys US Chips and Snack business and
Nalleys Canada Ltd.  See NOTE 3 - "Disposals."




Total Assets

(Dollars in Millions)
	    December 23,    	    December 24,
	        1995        	        1994
		% of		% of
	   $   	Total	  $  	Total

	CMF	383.0	45.6	264.0	36.0
	Nalleys Fine Foods	153.9	21.8	89.2	12.1
	Southern Frozen Foods	100.2	14.2	64.9	8.8
	Snack Foods Group	28.1	4.0	24.3	3.3
	Brooks Foods	22.6	3.2	11.1	1.5
	Finger Lakes Packaging	31.6	4.4	42.5	5.8
	Corporate	 47.9	 6.8	225.8	 30.8
		Subtotal ongoing operations	707.3	100.0	721.8	98.3
	Businesses sold 1	   --	   --	 12.4	  1.7
	Total	707.3	100.0	734.2	100.0

1	The Company sold the Nalleys US Chips and Snack business and
Nalleys Canada Ltd.  See NOTE 3 "Disposals."

The following table illustrates the Companys income statement data and the percentage of net sales represented by these items for the quarters and six months ended December 23, 1995 and December 24, 1994.

Consolidated Statement of Operations

(Dollars in Millions)
		      Three Months Ended         	         Six Months Ended
		   12/23/95   	   12/24/94   	   12/23/95   	   12/23/94
			% of		% of		% of		% of
		  $   	Sales	  $  	Sales	   $   	Sales	  $  	Sales

Net sales	208.2	100.0	216.0	100.0	373.4	100.0	392.8	100.0
Cost of sales	156.5	 75.2	149.2	 69.1	279.2	 74.8	276.0	 70.3
Gross profit	51.7	24.8	66.8	30.9	94.2	 25.2	116.8	29.7
Restructuring expenses,
	including net loss from
		division disposals			(8.4)	(2.1)
Change in control expenses	(0.4)	(0.2)	(2.2)	(0.6)
Gain on assets incurred as
	result of a fire claim			6.5	1.6
Other selling, administrative
	and general expenses	(46.3)	(22.2)	(49.0)	(22.6)	(83.0)	(22.2)	(87.0)	(22.1)
Operating income) before
	dividing with Pro-Fac	5.4	2.6	17.4	8.1	11.2	3.0	25.7	6.5
Interest expense	(11.0)	(5.3)	(8.4)	(3.9)	(21.0)	(5.6)	(13.5)	(3.4)
Pretax (loss)/earnings before
dividing with Pro-Fac	(5.6)	(2.7)	9.0	4.2	(9.8)	(2.6)	12.2	3.1
Pro-Fac share of loss/(earnings)	 2.8 	 1.4 	(4.4)	(2.0)	 4.9 	 1.3 	 (5.9)	 (1.5)
Loss/(income) before taxes	(2.8)	(1.3)	4.6	2.2	(4.9)	(1.3)	6.3	1.6
Tax benefit/(provision)    	 0.9 	0.4 	(2.3)	(1.1)	 1.2 	 0.3 	 (3.7)	(0.9)
Net loss/(income)	$(1.9)	(0.9)	 2.3 	  1.1 	$(3.7)	(1.0)	  2.6 	 0.7




	CHANGES FROM SECOND QUARTER FISCAL 1995 TO SECOND QUARTER FISCAL
1996

Net Sales: The Companys net sales in the quarter ended December 23, 1995 of $208.2 million decreased $7.8 million or 3.6 percent from $216.0 million in the same quarter last year. The net sales attributable to businesses sold discussed in NOTE 3 were $11.0 million in the quarter ended December 24, 1994. The Companys net sales from ongoing operations, excluding businesses sold, were $205.0 in the quarter ended December 24, 1994 compared to $208.2 million in the quarter ended December 23, 1995. This increase in net sales of $3.2 million for ongoing operations is primarily comprised of increased net sales at Nalleys and Brooks of $2.2 million and $1.1 million, respectively, with minor variations at other operations. The increased net sales at Nalleys of $2.2 million or 5.0 percent primarily relates to increases in the salad dressings, salsa, and pickles product lines. The net sales increase at Brooks of $1.1 million or 9.7 percent is primarily attributable to an increase in unit sales compared to the prior year quarter.

Gross Profit: Gross profit of $51.7 million for the quarter ended December 23, 1995 decreased $15.1 million or 22.6 percent from $66.8 million for the quarter ended December 24, 1994. Of this net decrease, a $2.5 million reduction was attributable to businesses sold, and a decrease of $12.6 million was attributable to the Companys ongoing operations. The decrease in gross profit for ongoing operations is comprised of increases and decreases as follow:

	CMF	$(7.0)
	Southern Frozen Foods	(0.7)
	Nalleys Fine Foods	(5.8)
	Brooks	0.2
	All Other	0.7
		$(12.6)

The decreased gross profit at the Companys CMF and Southern Frozen Foods operations primarily relates to depressed vegetable pricing.
 The decreased gross profit at the Companys Nalleys operation was caused by increased manufacturing costs primarily related to the startup of the new dressing plant. The improvement at Brooks is due to the increased sales volume.

Change in Control Expenses: Change in control expenses recorded in the second quarter of fiscal 1995 amounting to $0.4 million reflect non-deductible expenses relating to the sale of the Company covering legal, accounting, investment banking, and other expenses relative to the change in control issue. All of these expenses were incurred by the Predecessor entity. See NOTE 2 -- "Change in Control of the Company and Agreements with Pro-Fac."

Other Selling, Administrative, and General Expenses: Other selling, administrative, and general expenses in the quarter ended December 23, 1995 of $46.3 million decreased $2.7 million or 5.5 percent from $49.0 million in the quarter ended December 24, 1994.
 This net decrease of $2.7 million includes primarily:

(In Millions)

Businesses     Sold
	Ongoing	Total

	Change in trade promotions			$(0.8)	$(1.5)	$(2.3)
	Change in advertising and selling costs	 (1.3)	 (0.5)	 (1.8)
	Change in other selling, administrative, and
		general expenses			 (0.1)	  1.5	  1.4
							$(2.2)	$(0.5)	$(2.7)

The $2.0 million decrease in trade promotions and advertising and selling costs at the Companys ongoing operations is primarily comprised of increased spending at the Nalleys operation offset by decreased spending at CMFs operation.

The $1.5 million increase in other administrative expenses at the Companys ongoing operations primarily relates to increased costs at the Companys Nalleys operations.

Interest Expense: Interest expense in the quarter ended December 23, 1995 of $11.0 million increased $2.6 million or 31.0 percent from $8.4 million in the quarter ended December 24, 1994. This increase was primarily attributable to the increased borrowing and increased interest rates related to the acquisition of the Company by Pro-Fac.

Provision for Taxes:  The benefit for taxes in the quarter ended
December 23, 1995 of $0.9 million changed $3.2 million from the provision of $2.3 million in the quarter ended December 24, 1994.
See NOTE 4, "Taxes," relative to the change in tax status.


	SIX MONTH CHANGES FROM THE CORRESPONDING PRIOR YEAR PERIOD

Net Sales: The Companys net sales in the first six months of fiscal 1996 of $373.4 million decreased $19.4 million or 4.9 percent from $392.8 million in the first six months 1995. The net sales attributable to businesses sold discussed in Note 3 were $23.4 million in the first six months of fiscal 1995. The Companys net sales from ongoing operations excluding businesses sold were $373.4 million in the first six months of fiscal 1996, an increase of $4.0 million or 1.1 percent from $369.4 million in the first six months of fiscal 1995.

Gross Profit: Gross profit of $94.2 million in the first six months of fiscal 1996 decreased $22.6 million or 19.3 percent from $116.8 million in the first six months of fiscal 1995. Of this net decrease, a $5.4 million reduction was attributable to businesses sold and a decrease of $17.2 million was attributable to decreased gross profit at the Companys ongoing operations. This decrease of $17.2 million was the result of variations in volume, selling prices, costs and product mix. The gross profit variations are comprised of increases and decreases as follows:

	CMF	$(10.6)
	Southern Frozen Foods	(1.9)
	Nalley	(6.6)
	Brooks	0.5
	All others	   1.4
		$(17.2)

The decreased gross profit at the Companys CMF and Southern Frozen Foods operations primarily relates to depressed vegetable pricing.

The decreased gross profit at the Companys Nalleys operation primarily to higher costs on all of their product lines, but particularly in salad dressings due to the plant start up process.

The improvement at Brooks is due to higher sales volume.

Restructuring Expenses Including Net (Loss)/Gain From Division
Disposals: Restructuring expenses, including net (loss)/gain from division disposals resulted in a charge in the first six months of fiscal 1995 of $8.4 million to reflect the impact of the sale of certain assets of the Nalleys US Chips and Snack other expenses relating to the disposal of this operation.

Change in Control Expenses: Change in control expenses recorded in the first six months of fiscal 1995, amounting to $2.2 million, reflect non-deductible expenses relating to the sale of the Company covering legal, accounting, investment banking and other expenses relative to the change in control issue. In recognizing this expense, the Company allocated half of this amount to Pro-Fac as a deduction to the profit split. See Note 2 - "Change in Control of the Company and Agreements with Pro-Fac".

Gain on Assets Resulting From Fire Claim: The gain on assets resulting from fire claim recorded in the first six months of fiscal 1995 amounted to $6.5 million representing the insurance proceeds for the replacement value in excess of the depreciated book value of the building and equipment destroyed by fire on July 7, 1994 at the Southern Frozen Foods Division.

Other Selling, Administrative and General Expenses: Other selling, administrative and general expenses in the first six months of fiscal 1996 of $83.0 million decreased $4.0 million or 4.6 percent from $87.0 million in the first six months of fiscal 1995. This net decrease of $4.0 million includes primarily:

(In Millions)

Businesses	 Sold
	Ongoing	 Total

Change in trade promotions	$(1.9)		$(0.5) 	$(2.4)
Change in advertising and
	selling costs	 (3.2)		 (0.7) 	 (3.9)
All other	 (0.4)		  2.7	  2.3
Change in selling, administrative
	and general expenses	$(5.5)		$ 1.5	$(4.0)

The $1.2 million decrease in trade promotions, advertising and selling costs at the Companys ongoing operations resulted from increased costs at Nalleys of $3.8 million primarily in the canned and dressing product lines offset by a decrease at Comstock Michigan Fruit of $5.3 million primarily in the filling and topping product lines. Minor variations occurred in the Companys other operations.

The $2.7 million increase in other administrative costs attributable to the Companys ongoing operations was primarily related to increased spending at Nalleys of $2.2 million and slight variations at other operations.

Interest Expense: Interest expense in the first six months of fiscal 1996 of $21.0 million increased $7.5 million or 55.6 percent from $13.5 million in the first six months of fiscal 1995. This increase was primarily attributable to the increased borrowing and rates related to the acquisition of the Company by Pro-Fac.

Provision for Taxes: The benefit for taxes in the first six months of fiscal 1996 of $1.2 million decreased $4.9 million from the provision of $3.7 million in the first six months of fiscal 1995. The non-deductibility of the amortization of goodwill negatively impacts the Companys effective tax rate.

	LIQUIDITY AND CAPITAL RESOURCES

In the six months ended December 23, 1995, the net cash used in operating activities of Pro-Fac of $44.7 million reflects net loss of $7.1 million. Depreciation and amortization of assets amounted to $14.8 million. Inventories increased $47.2 million, and accounts receivable increased $3.9 million. Changes in other assets and liabilities amounted to $1.4 million.

Cash flows used in investing activities of $11.6 million include net cash used for capital expenditures in the period of $10.2 million, disposals provided $4.0 million, and the acquisition of Packer used $5.4 million.

Net cash provided by financing activities in the period amounted to $58.3 million. Proceeds from seasonal borrowings amounted to $70.0 million, proceeds from long-term debt to finance the Packer acquisition amounted to $5.4 million, payments on long-term debt amounted to $11.1 million, dividends paid amounted to $6.4 million and stock sales provided $0.3 million.

Because of the additional debt as a result of the acquisition of the Company by Pro-Fac, the cash flow of the Company is the single, most important measure of performance. Net cash provided from operations in fiscal 1996 is expected to be sufficient to cover scheduled payments on long-term debt and planned capital expenditures.

New Borrowings : Under the New Credit Agreement, as amended, Curtice-Burns is able to borrow up to $86.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $14.2 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of
(i) $86.0 million and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

As of December 23, 1995, (i) cash borrowings outstanding under the Seasonal Facility were $70.0 and (ii) availability under the Seasonal Facility, after taking into account the amount of the borrowing base, was $16.0 million. In addition to its seasonal financing, as of December 23, 1995, The Company had $1.0 million available for long-term borrowings under the Term Loan Facility. The Company believes that the cash flow generated by its operations and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs, fund its capital expenditures and service its debt for the foreseeable future.

As a result of the acquisition of Curtice-Burns by Pro-Fac, total debt and interest expense have increased because the Notes have a substantially higher interest rate than the debt that was repaid with the proceeds from the Note Offering. The New Credit Agreement requires that Pro-Fac and Curtice-Burns meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of December 23, 1995, the Company is in compliance with all such restrictions and limitations. The Company anticipates it will not achieve the fixed charge coverage ratio at June 29, 1996 outlined in the New Credit Agreement. Management is currently working with the lending institution to obtain a waiver for this covenant. Management anticipates such waiver will be granted.

Short- and Long-Term Trends: The vegetable portion of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that years crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather.

As a result of the shortage situation of the national supply due to the low yields from the 1993 crop year, many vegetable producers intentionally increased planned production for the 1994 crop year attempting to return the supplies to ample levels. Favorable weather conditions in the 1994 growing season, however, produced high crop yields in addition to the increased planned production. This resulted in somewhat depressed selling prices, increased inventory levels throughout fiscal 1995, and left a higher carryover inventory at the end of fiscal 1995 than at the end of fiscal 1994 for the Company. With the harvesting completed for the smaller 1995 vegetable crop, it is anticipated prices and inventory levels will stabilize during the 1996 fiscal year.

Required scheduled payments on long-term debt will approximate $8.0 million in the coming year. Cash proceeds from the sale of Nalleys Canada Ltd. of approximately $3.8 million were applied to long-term debt in accordance with the terms of the New Credit Agreement.

Supplemental Information on Inflation: The changes in costs and prices within the Companys business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

Management Change: Patrick Lindenbach resigned as president of the Nalleys Fine Foods division in Tacoma, Washington, effective December 8, 1995. Lindenbach is a partner in the management group that purchased the Nalleys Canada division from Curtice Burns last summer and has now decided to devote his full time and energies to this new venture. Dennis Mullen, president of Curtice Burns Comstock Michigan Fruit (CMF) division, assumed the additional responsibility as president of the Nalleys division. Ben Frega, a senior vice president at CMF, was promoted to executive vice president and assumed much of the day-to-day responsibilities for that division. Mr. Frega has been employed by the Company for twenty-one years in positions of increasing responsibility.

Director Change: Subsequent to quarter end, on January 26, 1996, Walter F. Payne was appointed to the Curtice Burns Board. Mr. Payne replaces William B. McKnight, who has resigned from the Board. Since joining the Curtice Burns board, Mr. McKnight has taken on new duties as president and chief executive officer of Wise Foods. Mr. Payne is president and chief executive officer of Blue Diamond Growers, a 4,000-member cooperative of almond growers based in Sacramento, California. Blue Diamond is the worlds largest tree nut marketer and processor. Mr. Payne joined Blue Diamond Growers in 1973 as director of marketing and planning and was promoted to positions of increasing responsibility over the years, including that of executive vice president and chief operating officer in 1990, to his present role in 1992.

		PART II  OTHER INFORMATION

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



	          PRO-FAC
COOPERATIVE, INC.




Date:  January 29, 1996        	BY:	/s/      Stephen R. Wright

	         STEPHEN R.
WRIGHT, GENERAL MANAGER




Date:  January 29, 1996        	BY:	/s/     William D. Rice

	        WILLIAM D.
RICE, ASSISTANT TREASURER
	           (PRINCIPAL ACCOUNTING OFFICER)