Form 10-Q/A
period 1995-12-23
PRO FAC COOPERATIVE INC
filed 1996-02-12
CIK 202932

SECURITIES AND EXCHANGE COMMISSION PRIVATE
WASHINGTON, D.C. 20549

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

(Dollars in Thousands)
                   			Three Months Ended           Six Months Ended
              		     12/23/95     12/24/94        12/23/95     12/24/94
Net sales            $208,186     $129,055        $373,364     $166,712
Cost of sales         156,495       93,022         279,141      130,679
Gross profit           51,691       36,033          94,223       36,033
Share of Curtice-Burns
   earnings prior to
   acquisition                       2,769                        5,137
Interest income from
   Curtice-Burns prior
   to acquisition                    1,857                        6,102
Other selling, general
   and administrative
   expense            (46,308)     (26,454)        (83,023)     (26,399)
Operating income        5,383       14,205          11,200       20,873
Interest expense      (10,959)      (7,155)        (21,005)     (10,094)
(Loss)/income before
  taxes, dividends
  and allocation
  of net proceeds      (5,576)       7,050          (9,805)      10,779
Tax benefit               915        5,317           2,711        5,292
Net (loss)/income
  (net proceeds)     $ (4,661)    $ 12,367        $ (7,094)    $ 16,071
Allocation of Net Proceeds:
  Net (loss)
  /income            $ (4,661)     $ 12,367       $ (7,094)    $ 16,071
  Dividends on
  common and preferred
  stock                (1,312)             --       (6,347)      (4,914)
  Net (loss)/proceeds  (5,973)       12,367        (13,441)      11,157
  Allocation from/(to)
    earned surplus      5,973        (9,840)        13,441       (8,630)
  Net proceeds available
    to members       $      0      $  2,527       $      0     $  2,527

Allocation of net proceeds available to members:
  Estimated to be
  paid currently                   $    475                    $    475
  Qualified retains                   1,902                       1,902
    Non-qualified retains               150                         150
    Net proceeds available
    to members                     $  2,527                    $  2,527

The accompanying notes are an integral part of these consolidated statements.

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)
                                              						December 23,    June 24,        December 24,
                                          						       1995           1995              1994
ASSETS
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

(In Millions)

                               	Six Months Ended
                           	(Pro Forma is Unaudited)
                          					December 24, 1994
                           					 Actual  Pro Forma
	Net sales                        $166.7  $392.8
	Income before taxes              $ 10.8     8.2
	Net income                       $ 16.1  $  4.4

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

2       The Company sold the Nalleys US Chips and Snack business and
Nalleys Canada Ltd.  See NOTE 3 - "Disposals."

Depreciation and Amortization

(Dollars in Millions)
                                Three Months Ended              Six Months Ended
                      			    12/23/95      12/24/94        12/23/95      12/23/94
                             				% of           % of              % of        % of
                      			   $    Total    $     Total      $      Total  $    Total
CMF                        3.4  47.9     2.2   36.7       6.9    47.9   4.9   42.2
Nalleys Fine Foods         1.4  19.8     0.7   11.7       2.7    18.8   1.5   12.9
Southern Frozen Foods      1.3  18.3     0.6   10.0       2.6    18.1   1.2   10.3
Snack Foods Group          0.4   5.6     0.5    8.3       0.9     6.2   1.0    8.6
Brooks Foods               0.2   2.8     0.1    1.7       0.4     2.8   0.3    2.6
Finger Lakes Packaging     0.4   5.6     0.3    5.0       0.9     6.2   0.6    5.2
Corporate and
  eliminations Subtotal     --    --     1.1   18.3       0.0     0.0   1.3   11.2
  ongoing operations       7.1 100.0     5.5   91.7      14.4   100.0  10.8   93.0
Businesses sold 1          --     --     0.5    8.3        --      --   0.8    7.0
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

Consolidated Statement of Operations
(Dollars in Millions)
                       	    Three Months Ended               Six Months Ended
                     		12/23/95         12/24/94        12/23/95        12/23/94
                     			      % of            % of            % of            % of
                    			$     Sales     $     Sales      $    Sales     $     Sales
Net sales             208.2   100.0   216.0   100.0    373.4  100.0   392.8   100.0
Cost of sales         156.5    75.2   149.2    69.1    279.2   74.8   276.0    70.3
Gross profit           51.7    24.8    66.8    30.9     94.2   25.2   116.8    29.7
Restructuring expenses,
  including net loss
  from division disposals                                              (8.4)   (2.1)
Change in control
  expenses                             (0.4)   (0.2)    (2.2)  (0.6)
Gain on assets incurred
   as result of a fire
   claim                                                 6.5    1.6
Other selling,
   administrative
   and general
   expenses           (46.3)  (22.2)  (49.0)  (22.6)   (83.0) (22.2)  (87.0)  (22.1)
Operating income) before
   dividing with
   Pro-Fac              5.4     2.6    17.4     8.1     11.2    3.0    25.7     6.5
Interest expense      (11.0)   (5.3)   (8.4)   (3.9)   (21.0)  (5.6)  (13.5)   (3.4)
Pretax (loss)/earnings
   before dividing
   with Pro-Fac        (5.6)   (2.7)    9.0     4.2     (9.8)  (2.6)   12.2     3.1
Pro-Fac share of
   loss/(earnings)      2.8     1.4    (4.4)   (2.0)     4.9    1.3    (5.9)   (1.5)
Loss/(income)
  before taxes         (2.8)   (1.3)    4.6     2.2     (4.9)  (1.3)    6.3     1.6
Tax benefit
  /(provision)          0.9     0.4    (2.3)   (1.1)     1.2    0.3    (3.7)   (0.9)
Net loss/(income)     $(1.9)   (0.9)    2.3     1.1    $(3.7)  (1.0)    2.6     0.7

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