Form 10-Q
period 1996-03-23
PRO FAC COOPERATIVE INC
filed 1996-05-01
CIK 202932

Page 1 of 21




                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
          Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                                    Form 10-Q


                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 23, 1996

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

                               New York 16-6036816
                  (State or other jurisdiction of IRS Employer
              incorporation or organization) Identification Number)

                90 Linden Place, PO Box 682, Rochester, NY 14603
               (Address of Principal Executive Offices) (Zip Code)

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

                                    YES X NO

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 19, 1996.

                            Common Stock - 1,893,154

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Consolidated Statement of Operations and Net Proceeds
(Dollars in Thousands)

                                                                            Three Months Ended               Nine Months Ended
                                                                        3/23/96        3/25/95           3/23/96         3/25/95

Net sales                                                               $177,849       $180,357        $ 551,213        $347,069
Cost of sales                                                            133,619        126,779          412,760         257,458
                                                                       ---------      ---------        ---------       ---------
Gross profit                                                              44,230         53,578          138,453          89,611
Share of Curtice Burns earnings prior to acquisition                           0              0                0           5,137
Interest income from Curtice Burns prior to acquisition                        0              0                0           6,102
Other selling, general and administrative expense                        (33,249)       (40,207)        (116,272)        (66,608)
                                                                      ----------      ---------        ----------     ----------
Operating income                                                          10,981         13,371           22,181          34,242
Interest expense                                                         (10,484)       (10,509)         (31,489)        (20,603)
                                                                      ----------      ---------        ---------      ----------
Income/(loss) before taxes, dividends and allocation of net proceeds         497          2,862           (9,308)         13,639
Tax benefit/(provision)                                                    4,317           (974)           7,028           4,293
                                                                      -----------     ---------        ---------     -----------
Net income/(loss) (net proceeds)                                      $    4,814      $   1,888        $  (2,280)      $  17,932
                                                                      ==========      =========        =========       =========

Allocation of Net Proceeds:
   Net income/(loss)                                                  $    4,814      $   1,888       $   (2,280)      $  17,932
   Dividends on common and preferred stock                                (1,289)             0           (7,636)         (4,914)
                                                                      ----------      ---------       ----------       ---------
   Net proceeds/(loss)                                                     3,525          1,888           (9,916)         13,018
   Allocation (to)/from earned surplus                                    (3,525)        (1,205)           9,916          (9,808)
                                                                     -----------      ---------       ----------       ---------
   Net proceeds available to members                                 $         0      $     683       $        0        $  3,210
                                                                     ===========      =========       ==========        ========

Allocation of net proceeds available to members:
   Estimated to be paid currently                                                     $     122                       $      597
   Qualified retains                                                                        486                            2,388
   Non-qualified retains                                                                     75                              225
                                                                                      ---------                         --------
   Net proceeds available to members                                                  $     683                         $  3,210
                                                                                      =========                         ========

The accompanying notes are an integral part of these consolidated statements.

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet

(Dollars in Thousands)

                                     Assets

                                                              March 23,        June 24,          March 25,
                                                                1996            1995                1995


  Current assets:
      Cash                                                    $  6,073         $  4,152          $  5,294
      Accounts receivable, trade, net                           54,184           47,341            58,813
      Accounts receivable, other                                 8,546           19,840             6,415
      Income taxes refundable                                    2,679           10,106             1,085
      Current deferred tax assets                                3,954            6,784             8,461
      Inventories -
        Finished goods                                         130,708          108,691           136,915
        Materials and supplies                                  39,157           51,491            54,755
                                                              --------         --------          --------
          Total inventories                                    169,865          160,182           191,670
                                                              --------         --------          --------
      Prepaid manufacturing expense                              4,344            9,903             5,062
      Prepaid expenses and other current assets                  3,394            2,306             5,911
                                                              --------         --------          --------
          Total current assets                                 253,039          260,614           282,711
    Investment in Bank                                          24,439           22,907            22,907
    Property, plant, and equipment, net                        273,663          273,962           272,960
    Assets held for sale                                         5,935           13,863             5,406
    Goodwill and other intangible assets, net                   82,891          101,494            93,793
    Deferred tax assets                                          7,466            7,466             7,755
    Other assets                                                15,550            9,433            24,909
                                                              --------         --------          --------
          Total assets                                        $662,983         $689,739          $710,441
                                                              ========         ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)

            Liabilities and Shareholders' and Members' Capitalization

                                                                                               March 23,    June 24,     March 25,
                                                                                                   1996       1995          1995


Current liabilities:
   Notes payable                                                                               $  41,000 $          0    $  66,000
   Accounts payable                                                                               38,623       60,074       44,430
   Accrued interest                                                                                4,440        9,171        4,743
   Accrued employee compensation                                                                   6,733       11,644        9,925
   Other accrued expenses                                                                         21,534       15,116       20,076
   Current portion of obligations under capital leases                                               764          764          785
   Current portion of long-term debt                                                               8,056       11,552        8,007
   Dividend payable                                                                                   88            0            0
   Amounts due members                                                                             9,893       13,348       14,490
                                                                                              ----------   ----------   ----------
       Total current liabilities                                                                 131,131      121,669      168,456
Long-Term debt                                                                                   181,418      183,665      165,438
Senior subordinated notes                                                                        160,000      160,000      160,000
Obligations under capital leases                                                                   1,620        1,620        1,296
Deferred income tax liabilities                                                                   33,710       59,721       61,501
Other non-current liabilities                                                                     19,599       17,836       18,443
                                                                                               ---------     --------     --------
       Total liabilities                                                                         527,478      544,511      575,134
                                                                                               ---------     --------     --------
Commitments and contingencies                                                                          0            0            0
Class B cumulative  redeemable preferred stock,  liquidation  preference $10 per share, authorized 500,000 shares;
   issued and outstanding, 25,478, 0, and 0 shares, respectively                                     255            0            0
Common stock, par value $5, authorized - 5,000,000 shares

                                                      March 23,      June 24,     March 25,
                                                        1996           1995         1995

Shares issued                                          1,893,154    1,878,926    2,043,493
Shares subscribed                                         42,236       59,568        2,432
                                                       ---------    ---------    ---------
       Total subscribed and issued                     1,935,390    1,938,494    2,045,925
Less subscriptions receivable in
   installments                                          (42,236)     (59,568)      (2,432)
                                                       ---------    ---------    ---------
                                                       1,893,154    1,878,926    2,043,493         9,466        9,395       10,217
                                                       =========    =========    =========
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                         32,318       34,250       30,749
   Non-qualified allocation to members                                                             3,275        3,851        3,765
   Non-cumulative preferred stock, par value $25, authorized - 5,000,000 shares;
     issued and outstanding -
     105,788, 3,043,325, and 3,043,325, respectively                                               2,645       76,083       76,083
   Cumulative preferred stock, liquidation preference $25, per share authorized 49,500,000 shares;  issued and outstanding -
     3,032,704, 0, 0, respectively                                                                75,817            0            0
   Earned surplus                                                                                 11,729       21,649       14,493
                                                                                                --------     --------     --------
       Total shareholders' and members' capitalization                                           125,784      135,833      125,090
                                                                                                --------     --------     --------
       Total liabilities and capitalization                                                     $662,983     $689,739     $710,441
                                                                                                ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.


Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows

(Dollars in Thousands)

                                                                                         Nine Months Ended
                                                                                     March 23,      March 25,
                                                                                       1996           1995
                                                                                   ------------     ---------


Cash flows from operating activities:
  Net (loss)/income                                                                $  (2,280)        $  17,932
  Amount payable to members currently                                                                     (597)
  Adjustments to reconcile net income to net cash from operating activities:
     Amortization of goodwill, other intangibles, and financing fees                   3,114             1,020
     Depreciation                                                                     19,740             9,774
     Equity in undistributed earnings of the Bank                                     (1,532)           (1,288)
  Change in assets and liabilities:
     Accounts receivable                                                               5,367            14,192
     Inventories                                                                      (5,433)           34,206
     Accounts payable and accrued expenses                                           (29,759)          (33,904)
     Amounts due to members                                                           (3,917)          (19,936)
     Federal and state taxes refundable                                                7,427              (499)
     Other assets and liabilities                                                     (3,514)            5,594
  Deferred taxes                                                                           0              (307)
                                                                                   ---------        ----------
Net cash (used in)/provided by operating activities                                  (10,787)           26,187
                                                                                   ---------        ----------

Cash flows from investing activities:
  Return from investment in direct financing leases                                        0            11,344
  Investment in Bank                                                                       0              (663)
  Cash paid for acquisition of Packer Foods                                           (5,400)                0
  Disposals of property, plant, and equipment                                          4,322                 0
  Purchase of property, plant, and equipment                                         (14,116)           (6,633)
                                                                                   ---------        ----------
Net cash (used in)/provided by investing activities                                  (15,194)            4,048
                                                                                   ---------        ----------

Cash flows from financing activities:
  Proceeds from short-term debt                                                       41,000            66,000
  Net assets acquired from Curtice Burns                                                   0           (81,278)
  Proceeds from long-term debt                                                         5,400           359,000
  Payments on long-term debt                                                         (11,143)         (195,080)
  Issuances of stock, net of repurchases                                                 326               (67)
  Amounts paid to shareholders for acquisition                                             0          (167,800)
  Cash portion of non-qualified conversion                                              (122)             (802)
  Cash paid in lieu of fractional shares                                                 (11)              (10)
  Cash dividends paid                                                                 (7,548)           (4,914)
                                                                                   ---------        ----------
Net cash provided by/(used in) financing activities                                   27,902           (24,951)
                                                                                   ---------        ----------
Net change in cash                                                                     1,921             5,284
Cash at beginning of period                                                            4,152                10
                                                                                   ---------       -----------
Cash at end of period                                                              $   6,073       $     5,294
                                                                                   =========       ===========

Consolidated Statement of Cash Flows continued on following page.

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows (Continued)

(Dollars in Thousands)

                                                                                 Nine Months Ended
                                                                            March 23,           March 25,
                                                                              1996                1995
                                                                            ---------           --------


Supplemental Disclosure of Cash Flow Information:
   Cash paid/(received) during the year for:
     Interest                                                                $36,147           $  19,140
                                                                             =======           =========
     Income taxes, net                                                       $(8,397)          $     (45)
                                                                             =======           =========
Acquisition of Packer Foods:
   Accounts receivable                                                       $ 1,375
   Inventories                                                                 4,278
   Prepaid expenses and other current assets                                     270
   Property, plant and equipment                                               5,884
   Goodwill                                                                      128
   Accounts payable                                                           (4,954)
   Accrued expenses                                                             (257)
   Deferred income tax                                                          (226)
   Other non-current liabilities                                              (1,098)
                                                                             -------
   Cash paid for acquisition                                                 $ 5,400
                                                                             =======
Cash paid for the acquisition of Curtice Burns:
     Accounts receivable                                                                      $   79,068
     Inventories                                                                                 226,220
     Other assets                                                                                 27,664
     Goodwill and other intangible assets                                                         24,156
     Fixed assets                                                                                159,985
     Accounts payable and accrued expenses                                                      (100,594)
     Short term debt                                                                             (49,097)
     Long term debt                                                                             (276,391)
     Deferred tax liability                                                                       (3,247)
     Other liabilities                                                                            (6,486)
                                                                                               ---------
                                                                                               $  81,278
Supplemental schedule of non-cash investing and financing activities:
     Conversion of retains to preferred stock                                $ 2,379           $  11,655
                                                                             =======           =========

Receivable from Curtice Burns forgiven in the acquisition                                      $ 110,576
                                                                                               =========

The accompanying notes are an integral part of these consolidated financial statements.

                            PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods presented.

The following summarizes the significant accounting policies applied in the preparation of the accompanying financial statements. The acquisition of Curtice-Burns Foods, Inc. ("Curtice Burns" or the "Company") was accounted for using the purchase method of accounting. In conjunction with the change in ownership all identifiable assets and liabilities were adjusted to reflect their fair values at the date of acquisition.

These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Pro-Fac Cooperative Inc. ("Pro-Fac" or the "Cooperative") Form 10-K for the fiscal year ended June 24, 1995.

Fiscal Year:  The fiscal year ends the last Saturday in June.

Consolidation: As of all dates after November 3, 1994, and for all periods after such date, the consolidated financial statements include the Cooperative and its wholly-owned subsidiary, Curtice Burns, after elimination of intercompany transactions and balances. The acquisition of Curtice Burns was completed on November 3, 1994 (see NOTE 2 - "Change in Control of Curtice Burns and Agreements with Curtice Burns"). Prior to November 3, 1994, Curtice Burns was not included in the financial statements.

Reclassification: Certain items for fiscal 1995 have been reclassified to conform with fiscal 1996 presentation.

NOTE 2. CHANGE IN CONTROL OF CURTICE BURNS AND AGREEMENTS WITH CURTICE BURNS

On November 3, 1994, Curtice-Burns Foods, Inc. ("Curtice Burns" or the "Company") was acquired by Pro-Fac. Pro-Fac and the Company were established together in the early 1960s and, before Pro-Fac's recent acquisition of the Company, had a long-standing contractual relationship under the Integrated Agreement and similar Predecessor entity agreements. The Integrated Agreement, which has been superseded by the Pro-Fac Marketing and Facilitation Agreement, consisted of four principal sections: Operations Financing, Marketing, Facilities Financing, and Management.

The provisions of the Integrated Agreement included the financing of certain assets utilized in the business of the Company and provided a sharing of income and losses between Curtice Burns and Pro-Fac. Under the Pro-Fac Marketing and Facilitation Agreement, Pro-Fac and the Company continue the Marketing and Management arrangements of the Integrated Agreement as well as the sharing of income and losses. Under the Pro-Fac Marketing and Facilitation Agreement, the Company pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. In addition, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of the Company. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year.

The capital contribution of Pro-Fac to the Company at acquisition primarily included the cancellation of indebtedness and capital lease obligations. Subsequent to the acquisition date, Pro-Fac invested an additional $13.9 million in the Company (including reinvested Patronage Income as described below).

Funds made available by the distribution of patronage income over CMV ("Additional Patronage Income") to members in the form of retains, in lieu of cash by Pro-Fac, have historically been reinvested by Pro-Fac in the Company. Under the Indenture related to the Notes, Pro-Fac is required to reinvest at least 70 percent of the Additional Patronage Income in Curtice Burns, and Pro-Fac has reinvested $3.9 million of such patronage in the Company since the acquisition.

Following,  in  capsule  form,  are  the  consolidated,   unaudited  results  of
operations of Pro-Fac for the nine months ended March 25, 1995, assuming the acquisition by Pro-Fac took place at the beginning of the 1995 fiscal year.

(In Millions)

Nine Months Ended
(Pro Forma is Unaudited)

                                                  March 25, 1995
                                             Actual            Pro Forma

 Net sales                                   $347.1              $573.2
 Income before taxes                         $  3.6              $ 11.1
 Net income                                  $ 17.9              $  6.2

NOTE 3.       DISPOSALS

Nalley's US Chips and Snacks: On December 19, 1994, the Company sold the Nalley's US Chips and Snacks business for approximately $2.0 million. In the first quarter of fiscal 1995, the Company recognized a charge of approximately $8.4 million in connection with the elimination of this line of business. This sale was contemplated by Pro-Fac in conjunction with the acquisition.

Nalley's Canada Ltd.: On June 26, 1995, the Company sold Nalley's Canada Ltd. subsidiary, located in Vancouver, British Columbia, to a group led by management within its Canadian subsidiary.

Through a supply agreement, the Company's Nalley's US division will provide to the new owner those products previously provided as well as certain products for which manufacturing has been discontinued by the new owners.

Finger Lakes Packaging: On April 9, 1996, the Company announced its intent to sell its Finger Lakes Packaging Company subsidiary ("Finger Lakes"), a can-making operation, based in Lyons, New York. Finger Lakes also has an operation in Benton Harbor, Michigan. Approximately 60 percent of the cans manufactured by Finger Lakes are used by divisions of the Company. The Company plans to enter into a long-term supply agreement with Finger Lakes Packaging in conjunction with the sale.

NOTE 4.       TAXES

The benefit for taxes on income recorded in the first nine months of fiscal 1996 included both Pro-Fac and Curtice Burns.

                                     PRO-FAC

Favorable Tax Ruling and Developments: In August of 1993, the Internal Revenue Service issued a determination letter which concluded that the Cooperative was exempt from federal income tax to the extent provided by Section 521 of the Internal Revenue Code, "Exemption of Farmers' Cooperatives from Tax." Unlike a non-exempt cooperative, a tax-exempt cooperative is entitled to deduct cash dividends it pays on its capital stock in computing its taxable income. The exempt status was retroactive to fiscal year 1986. In conjunction with this ruling, the Cooperative had filed for tax refunds for fiscal years 1986 to 1992 in the amount of approximately $8.8 million and interest payments of approximately $5.8 million. Accordingly, refund amounts of $10.1 million for tax and interest have been reflected in the financial statements of Pro-Fac as of June 24, 1995. In addition, refund amounts of $4.5 million for tax and interest have been reflected in the financial statements of the Cooperative as of March 25, 1996. These refund amounts were recorded at this date based upon approval by the Internal Revenue Service as to the status of the claim. Tax refunds and interest for the fiscal years 1986 to 1991 were received in March of 1996. The Board of Directors of the Cooperative has invested $10 million of such refunds and interest payments in Curtice Burns.

As a result of the acquisition, the Cooperative's exempt status has ceased.

                                  CURTICE BURNS

In January 1995, the Boards of Directors of Curtice Burns and Pro-Fac approved appropriate amendments to the Bylaws of Curtice Burns to allow the Company to qualify as a cooperative under Subchapter T of the Internal Revenue Code. In August 1995, Curtice

Burns and Pro-Fac received a favorable ruling from the Internal Revenue Service approving the change in tax treatment effective for fiscal 1996. This ruling also confirmed that the change in Curtice Burns status would have no affect on Pro-Fac's ongoing treatment as a cooperative under Subchapter T of the Internal Revenue Code of 1986. Accordingly, during the nine months ended March 23, 1996, the Company provided taxes on non-patronage earnings and patronage earnings to be retained by the Company. The Company's effective tax benefit is negatively impacted by the amount of non-deductible goodwill created in conjunction with the acquisition and merger of Curtice Burns by Pro-Fac as of November 3, 1994.

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

NOTE 5.       OTHER MATTERS

Preferred Stock: Non-Cumulative Preferred Stock originated from the conversion at par value of retains. This stock had been non-voting and non-cumulative, except that the holders of this would be entitled to vote as a separate class on certain matters which would affect or subordinate the rights of the class.

At the Cooperative's annual meeting in January 1995, shareholders approved an amendment to the certification of incorporation to authorize the creation of five additional classes of preferred stock.

On August 23, 1995, the Cooperative commenced an offer to exchange one share of its Class A Cumulative Preferred Stock (liquidation preference $25 per share) for each of its existing Non-Cumulative Preferred Stock (liquidation preference $25 per share). As a result of the exchange offer, 2.8 million shares or 97 percent of the total outstanding shares were exchanged. Pro-Fac received approval for inclusion of the Cumulative Preferred Stock on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

It is expected that, beginning with the retains issued in 1995, the maturity of all future retains will result in the issuance of Class A Cumulative Preferred Stock. With respect to retains issued prior to September 1995, however, it is expected that the Board will permit holders of such retains to elect to receive Non-Cumulative Preferred Stock rather than Class A Cumulative Preferred Stock.

In June 1995, the Board approved, pursuant to its authority under the Charter Amendment the creation of a new series of preferred stock, to be designated the "Class B, Series 1, 10 percent Cumulative Preferred Stock" (the "Class B Stock"). Pro-Fac expects to issue up to 500,000 shares of the Class B Stock at $10 per share (liquidation value $10 per share) to employees of Curtice Burns pursuant to an Employee Stock Purchase Plan adopted by the Curtice Burns and Pro-Fac Boards of Directors in June 1995. Under this plan, 25,478 shares were issued in the fall of 1995.

In the first quarter of fiscal 1996, the Cooperative declared a cash dividend of
6.0 percent of the par value of Non-Cumulative Preferred Stock and 5.0 percent of the par value of the common stock, paid on July 15, 1995. These dividends amounted to $5.0 million.

In the second and third quarters of fiscal 1996, the Cooperative declared quarterly cash dividends of $0.43 per share each on the Class A Cumulative Preferred Stock, paid on October 31, 1995 and January 31, 1996. These dividends amounted to $2.5 million.

Subsequent to quarter end, the Cooperative declared a quarterly cash dividend of $0.43 per share on the Class A Cumulative Preferred Stock. This dividend will be paid on April 30, 1996 and amounts to $1.3 million.

Purchase of Packer Foods: On July 21, 1995, the Company completed the acquisition of Packer Foods, a privately owned, Michigan-based food processor. The total cost of the acquisition was approximately $5.4 million in notes bearing interest at 10 percent to be paid until the notes mature in the year 2000. The transaction was accounted for as a purchase. For its latest fiscal year ended December 31, 1994, Packer had net sales of $13 million, operating income of $300,000, and income before extraordinary items of $100,000. Packer Foods has been merged into the Company's Comstock Michigan Fruit operations.

Commitments: The Company's Southern Frozen Foods division has guaranteed an approximate $2.0 million loan for the City of Montezuma to renovate a sewage treatment plant operated by Southern Frozen Foods on behalf of the City.

Southern Frozen Foods: In July 1994, a plant operated by the Company's Southern Frozen Foods division, located in Montezuma, Georgia, was damaged by fire. All material costs associated with the facility repairs and business interruption are anticipated to be covered under the Company's insurance policies. A gain on assets destroyed in the fire was recognized by the Company prior to the acquisition. Final negotiations are currently in progress with the insurance carriers. As of March 23, 1996, the Company has received $18.5 million in proceeds from the insurance claims for the fire and approximately $3.0 million is receivable at March 23, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this review is to highlight the more significant changes in the major items of Pro-Fac's statement of operations and net proceeds in the three and nine month periods of fiscal 1996 and 1995.

                         PRO-FAC'S RESULTS OF OPERATIONS

As a result of the acquisition on November 3, 1994, the consolidated results of operations of Pro-Fac after that date include gross profit, operating expenses, and other results of operations of Curtice Burns. Prior to November 3, 1994, Pro-Fac's results of operations included only amounts paid or payable by Curtice Burns to Pro-Fac under the Integrated Agreement. Because of the profit split provisions within the Agreement between Curtice Burns and Pro-Fac, business conditions and trends affecting Curtice Burns profitability also affected the profitability of Pro-Fac.

Changes From the Third Quarter of Fiscal 1995 to the Third Quarter of Fiscal 1996: For the quarter ended March 23, 1996, the change in net income compared to the prior year is summarized below in millions of dollars:

   Curtice Burns gross profit                                          $(9.4)
   Decreased selling, general and administrative expenses                7.0
                                                                      ------
   Change in income before taxes                                        (2.4)
   Change in taxes on income                                             5.3
                                                                       -----
   Change in net income                                                $ 2.9
                                                                       =====

Changes From the First Nine Months of Fiscal 1995 to the First Nine Months of Fiscal 1996: For the nine months ended March 23, 1996, the change in net income compared to the prior year period is summarized below in millions of dollars:

  Curtice Burns gross profit                                        $  48.8
  Decreased share of Curtice Burns earnings                            (5.1)
  Decreased interest income received from Curtice Burns                (6.1)
  Increased selling, general and administrative                       (49.6)
  Increased interest expense                                          (10.9)
                                                                     ------
  Change in income before taxes                                       (22.9)
  Change in tax benefit                                                 2.7
                                                                     -------
  Change in net income                                               $(20.2)
                                                                     =======

The gross profit change represents Curtice Burns gross profit change after the acquisition. The increased selling, general and administrative expenses were due to the inclusion of Curtice Burns costs since the acquisition. The increased interest expense was primarily attributable to the increased borrowings related to the acquisition of Curtice Burns by Pro-Fac.

                       CURTICE BURNS RESULTS OF OPERATIONS

The purpose of this discussion is to outline the most significant reasons for changes in net sales, expenses and earnings for the three- and nine-month periods of fiscal 1996 compared to the comparable prior year periods. The following comparisons to the prior year periods present the results of the Company during the period prior to its acquisition by Pro-Fac, ("Predecessor entity") as well as the period subsequent to its acquisition, ("Successor entity"). The financial statements of the Predecessor and Successor entities are not comparable in certain respects because of differences between the cost bases of the assets as well as the effect on the Successor entity's operations for adjustments to depreciation, amortization, and interest expense.

General: Third quarter net sales for Curtice Burns declined from $180.4 million in the previous year to $177.8 million in the current year. After adjusting for businesses sold or to be sold, which had net sales of $4.3 million in the third quarter of this year and $12.4 million the prior year, there was a net sales increase of $5.5 million. The nine months net sales for Curtice Burns declined from $573.2 million in the previous year to $551.2 million in the current year. After adjusting for businesses sold or to be sold, which had net sales of $12.8 million in the current year and $43.8 million in the prior year period, net sales increased $9.0 million.

In conjunction with the acquisition of the Company by Pro-Fac, net assets were adjusted to fair market value and additional debt was incurred. Accordingly, depreciation, amortization and interest expense have increased, making year-to-year comparisons difficult to analyze. Nonetheless, earnings before interest, depreciation and amortization (EBITDA) for ongoing businesses can be compared. EBITDA does not represent information prepared in accordance with generally accepted accounting principles, nor is such information considered superior to information presented in accordance with generally accepted accounting principles.

The following table reconciles EBITDA with pretax earnings for the three and nine month periods:

Curtice Burns Foods Earnings Comparison

(Dollars in Thousands)

                                                           Quarter Ended                             Nine Months Ended
                                                3/23/96        3/25/95      Variance      3/23/96         3/25/95        Variance

Pretax earnings prior to interest,
   depreciation, and amortization from
   ongoing businesses (EBITDA)                 $ 15,906        $ 17,229      $(1,323)     $  38,794        $ 54,992       $(16,198)
Non-recurring gains and losses and
   businesses sold or to be sold                  1,520           1,399          121          4,239             449          3,790
Depreciation and amortization                    (7,829)         (5,257)      (2,572)       (22,254)        (16,390)        (5,864)
                                              ---------        --------     --------      ---------        --------       --------
Operating earnings                                9,597          13,371       (3,774)        20,779          39,051        (18,272)
Interest expense                                (10,484)        (10,509)          25        (31,489)        (23,982)        (7,507)
                                              ---------        --------      -------      ---------        --------       --------
Pretax (loss)/earnings prior to dividing
   with Pro-Fac                               $    (887)       $  2,862      $(3,749)      $(10,710)       $ 15,069       $(25,779)
                                              =========        ========      =======       ========        ========       ========

EBITDA from ongoing businesses declined $1.3 million for the quarter, from $17.2 million in the same period the previous year to $15.9 million in fiscal 1996. Year-to-date EBITDA from ongoing businesses declined $16.2 million, from $55.0 million in the prior year to $38.8 million.

Depressed vegetable pricing has significantly impacted the Company's financial results as well as much of the rest of the industry. The industry as a whole fully expected a slight upturn in pricing which has not happened. The Company's vegetable category, which includes significant segments of both the Comstock Michigan Fruit and Southern Frozen Foods divisions, experienced a 56 percent reduction in EBITDA for nine months. Improvements in earnings of other product lines at the Comstock Michigan Fruit division have offset part of the vegetable category earnings reduction.

Other issues impacting year-to-date results include the costly start up of the Nalley's dressing plant, other manufacturing variances and increased promotion expenses at Nalley's. In total, Nalley's EBITDA is $14 million lower for the nine-months period ended March 23, 1996 versus the prior year. Several steps have been taken to address these problems, including senior management changes at the division. Third quarter results for this division have improved from the first six months results.

A major inventory reduction program across all divisions has been implemented. Short-term debt was reduced an additional $25 million in the third quarter of this year than during the same period last year due to significant cash flow generated from these programs and from an additional investment in the Company by Pro-Fac. (See NOTE 2.)

The following tables illustrate the Company's results of operations by business for the three and nine months ended March 23, 1996 and March 25, 1995, and the Company's total assets by business as of March 23, 1996 and March 25, 1995.

Net Sales

(Dollars in Millions)

                                                          Three Months Ended                          Nine Months Ended
                                                     3/23/96              3/25/95               3/23/96               3/24/95
                                                           % of                  % of                  % of                  % of
                                                    $      Total         $       Total         $       Total         $       Total
                                                 -------   -----      -------    -----      -------    -----      -------    -----

Comstock Michigan Fruit ("CMF")                  82.2       46.2       77.7       43.1      255.1       46.3      253.8       44.3
Nalley's Fine Foods                              44.4       25.0       43.3       24.0      137.2       24.9      131.5       22.9
Southern Frozen Foods                            23.2       13.1       23.6       13.1       72.6       13.2       73.3       12.8
Snack Foods Group                                14.4        8.1       14.1        7.8       44.9        8.1       44.8        7.8
Brooks Foods                                      9.3        5.2        9.3        5.1       28.6        5.2       26.0        4.5
                                                -----       ----      -----      -----      -----      -----      -----      -----
Subtotal ongoing operations                     173.5       97.6      168.0       93.1      538.4       97.7      529.4       92.3
Businesses sold or to be sold1                    4.3        2.4       12.4        6.9       12.8        2.3       43.8        7.7
                                                -----      -----      -----      -----      -----      -----      -----      -----
   Total                                        177.8      100.0      180.4      100.0      551.2      100.0      573.2      100.0
                                                =====      =====      =====      =====      =====      =====      =====      =====

1 The Company sold Nalley's US Chips and Snacks business and Nalley's Canada Ltd. and announced the intent to sell Finger Lakes Packaging. See NOTE 3 - "Disposals and Potential Disposal."

Operating Income Before Dividing with Pro-Fac

(Dollars in Millions)

                                                         Three Months Ended                            Nine Months Ended
                                                    3/23/96               3/25/95               3/23/96               3/24/95
                                                           % of                  % of                  % of                  % of
                                                    $      Total        $        Total         $       Total         $       Total
                                                 -------   -----      -----      -----      -------    -----      -------    -----

CMF                                               4.7       49.0        6.2       46.2       16.8       80.8       24.3       62.1
Nalley's Fine Foods                               1.6       16.7        4.0       29.8       (3.1)     (14.9)      12.6       32.2
Southern Frozen Foods                             1.6       16.7        2.3       17.2        4.8       23.1        7.8       19.9
Snack Foods Group                                 0.8        8.3        0.3        2.2        2.8       13.5        2.2        5.6
Brooks Foods                                      1.1       11.5        1.2        9.0        3.3       15.9        3.3        8.4
Corporate eliminations                           (1.3)     (13.7)      (1.8)     (13.4)      (6.4)     (31.9)      (9.3)     (23.6)
                                                 ----      -----       ----      -----       ----      -----      -----     ------
   Subtotal ongoing operations                    8.5       88.5       12.2       91.0       18.0       86.5       40.9      104.6
Non-recurring gains and losses and
   businesses sold or to be sold1                 1.1       11.5        1.2        9.0        2.8       13.5       (1.8)      (4.6)
                                                  ---     ------      -----    -------      -----     ------      -----    -------
   Total                                          9.6      100.0       13.4      100.0       20.8      100.0       39.1      100.0
                                                  ===      =====       ====      =====       ====      =====       ====      =====

1 The Company sold the Nalley's US Chips and Snack business and Nalley's Canada Ltd. and announced the intent to sell Finger Lakes Packaging. See
     NOTE 3 - "Disposals and Potential Disposal." Fiscal 1995 includes restructuring loss from division disposals, change in control expense, and gain on assets as a result of a fire claim recorded in fiscal 1995.

EBITDA

(Dollars in Millions)

                                                          Three Months Ended                          Nine Months Ended
                                                      3/23/96             3/25/95               3/23/96               3/24/95
                                                           % of                  % of                  % of                  % of
                                                    $      Total        $        Total         $       Total         $       Total
                                                 -------   -----      -----      -----      -------    -----      -------    -----

CMF                                               8.5       48.8        9.1       48.9       27.7       64.4       32.2       58.1
Nalley's Fine Foods                               3.1       17.8        4.7       25.3        1.0        2.3       14.9       26.9
Southern Frozen Foods                             2.9       16.7        3.0       16.1        8.7       20.2        9.7       17.5
Snack Foods Group                                 1.3        7.5        0.8        4.3        4.2        9.8        3.8        6.8
Brooks Foods                                      1.3        7.5        1.4        7.5        3.9        9.1        3.8        6.8
Corporate and eliminations                       (1.2)      (6.9)      (1.8)      (9.6)      (6.7)     (15.6)      (9.4)     (16.8)
                                                 ----       ----       ----      -----       ----      -----       ----      -----
   Subtotal ongoing operations                   15.9       91.4       17.2       92.5       38.8       90.2       55.0       99.3
Non-recurring gains and losses and
   businesses sold or to be sold1                 1.5        8.6        1.4        7.5        4.2        9.8        0.4        0.7
                                                 ----      -----       ----      -----       ----      -----       ----      -----
   Total                                         17.4      100.0       18.6      100.0       43.0      100.0       55.4      100.0
                                                 ====      =====       ====      =====       ====      =====       ====      =====

1 The Company sold the Nalley's US Chips and Snacks business and Nalley's Canada Ltd. and announced the intent to sell Finger Lakes Packaging. See
     NOTE 3 - "Disposals and Potential Disposal." Fiscal 1995 includes restructuring loss from division disposals, change in control expense and gain on assets as a result of a fire claim.

Total Assets

(Dollars in Millions)

                                                     March 23, 1996                    March  25, 1995
                                                                   % of                               % of
                                                   $               Total              $               Total
                                                -------            -----           -------            -----

    CMF                                          285.9               43.1           215.9              30.8
    Nalley's Fine Foods                          145.4               21.9            87.5              12.5
    Southern Frozen Foods                         95.1               14.3            62.5               8.9
    Snack Foods Group                             26.9                4.1            23.4               3.3
    Brooks Foods                                  21.3                3.2            11.5               1.6
    Corporate1                                    58.0                8.7           256.1              36.6
                                                 -----              -----           -----             -----
      Subtotal ongoing operations                632.6               95.3           656.9              93.7
    Businesses sold or to be sold2                31.4                4.7            44.0               6.3
                                                 -----              -----           -----             -----
      Total                                      664.0              100.0           700.9             100.0
                                                 =====              =====           =====             =====

1 The March 25, 1995 figure includes the adjustment required to reflect property, plant, and equipment at fair market values and excess of cost over market value of assets acquired. Such amounts were subsequently allocated by division.

2 The Company sold the Nalley's US Chips and Snack business and Nalley's Canada Ltd. and announced the intent to sell Finger Lakes Packaging. See
     NOTE 3 - "Disposals and Potential Disposal."

The following table illustrates the Company's income statement data and the percentage of net sales represented by these items for the quarters and nine months ended March 23, 1996 and March 25, 1995.

Consolidated Statement of Operations

(Dollars in Millions)

                                                            Three Months Ended                        Nine Months Ended
                                                      3/23/96               3/25/95             3/23/96               3/25/95
                                                           % of                  % of                  % of                  % of
                                                    $      Sales         $       Sales         $       Sales         $       Sales
                                                 -------   -----      -------    -----      -------    -----      -------    -----

Net sales                                       177.8      100.0      180.4      100.0      551.2      100.0      573.2      100.0
Cost of sales                                   133.6       75.1      126.8       70.3      412.7       74.9      402.8       70.3
                                                -----      -----      -----      -----     ------      -----     ------      -----
Gross profit                                     44.2       24.9       53.6       29.7      138.5       25.1      170.4       29.7
Restructuring expenses, including
   net loss from division disposals               0.0        0.0        0.0        0.0        0.0        0.0       (8.4)      (1.5)
Change in control expenses                        0.0        0.0        0.0        0.0        0.0        0.0       (2.2)      (0.4)
Gain on assets incurred as result
   of a fire claim                                0.0        0.0        0.0        0.0        0.0        0.0        6.5        1.2
Other selling, administrative
   and general expenses                         (34.6)     (19.5)     (40.2)     (22.3)    (117.7)     (21.3)    (127.2)     (22.2)
                                                -----      -----      -----      -----     ------      -----     ------      -----
Operating income before dividing
   with Pro-Fac                                   9.6        5.4       13.4        7.4       20.8        3.8       39.1        6.8
Interest expense                                (10.5)      (5.9)     (10.5)      (5.8)     (31.5)      (5.7)     (24.0)      (4.2)
                                                -----       ----      -----      -----     ------      -----     ------      -----
Pretax (loss)/earnings before
   dividing with Pro-Fac                         (0.9)      (0.5)       2.9        1.6      (10.7)      (1.9)      15.1        2.6
Pro-Fac share of loss/(earnings)                  0.1        0.1       (1.4)      (0.8)       5.0        0.9       (7.3)      (1.3)
                                                -----      -----      -----      -----     ------      -----     ------      -----
Loss/(income) before taxes                       (0.8)      (0.4)       1.5        0.8       (5.7)      (1.0)       7.8        1.3
Tax (provision)/benefit                           0.0        0.0       (1.0)      (0.5)       1.2        0.2       (4.7)      (0.8)
                                                -----      -----      -----      -----     ------      -----      -----      -----
Net loss/(income)                                (0.8)      (0.4)       0.5        0.3       (4.5)      (0.8)       3.1        0.5
                                                =====      =====      =====      =====     ======      =====      =====      =====


                CHANGES FROM THE THIRD QUARTER OF FISCAL 1995 TO
                        THE THIRD QUARTER OF FISCAL 1996

Net Sales: The Company's net sales in the quarter ended March 23, 1996 of $177.8 million decreased $2.6 million or 1.4 percent from $180.4 million in the same quarter last year. The net sales attributable to businesses sold or to be sold discussed in NOTE 3 were $4.3 million in the quarter ended March 23, 1996 and $12.4 million in the quarter ended March 25, 1995. The Company's net sales from ongoing operations, excluding businesses sold or to be sold, were $168.0 in the quarter ended March 25, 1995 compared to $173.5 million in the quarter ended March 23, 1996. This increase in net sales of $5.5 million for ongoing operations is primarily comprised of increased net sales at CMF and Nalley's of $4.4 million and $1.1 million, respectively, with minor variations at other operations. The increased net sales at Nalley's of $1.1 million or 2.5 percent primarily relates to increases in the salad dressings, salsa, and pickles product lines. The net sales increase at CMF of $4.4 million or 5.7 percent is primarily attributable to an increase in canned and frozen vegetables compared to the prior year quarter.

Gross Profit: Gross profit of $44.2 million for the quarter ended March 23, 1996 decreased $9.4 million or 17.5 percent from $53.6 million for the quarter ended March 25, 1995. Of this net decrease, a $1.8 million reduction was attributable to businesses sold or to be sold, and a decrease of $7.6 million was attributable to the Company's ongoing operations. The decrease in gross profit for ongoing operations is comprised of increases and decreases as follows:

(In Millions)

           CMF                              $(3.4)
           Southern Frozen Foods             (1.7)
           Nalley's Fine Foods               (2.1)
           All Other                         (0.4)
                                            -----
                                            $(7.6)
                                            =====


The decreased gross profit at the Company's CMF and Southern Frozen Foods operations primarily relates to depressed vegetable pricing. The decreased gross profit at the Company's Nalley's operation was caused by increased manufacturing costs primarily related to the new dressing plant.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in the quarter ended March 23, 1996 of $34.6 million decreased $5.6 million or 13.9 percent from $40.2 million in the quarter ended March 25, 1995. This net decrease of $5.6 million includes:

(In Millions)

                                                               Businesses
                                                        Sold or
                                                       to be Sold       Ongoing           Total

      Change in trade promotions                         $(0.6)          $(1.5)           $(2.1)
      Change in advertising and selling costs             (1.3)           (0.5)            (1.8)
      Change in other administrative expenses             (0.1)           (1.6)            (1.7)
                                                         -----           -----            -----
                                                         $(2.0)          $(3.6)           $(5.6)
                                                         =====           =====            =====

The $2.0 million decrease in trade promotions and advertising and selling costs at the Company's ongoing operations is primarily comprised of decreased spending at CMF's and Nalley's operations.

The $1.6 million decrease in other administrative expenses at the Company's ongoing operations primarily relates to reduced expenditures relating to the Company's management incentive plan.

           NINE MONTH CHANGES FROM THE CORRESPONDING PRIOR YEAR PERIOD

Net Sales: The Company's net sales in the first nine months of fiscal 1996 of $551.2 million decreased $22.0 million or 3.8 percent from $573.2 million in the first nine months of fiscal 1995. The net sales attributable to businesses sold or to be sold discussed in NOTE 3 were $12.4 million in the first nine months of fiscal 1996 compared to $43.8 million in the first nine months of fiscal 1995. The Company's net sales from ongoing operations excluding businesses sold or to be sold were $538.3 million in the first nine months of fiscal 1996, an increase of $9.0 million or 1.7 percent from $529.4 million in the first nine months of fiscal 1995. This increase in net sales of $8.9 million for ongoing operations primarily relates to Nalley's and Brooks, with increases of $5.7 million and $2.6 million, respectively.

Gross Profit: Gross profit of $138.5 million in the first nine months of fiscal 1996 decreased $31.9 million or 18.7 percent from $170.4 million in the first nine months of fiscal 1995. Of this net decrease, a $7.3 million reduction was attributable to businesses sold or to be sold, and a decrease of $24.6 million was attributable to decreased gross profit at the Company's ongoing operations.

This decrease of $24.6 million was the result of variations in volume, selling prices, costs and product mix. The gross profit variations are comprised of increases and decreases as follows:

(In Millions)

       CMF                             $(14.0)
       Southern Frozen Foods             (3.6)
       Nalley                            (8.7)
       All others                         1.7
                                       ------
                                       $(24.6)

The decreased gross profit at the Company's CMF and Southern Frozen Foods operations primarily relates to depressed vegetable pricing.

The decreased gross profit at the Company's Nalley's operation relates to higher costs on all the product lines, but particularly in salad dressings due to plant start-up activities.

Restructuring  Expenses  Including  Net  (Loss)/Gain  From  Division  Disposals:
Restructuring expenses, including net (loss)/gain from division disposals resulted in a charge in the first nine months of fiscal 1995 of $8.4 million to reflect the impact of the sale of certain assets of the Nalley's US Chips and Snacks business and other expenses relating to the disposal of this operation.

Change in Control Expenses: Change in control expenses recorded in the first nine months of fiscal 1995, amounting to $2.2 million, reflect non-deductible expenses relating to the sale of the Company which include legal, accounting, investment banking and other expenses.

Gain on Assets Resulting From Fire Claim: The gain on assets resulting from fire claim recorded in the first nine months of fiscal 1995 amounted to $6.5 million representing the replacement value in excess of the depreciated book value of the building and equipment destroyed by fire on July 7, 1994 at the Southern Frozen Foods division.

Other Selling, Administrative and General Expenses: Other selling, administrative and general expenses in the first nine months of fiscal 1996 of $117.7 million decreased $9.5 million or 7.5 percent from $127.2 million in the first nine months of fiscal 1995. This net decrease of $9.5 million includes:

(In Millions)

                                                             Businesses
                                                     Sold or
                                                    to be Sold        Ongoing          Total

   Change in trade promotions                         $(2.5)          $(2.0)           $(4.5)
   Change in advertising and selling costs             (4.6)           (1.1)            (5.7)
   Change in other administrative expenses             (0.5)            1.2              0.7
                                                      ------          ------           ------
                                                      $(7.6)          $(1.9)           $(9.5)
                                                      =====           =====            =====

The $3.1 million decrease in trade promotions, advertising and selling costs at the Company's ongoing operations resulted from increased costs at Nalley's of $3.0 million primarily in the canned and dressing product lines offset by decreases at Comstock Michigan Fruit of $6.6 million primarily in the filling and topping product lines. Minor variations occurred in the Company's other operations.

The $1.2 million increase in other administrative costs attributable to the Company's ongoing operations was primarily related to increased expense at Nalley's of $4.0 million and a decrease in the Company's management incentive expense. The increased expense at Nalley's included administrative expenses which had been allocated to Nalley's Chips and Snacks and Nalley's Canada Ltd. which had been sold. The disposal of these businesses did not eliminate centralized functions leaving costs which must be reduced over a period of time.

Interest Expense: Interest expense in the first nine months of fiscal 1996 of $31.5 million increased $7.5 million or 31.3 percent from $24.0 million in the first nine months of fiscal 1995. This increase was primarily attributable to the increased borrowing and rates related to the acquisition of the Company by Pro-Fac.

Provision for Taxes: The benefit for taxes in the first nine months of fiscal 1996 of $1.2 million decreased $5.9 million from the provision of $4.7 million in the first nine months of fiscal 1995. The non-deductibility of the amortization of goodwill negatively impacts the Company's effective tax rate.

                         LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended March 23. 1996, the net cash used in operating activities of Pro-Fac of $10.8 million reflects a net loss of $2.3 million. Depreciation and amortization of assets amounted to $22.8 million. Inventories increased $5.4 million, and accounts receivable decreased $5.4 million. Changes in accounts payable and accrued expenses amounted to $29.7 million. Changes in other assets and liabilities amounted to $1.3 million.

Cash flows used in investing activities of $15.2 million include net cash used for capital expenditures in the period of $14.2 million, disposals provided $4.3 million, and the acquisition of Packer used $5.4 million.

Net cash provided by financing activities in the period amounted to $27.9 million. Proceeds from seasonal borrowings amounted to $41.0 million, proceeds from long-term debt to finance the Packer acquisition amounted to $5.4 million, payments on long-term debt amounted to $11.1 million, dividends paid amounted to $7.5 million and stock sales provided $0.3 million.

New Borrowings: Under the New Credit Agreement, as amended, Curtice Burns is able to borrow up to $84.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $14.2 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) $84.0 million and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

As of March  23,  1996,  (i) cash  borrowings  outstanding  under  the  Seasonal
Facility were $41.0 and (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing base, was $43.0 million. In addition to its seasonal financing, as of March 23, 1996, the Cooperative had $1.0 million available for long-term borrowings under the Term Loan Facility. Because of the additional debt as a result of the acquisition of the Company by Pro-Fac, the cash flow of the Company is the single, most important measure of performance. The Cooperative believes that the cash flow generated by its operations (due in part to the inventory reduction program) and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs, fund its capital expenditures, service its debt, and fund its dividends for the foreseeable future.

As a result of the acquisition of Curtice Burns by Pro-Fac, total debt and interest expense have increased because the Notes have a substantially higher interest rate than the debt that was repaid with the proceeds from the Note Offering. The New Credit Agreement requires that Pro-Fac and Curtice Burns meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of March 23, 1996, the Cooperative is in compliance with all such restrictions and limitations. The Cooperative anticipates it will not achieve the cash flow coverage ratio at June 29, 1996 outlined in the Guarantee Agreement to the New Credit Agreement. The consequence for failure to achieve this ratio is to limit the Cooperative payment to its members to 90 percent of commercial market value. Management is currently working with the lending institution to obtain a waiver for this covenant.

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

As a result of the shortage situation of the national supply due to the low yields from the 1993 crop year, many vegetable producers intentionally increased planned production for the 1994 crop year attempting to return their own inventories to normal. Favorable weather conditions in the 1994 growing season produced high crop yields in addition to the increased planned production. This resulted in somewhat depressed selling prices, increased inventory levels throughout fiscal 1995, and left a higher carryover inventory at the end of fiscal 1995 than at the end of fiscal 1994 for the Company. With the harvesting completed for the smaller 1995 vegetable crop, it had been anticipated that prices would gradually increase during the 1996 fiscal year. This has not occurred to the degree expected.

Required scheduled payments on long-term debt will approximate $8.0 million in the next 12 months. Cash proceeds from the sale of Nalley's Canada Ltd. of approximately $3.8 million were applied to long-term debt in accordance with the terms of the New Credit Agreement, as will any proceeds from the sale of Finger Lakes Packaging, as discussed below.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

Finger Lakes Packaging: On April 9, 1996, the Company announced its intent to sell its Finger Lakes Packaging Company subsidiary ("Finger Lakes"), a can-making operation, based in Lyons, New York. Finger Lakes also has an operation in Benton Harbor, Michigan. Approximately 60 percent of the cans manufactured by Finger Lakes are used by divisions of the Company. The Company plans to enter into a long-term supply agreement with Finger Lakes Packaging in conjunction with the sale.

                           PART II. OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Pro-Fac annual meeting was held on January 26, 1996 in Orlando, Florida. Director elections were not involved in the annual meeting as these elections take place on different dates and locations in each Region/District. The director elections were completed in March 1995. No matters were voted upon at the annual meeting.

     (b) The regional membership meetings for the members of Pro-Fac were held as follows:

      Date            Region/District              City/State

February 6, 1996            I/3             Somerset Pennsylvania
February 13, 1996        I/1 and I/2        Rochester, New York
February 14, 1996          II/2             Havana, Illinois & Marion, Illinois
February 15, 1996           III             Columbus, Nebraska
February 20, 1996           IV              Mt. Vernon, Washington
February 21, 1996           IV              Portland, Oregon
February 22, 1996            V              Oglethorpe, Georgia
March 14, 1996             II/1             Holland, Michigan

     (c) Glen Lee Chase, Bruce Fox, Kenneth Mattingly, and Paul Roe were elected directors for a three-year term as a result of the elections at the regional meetings held in February and March 1996. The following is a list of the remaining directors whose terms of office continued after the regional meetings.

                      Name                  Term Expires

                  Robert Call                   1997
                  Steven Koinzan                1997
                  Allan Mitchell                1997
                  Allan Overhiser               1997
                  Edward Whitaker               1997
                  Tom Croner                    1998
                  Dale Burmeister               1998
                  Albert Fazio                  1998


          Following are the voting results from the regional meetings:

                              Votes Cast For     Votes Cast Against

            Glen Lee Chase         6                      0
            Bruce Fox             70                      0
            Kenneth Mattingly     79                      0
            Paul Roe              53                      0


ITEM 5.       OTHER MATTERS

Pursuant to previously disclosed succession plans, the Board of Directors of Curtice Burns, with the aid of a professional executive recruiting firm, has been conducting a search, both inside and outside of the Company, for a Chief Operating Officer to provide continuity for the future.

It is contemplated that the Chief Operating Officer will be a potential successor when retirement plans are determined for the Chief Executive Officer.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

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



                                               PRO-FAC COOPERATIVE, INC.




Date:  April 25, 1996               BY:  /s/      Stephen R. Wright
    -------------------                       ------------------------------
                                                  STEPHEN R. WRIGHT
                                                   GENERAL MANAGER



Date:  April 25, 1996                BY:  /s/       William D. Rice
     ------------------                       ------------------------------
                                                    WILLIAM D. RICE
                                                  ASSISTANT TREASURER
                                             (PRINCIPAL ACCOUNTING OFFICER)