Form 10-K
period 1996-06-29
PRO FAC COOPERATIVE INC
filed 1996-08-29
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-K

           (Mark One)
              [X] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 (Fee Required)

                     For the Fiscal Year Ended June 29, 1996
                                       or
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the Transition Period from to
                 Registration Statement (Form S-1) No. 33-60273
                            PRO-FAC COOPERATIVE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               New York                              16-6036816
       (State or other jurisdiction of             (IRS Employer
        incorporation or organization          Identification Number)

                90 Linden Place, PO Box 682, Rochester, NY 14603
               (Address of Principal Executive Offices) Zip Code)

       Registrant's telephone number, including area code: (716) 383-1850
        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

                       Class A Cumulative Preferred Stock
                       Liquidation Preference $25.00/Share
                              Par Value $1.00/Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Aggregate market value of voting stock held by non-affiliates of the registrant as of August 1, 1996

                            Common Stock: $8,593,000
 (based upon par value of shares since there is no market for the
                           Registrant's common stock)

             Number of common shares outstanding at August 1, 1996:
                             Common stock: 1,836,963

                         FORM 10-K ANNUAL REPORT - 1996
                            PRO-FAC COOPERATIVE, INC.
                                TABLE OF CONTENTS

                                     PART I

ITEM  1. Description of Business
         General Development of Business
         Relationship with Curtice Burns
         Narrative Description of Business
         Financial Information About Industry Segments
         Packaging and Distribution
         Trademarks
         Raw Material Sources
         Environmental Matters
         Seasonality of Business
         Practices Concerning Working Capital
         Significant Customers
         Backlog of Orders
         Business Subject to Government Contracts
         Competitive Conditions
         New Products and Research and Development
         Employees

ITEM  2. Description of Properties

ITEM  3. Legal Proceedings

ITEM  4. Submission of Matters to a Vote of Security Holders

                                     PART II

ITEM  5. Market for Registrant's Common Stock and Related Stockholder Matters

ITEM  6. Selected Financial Data

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM  8. Financial Statements and Supplementary Data

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

ITEM 11. Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

ITEM 13. Certain Relationships and Related Transactions

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K Signatures

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

Curtice-Burns Foods, Inc. ("Curtice Burns" or the "Company") is a producer and marketer of processed food products, including canned and frozen fruits and vegetables, canned desserts and condiments, fruit fillings and toppings, canned chilies and stews, salad dressings, pickles, peanut butter and snack foods. In addition, Curtice Burns manufactures cans, which are both utilized by the Company and sold to third parties. Pro-Fac and Curtice Burns were established together in the early 1960s and have had a long-standing contractual relationship under an Integrated Agreement pursuant to which Pro-Fac provided crops and financing to Curtice Burns, Curtice Burns provided a market and management to Pro-Fac, and Pro-Fac shared in the profits of Curtice Burns (the "Integrated Agreement").

On November 3, 1994, Pro-Fac acquired Curtice Burns (the "Acquisition"), and Curtice Burns became a wholly-owned subsidiary of Pro-Fac. In connection with the Acquisition, the shareholders of Curtice Burns received $19.00 per share in cash for their shares of common stock of Curtice Burns. The purchase price and fees and expenses related to the Acquisition were financed with borrowings under a new credit agreement (the "New Credit Agreement") with Springfield Bank for Cooperatives, predecessor to CoBank ACB (the "Bank"), and the proceeds of the Company's 12.25 percent Senior Subordinated Notes due 2005 (the "Notes"). Pro-Fac has guaranteed the obligations of the Company under the New Credit Agreement and the Notes.

As a result of the indebtedness incurred in connection with the Acquisition, Curtice Burns is a much more highly leveraged company, with higher interest expenses, than prior to the Acquisition. The New Credit Agreement and the Notes restrict the ability of Pro-Fac to amend the Pro-Fac Marketing and Facilitation Agreement. The New Credit Agreement and the Notes also restrict the amount of dividends and other payments that may be made by the Company to Pro-Fac.

                         RELATIONSHIP WITH CURTICE BURNS

Upon consummation of the Acquisition, the Integrated Agreement was terminated, and Pro-Fac and Curtice Burns entered into the Pro-Fac Marketing and Facilitation Agreement as of November 3, 1994 (the "Pro-Fac Marketing
Agreement"). Under the Pro-Fac Marketing Agreement much of the financing previously provided by Pro-Fac to Curtice Burns has been restructured. Financing previously provided by the Bank to Pro-Fac, then re-lent by Pro-Fac to Curtice Burns, is now provided directly by the Bank to Curtice Burns under the New Credit Agreement. Pro-Fac's interest in the facilities and equipment of Curtice Burns and Pro-Fac's investment in the Bank were transferred to Curtice Burns at the time of the Acquisition. The Pro-Fac equity that was previously lent to Curtice Burns was also transferred to Curtice Burns.

The Pro-Fac Marketing Agreement resembles the Integrated Agreement in that it continues to provide for Pro-Fac to supply crops and additional financing to Curtice Burns, for Curtice Burns to provide a market and management services to Pro-Fac, and for Pro-Fac to share in the profits of Curtice Burns. To preserve the independence of Curtice Burns, the Pro-Fac Marketing Agreement also requires that certain of the directors of Curtice Burns be individuals who are not employees or shareholders of, or otherwise affiliated with, Pro-Fac or the Company ("Disinterested Directors") and requires that certain decisions be approved by the Disinterested Directors.

Purchase of Crops From Pro-Fac: Under the Pro-Fac Marketing Agreement, Curtice Burns purchases crops from Pro-Fac at the commercial market value ("CMV") of those crops. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Under both the Pro-Fac Marketing Agreement and the predecessor agreement to the Pro-Fac Marketing
Agreement, Curtice Burns paid Pro-Fac $44.7 million, $55.9 million, and $59.2 million as CMV for crops purchased from Pro-Fac in fiscal years 1996, 1995, and 1994, respectively. The crops purchased by Curtice Burns from Pro-Fac represented approximately 72 percent, 73 percent, and 65 percent of all raw agricultural crops purchased by Curtice Burns in fiscal 1996, 1995, and 1994, respectively.

CMV is determined by a joint committee of the Boards of Directors of Pro-Fac and Curtice Burns, which is currently comprised of the Chief Executive Officer of Curtice Burns and an equal number of Pro-Fac directors and Disinterested Directors. The Pro-Fac Marketing Agreement requires a majority of the Disinterested Directors to approve the recommendation of the joint committee. Although CMV is intended to be no more than the fair market value of the crops purchased by Curtice Burns, it may be more or less than the price Curtice Burns would pay in the open market in the absence of the Pro-Fac Marketing Agreement. The volume and type of crops to be purchased by Curtice Burns under the Pro-Fac Marketing Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors.

Patronage Income of Pro-Fac: In addition to CMV, under the Pro-Fac Marketing Agreement, Curtice Burns will pay to Pro-Fac as additional patronage income in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products") up to 90 percent of such earnings but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of the Company. Additional patronage income is paid to Pro-Fac for services provided to Curtice Burns, including the provision of a long term, stable crop supply, favorable payment terms for crops and access to cooperative bank financing and the sharing of risks in losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year.

Curtice Burns has historically paid Pro-Fac additional patronage income based on a portion of Curtice Burns' pretax income. Under the predecessor agreements to the Pro-Fac Marketing Agreement, additional patronage income has generally been equal to 50 percent of the pretax income of Curtice Burns, or in loss years amounts due to Pro-Fac for interest on its loans to Curtice Burns have been reduced by 50 percent of Curtice Burns' pretax losses.

Curtice Burns paid additional patronage income to Pro-Fac of $9.6 million and $16.9 million in fiscal 1995 and 1994 on account of Curtice Burns' earnings for those years. In fiscal 1996, Curtice Burns reduced the amount of CMV due to Pro-Fac by $9.0 million based on an allocation of a loss at Curtice Burns on Pro-Fac products.

Additional patronage income received by Pro-Fac is deductible to Pro-Fac for federal tax purposes only to the extent distributed to its members. Pro-Fac may make this distribution to its members through a combination of cash and retains as long as a minimum of 20 percent of the amount is paid in cash as required by federal tax law. Pro-Fac has historically paid its members between 20 percent and 30 percent of additional patronage income in cash and the remaining portion in retains. Funds made available by the distribution of retains to members in lieu of cash have historically been reinvested by Pro-Fac in Curtice Burns. Since the Acquisition, Pro-Fac is required to reinvest at least 70 percent of the additional patronage income in Curtice Burns.

Under the Pro-Fac Marketing Agreement, Curtice Burns manages the business and affairs of Pro-Fac and provides all personnel and systems required for its management.

                        NARRATIVE DESCRIPTION OF BUSINESS

The Company sells products in three principal categories: (i) "branded" products, which are sold under the Company's trademarks, (ii) "private label" products, which are sold to grocers who in turn use their own brand names on the products and (iii) "foodservice" products, which are sold to foodservice institutions such as restaurants, caterers, bakeries, and schools. In fiscal 1996, approximately 51.3 percent of the Company's net sales were branded and the remainder were split between private label and foodservice. The Company's branded products are listed under the "Trademarks" section of this report. The Company's private label products include salad dressings, salsa, fruit fillings and toppings, canned puddings, canned and frozen vegetables, Southern frozen specialties, and frozen and breaded products which are sold to customers such as A&P, Brunos, Kroger, Piggly Wiggly, Safeway, SuperValu, Topco, Wegman's and Winn-Dixie. The Company's foodservice products include salad dressings, pickles, fruit fillings and toppings, canned and frozen vegetables, frozen Southern specialties, frozen breaded and battered products, canned puddings, cheese sauces and canned and frozen fruit, which are sold to customers such as Carvel, Church's, Disney, Foodservice of America, KFC, MBM, McDonald's, PYA, and Sysco.

Comstock   Michigan  Fruit  ("CMF"):   CMF,  the  Company's   largest  division,
headquartered in Rochester, New York, produces products in four principal categories: (i) fruit fillings and toppings; (ii) aseptically-produced products;
(iii) canned and frozen fruits and vegetables; and (iv) popcorn. In fiscal 1996, approximately one-third of CMF's net sales represented branded products, approximately one-third represented private label products and approximately one-third represented foodservice products. CMF markets its branded products under the "Thank You," "Comstock," "Wilderness," "Greenwood," "Silver Floss," "Blue Boy," "Super Pop," and "Pops-Rite" labels.

CMF estimates the national fruit fillings and toppings market to be approximately $225.0 million. In fiscal 1996, CMF's fruit fillings and toppings held a national market share of approximately 52 percent in the fruit filling segment. In addition, CMF is also the major supplier of private label fruit fillings to retailers. CMF's fruit fillings and toppings are sold both on the retail level and to foodservice institutions such as restaurants, caterers, bakeries, schools. In fiscal 1996, the Company introduced the Pro-Can "Flavor Saver" container, a plastic container which has an easy-open end and can be resealed and stored in the refrigerator for future use. The Company believes this container has increased CMF's market share in the fruit fillings and toppings category. On July 21, 1995, the Company acquired Packer Foods, Inc. and merged this operation into CMF (see further discussion in NOTE 3 of "Notes to Consolidated Financial Statements").

The aseptic operations produce puddings, cheese sauces and dips for sale by CMF. The aseptic production process involves preparation of the product in a sterile environment beginning with batch formulation and continuing through packaging. As a result, once packaged, the product requires no further cooking. The Company believes its aseptic production is a state-of-the-art facility. In 1996, CMF's aseptically processed puddings accounted for approximately 66 percent of the national foodservice market and aseptically processed cheese sauces accounted for approximately one-quarter of the national foodservice market.

The fruit and vegetable processing business includes both branded and private label production. It also includes value-added products such as canned specialty fruits and frozen vegetable mixes. Success in the fruit and vegetable processing business is driven, among other things, by an ability to control costs. The Company has aggressively sought to reduce costs in the fruit and vegetable processing business by closing plants, making capital investments in the modernization of processing equipment, changing its product mix and refining advertising strategies.

In the first quarter of fiscal 1997, sales and administrative functions of the Brooks Foods division were integrated into CMF.

Nalley Fine Foods: Nalley is headquartered in Tacoma, Washington. It markets canned meat products such as chilies and stews, pickles, salad dressings, peanut butter and syrup, which are sold throughout the Northwest and Western United States under the "Nalley" brand and other premium brand names, such as "Bernstein's" salad dressing, "Adams" natural peanut butter, and "Farman's" pickles. Approximately three-quarters of Nalley products are branded; however, private label accounts for a growing percentage of Nalley business.

The Nalley products have been a vehicle for both geographic expansion and line extension. Several of Nalley products have leading market shares in the Pacific Northwest, such as chili, which had a market share of approximately 55 percent, and "Nalley" and "Farman's" pickles, which together had a market share of approximately 45 percent, for the 52-week period ended May 1996. In the Pacific Northwest, the Company's "Nalley" and "Bernstein's" brands of salad dressings had a combined market share of approximately 23 percent for the same period. Nalley has taken an aggressive position in growing its market share in the salad dressing category. It is believed by management that over the last four years, Nalley has been the only major salad dressing company on the West Coast to grow its share consistently. It has done this by pursuing unique line extensions, entering fast-growing market segments with superior-quality products (e.g., Bernstein's fat-free dressings), and by entering new markets, such as refrigerated dressings (e.g., Bernstein's refrigerated dressings).

In line with the growing trend toward private label, Nalley has been aggressively pursuing this profitable business segment. Specifically, Nalley has been executing its store label strategy on specialty Mexican products, such as chili and salsa, salad dressings and canned soups. The private label customer base continues to expand on a national basis and includes Winn-Dixie in the Southeast, Wegmans in Upstate New York, Topco in the Midwest, and Ralph's, Safeway, QFC, Albertsons and Western Family on the West Coast. Specialty businesses, such as International, continue to grow in both branded and private label products.

Southern Frozen Foods: Southern Frozen Foods, headquartered in Montezuma, Georgia, is one of the nation's leading suppliers in the production and sales of frozen, Southern-specialty products such as black-eyed peas, okra, Southern squash, and Southern specialty side dishes that include summer squash casserole, Southern-style creamed corn, and Southern-style black-eyed peas in a savory sauce as well as a line of traditional vegetables such as corn, peas, squash and green beans.

Southern's products are marketed under the brand names of "McKenzie's," "McKenzie's Gold King," "Chill Ripe," "Southern Farms," and "Tropic Isle." Approximately one-half of Southern's products are sold under the aforementioned company brand labels. This results in Southern Frozen Foods being the No. 1 brand (maintaining an approximate 26 percent share of market on Southern vegetables) in their primary geographic selling regions, on a consistent 52-week basis. The balance of Southern's sales are split between the private label and foodservice business segments servicing major accounts including SuperValu, Winn Dixie, Federated Foods, and Marketing Management (for private label), and Church's, MBM, PYA, and Foodservice of America (for foodservice needs).

In fiscal 1995, Southern Frozen Foods' breading and packaging operations were destroyed by fire. In fiscal 1996, Southern Frozen Foods brought its newly rebuilt facility on-line.

Snack Foods Group:  The Snack Foods Group consists of three separate  divisions:
Snyder, Tim's, and Husman.

         Snyder of Berlin: Snyder of Berlin, headquartered in Berlin, Pennsylvania, produces and markets several varieties of potato chips in distinctive silver-colored bags, as well as several varieties of corn-based snack products in conventional packaging, primarily under the "Snyder of Berlin" brand. Snyder products are recognized for their unique taste and freshness among users in Mid-Atlantic states, which are some of the country's highest per capita snack consumption markets.

         Tim's Cascade Chips: Tim's Cascade Chips, located in Auburn, Washington, produces kettle-fried potato chips, popcorn, cheese curls, and snack mix in the Washington, Northern Idaho, Oregon, and Montana area. Kettle frying produces a potato chip that is thicker and crisper than other potato chips.

         Husman Snack Foods: Husman Snack Foods, located in Cincinnati, Ohio, manufactures and markets potato chips, popcorn, and cheese curls and distributes other snack items in Cincinnati and Dayton, Ohio and areas of Northern Kentucky. Husman creates a unique product niche by customizing its product development and promotions to local tastes. Multi-packs and licensing agreements with local restaurants are two ways Husman creates its value-added proposition.

Brooks Foods: Brooks Foods, located in Mt. Summit, Indiana markets canned beans and tomato products under their "Brooks" brand and private label or store brands. The majority of sales, approximately 75 percent, are sold under the Brooks brand and consist of value-added items such as Chili Hot Beans and stewed tomatoes.

Brooks chili beans dominate the Midwest market with an average category share of more than 65 percent. Brooks value-added canned tomatoes with chili seasonings continue to grow shares under the "Just for Chili." Brooks "Rich & Tangy Ketchup" brand continues to hold a visible position in all stores in Brooks markets.

Brooks' growth in store-brand canned bean sales has continued, attributable in large part to efficiency improvements and cost controls. Brooks has made great strides in becoming a low-cost producer for these items and should see further strides in this direction over the next two years. In the large-volume category, opportunity continues to further decrease costs.

Brooks also co-packs for other companies and further opportunities are being explored in this area.

In the first quarter of fiscal 1997, sales and administrative functions of Brooks Foods were integrated into CMF.

Finger Lakes Packaging Company: Finger Lakes, headquartered in Lyons, New York, manufactures various sizes of three-piece sanitary food cans for sale to the Company and third parties. In fiscal 1996, approximately two-thirds of Finger Lakes sales were to other divisions of the Company and one-third were to other customers.

Finger Lakes' three-part, metal, sanitary cans are used in the retail, foodservice and institutional markets. These cans are recyclable and provide economical containers for the Company's products based on volume run and customer base.

As previously announced, the Company is investigating the possible sale of this subsidiary.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The business of Pro-Fac is principally conducted in one industry segment, the processing and sale of various food products. The table set forth below shows certain financial information relating to that industry segment for each of Pro-Fac's last three fiscal years. The financial statements for the fiscal years ended June 29, 1996, June 24, 1995, and June 25, 1994, which are included in this report, reflect the information set forth in the table.

(Dollars in Millions)

                                  Fiscal Years
                      June 29,       June 24,       June 25,
                       1996            1995           1994

Net sales             $739.1         $522.4         $ 58.2

Net (loss)/income     $ (9.5)        $ 29.5         $ 24.5

Total assets          $644.1         $689.7         $296.1

                           PACKAGING AND DISTRIBUTION

The food products produced by the Company are distributed to various consumer markets in all 50 states as well as in Canada. Branded lines of CMF, Southern and Brooks divisions are sold through food brokers which sell primarily to supermarket chains and various institutional feeders. Nalley has its own sales personnel responsible for sales within the Pacific Northwest and uses food brokers for sales in other marketing areas. Snyder, Tim's and Husman products are marketed through distributors (some of which are owned and operated by the Company) who sell directly to retail outlets in the Mid-Atlantic and Pacific Northwest.

Customer brand operations encompass the sale of products under private labels to chain stores and under the controlled labels of buying groups. The Company has developed central storage and distribution facilities that permit multi-item single shipment to customers in key marketing areas.

Curtice Burns Express ("CBX"), a subsidiary of the Company, is a licensed common carrier with authority in 48 states. It is used by the Company to obtain backhaul volume on shipments via the Company's trucks or contract haulers. The other divisions of the Company lease their equipment to CBX for these backhauls.

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

      Product                                   Brand Name

Chilies, stews and soups            Brooks, Mariners Cove, Nalley, Riviera

Fruits and vegetables               Blue Boy, Brooks,  Chill-Ripe,  Gold King, Gracias,  Greenwood,  Hoosier Sweets, Just for Chili,
                                    McKenzie's,  McKenzie's Gold King, Naturally Good, Ritter, Southern Farms, Southland, Thank You,
                                    Tropic Isle

Fruit fillings and toppings         Comstock, Globe, Gracias, Thank You, Wilderness

Peanut butter                       Adams

Pickles                             Farman's, Nalley

Popcorn                             Pops-Rite, Super Pop

    Product                             Brand Name

Puddings                            Gracias, Thank You

Salad dressings                     Bernstein's, Bernstein's Light Fantastic, Nalley

Sauerkraut                          Silver Floss, Farman's

Snack food                          Cheese Pleezers, Husman, La Restaurante,  Snyder of Berlin, Thunder Crunch, Tim's Cascade Chips,
                                    Naturally Good, Matthews

Syrup                               Lumberjack

                              RAW MATERIAL SOURCES

In fiscal 1996, the Company acquired approximately 72 percent of its raw agricultural products from Pro-Fac. The Company also purchased on the open market some crops of the same type and condition as those purchased from Pro-Fac. Such open market purchases may occur at prices higher or lower than those paid to Pro-Fac for similar products.

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

The Company is cooperating with environmental authorities in remedying various leaks and spills at several of its plants, primarily associated with underground storage tanks. Such actions are being conducted pursuant to procedures approved by the appropriate environmental authorities at a cost that is not significant.

Expenditures related to environmental programs and facilities have not had, and are not expected to have, a material effect on the earnings of the Company. In fiscal 1996, total capital expenditures of Pro-Fac and the Company were $19.5 million of which approximately $2.0 million was devoted to the construction of environmental facilities. The Company estimates that the capital expenditures for environmental control facilities, principally waste water treatment facilities, will be approximately $1.7 million for the 1997 fiscal year. However, there can be no assurance that expenditures will not be higher.

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

                      PRACTICES CONCERNING WORKING CAPITAL

The Company must maintain substantial inventories throughout the year of those finished products produced from seasonal raw materials. These inventories are generally financed through seasonal borrowings.

A short-term line of credit is extended to the Cooperative under agreements with CoBank, ACB. This line of credit is used primarily for seasonal borrowing, the amount of which fluctuates during the year. The line of credit is subject to annual renewal.

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

                   BUSINESS SUBJECT TO GOVERNMENTAL CONTRACTS

No material portion of the business of the Company is subject to renegotiation of contracts with, or termination by, any governmental agency.

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

Quality of product and uniformity of quality are also important methods of competition. The Company's relationship with Pro-Fac gives the Company local sources of supply, thus allowing the Company to exercise control over the quality and uniformity of much of the raw product which it purchases. The members of Pro-Fac generally operate relatively large production units with emphasis on mechanized growing and harvesting techniques. This factor is also an advantage in producing uniform, high-quality food products.

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

Although the relative importance of the above factors may vary between particular products or customers, the above description is generally applicable to all of the products of the Company in the various markets in which they are distributed.

Profit margins for canned and frozen fruits and vegetables are subject to industry supply and demand fluctuations, attributable to changes in growing conditions, acreage planted, inventory carryover, and other factors. The Company has endeavored to protect against changing growing conditions through geographical expansion of its sources of supply. The Company has emphasized the merchandising of its own brands and expanded service and product development for its high volume private label and foodservice customers. The percentage of sales under brand names owned and promoted by the Company (including franchise brands) amount to approximately 51.3 percent; sales to the foodservice industry (restaurants and institutional customers) represent approximately 24.0 percent; private label sales currently represent approximately 19.9 percent; and sales to other manufacturers are approximately 4.8 percent of total sales.

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

                    NEW PRODUCTS AND RESEARCH AND DEVELOPMENT

The amount expensed during the last three fiscal years on Company-sponsored and customer-sponsored research activities relating to the development of new products or the improvement of existing products was not material, and the number of employees engaged full-time in such research activities is also not material. While the Company operates test kitchens and pilot plants for the development of new products, the emphasis generally has been on the development of related products or modifications of existing products for the Company's brands and customized products for the Company's private label and foodservice businesses. No new products which required the investment of a material amount of assets have been publicly announced.

                                    EMPLOYEES

As of June 29, 1996, the Company had 3,823 full-time employees, of whom 2,520 were engaged in production and the balance in management, sales and administration. As of that date, the Company also employed approximately 626 seasonal and other part-time employees, almost all of whom were engaged in production. Most of the production employees are members of various labor unions. The Company believes its relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTIES

All plants, warehouses, office space and other facilities used by Curtice Burns in its business are either owned by Curtice Burns or one of its subsidiaries or leased from third parties. All of the properties owned by Curtice Burns are subject to mortgages in favor of the Bank. In general, each division occupies a large facility in which its executive offices, a processing plant and warehouse space are located. Some divisions have additional processing plants located in rural areas that are convenient for the delivery of crops from Pro-Fac members and/or additional warehouse locations dispersed to facilitate the distribution of finished products. Curtice Burns believes that its facilities are in good condition and suitable for the operations of the Company.

Five of the properties are held for sale. These properties are located in Wall Lake, Iowa; Clifton, New Jersey; Alton, New York; South Dayton, New York; and Rushville, New York.

The following table describes all facilities leased or owned by the Company (other than the five properties held for sale and certain public warehouses leased by the Company from third parties from time to time). Except as otherwise noted, each facility set forth below is owned by the Company.



                       FACILITIES UTILIZED BY THE COMPANY

Type of Property (By Division)                                                               Location                  Square Feet


COMSTOCK MICHIGAN FRUIT:
   Office building, manufacturing plant and warehouse*                                  Benton Harbor, MI                 239,252
   Distribution center                                                                  Coloma, MI                        400,000
   Manufacturing plant and warehouse                                                    Fennville, MI                     350,000
   Canning plant and warehouse                                                          Lawton, MI                        142,000
   Warehouse                                                                            Sodus, MI                         243,138
   Warehouse and office; public storage facility1                                       Vineland, NJ                      191,710
   Warehouse                                                                            Alton, NY                          60,060
   Freezing plant; warehouse; office and dry storage                                    Barker, NY                        123,600
   Freezing plant                                                                       Bergen, NY                        138,554
   Cold storage and repack facility and public storage warehouse                        Brockport, NY                     429,052
   Cutting, curing and packaging plant                                                  Gorham, NY                         55,534
   Canning plant and warehouse; freezing plant                                          Leicester, NY                     205,599
   Distribution center and warehouse                                                    LeRoy, NY                         137,300
   Canning plant and warehouse; freezing plant                                          Oakfield, NY                      263,410
   Canning plant and warehouse                                                          Red Creek, NY                     153,076
   Cutting, curing and canning plant                                                    Shortsville, NY                   111,946
   Cutting and curing plant                                                             Waterport, NY                      21,626
   Manufacturing plant                                                                  Ridgway, IL                        50,000
   Receiving plant and warehouse                                                        North Bend, NE                     50,000

NALLEY FINE FOODS:
   Office building, warehouse and tank farm                                             Enumclaw, WA                       87,313
   Office building, manufacturing plant and warehouse                                   Tacoma, WA                        438,000
   Parking lot and yards1                                                               Tacoma, WA                        162,570
   Warehouses1                                                                          Tacoma, WA                        254,000
   Receiving and grading station1                                                       Cornelius, OR                      11,700
   Receiving and grading station1                                                       Mount Vernon, WA                   30,206


SOUTHERN FROZEN FOODS:
   Office, freezing plant, cold storage and repackaging facility                        Montezuma, GA                     563,442
   Office, freezing plant and cold storage                                              Alamo, TX                         110,000

SNACK FOODS GROUP:
   Office, plant and warehouse                                                          Berlin, PA                        190,225
   Administrative, plant, warehouse and distribution center - Tim's1                    Auburn, WA                         34,000

SNACK FOODS GROUP (Continued):
   Plant, warehouse, and distribution center - Matthews1                                Auburn, WA                         37,442
   Office, plant and warehouse                                                          Cincinnati, OH                    113,576
   Distribution Center                                                                  Elwood City, PA                     8,000
   Distribution Center                                                                  Monessen, PA                       10,000

BROOKS FOODS:
   Office building, canning plant and warehouse                                         Mt. Summit, IN                    200,000

FINGER LAKES PACKAGING:
   Can manufacturing plant                                                              Lyons, NY                         147,376

CORPORATE HEADQUARTERS:

   Headquarters office1 (Includes office space for CMF as well as
     Corporate Conference Center)                                                       Rochester, NY                      62,500

*Also includes can manufacturing equipment operated by Finger Lakes Packaging.

1 Leased from third parties, although certain related equipment is owned by the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The information required by this item is contained in NOTES 8 and 9 to the "Notes to Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA*

Consolidated Operating Data:
(Dollars in Thousands, Except Capital Stock Data)
                                                                                            Five Year Summary
                                                                          1996         1995        1994        1993         1992
                                                                        --------     --------    --------    --------     --------

Net sales                                                               $739,094     $522,413    $ 58,237    $ 59,735     $ 63,434
Cost of sales                                                            562,926      384,838      58,237      59,735       63,434
                                                                        --------     --------   ----------   --------     --------
Gross profit                                                             176,168      137,575           0           0            0
Income from Curtice Burns prior to Acquisition                                 0       11,239      34,229      (4,710)      29,374
Interest income                                                              770        4,402           0           0            0
Selling, general, and administrative (expenses)/income                  (151,671)     (99,341)      1,056         965          559
Restructuring                                                             (5,871)           0           0           0            0
Cost relating to fire claim                                                    0       (2,315)          0           0            0
                                                                        --------     --------    --------    ---------    --------
Operating income/(loss)                                                   19,396       51,560      35,285      (3,745)      29,933
Interest expense                                                         (41,998)     (29,035)    (11,587)    (13,753)     (17,179)
                                                                        --------     --------    --------    ---------    --------
(Loss)/income before taxes, dividends and allocation of net proceeds     (22,602)      22,525      23,698     (17,498)      12,754
Tax benefit/(provision)                                                   13,071        7,028         844           0        1,151
                                                                        --------     --------    ----------  --------     --------
Net (loss)/income                                                       $ (9,531)    $ 29,553    $ 24,542    $(17,498)    $ 13,905
                                                                        ========     ========    ========    ========     ========
Allocation of Net Proceeds:
   Net (loss)/income                                                    $ (9,531)    $ 29,553    $ 24,542    $(17,498)    $ 13,905
   Dividends on common and preferred stock                                (8,993)      (4,914)     (4,390)     (4,548)      (4,437)
                                                                        --------     --------    --------    --------     --------
   Net (deficit)/proceeds                                                (18,524)      24,639      20,152     (22,046)       9,468
   Allocation from/(to) earned surplus                                    18,524      (16,964)     (2,856)     27,917         (155)
                                                                        --------     --------    --------    --------     --------
   Net proceeds available to members                                    $      0     $  7,675    $ 17,296    $  5,871     $  9,313
                                                                        ========     ========    ========    ========     ========
Allocation of net proceeds available to members:
   Payable to members currently (20% of qualified proceeds available
     to members)                                                        $      0     $  1,475    $  3,109    $  1,052     $  2,253
Allocated to members but retained by the Cooperative:
   Qualified retains                                                           0        5,900      12,437       4,209        6,760
   Non-qualified retains                                                       0          300       1,750         610          300
                                                                        --------     --------    --------    --------     --------
   Net proceeds available to members                                    $     0      $  7,675    $ 17,296    $  5,871     $  9,313
                                                                        ========     ========    ========    ========     ========
CMV**                                                                   $ 44,701     $ 55,855    $ 59,216    $ 59,800     $ 64,152
                                                                        ========     --------    --------    --------     --------
   Net proceeds allocated to members as a percent of CMV                  (10.00)%      13.74%      29.21%       9.82%       14.52%
Net proceeds available to members as a percent of CMV:
   Qualified                                                                 0.0        13.20%      26.25%       8.80%       14.05%
   Non-qualified                                                             0.0          .54%       2.96%       1.02%         .47%
                                                                        --------     --------    --------    ---------    --------
       Total net proceeds allocated to members as a percent of CMV           0.0        13.74%      29.21%       9.82%       14.52%
                                                                        --------     --------    --------    ---------    --------
   Percent of qualified net proceeds available to members paid in cash       0.0        20.00%      20.00%      20.00%       25.00%
                                                                                     --------    --------    ---------    --------
Balance Sheet Data:
   Investment in direct financing leases                                $      0     $      0    $141,322    $173,513     $187,298
   Common stock                                                         $  9,185     $  9,395    $ 10,284    $ 13,455     $ 13,097
   Redeemable Preferred                                                 $    334     $      0    $      0    $      0     $      0
   Shareholders' investment and members' capitalization                 $117,181     $135,833    $113,481    $ 96,449     $120,042
   Total long-term debt and senior subordinated notes (excludes
      current portion)                                                  $327,683     $343,665    $127,134    $168,000     $164,000
   Debt to equity ratio***                                                 2.7:1        2.4:1       1.2:1       1.8:1        1.5:1
   Total assets                                                         $644,116     $689,739    $296,051    $324,884     $361,408
                                                                        --------     --------    --------    --------     --------
Capital Stock Data
   Cash dividends per share:
     Common                                                             $    .25     $  .2750    $    .25    $    .25     $    .25
     Non-Cumulative Preferred                                           $   1.50     $ 1.6875    $ 1.5625    $  .8125     $   2.00
     Class A Cumulative Preferred                                       $   1.29     $      0    $      0    $      0     $      0
     Class B Cumulative Preferred                                       $   1.00     $      0    $      0    $      0     $      0
   Average common stock investment per member                           $ 14,419     $ 15,032    $ 14,546    $ 18,662     $ 17,771
                                                                        --------     --------    --------    --------     --------

Number of Members:                                                           637          625         707         721          737

* Certain prior year amounts have been reclassified to conform to fiscal 1996 presentation.

** Payment to the members for CMV was limited to 90 percent of deliveries in fiscal 1996.

***  For  purposes  of  this   calculation,   debt  includes  both  current  and
     non-current debt, and equity includes common stock and redeemable preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this review is to highlight the more significant changes in the major items of Pro-Fac's statement of net proceeds from fiscal 1994 through 1996.

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

Changes From Fiscal 1995 to Fiscal 1996: The 1996 CMV of crops delivered during the 1995 production season decreased to $44.7 million from $55.9 million in fiscal 1995. This 20.0 percent decrease was the net result of a 17.8 percent tonnage increase offset by the effect of price and mix variations from the commodities. Payment to the members for CMV was limited to 90 percent of deliveries, or $40.2 million. The 10 percent reduction in the obligation to members of $4.5 million was recognized as a reduction in other selling, general and administrative expenses.

For the year ended June 29, 1996, the increase/(decrease) in net proceeds and the allocation to members compared to the prior year is summarized below in millions of dollars:

Curtice Burns gross profit                                                 $ 38.6
Restructuring                                                                (5.9)
Income received from Curtice Burns prior to Acquisition                     (11.2)
Interest income, other                                                       (3.6)
Cost relating to fire claim                                                   2.3
Increased selling, general and administrative expenses                      (52.3)
Increased interest expense                                                  (13.0)
                                                                           ------
Change in income before taxes, dividends, and allocations of net proceeds   (45.1)
Change in tax benefit                                                         6.0
                                                                           ------
Change in net income                                                       $(39.1)
                                                                           ======

Changes From Fiscal 1994 to Fiscal 1995: For the year ended June 24, 1995, the increase/(decrease) in net proceeds compared to the prior year is summarized below in millions of dollars:

Curtice Burns gross profit                                                 $ 137.6
Decreased share of Curtice  Burns  earnings                                  (13.5)
Decreased interest income received from Curtice  Burns                        (9.5)
Interest income, other                                                         4.4
Cost relating to fire claim                                                   (2.3)
Increased selling, general and administrative expenses                      (100.4)
Increased  interest expense                                                  (17.5)
                                                                           -------
Change in income before taxes, dividends, and allocations of net proceeds     (1.2)
Change in tax benefit                                                          6.2
                                                                           -------
Change in net income                                                       $   5.0
                                                                           =======

The variations in fiscal 1996 and 1995 were mainly due to the Acquisition of Curtice Burns which is reflected for all of fiscal 1996 and only a partial period in fiscal 1995. The increased interest expense was primarily attributable to the increased borrowings related to the Acquisition. The change in the tax benefit is the net result of the inclusion of Curtice Burns' tax provision after the Acquisition and a tax benefit, primarily related to the recording of a net operating loss carryforward and a tax settlement regarding the Cooperative's exempt status (see NOTE 6 - "Taxes on Income").

Prior to the Acquisition most of the proceeds of Pro-Fac had always been derived from the sale to Curtice Burns of the crops of its members and hence depended primarily upon the volume and CMV of these crops. In addition, proceeds depended upon the profitability of the finished products made from Pro-Fac crops.

Because of the profit/(loss) split provisions between Curtice Burns and Pro-Fac, business conditions and trends affecting Curtice Burns' profitability also affected the profitability of Pro-Fac. For these reasons, management believes discussions relating to the financial condition and results of operations of Pro-Fac should primarily focus on the operations of Curtice Burns.

The following comparisons of Curtice Burns' results to its prior-year periods present the results of Curtice Burns for both the period prior to its Acquisition by Pro-Fac as well as the period subsequent to the Acquisition. Therefore, comparisons to the prior-year periods are not comparable in certain respects due to differences between the cost bases of the assets prior to the Acquisition compared to those after the Acquisition as well as the effect on Curtice Burns' operations for adjustments to depreciation, amortization and interest expense.

The following tables illustrate the Company's results of operations by business for the fiscal years ended June 29, 1996, June 24, 1995, and June 25, 1994, and the Company's total assets by business as at June 29, 1996 and June 24, 1995.

Net Sales
(Dollars in Millions)
                                                                            Fiscal Years Ended
                                                     6/29/96                       6/24/95                        6/25/94
                                                              % of                           % of                           % of
                                                 $            Total             $            Total            $             Total
                                              ------          -----           -----          -----          -----           -----

Comstock Michigan Fruit ("CMF")                336.2           45.5           332.1           44.4          333.4            40.2
Nalley Fine Foods                              189.2           25.6           181.2           24.2          171.8            20.7
Southern Frozen Foods                           98.7           13.3            96.6           12.9           94.3            11.4
Snack Foods Group                               63.7            8.6            60.5            8.1           61.2             7.4
Brooks Foods                                    33.0            4.5            30.2            4.0           30.0             3.6
                                               -----          -----           -----          -----          -----           -----
   Subtotal ongoing operations                 720.8           97.5           700.6           93.6          690.7            83.3
Businesses sold or to be sold1                  18.3            2.5            47.9            6.4          138.4            16.7
                                               -----          -----           -----          -----          -----           -----
   Total                                       739.1          100.0           748.5          100.0          829.1           100.0
                                               =====          =====           =====          =====          =====           =====

1 The Company sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, the Nalley US Chips and Snacks business, Nalley Canada Ltd., and announced the intent to sell Finger Lakes Packaging. See NOTE 3.

Operating Income1
(Dollars in Millions)
                                                                                      Fiscal Years Ended
                                                                  6/29/96                   6/24/95                   6/25/94
                                                                         % of                       % of                      % of
                                                               $         Total          $           Total          $          Total
                                                             -----       -----        -----         -----        -----        -----

CMF                                                          17.9        126.0         31.9          61.3         29.6         54.9
Nalley Fine Foods                                            (2.9)       (20.4)        18.7          36.0         16.5         30.6
Southern Frozen Foods                                         2.1         14.8          9.2          17.7         10.2         18.9
Snack Foods Group                                             4.1         28.9          3.6           6.9          2.7          5.0
Brooks Foods                                                  2.7         19.0          2.8           5.4          3.1          5.8
Corporate overhead                                           (7.2)       (50.7)       (10.3)        (19.8)       (14.9)       (27.6)
                                                             ----        -----        -----         -----        -----        -----
   Subtotal ongoing operations                               16.7        117.6         55.9         107.5         47.2         87.6
Businesses sold or to be sold and other non-recurring1       (2.5)       (17.6)        (3.9)         (7.5)         6.7         12.4
                                                             ----        -----        -----        ------        -----        -----
     Total                                                   14.2        100.0         52.0         100.0         53.9        100.0
                                                             ====        =====        =====         =====        =====        =====

1 Includes restructuring (loss)/gain in fiscal 1996, 1995 and 1994, change in control expense in fiscal 1995 and 1994, and gain on assets net of additional costs incurred as a result of a fire claim recorded in fiscal 1995. The
   Company sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, the Nalley US Chips and Snacks business, Nalley Canada Ltd., and announced the intent to sell Finger Lakes Packaging. See NOTE 3.

EBITDA
(Dollars in Millions)

                                                                            Fiscal Years Ended
                                                             6/29/96             6/24/95                6/25/94
                                                                    % of                 % of                  % of
                                                            $       Total       $        Total        $        Total
                                                          ----      -----     -----      -----      -----      -----

CMF                                                       32.3       73.9      42.2       55.8       41.1       51.6
Nalley Fine Foods                                          2.3        5.3      22.9       30.3       19.5       24.5
Southern Frozen Foods                                      7.4       16.9      13.1       17.3       12.7       16.0
Snack Foods Group                                          6.0       13.7       5.4        7.1        4.7        5.9
Brooks Foods                                               3.6        8.2       3.5        4.6        3.7        4.6
Corporate                                                 (7.3)     (16.6)    (10.6)     (13.9)     (12.4)     (15.5)
                                                          ----      -----     -----     ------      -----      -----
  Subtotal ongoing operations                             44.3      101.4      76.5      101.2       69.3       87.1
Businesses sold or to be sold and other non recurring1    (0.6)      (1.4)     (0.9)      (1.2)      10.3       12.9
                                                          ----      -----     -----    -------      -----      -----
  Total                                                   43.7      100.0      75.6      100.0       79.6      100.0
                                                          ====      =====     =====      =====      =====      =====

1 Includes restructuring (loss)/gain in fiscal 1996, 1995 and 1994, change in control expense in fiscal 1995 and 1994, and gain on assets net of additional costs incurred as a result of a fire claim recorded in fiscal 1995. The
   Company sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, the Nalley US Chips and Snacks business, Nalley Canada Ltd., and announced the intent to sell Finger Lakes Packaging. See NOTE 3.

Total Assets
(Dollars in Millions)

                                           6/29/96                            6/24/95
                                                     % of                               % of
                                     $               Total               $              Total
                                   -----             -----             -----            -----

CMF                                261.2              41.2             267.9             39.9
Nalley Fine Foods                  134.1              21.1             158.9             23.6
Southern Frozen Foods               86.9              13.7              97.9             14.6
Snack Foods Group                   27.8               4.4              28.4              4.2
Brooks Foods                        20.8               3.3              20.9              3.1
Corporate                           71.6              11.3              38.4              5.7
                                   -----             -----             -----            -----
  Subtotal ongoing operations      602.4              95.0             612.4             91.1
Businesses sold or to be sold1      31.9               5.0              59.9              8.9
                                   -----             -----             -----            -----
  Total                            634.3             100.0             672.3            100.0
                                   =====             =====             =====            =====

1 The Company sold the oats portion of the National Oats business, the Hiland potato chips business, the meat snacks business, the Nalley US Chips and Snacks business, Nalley Canada Ltd., and announced the intent to sell Finger Lakes Packaging. See NOTE 3.

The following table illustrates the Consolidated Statement of Net Proceeds data and the percentage of net sales represented by these items for the fiscal years ended June 29, 1996, June 24, 1995, and June 25, 1994.

Consolidated Statement of Operations
(Dollars in Millions)

                                                                                 Fiscal Years Ended
                                                     6/29/96                        6/24/95                       6/25/94
                                                              % of                           % of                          % of
                                                $             Sales             $            Sales           $             Sales
                                              ------          -----          ------          -----         ------          -----

Net sales                                      739.1          100.0           748.5          100.0          829.1          100.0
Cost of sales                                  562.9           76.2           530.1           70.8          592.6           71.5
                                              ------          -----          ------          -----         ------          -----
Gross profit                                   176.2           23.8           218.4           29.2          236.5           28.5
Selling, administrative and
   general expenses                           (156.1)         (21.1)         (159.9)         (21.3)        (186.9)         (22.5)
Restructuring                                   (5.9)          (0.8)           (8.4)          (1.1)           7.8            0.9
Change in control expenses                       0.0            0.0            (2.2)          (0.3)          (3.5)          (0.4)
Gain on assets net of additional costs
   incurred as result of a fire claim            0.0            0.0             4.1            0.5            0.0            0.0
                                              ------          -----          ------          -----         ------          ------
Operating income before dividing
   with Pro-Fac                                 14.2            1.9            52.0            6.9           53.9            6.5
Interest expense                               (42.0)          (5.7)          (32.4)          (4.3)         (18.2)          (2.2)
                                              ------          -----          ------          -----         ------          -----
Pretax (loss)/earnings before dividing
   with Pro-Fac                                (27.8)          (3.8)           19.6            2.6           35.7            4.3
Pro-Fac share of loss/(earnings)                 9.0            1.2            (9.6)          (1.3)         (16.9)          (2.0)
                                              ------          -----          ------          -----         ------          ------
(Loss)/income before taxes                     (18.8)          (2.6)           10.0            1.3           18.8            2.3
Benefit/(provision) for taxes                    6.9            1.0            (6.0)          (0.8)          (8.7)          (1.1)
                                              ------          -----          ------          -----         ------          -----
Net (loss)/income                              (11.9)          (1.6)            4.0            0.5           10.1            1.2
                                              ======          =====          ======          =====         ======          =====

                     CHANGES FROM FISCAL 1995 TO FISCAL 1996

In conjunction with the Acquisition, net assets were adjusted to fair market value and additional debt was incurred. Accordingly, depreciation and interest expense have increased, making year-to-year comparisons difficult to analyze. Nonetheless, earnings before interest, depreciation and amortization (EBITDA) for ongoing businesses can be compared. EBITDA does not represent information prepared in accordance with generally accepted accounting principles, nor is such information considered superior to information presented in accordance with generally accepted accounting principles.

EBITDA from ongoing businesses declined $32.2 million from $76.5 million in the prior year to $44.3 million in fiscal 1996.

Depressed vegetable pricing has significantly impacted the Company's financial results as well as much of the industry. The industry as a whole expected a slight increase in pricing which has not happened. The Company's vegetable category, which includes significant segments of both the CMF and Southern Frozen Foods divisions, experienced a 71.2 percent reduction in EBITDA compared to the prior year. Improvements in earnings of other product lines at the CMF division have offset part of the vegetable earnings reduction.

Other issues impacting year-to-date results include the costly start up of the Nalley dressing plant, other manufacturing variances and increased promotion expenses at Nalley. Nalley EBITDA is $20.6 million lower versus the prior year. Several steps have been taken to address these problems, including senior management changes at the division and restructuring initiatives discussed below.

A major inventory reduction program across all divisions was implemented in fiscal 1996. Long-term debt was reduced $37.5 million more in this year than during the same period last year due to significant cash flow generated from these programs and from additional payments to the Company by Pro-Fac. (See NOTES 2 and 5.)

During the fourth quarter of fiscal 1996, the Company initiated a corporate-wide restructuring program. The overall objectives of the plan are to reduce expense, improve productivity, and streamline operations. Total fiscal 1996 restructuring charge amounted to $5.9 million, which includes a fourth quarter charge of approximately $4.0 million (which will improve fiscal 1997 earnings by approximately $3.0 million), primarily comprised of employee termination benefits, and approximately $1.9 million for strategic consulting was incurred throughout the year. Efforts will focus on the consolidation of operations and the elimination of approximately 8 percent of the work force. Reductions in personnel will include operational and administrative positions. The majority of such termination benefits will be liquidated with proceeds from operations during the first six months of fiscal 1997. Work-force reductions have been implemented at CMF, Nalley Fine Foods, and Southern Frozen Foods. In addition, the sales and administrative functions of the Brooks Foods division were integrated into the CMF division in the first quarter of fiscal 1997. Management is continuing to evaluate whether further efforts to consolidate operations will be required in the future.

Net Sales: The Company's net sales in fiscal 1996 of $739.1 million decreased $9.4 million or 1.3 percent from $748.5 million in fiscal 1995. The net sales attributable to businesses sold or to be sold discussed in NOTE 3 were $18.3 million in fiscal 1996 compared to $47.9 million in fiscal 1995. The Company's net sales from ongoing operations excluding businesses sold or to be sold were $720.8 million in fiscal 1996, an increase of $20.2 million or 2.9 percent from $700.6 million in fiscal 1995.

Gross Profit: Gross profit of $176.2 million in fiscal 1996 decreased $42.2 million or 19.3 percent from $218.4 million in fiscal 1995. Of this net decrease, a $7.4 million reduction was attributable to businesses sold or to be sold, and a decrease of $34.8 million was attributable to decreased gross profit at the Company's ongoing operations. This decrease of $34.8 million was the result of variations in volume, selling prices, costs, product mix, and increased depreciation due to the Acquisition. Division results are as follows:

(In Millions)

         CMF                             $(18.3)
         Southern Frozen Foods             (5.9)
         Nalley                           (13.5)
         All others                         2.9
                                         ------
                                         $(34.8)
                                         ======

The decreased gross profit at the Company's CMF and Southern Frozen Foods operations primarily relates to depressed vegetable pricing.

The decreased gross profit at the Company's Nalley operation relates to higher costs on all the product lines, but particularly in salad dressings due to plant start-up activities.

Restructuring: Restructuring expenses amounted to $5.9 million in fiscal 1996 as discussed above. Restructuring expenses in fiscal 1995 of $8.4 million reflect the impact of the sale of certain assets of the Nalley US Chips and Snacks business and other expenses relating to the disposal of this operation.

Change in Control Expenses: Change in control expenses recorded in fiscal 1995, amounting to $2.2 million, reflect non-deductible expenses relating to the sale of the Company which include legal, accounting, investment banking and other expenses.

Gain on Assets Resulting From Fire Claim: The gain on assets resulting from the fire claim recorded in fiscal 1995 amounted to $4.1 million. This represents the replacement value in excess of the depreciated book value of the building and equipment destroyed by fire on July 7, 1994 at the Southern Frozen Foods division, net of additional costs incurred.

Selling, Administrative and General Expenses: Selling, administrative and general expenses in fiscal 1996 of $156.1 million decreased $3.8 million or 2.4 percent from $159.9 million in fiscal 1995. This net decrease of $3.8 million includes:

(In Millions)

                                                                   Businesses
                                                             Sold or
                                                            to be Sold     Ongoing     Total

Change in trade promotions, advertising and selling costs      $(7.1)       $(0.5)     $(7.6)
Change in other administrative expenses                         (0.4)         4.2        3.8
                                                               ------       -----      -----
                                                               $(7.5)       $ 3.7      $(3.8)
                                                               =====        =====      =====

The $0.5 million decrease in trade promotions, advertising and selling costs at the Company's ongoing operations resulted from increased costs at Nalley of $3.7 million (primarily in the canned and dressing product lines), increased costs of

$1.0 million at the Snack Group, increased costs of $0.5 million at Southern Frozen Foods, and increased costs at Brooks of $0.2 million, offset by decreases at CMF of $5.9 million primarily in the filling and topping product lines.

The $4.2 million increase in other administrative costs attributable to the Company's ongoing operations was primarily related to increased expense at Nalley. The increased expense at Nalley included administrative expenses which previously had been allocated to Nalley Chips and Snacks and Nalley Canada Ltd. The disposal of these businesses did not eliminate centralized functions leaving costs which will be reduced over a period of time.

Interest Expense: Interest expense in fiscal 1996 of $42.0 million increased $9.6 million or 29.6 percent from $32.4. million in fiscal 1995. This increase was primarily attributable to the increased borrowing and increased rates related to the acquisition of the Company by Pro-Fac which was reflected for the full year in fiscal 1996 and for only a partial year in fiscal 1995.

Benefit/(Provision) for Taxes: The benefit for taxes in fiscal 1996 of $6.9 million compared to a provision of $6.0 million in fiscal 1995. See NOTE 6 of "Notes to Consolidated Financial Statements."

                    CHANGES FROM FISCAL 1994 TO FISCAL 1995

General: Operating earnings for fiscal 1995 reflect changes in many product lines. The chips and snacks segment posted gains, while the popcorn earnings at CMF declined. Vegetable prices decreased during the year because there was an ample national supply in the fall of 1994, but vegetable earnings for the year were still ahead of fiscal 1994. Net income of $4.0 million for fiscal 1995 compared to $10.1 million a year ago. The decrease in net income is primarily due to increased interest expense caused by the revised capital structure of the Company and the gain on the sale of National Oats included in the fiscal 1994 results.

Net Sales: The Company's net sales in fiscal 1995 of $748.5 million decreased $80.6 million or 9.7 percent from $829.1 million in fiscal 1994. The net sales attributable to businesses sold or to be sold in connection with the Company's restructuring program discussed in NOTE 3 were $32.5 million in fiscal 1995 and $122.9 million in fiscal 1994. The Company's net sales from ongoing operations, excluding businesses sold or to be sold, were $716.0 million in fiscal 1995, an increase of $9.8 million or 1.4 percent from $706.2 million in fiscal 1994. This net sales variance of $9.8 million for ongoing operations is primarily comprised of a $9.4 million increase at Nalley with minor variations at other divisions. An increase of $5.4 million in sales of pickles and relishes and an increase of $2.7 million in dressing sales were the primary reasons for Nalley increase.

Gross Profit: Gross profit of $218.4 million in fiscal 1995 decreased $18.1 million or 7.7 percent from $236.5 million in fiscal 1994. Of this net decrease, a $23.9 million reduction was attributable to businesses sold or to be sold, and an increase of $5.8 million was attributable to increased gross profit at the Company's ongoing operations. This increase of $5.8 million was the result of variations in volume, selling prices, costs, product mix, and increased depreciation due to the acquisition. The increase in gross profit for ongoing operations is comprised of increases and decreases as follow:

                                      Gross
                                      Profit
                                     Variance

      CMF                             $(0.8)
      Nalley Fine Foods                 5.1
      Southern Frozen Foods            (0.9)
      Snack Foods Group                 0.5
      All Other                         1.9
                                      -----
                                      $ 5.8
                                      =====

Nalley Fine Foods' increased gross profit primarily relates to improved margins on canned entrees and soups ($3.4 million) and improved margins on dressings ($1.2 million).

Restructuring: Restructuring expenses resulted in a charge in fiscal 1995 of $8.4 million to reflect the impact of the sale of certain assets of the Nalley US Chips and Snack business and other expenses relating to the disposal of this operation. Included in fiscal 1994 was a $7.8 million net gain from restructuring, for a net increase in this expense from year to year of $16.2 million, all of which was incurred by the Predecessor entity. See NOTE 3.

Change in Control Expenses: Change in control expenses recorded in fiscal 1995 and fiscal 1994, amounting to $2.2 million and $3.5 million, respectively, reflect non-deductible expenses relating to the sale of the Company covering legal, accounting, investment banking, and other expenses relative to the change in control issue. All of these expenses were incurred by the Predecessor entity. See NOTE 2 - "Change in Control of the Company."

Gain on Assets Net of Additional Costs Incurred as a Result of Fire Claim at Southern Frozen Foods: The gain on assets net of additional costs incurred as a result of a fire claim recorded in fiscal 1995 amounted to $4.1 million.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses in fiscal 1995 of $159.9 million decreased $27.0 million or
14.4 percent from $186.9 million in fiscal 1994. This net decrease of $27.0 million includes primarily:

(In Millions)

                                                          Businesses
                                                  Sold or
                                                to be Sold        Ongoing          Total

Change in trade promotions                       $ (8.1)          $(2.8)          $(10.9)
Change in advertising and selling costs           (13.8)            2.0            (11.8)
All other                                          (5.6)            1.3             (4.3)
                                                 -------           -----          ------
Change in selling, administrative,
  and general expenses                           $(27.5)          $ 0.5           $(27.0)
                                                 ======           =====           ======

The $2.8 million decrease in trade promotions at the Company's ongoing operations is primarily comprised of a decrease at CMF of $4.0 million (which primarily relates to reduced spending on the fruit filling and topping category, with minor increases in other categories) and increased trade promotions at Nalley Fine Foods of $0.8 million (primarily related to increased spending on canned entrees and soups and salad dressings, offsetting decreased spending on other product lines).

The $2.0 million increase in advertising and selling costs at the Company's ongoing operations represents increased costs at CMF ($1.5 million) and Nalley Fine Foods ($1.6 million), with minor offsetting variations at other operations. The increase at CMF primarily relates to fruit fillings and toppings, with minor variations in other product lines. The increase at Nalley Fine Foods primarily relates to costs associated with canned entrees and soups and salad dressings, with minor variations in other product lines.

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

                        LIQUIDITY AND CAPITAL RESOURCES

In fiscal 1996 net cash provided by operating activities of $54.3 million reflects a net loss of $9.5 million. Depreciation and amortization of assets amounted to $30.3 million. Accounts receivable and inventories decreased $13.5 million and $33.3 million, respectively. Accounts receivable decreased primarily due to the receipt of insurance proceeds and the IRS refund. The reduction in inventories was accomplished primarily as a result of a company-wide inventory reduction program.

Cash flows from investing activities include the Acquisition of property, plant, and equipment, and other assets held for or used in the production of goods, and the amounts received from Curtice Burns prior to the Acquisition for payments on capital leases. Net cash used in investing activities of $20.2 million in fiscal 1996 was comprised of $19.5 million paid for property, plant, and equipment, and disposals provided $5.0 million. The sale of Nalley Canada Ltd. accounted for the majority of the proceeds from disposals. The acquisition of Packer Foods and Matthews Candy Co. used $5.8 million.

Net cash used in financing activities of $29.4 million is primarily comprised of payments on long-term debt of $25.0 million. Proceeds from the issuance of long-term debt (to finance the Packer acquisition) amounted to $5.4 million. Cash dividends paid amounted to $8.9 million. The payments on long-term debt included required scheduled payments, proceeds from disposals of property, primarily Nalley Ltd., and excess cash provided from operations, primarily a result of the receipt of insurance claims, the IRS refund, and inventory reduction.

Because dividends on the Non-Cumulative Preferred Stock are payable annually (with the most recent dividend having been paid in July 1995) and dividends on the Cumulative Preferred Stock were paid quarterly (with dividends paid on October 31, 1995, January 31, 1996 and April 30, 1996), the exchange of Non-Cumulative Preferred Stock for Cumulative Preferred Stock on October 10, 1995 resulted in the payment of 1-3/4 years of dividends to the holders of exchanged shares in fiscal 1996. The depletion to earned surplus caused by the higher dividend payments in fiscal 1996 and the loss incurred from operations resulted in a 10 percent reduction in the payment to members for CMV in fiscal 1996.

Because of the additional debt as a result of the Acquisition of the Company by Pro-Fac, the cash flow of the Company is the single, most important measure of performance. Net cash provided from operations is expected to be sufficient to cover scheduled payments on long-term debt and planned capital expenditures.

New Borrowings: Under the New Credit Agreement, Pro-Fac is able to borrow up to $84.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $14.2 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility (see NOTE 5). The borrowing base is defined as the lesser of (i) $84.0 million or (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

As of June 29, 1996, (i) cash borrowings outstanding under the Seasonal Facility were zero and (ii) availability under the Seasonal Facility, after taking into account the amount of the borrowing base, was $84.0 million. In addition to its seasonal financing, as of June 29, 1996, Pro-Fac had $9.8 million available for long-term borrowings under the Term Loan Facility. Pro-Fac believes that the cash flow generated by its operations and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs, fund its capital expenditures and service its debt for the foreseeable future.

The New Credit Agreement and Indenture requires that Pro-Fac and Curtice Burns meet certain financial tests and ratios and comply with certain other restrictions and limitations. The consequence for the failure to achieve financial ratios in the New Credit Agreement is to limit the Cooperative's payment to its members to 90 percent of CMV. As of June 29, 1996, Pro-Fac is in compliance with or has obtained waivers for all such restrictions and limitations.

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

As a result of the shortage situation of the national supply due to the low yields from the 1993 crop year, many vegetable producers intentionally increased planned production for the 1994 crop year attempting to return their own inventories to normal. Favorable weather conditions in the 1994 growing season produced high crop yields in addition to the increased planned production. This resulted in somewhat depressed selling prices, increased inventory levels throughout fiscal 1995, and a higher carryover inventory at the end of fiscal 1995 than at the end of fiscal 1994 for the Company. With the harvesting completed for the smaller 1995 vegetable crop, it had been anticipated that prices would gradually increase during the 1996 fiscal year. This did not occur, however, to the degree expected.

The effect of the 1996 growing season on fiscal 1997 financial results cannot be estimated until late fall 1996 or early calendar 1997 when harvesting is complete and national supplies can be determined. The Company began fiscal 1997 with $29.6 million less inventories than the beginning of fiscal 1996. The reduction in inventories was primarily accomplished as a result of decreased production and increased sales and was planned to correct the higher carryover inventory situation from the previous year and to improve the utilization of capital. The spring of 1996 produced excessive rain in some of the Company's growing areas and drought conditions in some others. These adverse weather conditions delayed or reduced the processing of certain early 1996 crops which further reduced inventory levels somewhat. The Company anticipates, however, that all customers' needs will be met in fiscal 1997.

Required scheduled payments on long-term debt will approximate $8.0 million in the next 12 months. In fiscal 1996, cash proceeds of approximately $4.4 million from the sale of Nalley Canada Ltd. and other real estate that had been held for sale were applied to long-term debt in accordance with the terms of the New Credit Agreement.

Effective June 30, 1996 (fiscal 1997), accounting procedures will be changed to include in prepaids and other assets, general purpose spare parts previously charged directly to expense. This change is preferable as it provides a better matching of costs with related revenues. The estimated favorable cumulative effect of the change (net of income taxes of approximately $1.6 to $1.9 million) is approximately $2.4 to $3.0 million.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

Finger Lakes Packaging: On April 9, 1996, the Company announced its intent to sell its Finger Lakes Packaging Company subsidiary ("Finger Lakes"), a can-making operation based in Lyons, New York. Finger Lakes also has an operation in Benton Harbor, Michigan. Approximately 60 percent of the cans manufactured by Finger Lakes are used by divisions of the Company. The Company plans to enter into a long-term supply agreement in conjunction with the sale. The Company anticipates that proceeds from the sale will be utilized to reduce debt.

Favorable Tax Ruling and Developments: In August of 1993, the Internal Revenue Service issued a determination letter which concluded that the Cooperative was exempt from federal income tax to the extent provided by Section 521 of the Internal Revenue Code, "Exemption of Farmers' Cooperative from Tax." Unlike a nonexempt cooperative, a tax-exempt cooperative is entitled to deduct cash dividends it pays on its capital stock in computing its taxable income. The exempt status was retroactive to fiscal year 1986. In conjunction with this ruling, the Cooperative filed for tax refunds for fiscal years 1986 to 1992 in the amount of approximately $8.8 million and interest payments of approximately $5.2 million. A refund amount of $10.1 million for tax and interest was reflected in the financial statements of the Cooperative as of June 24, 1995. In addition, refund amounts of $3.9 million for tax and interest have been reflected in the financial statements of the Cooperative as of June 29, 1996. The refunds and interest for the fiscal years 1986 to 1991 were received in March of 1996.

As a result of the Acquisition, the Cooperative's exempt status has ceased.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


    ITEM

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary:
  Management's Responsibility for Financial Statements
  Report of Independent Accountants
  Consolidated Financial Statements:
    Consolidated Statement of Operations and Net Proceeds for the years ended
      June 29, 1996, June 24, 1995, and June 25, 1994
    Consolidated Balance Sheet for the years ended June 29, 1996 and
      June 24, 1995
    Consolidated Statement of Cash Flows for the years ended June 29, 1996,
      June 24, 1995, and June 25, 1994
    Consolidated Statement of Changes in Shareholders' and Members'
      Capitalization and Redeemable Stock for the years ended June 29, 1996,
         June 24, 1995, and June 25, 1994
    Notes to Consolidated Financial Statements
    Selected Quarterly Financial Data

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS




Management is responsible for the preparation and integrity of the financial statements and related notes which begins on the page following the "Report of Independent Accountants." These statements have been prepared in accordance with generally accepted accounting principles.

The Company's accounting systems include internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are monitored through the internal and external audit programs.

The financial statements have been audited by Price Waterhouse LLP, independent accountants, who were responsible for conducting their examination in accordance with generally accepted auditing standards. Their resulting report is on the succeeding page.

The Board of Directors exercises its responsibility for these financial statements. The independent accountants and internal auditors of the Company have full and free access to the Board. The Board periodically meets with the independent accountants and the internal auditors, without management present, to discuss accounting, auditing and financial reporting matters.


/s/Stephen R. Wright                  /s/William D. Rice
   Stephen R. Wright                     William D. Rice
   General Manager                       Assistant Treasurer and
                                   Management Chief Financial Officer




August 9, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and
Board of Directors of
Pro-Fac Cooperative, Inc.


In our opinion, the consolidated financial statements listed under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Pro-Fac Cooperative, Inc. and its subsidiary at June 29, 1996 and June 24, 1995 and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Cooperative's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under Item 14 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/Price Waterhouse, LLP
   Price Waterhouse, LLP
   Rochester, New York
   August 9, 1996

                              FINANCIAL STATEMENTS


Pro-Fac Cooperative, Inc.
Consolidated Statement of Operations and Net Proceeds

(Dollars in Thousands)

                                                                                             Fiscal Years Ended
                                                                                  June 29,           June 24,          June 25,
                                                                                    1996               1995              1994

Net sales                                                                        $ 739,094          $522,413          $ 58,237
Cost of sales                                                                      562,926           384,838            58,237
                                                                                 ---------          --------          --------
Gross profit                                                                       176,168           137,575                 0
Selling, general, and administrative (expenses)/income                            (151,671)          (99,341)            1,056
Restructuring                                                                       (5,871)                0                 0
Income from Curtice Burns prior to Acquisition                                           0            11,239            34,229
Interest income                                                                        770             4,402                 0
Additional costs incurred as a result of the fire                                        0            (2,315)                0
                                                                                 ---------          --------          --------
Operating income                                                                    19,396            51,560            35,285
Interest expense                                                                   (41,998)          (29,035)          (11,587)
                                                                                 ---------          --------          --------
(Loss) income before taxes, dividends and allocation of net proceeds               (22,602)           22,525            23,698
Tax benefit                                                                         13,071             7,028               844
                                                                                 ---------          --------          --------
Net (loss)/income                                                                $  (9,531)         $ 29,553          $ 24,542
                                                                                 =========          ========          ========

Allocation of Net Proceeds:
   Net (loss)/income                                                             $  (9,531)         $ 29,553          $ 24,542
   Dividends on common and preferred stock                                          (8,993)           (4,914)           (4,390)
                                                                                 ---------          --------          --------
   Net (deficit)/proceeds                                                          (18,524)           24,639            20,152
   Allocation from/(to) earned surplus                                              18,524           (16,964)           (2,856)
                                                                                 ---------          --------          --------
   Net proceeds available to members                                             $       0          $  7,675          $ 17,296
                                                                                 =========          ========          ========

Allocation of net proceeds available to members:
   Payable to members currently (20% of qualified proceeds available
     to members in fiscal 1995 and 1994)                                         $       0          $  1,475          $  3,109

   Allocated to members but retained by the Cooperative:
     Qualified retains                                                                   0             5,900            12,437
     Non-qualified retains                                                               0               300             1,750
                                                                                 ---------          --------          --------
     Net proceeds available to members                                           $       0          $  7,675          $ 17,296
                                                                                 =========          ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)



                                                                                                       June 29, 1996  June 24, 1995
ASSETS
Current assets:
   Cash and cash equivalents                                                                             $  8,873   $    4,152
   Accounts receivable, trade, less allowance for doubtful accounts of $836 and $673,
     respectively                                                                                          47,259       47,341
   Accounts receivable, other                                                                               6,814       19,840
   Income taxes refundable                                                                                      0       10,106
   Current deferred tax assets                                                                             13,731        6,784
   Inventories -
     Finished goods                                                                                        97,018      108,691
     Materials and supplies                                                                                33,556       51,491
                                                                                                         --------     --------
       Total inventories                                                                                  130,574      160,182
                                                                                                         --------     --------
   Prepaid manufacturing expense                                                                           11,339        9,903
   Prepaid expenses and other current assets                                                                1,066        2,306
                                                                                                         --------     --------
       Total current assets                                                                               219,656      260,614
Investment in Bank                                                                                         24,439       22,907
Property, plant, and equipment, net                                                                       271,574      273,962
Assets held for sale                                                                                        5,368       13,838
Goodwill and other intangible assets, less accumulated amortization of $5,961 and  $2,539, respectively   103,760      101,494
Deferred tax assets                                                                                         6,819        7,466
Other assets                                                                                               12,500        9,458
                                                                                                         --------     --------
       Total assets                                                                                      $644,116     $689,739
                                                                                                         ========     ========

LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION Current liabilities:
   Current portion of obligations under capital leases                                                   $    547     $    764
   Current portion of long-term debt                                                                        8,075       11,552
   Accounts payable                                                                                        54,791       60,074
   Income taxes payable                                                                                     2,289            0
   Accrued interest                                                                                         9,447        9,171
   Accrued employee compensation                                                                            8,368       11,644
   Other accrued expenses                                                                                  24,775       15,116
   Dividend payable                                                                                           128            0
   Amounts due members                                                                                      7,875       13,348
                                                                                                         --------     --------
       Total current liabilities                                                                          116,295      121,669
Long-term debt                                                                                            167,683      183,665
Senior subordinated notes                                                                                 160,000      160,000
Obligations under capital leases                                                                            1,125        1,620
Deferred tax liability                                                                                     51,572       59,721
Other non-current liabilities                                                                              20,741       17,836
                                                                                                         --------     --------
       Total liabilities                                                                                  517,416      544,511
                                                                                                         --------     --------
Commitments and contingencies
Class B cumulative  redeemable  preferred stock  liquidation  preference $10 per share, authorized 500,000 shares; issued and outstanding 33,364
     and 0 shares, respectively                                                                               334            0
Common stock, par value $5, authorized - 5,000,000 shares

                                                                June 29, 1996          June 24, 1995
                                                                -------------          -------------


   Shares issued                                                  1,836,963              1,878,926
   Shares subscribed                                                 59,359                 59,568
                                                                  ---------              ---------
       Total subscribed and issued                                1,896,322              1,938,494
   Less subscriptions receivable in installments                    (59,359)               (59,568)
                                                                  ---------              ---------

       Total issued and outstanding                               1,836,963              1,878,926          9,185        9,395
                                                                  =========              =========
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                                  32,318       34,250
   Non-qualified allocation to members                                                                      3,275        3,851
   Non-cumulative preferred stock, par value $25, authorized - 5,000,000 shares;
     issued and outstanding - 105,788 and 3,043,325, respectively                                           2,645       76,083
   Class A cumulative preferred stock, liquidation preference $25 per share; authorized
     49,500,000 shares; issued and outstanding 3,032,704 and 0 shares, respectively                        75,818            0

   Earned surplus                                                                                           3,125       21,649
                                                                                                         --------     --------
       Total shareholders' and members' capitalization                                                    117,181      135,833
                                                                                                         --------     --------
       Total liabilities and capitalization                                                              $644,116     $689,739
                                                                                                         ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows

(Dollars in Thousands)

                                                                                                     Fiscal Years Ended
                                                                                        June 29, 1996   June 24, 1995  June 25, 1994
                                                                                        -------------   -------------  -------------

Cash flows from operating activities:
   Net (loss)/income                                                                     $ (9,531)       $  29,553        $ 24,542
   Amount payable to members currently                                                          0           (1,475)         (3,109)
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Restructuring                                                                          5,871                0               0
     Amortization of goodwill, other intangibles, and financing fees                        4,222            3,218               0
     Depreciation                                                                          26,081           13,864               0
     Provision for losses on accounts receivable                                              528               91               0
     Deferred tax                                                                         (12,390)          (3,686)           (613)
     Equity in undistributed earnings of the Bank                                          (1,532)          (1,288)         (1,541)
   Change in assets and liabilities:
     Accounts receivable                                                                   13,482           12,148             (43)
     Inventories                                                                           33,347           67,022               0
     Accounts payable and accrued expenses                                                (15,027)         (16,331)           (885)
     Amounts due to members                                                                (5,935)            (729)            802
     Federal and state taxes payable                                                       12,395           (9,520)            738
     Other assets and liabilities                                                           2,793           18,639          (1,895)
                                                                                         --------        ---------        --------
Net cash provided by operating activities                                                  54,304          111,506          17,996
                                                                                         --------        ---------        --------
Cash flows from investing activities:
   Due from Curtice Burns, net                                                                  0                0             524
   Return from investment in direct financing leases                                            0           11,344          32,191
   Investment in Bank                                                                           0                0          (1,429)
   Finance receivable related to intangibles                                                    0                0           1,636
   Cash paid for acquisitions                                                              (5,785)               0               0
   Disposals of property, plant and equipment                                               5,005                0               0
   Purchase of property, plant, and equipment                                             (19,453)         (28,661)              0
                                                                                       ----------        ---------        --------
Net cash (used in)/provided by investing activities                                       (20,233)         (17,317)         32,922
                                                                                       ----------        ---------        --------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                                 5,400          359,000             120
   Payments on short-term debt                                                                  0                0            (500)
   Payments on long-term debt (including Acquisition related financing fees)              (25,056)        (192,095)        (42,986)
   Payments on capital leases                                                                (825)          (1,259)              0
   Amount paid to shareholders for Acquisition                                                  0         (167,800)              0
   Net assets acquired from Curtice Burns                                                       0          (81,278)              0
   Issuance of stock, net of repurchases                                                      124             (889)         (3,171)
   Cash portion of non-qualified conversion                                                  (122)            (802)              0
   Cash paid in lieu of fractional shares                                                      (6)             (10)              0
   Cash dividends paid                                                                     (8,865)          (4,914)         (4,390)
                                                                                      -----------        ---------        --------
Net cash used in financing activities                                                     (29,350)         (90,047)        (50,927)
                                                                                       ----------        ---------        --------
Net change in cash and cash equivalents                                                     4,721            4,142              (9)
Cash and cash equivalents at beginning of period                                            4,152               10              19
                                                                                      -----------        ---------        --------
Cash and cash equivalents at end of period                                             $    8,873        $   4,152        $     10
                                                                                       ==========        =========        ========

All amounts above exclude the effects of Acquisitions as detailed in the Supplemental Disclosure of Cash Flow Information

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows (Continued)

(Dollars in Thousands)

                                                                                                   Fiscal Years Ended
                                                                                      June 29, 1996   June 24, 1995  June 25, 1994
                                                                                      -------------   -------------  -------------

Supplemental Disclosure of Cash Flow Information Cash paid/(received) during the year for:
     Interest                                                                            $41,508       $  24,498         $12,068
                                                                                         =======       =========         =======
     Income taxes, net                                                                   $(9,206)      $   5,567         $  (970)
                                                                                         =======       =========         =======
   Acquisition of Packer Foods and Matthews Candy Co.:
     Accounts receivable                                                                 $ 1,282       $       0         $     0
     Inventories                                                                           3,902               0               0
     Prepaid expenses and other current assets                                               270               0               0
     Property, plant and equipment                                                         6,044               0               0
     Goodwill                                                                                493               0               0
     Deferred tax asset                                                                      264               0               0
     Accounts payable                                                                     (4,954)              0               0
     Accrued expenses                                                                       (418)              0               0
     Other non-current liabilities                                                        (1,098)              0               0
                                                                                         -------       ---------         -------
     Cash paid for acquisition                                                           $ 5,785       $       0         $     0
                                                                                         =======       =========         =======
   Net assets acquired from Curtice Burns:
     Accounts receivable                                                                 $     0       $  79,068         $     0
     Inventories                                                                               0         226,220               0
     Other assets                                                                              0          27,664               0
     Goodwill and other intangible assets                                                      0          24,156               0
     Fixed assets                                                                              0         159,985               0
     Accounts payable and accrued expenses                                                     0        (100,594)              0
     Short-term debt                                                                           0         (49,097)              0
     Long-term debt                                                                            0        (276,391)              0
     Deferred tax liability                                                                    0          (3,247)              0
     Other liabilities                                                                         0          (6,486)              0
                                                                                         -------       ---------         -------
                                                                                         $     0       $  81,278         $     0
                                                                                         =======       =========         =======

Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Conversion of retains to preferred stock                                            $ 2,379       $  11,665         $ 4,948
                                                                                         =======       =========         =======
     Net proceeds allocated to members but retained by the Cooperative                   $     0       $   6,200         $14,187
                                                                                         =======       =========         =======
     Capital lease obligations incurred                                                  $   113       $   1,562         $     0
                                                                                         =======       =========         =======
     Receivables from Curtice Burns forgiven in the Acquisition:
         Due from Curtice Burns for long-term debt                                       $     0       $ 110,576         $     0

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Statement of Changes in Shareholders' and Members' Capitalization and Redeemable Stock

(Dollars in Thousands)

                                                                                             Fiscal Years Ended
                                                                                 June 29,          June 24,        June 25,
                                                                                  1996              1995             1994
                                                                                --------          -------          -------


Retained earnings allocated to members:
Qualified retains:
   Balance at beginning of period                                               $ 34,250          $ 36,924        $  29,446
   Net proceeds allocated to members                                                   0             5,900           12,437
   Converted to preferred stock                                                   (1,926)           (8,564)          (4,948)
   Cash paid in lieu of fractional shares                                             (6)              (10)             (11)
                                                                                --------          --------        ---------
Balance at end of period                                                          32,318            34,250           36,924
                                                                                --------          --------        ---------

Non-qualified retains:
   Balance at beginning of period                                                  3,851             7,454            5,704
   Distribution of 1990, 1989, and 1988 non-qualified retains:
     Cash paid                                                                      (122)             (802)               0
     Converted to preferred stock                                                   (454)           (3,101)               0
   Net proceeds allocated to members                                                   0               300            1,750
                                                                                --------          --------        ---------
Balance at end of period                                                           3,275             3,851            7,454
                                                                                --------          --------        ---------
Total retains allocated to members at end of period                               35,593            38,101           44,378
                                                                                --------          --------        ---------

Non-cumulative preferred stock:
   Balance at beginning of period                                                 76,083            64,418           59,470
   Converted from earnings retained for preferred stock                                0             8,564            4,948
   Conversion of 1990, 1989, and 1988 non-qualified retains                            0             3,101                0
   Conversion to cumulative preferred stock                                      (73,438)                0                0
                                                                                --------          --------        ---------
   Balance at end of period                                                        2,645            76,083           64,418
                                                                                --------          --------        ---------

Cumulative preferred stock:
   Balance at beginning of period                                                      0                 0                0
   Converted from non-cumulative preferred stock                                  73,438                 0                0
   Converted from non-qualified retains                                              454                 0                0
   Converted from qualified retains                                                1,926                 0                0
                                                                                --------          --------        ---------
   Balance at end of period                                                       75,818                 0                0
                                                                                --------          --------        ---------

Earned surplus (unallocated and apportioned):
   Balance at beginning of period                                                 21,649             4,685            1,829
     Net (deficit)/proceeds arising from after tax undistributed (loss)/income   (18,524)           16,964            2,856
                                                                                --------          --------         --------
   Balance at end of period                                                        3,125            21,649            4,685
                                                                                --------          --------         --------
Total shareholders' and members' capitalization                                 $117,181          $135,833         $113,481
                                                                                ========          ========         ========

Redeemable stock:
Class B cumulative preferred stock:
   Balance at beginning of period                                               $      0          $      0         $      0
   Issued in connection with Employee Stock Purchase Plan                            334                 0                0
                                                                                --------          --------         --------
   Balance at end of period                                                     $    334          $      0         $      0
                                                                                ========          ========         ========

Common stock:
   Balance at beginning of period                                               $  9,395          $ 10,284         $ 13,455
   Repurchased, net of issued                                                       (210)             (889)          (3,171)
                                                                                --------          --------         --------
   Balance at end of period                                                     $  9,185          $  9,395         $ 10,284
                                                                                ========          ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                            PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") is an agricultural cooperative which processes and markets crops grown by its members through its wholly-owned subsidiary Curtice-Burns Foods, Inc. ("Curtice Burns" or the "Company").

Curtice Burns is a producer and marketer of processed food products, including canned and frozen fruits and vegetables, canned desserts and condiments, fruit fillings and toppings, canned chilies and stews, salad dressings, pickles, peanut butter, and snack foods. In addition, the Company manufactures cans, which are both utilized by the Company and sold to third parties. The vegetable and fruit product lines account for approximately 70 percent of sales. The Company's products are primarily distributed in the United States.

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

Fiscal Year: Fiscal 1996 ended on June 29, 1996, the last Saturday in June and comprised 53 weeks. Fiscal 1995 and fiscal 1994 ended on June 24, 1995 and June 25, 1994, respectively, the last Saturday in June and comprised 52 weeks each.

Consolidation: As of all dates after November 3, 1994, and for all periods after such date, the consolidated financial statements include the Cooperative and its wholly-owned subsidiary, Curtice-Burns Foods, Inc. ("Curtice Burns" or "the Company") after elimination of intercompany transactions and balances. The Acquisition of Curtice Burns was completed on November 3, 1994 (see NOTE 2 "Change in Control of Curtice Burns"). Prior to November 3, 1994, Curtice Burns was not included in the financial statements.

Reclassification: Certain items for fiscal 1995 and fiscal 1994 have been reclassified to conform with fiscal 1996 presentations.


Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with maturities of three months or less. Short-term investments amounted to $5.3 million at June 29, 1996. There were no such short-term investments at June 24, 1995.

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

Other Assets: Other assets are primarily comprised of debt issuance costs and a long-term receivable issued in connection with the sale of Nalley Canada Ltd. The debt issuance costs are amortized over the term of the debt. The receivable relating to the sale of Nalley Canada Ltd. is due on various dates between the years 1998 and 2005.

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

Commodities Options Contracts: In connection with the purchase of certain commodities for anticipated manufacturing requirements, the Company occasionally enters into options contracts as deemed appropriate to reduce the effect of price fluctuations. These options contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the product cost. These activities are not significant to the Company's operations as a whole.

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

Advertising: Production costs of commercials and programming are charged to operations in the year first aired. The cost of other advertising promotion and marketing programs are charged in the year incurred. Advertising expense incurred in fiscal 1996 and 1995 amounted to $9,831,000 and $13,150,000, respectively.

NOTE 2. CHANGE IN CONTROL OF CURTICE BURNS

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

In connection with the Acquisition, PFAC sold $160.0 million of 12.25 percent Senior Subordinated Notes (the "Notes") due 2005 and entered into a credit agreement (the "New Credit Agreement") with the Bank, which provided for a term loan, a term loan facility, a seasonal loan facility, and a letter of credit facility. All obligations of PFAC under the Notes and the New Credit Agreement have become obligations of the Company. Prior to the Acquisition on November 3, 1994, the Company expensed $2.2 million of legal, accounting, investment banking, and other expenses relative to the change of control issue. In recognizing these expenses, the Company allocated half of these amounts to Pro-Fac as a deduction to the profit split. Pro-Fac disputed these charges, but such dispute was resolved with the merger.

The contractual relationship between Pro-Fac and the Company is defined in the Pro-Fac Marketing and Facilitation Agreement. Under the Pro-Fac Marketing and Facilitation Agreement, the Company pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Curtice Burns, it may be more or less than the price Curtice Burns would pay in the open market in the absence of the Pro-Fac Marketing Agreement. The volume and type of crops to be purchased by Curtice Burns under the Pro-Fac Marketing Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors. In addition, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of the Company. Additional patronage income is paid to Pro-Fac for services provided to Curtice Burns, including the provision of a long term, stable crop supply, favorable payment terms for crops and access to cooperative bank financing and the sharing of risks in losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year.

The Acquisition was accounted for using the purchase method of accounting. In conjunction with the change in ownership all other identifiable assets and liabilities were adjusted to reflect their fair value at the date of Acquisition. These allocations were finalized in fiscal 1996. In recording the transaction, approximately $121.5 million was recorded to adjust property, plant, and equipment to fair market value. In addition lives were adjusted for assets acquired. The resulting annual depreciation will approximate $23.3 million on all existing assets at the appraised values. In addition, approximately $110.0 million of goodwill and other intangible assets were recorded as the excess of purchase cost over net tangible assets acquired.
Included in this amount was approximately $42.0 million for deferred tax adjustments to properly reflect the effects of the Acquisition in accordance with the SFAS No. 109, "Accounting for Income Taxes." The resulting annual amortization of goodwill and other intangible assets will approximate $3.0 million using lives ranging from 5 to 35-years. There were no other significant changes to accounting policies as a result of the Acquisition.

Following, in capsule form, is the consolidated, unaudited results of operations of Pro-Fac for the fiscal years ended June 24, 1995 and June 25, 1994, assuming the Acquisition by Pro-Fac took place at the beginning of the 1994 fiscal year.

(In Millions)

                                      Fiscal Year Ended
                                   (Pro Forma is unaudited)

                                 June 24, 1995          June 25, 1994
                              Actual    Pro Forma     Actual    Pro Forma

Net sales                     $522.4      $748.5      $58.2       $829.1
Income before taxes           $ 22.5      $ 28.4      $23.7       $ 10.1
Net income                    $ 29.5      $ 31.4      $24.5       $  6.1

NOTE 3. RESTRUCTURING, ACQUISITIONS, AND DISPOSALS

National Oats: On November 19, 1993, the Company sold the oats portion of the National Oats business for $39.0 million and transferred the popcorn business to Comstock Michigan Fruit ("CMF"). The sale of the oats business resulted in an approximate $10.9 million pretax gain in fiscal 1994, prior to the Acquisition.

Hiland Potato Chips: On November 22, 1993, the Company sold certain assets of the Hiland potato chips business for approximately $3.0 million. There was no material gain or loss on this transaction.

Meat Snacks: On February 22, 1994, the Company sold the meat snacks business for approximately $5.0 million. There was no material gain or loss on this transaction. See further discussion at NOTE 6 - "Taxes on Income."

Sale of Nalley Canada Ltd.: On June 26, 1995, Curtice Burns sold its Canadian subsidiary, Nalley Canada Ltd., located in Vancouver, British Columbia, to a management group within the Canadian subsidiary. Nalley US has an ongoing supply agreement with Nalley Canada Ltd. as a result of the sale.

Packer Foods: On July 21, 1995, the Company acquired Packer Foods, a privately owned, Michigan-based food processor. The total cost of acquisition was approximately $5.4 million in notes plus interest at 10 percent to be paid until the notes mature in the year 2000. The transaction was accounted for as a purchase. For its latest fiscal year ended December 31, 1994, Packer had net sales of $13 million, operating income of $300,000, and income before extraordinary items of $100,000. Packer Foods has been merged into the Company's CMF operations.

Matthews Candy Co.: In the fourth quarter of fiscal 1996, the Company acquired Matthews Candy Co., a privately owned Washington-based snack food distributor. The total cost of the acquisition was approximately $0.4 million and was paid for in cash. Matthews Candy Co. has been merged into the Company's Tim's Cascade Chips operation of the Snack Foods Group.

Finger Lakes Packaging: On April 9, 1996, the Company announced its intent to sell its Finger Lakes Packaging Company subsidiary ("Finger Lakes"), a can-making operation based in Lyons, New York. Finger Lakes also has an operation in Benton Harbor, Michigan. Approximately 60 percent of the cans manufactured by Finger Lakes are used by divisions of the Company. The Company plans to enter into a long-term supply agreement in conjunction with the sale.

The business divestitures resulted in the following charges to earnings of the company in fiscal 1994, 1995, and 1996:

         Fiscal 1994 Restructuring Gain: Included in fiscal 1994 results was a net gain of $7.8 million comprised of a gain on the sale of the National Oats business of $10.9 million, net of a charge of $3.1 million to adjust previous estimates regarding restructuring activities initiated in fiscal 1993. This gain was incurred prior to the Acquisition.

         Fiscal 1995 Restructuring Charge: Included in fiscal 1995 results was a restructuring charge of $8.4 million to reflect the estimated impact of the sale of certain assets of the Nalley US Chips and Snacks operation and other expenses relating to the disposal of this operation. On December 19, 1994 this operation was sold for approximately $2.0 million. This sale was contemplated by Pro-Fac in conjunction with the Acquisition. This loss was incurred prior to the Acquisition.

         Fiscal 1996 Restructuring Charge: During the fourth quarter of fiscal 1996, the Company began implementation of a corporate-wide restructuring program. The overall objectives of the plan are to reduce expenses, improve productivity, and streamline operations. The total fiscal 1996 restructuring charge amounted to $5.9 million which included a fourth quarter charge of approximately $4.0 million, primarily comprised of employee termination benefits, and approximately $1.9 million for strategic consulting incurred throughout the year. Efforts will focus on the consolidation of operations and the elimination of approximately 8 percent of the work force. Reductions in personnel will include operational and administrative positions. The majority of such termination benefits will be liquidated during the first six months of fiscal 1997. Work-force reductions at CMF, Nalley Fine Foods, and Southern Frozen Foods were implemented. In addition, the sales and administrative functions of the Brooks Foods division were integrated into the Company's CMF division in the first quarter of fiscal 1997.

NOTE 4.       PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 29, 1996 and June 24, 1995.

(Dollars in Thousands)

                                                    June 29, 1996                                   June 24, 1995
                                         Owned         Leased                          Owned            Leased
                                         Assets         Assets         Total           Assets           Assets          Total

Land                                   $  6,005         $    0       $  6,005        $  5,467         $      0        $  5,467
Land improvements                         2,186              0          2,186           1,540                0           1,540
Buildings                                98,310            690         99,000          92,215              795          93,010
Machinery and equipment                 193,608          2,509        196,117         168,477            3,520         171,997
Construction in progress                 11,881              0         11,881          20,489                0          20,489
                                       --------         ------       --------        --------           ------        --------
                                        311,990          3,199        315,189         288,188            4,315         292,503
Less accumulated depreciation            42,042          1,573         43,615          16,695            1,846          18,541
                                       --------         ------       --------        --------           ------        --------
Net                                    $269,948         $1,626       $271,574        $271,493           $2,469        $273,962
                                       ========         ======       ========        ========           ======        ========
Obligations under capital leases1                       $1,672                                          $2,384
Less current portion                                       547                                             764
                                                        ------                                          ------
Long-term portion                                       $1,125                                          $1,620
                                                        ======                                          ======

1 Represents the present value of net minimum lease payments calculated at the Company's incremental borrowing rate at the inception of the leases, which ranged from 6 to 10 percent.

Interest capitalized in conjunction with construction amounted to $470,000 and $1,841,000 in fiscal 1996 and 1995, respectively.

The following is a schedule of future minimum lease payments together with the present value of the minimum lease payments related to capitalized leases, both as of June 29, 1996.

(Dollars in Thousands)

 Fiscal Year Ending                               Capital        Operating       Total Future
     In June                                      Leases           Leases         Commitment

       1997                                       $  837          $ 6,064           $ 6,901
       1998                                          647            4,794             5,441
       1999                                          425            3,772             4,197
       2000                                           96            2,114             2,210
       2001                                           76            1,020             1,096
   Later years                                       255              655               910
                                                  ------          -------           -------
Net minimum lease payments                         2,336          $18,419           $20,755
                                                                  =======           =======
Less amount representing interest                    664
                                                  ------
Present value of minimum lease payments           $1,672
                                                  ======

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $10,927,000 and $6,017,000 for fiscal years 1996 and 1995, respectively.

NOTE 5. DEBT

New Credit Agreement: The Bank has provided the Company, subject to the terms and conditions set out in the New Credit Agreement, as amended, with loans of up to $200 million to finance the purchase of shares pursuant to the tender offer and the merger, to refinance certain existing indebtedness of Pro-Fac and the Company, and to pay fees and expenses related to the purchase of shares. The balance outstanding under the New Credit Agreement was $170.0 million at June 29, 1996.

The Bank also has provided the Company and Pro-Fac, subject to the terms and conditions set out in the New Credit Agreement, as amended, with seasonal financing of up to $84.0 million and a $14.2 million Letter of Credit Facility. The Acquisition Facility, the Seasonal Facility, and the Letter of Credit Facility are collectively referred to herein as the "Bank Facility."

The senior subordinated notes (see below) limits the amount Pro-Fac can borrow from the Company to $10.0 million and provides that, if Pro-Fac borrows from a source other than the Company, Pro-Fac is restricted from borrowing from the Company. On June 28, 1996, Pro-Fac established a line of credit with CoBank, but did not increase the total seasonal line. Accordingly, proceeds of $18.0 million from such borrowing were utilized to extinguish outstanding obligations with the Company. In accordance with the loan agreement with the Bank, in consolidation, the seasonal borrowings by Pro-Fac will be consolidated with term loans.

         Guarantees and Security: All obligations under the Bank Facility are guaranteed by Pro-Fac and certain subsidiaries of Curtice Burns (the "Subsidiary Guarantors"). The Company's obligations under the Bank Facility and Pro-Fac's and the Subsidiary Guarantors' obligations under their respective guaranties are secured by all of the assets of the Company and each guarantor, respectively, including (i) all present and future accounts, contracts rights, chattel paper, instruments (excluding shares of capital stock), documents, inventory, general intangibles, and equipment; (ii) all real property; and (iii) all products and proceeds of the foregoing.

         Interest: The Bank Facility provides for interest rates on the Acquisition Facility, at the Company's option, equal to (i) the relevant London interbank offered rate plus 2.60 percent, (ii) the relevant prime rate plus 0.50 percent, or (iii) the relevant US Treasury Rate plus 3.00 percent.

         The Seasonal Facility provides for interest rates on amounts outstanding thereunder at the Company's option equal to (i) the relevant London interbank offered rate plus 1.75 percent, (ii) the relevant prime rate minus 0.25 percent, or (iii) the relevant US Treasury Rate plus 2.00 percent. The Bank has extended to a portion of the Acquisition Facility for a limited period of time certain fixed rates that were in effect with respect to indebtedness repaid to the Bank on November 3, 1994. The weighted-average rate of interest applicable to the Acquisition Facility was 8.7 percent per annum for fiscal 1996.

         Based on an estimated borrowing rate at fiscal year end 1995 of 9.0 percent for long-term debt with similar terms and maturities, the fair value of the Cooperative's long-term debt outstanding is approximately $193.8 million at June 24, 1995.

         Based on an estimated borrowing rate at fiscal year end 1996 of 9.6 percent for long-term debt with similar terms and maturities, the fair value of the Cooperative's long-term debt outstanding was approximately $172.4 million at June 29, 1996.

         Borrowings under the Seasonal Facility are payable at the expiration of that portion of the facility, which is December 1996; except that for 15 consecutive calendar days during each fiscal year, the borrowings under the Seasonal Facility must be zero. The average borrowing under the Seasonal Facility was $53.7 million during fiscal 1996, and the weighted-average interest rate on such borrowing was 7.4 percent. There were no borrowings under this Seasonal Facility at June 29, 1996. The Letter of Credit Facility provides for the issuance of letters of credit through December 1996. Management anticipates timely renewals for both the Seasonal Facility and the Letter of Credit Facility.

         Certain Covenants: The Pro-Fac Bank Guarantee requires Pro-Fac, on a consolidated basis, to maintain specified levels with regard to working capital, tangible net worth, fixed charges, the incurrence of additional debt, and limitations on dividends, investments, acquisitions, and asset sales. The consequence for the failure to achieve financial ratios is to limit the Cooperative's payment to its members to 90 percent of CMV. The Company is in compliance with, or has obtained waivers for, all covenants, restrictions, and requirements under the terms of the borrowing agreement.

         OtherDebt: Other debt of $5.8 million carries rates up to 11.0 percent at June 29, 1996.

Maturities: Total long-term debt maturities during each of the next five fiscal years are as follows: 1997 through 1999, $8.0 million each; 2000, $18.2 million; and 2001, $28.4 million. Provisions of the Term Loan Facility require annual payments in the years 1996 through 2000 in October of each year in an amount equal to the "annual cash sweep" (equivalent to approximately 80 percent of net income adjusted for certain cash and non-cash items) for the preceding fiscal year as defined in the Acquisition Facility. Provisions of the Term Loan Facility also require that cash proceeds from the sale of businesses be applied to the Term Loan Facility.

The Senior Subordinated Notes ("Notes"): The Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the New Credit Agreement).

The Notes are limited in aggregate principal amount to $160.0 million and will mature on February 1, 2005. Interest on the Notes accrues at the rate of 12.25 percent per annum and is payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 1995, to holders of record on the immediately preceding January 15 and July 15, respectively. Except as provided above, interest on the Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year, comprised of 12 30-day months.

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

The Indenture limits the amount Pro-Fac can borrow from the Company to $10.0 million and provides that, if Pro-Fac borrows from a source other than the Company, Pro-Fac is restricted from borrowing from the Company. On June 28, 1996, Pro-Fac established a line of credit with the Bank. Accordingly, proceeds of $18.0 million from such borrowing were utilized to extinguish outstanding obligations with the Company.

The Indenture also limits the amount and timing of dividends and other payments ("Restricted Payments") from the Company to Pro-Fac or to holders of other Curtice Burns debt or equity. No dividends or other Restricted Payments may be made if there is an existing event of default under the Notes or if Curtice Burns' Fixed Charge Coverage Ratio (as defined in the Indenture, a ratio of cash flow to interest and tax-adjusted dividends) for the preceding four quarters, after giving effect to the Restricted Payment, is not at least 1.75 to 1.00. The amount of all dividends and other Restricted Payments subsequent to the date of the Indenture is subject to an overall limit that is based on the Company's net income and the amount of additional equity invested in the Company.

Based on an estimated borrowing rate at 1995 fiscal year end of 11.6 percent for borrowings with similar terms and maturities, the fair value of the Notes was $149.8 million at June 24, 1995.

Based on an estimated borrowing rate at 1996 fiscal year end of 12.5 percent for borrowings with similar terms and maturities, the fair value of the Notes was $163.3 million at June 29, 1996.

Short-Term Borrowings: Short-term borrowings for the three years ended June 29, 1996 were as follows:

(Dollars in Thousands)

                                                   Fiscal      Fiscal     Fiscal
                                                    1996        1995       1994

Balance at end of period                          $     0     $     0    $11,500
Rate at fiscal year end                               0.0%        0.0%       5.5%
Maximum outstanding during the period             $94,000     $73,000    $46,000
Average amount outstanding during the period      $53,739     $55,648    $30,464

Weighted average interest rate during the period      7.4%        7.5%       4.8%

The above amounts include borrowings under existing and pre-existing loan agreements.

NOTE 6. TAXES ON INCOME

Taxes on income include the following:

(Dollars in Thousands)

                             Fiscal           Fiscal            Fiscal
                              1996             1995              1994

 Federal -
   Current                 $ (4,884)         $(3,796)            $ 267
   Deferred                  (7,349)          (4,081)             (613)
                           --------          -------             -----
                            (12,233)          (7,877)             (346)
 State and foreign -
   Current                       25              (46)             (498)
   Deferred                    (863)             895                 0
                           --------          -------             -----
                               (838)             849              (498)
                           --------          -------             ------
                           $(13,071)         $(7,028)            $(844)
                           ========          =======             ======

A reconciliation of the consolidated effective tax rate to the amount computed by applying the federal income tax rate to income before taxes, is as follows:

Effective Tax Rate (Percent):

                                                             June 29,          June 24,          June 25,
                                                               1996              1995              1994

Federal                                                      (34.0)%             35.0%             34.0%
State income taxes, net of federal income tax effect          (3.7)               2.5               0.4
Goodwill amortization                                          3.5                2.8               0.0
Dividend received deduction                                   (2.3)               0.0               0.0
Utilization of net operating loss carryforward                 0.0              (26.4)            (34.0)
Other (net)                                                   (0.4)              (0.3)             (4.0)
                                                             -----              -----             -----
  Subtotal                                                   (36.9)              13.6              (3.6)
Tax benefits resulting from prior years' exempt status       (20.8)             (44.8)              0.0
                                                             -----              -----             -----
  Total                                                      (57.7)%            (31.2)%            (3.6)%
                                                             =====              =====             =====

The consolidated deferred tax (liabilities)/assets consist of the following at June 29, 1996:

                                               Fiscal           Fiscal
                                                1996             1995


Liabilities
  Depreciation                               $(61,350)        $(65,292)
  Non-compete agreements                         (766)          (1,120)
  Long-term receivables                          (426)            (626)
  Prepaid manufacturing                        (4,411)          (3,827)
  Other                                           (39)             (45)
                                             --------         --------
                                              (66,992)         (70,910)
Assets
  Non-qualified retains                         1,114            1,181
  Inventory reserves                            2,203            3,416
  Allowance for doubtful accounts                 313              382
  Capital and operating loss carryforwards     30,827            9,838
  Accrued employee benefits                     3,014            3,711
  Insurance accruals                            2,031            1,659
  Pension/OPEB accruals                         6,368            6,237
  Restructuring reserves                        1,731              280
  Other                                         2,664            2,562
                                             --------         --------
                                               50,165           29,266
                                             --------         --------
  Net deferred liabilities                    (16,827)         (41,644)
  Valuation allowance                         (14,195)          (3,827)
                                             --------         --------
                                             $(31,022)        $(45,471)
                                             ========         ========

The Cooperative has recorded a benefit for the net operating loss carryforwards resulting from fiscal 1993, 1995 and 1996 results. As of June 29, 1996 the net operating loss carryforward available is $44.2 million ($16.1 million net of tax). Such amounts expire between 2008 and 2011.

During fiscal year 1996 the Cooperative's wholly owned subsidiary, Curtice Burns, sold the stock of its wholly owned subsidiary Curtice Burns Meat Snacks, Inc. Substantially all of the assets of this subsidiary were previously sold. The sale resulted in a capital loss of $36.3 million ($14.2 million net of tax). A full valuation allowance has been recorded against the capital loss carryforward, as it is more likely than not that a tax benefit will not be realized. The increase to the Cooperative's capital loss carryforward corresponds to the increase in the valuation allowance. The capital loss carryforward expires in 2001. In conjunction with the Acquisition of Curtice Burns by the Cooperative, any future recognition of the capital loss carryforward will reduce goodwill.

In January 1995, the Boards of Directors of Curtice Burns and Pro-Fac approved appropriate amendments to the Bylaws of the Curtice Burns to allow the company to qualify as a cooperative under Subchapter T of the Internal Revenue Code. In August 1995, Curtice Burns and Pro-Fac received a favorable ruling from the Internal Revenue Service approving the change in tax treatment effective for fiscal 1996. This ruling also confirmed that the change in Curtice Burns tax status would have no affect on Pro-Fac's ongoing treatment as a cooperative under Subchapter T of the Internal Revenue Code of 1986.

In August of 1993, the Internal Revenue Service issued a determination letter which concluded that the Cooperative was exempt from federal income tax to the extent provided by Section 521 of the Internal Revenue Code, "Exemption of Farmers' Cooperative from Tax." Unlike a nonexempt cooperative, a tax-exempt cooperative is entitled to deduct cash dividends it pays on its capital stock in computing its taxable income. The exempt status was retroactive to fiscal year 1986. In conjunction with this ruling, the Cooperative had filed for tax refunds for fiscal years 1986 to 1992 in the amount of approximately $8.8 million and interest payments of approximately $5.2 million. A refund amount of $10.1 million for tax and interest was reflected in the financial statements of the Cooperative as of June 24, 1995. In addition, refund amounts of $3.9 million for tax and interest have been reflected in the financial statements of the Cooperative as of June 29, 1996. The refunds and interest for the fiscal years 1986 to 1991 were received in March of 1996.

As a result of the Acquisition of Curtice Burns, the Cooperative's tax exempt status has ceased.

During the second quarter of fiscal 1996 the net deferred taxes liabilities of the Cooperative subsidiary, Curtice Burns, were reduced by approximately $22 million. The adjustment was made in conjunction with Curtice Burns obtaining its cooperative tax status and was applied against goodwill, as it represented an uncertainty related to income taxes outstanding at the date of the Pro-Fac Acquisition. Based on further advice from outside counsel, it was later determined that such an adjustment was not warranted. Accordingly, the net deferred taxes were re-established during the fourth quarter. The reversal had no material effect on the operations of the Cooperative.

NOTE 7. PENSIONS, PROFIT SHARING, AND OTHER EMPLOYEE BENEFITS

Pensions: The Company has primarily noncontributory defined benefit plans covering most employees. The benefits for these plans are based primarily on years of service and employees' pay near retirement. The Company's funding policy is consistent with the funding requirements of Federal law and regulations. Plan assets consist principally of common stocks, corporate bonds and US government obligations.

The Company also participates in several union sponsored pension plans. It is not possible to determine the Company's relative share of the accumulated benefit obligations or net assets for these plans.

Pension cost for fiscal years ended 1996 and 1995 includes the following components:

(Dollars in Thousands)

                                                           Fiscal 1996         Fiscal 1995

Service cost -- benefits earned during the period           $  3,141            $ 2,427
Interest cost on projected benefit obligation                  6,544              4,365
Return on assets:
  Actual gain                                                (19,430)                 0
  Deferred gain                                               12,123             (4,789)
                                                            ---------           --------
    Total gain                                                 (7,307)            (4,789)
Amortization of (gain)/loss                                       (64)                 0
                                                            ---------           --------
                                                                2,314              2,003
Union and other pension costs                                     385                147
                                                            ---------           --------
Net pension cost                                            $   2,699           $  2,150
                                                            =========           ========

The pension plan's funded status was as follows:

(Dollars in Thousands)

                                                              June 29, 1996           June 24, 1995
                                                              -------------           -------------
                                                                  Assets                  Assets
                                                                  Exceed                  Exceed
                                                               Accumulated             Accumulated
                                                                 Benefits                Benefits


Actuarial present value of benefit obligations:
  Vested benefit obligation                                     $(74,108)               $(65,350)
                                                                ========                ========
  Accumulated benefit obligation                                $(77,035)               $(69,449)
                                                                ========                ========

Projected benefit obligation                                    $(85,307)               $(78,809)
Plan assets at fair value                                         89,716                  74,897
                                                                --------                --------
Plan assets excess of/(less than) projected benefit obligation     4,409                  (3,912)
Unrecognized net (gain)/loss                                     (18,456)                 (8,787)
Unrecognized prior service cost                                     (266)                      0
                                                                --------                --------
                                                                 (14,313)                (12,699)
Union and other pension plans                                     (2,318)                 (2,243)
                                                                --------                --------

Pension liability at year end                                   $(16,631)               $(14,942)
                                                                ========                ========

In 1996 the assumed discount rate, assumed long-term rate of return on plan assets, and the assumed long-term rate of compensation increase were 7.75 percent, 10.0 percent, and 4.50 percent, respectively. The year end projected obligation increased by approximately $7,587,000 due to the decrease in the discount rate from 8.5 percent to 7.75 percent.

In 1995 the assumed discount rate, assumed long-term rate of return on plan assets, and the assumed long-term rate of compensation increase were 8.50 percent, 10.0 percent, and 4.50 percent, respectively.

Profit Sharing/401(k): Under the prior Deferred Profit Sharing Plan and the Non-Qualified Profit Sharing Plan, the Company allocated to all salaried exempt employees a percentage of its earnings in excess of 7.0 percent in 1994 and 5.0 percent in 1995 of the combined long-term debt and equity (as defined) of Pro-Fac and the Company. In fiscal 1995 and 1994, $1,400,000 and $1,171,000, respectively, was allocated to the Plans.

On October 1, 1995, the Company merged the Deferred Profit Sharing Plan into the 401(k) Investment Plan. Under the new combined plan, the Retirement Savings and Incentive Plan ("RSIP"), the Company makes an incentive contribution to the Plan if certain pre-established divisional earnings goals are achieved. The maximum incentive contribution is 3 percent of base salary earned during the fiscal year. In addition, the Company contributes 401(k) matching contributions to the plan for the benefit of employees who elect to defer a portion of their salary into the Plan. During fiscal 1996 the Company allocated $400,000 in the form of matching contributions and $211,000 in the form of incentive contributions for the benefit of its employees.

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

This plan's funded status was as follows:

(Dollars In Thousands)

                                                                                 June 29, 1996     June 24, 1995


Accumulated postretirement benefit obligation:
  Fully eligible active participants                                               $   141           $   113
  Other active participants                                                            108               244
  Retirees                                                                           2,446             2,386
                                                                                   -------           -------
     Total                                                                           2,695             2,743
  Less Plan assets at fair value                                                         0                 0
                                                                                   -------           -------
  Accumulated postretirement benefit obligation in excess of fair value of assets   (2,695)           (2,743)
  Unrecognized gains                                                                  (443)             (274)
                                                                                   -------           -------
  Accrued postretirement benefit cost                                              $(3,138)          $(3,017)
                                                                                   =======           =======

Net periodic postretirement benefit cost included the following components:

(Dollars in Thousands)

                                            Fiscal 1996      Fiscal 1995

Service cost                                  $ 23              $ 15
Interest cost                                  222               154
Actual return on assets                          0                 0
Net amortization and deferral                    0                 0
                                              ----              ----
Net periodic postretirement benefit cost      $245              $169
                                              ====              ====

The  weighted-average,   assumed-discount  rate  used  to  measure  the  benefit
obligations was 8.50 percent at the beginning and 7.75 percent at the end of fiscal 1996.

The annual rate of increase in the per capita cost of health care benefits was assumed to be 12 percent for 1995 and 11 percent for 1996. The rate was assumed to decrease gradually to 5.0 percent by the year 2006 and remain at that level thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation (APBO) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost as follows:

(Dollars in Thousands)

                                   Fiscal 1996                Fiscal 1995
                             -----------------------     ---------------------
                              Current      1% Higher     Current     1% Higher
                               Trend         Trend        Trend         Trend

APBO                          $2,695        $2,798       $2,743       $2,874
Service cost + interest cost  $  245        $  255       $  170       $  178

Employee Stock Purchase Plan: During fiscal 1996 the Company introduced an Employee Stock Purchase Plan which affords employees the opportunity to purchase semi-annually, in cash or via payroll deduction, shares of Class B Cumulative Pro-Fac Preferred Stock to a maximum value of 5 percent of salary. The purchase price of such shares is par value, $10 per share. During fiscal 1996, 33,364 shares were purchased by employees, and 3,447 shares were subscribed to as of June 29, 1996.

Long-Term Incentive Plan: On June 24, 1996, the Company introduced a long-term incentive program, the Curtice Burns Foods Equity Value Plan, which provides performance units to a select group of management. The future value of the performance units is determined by the Company's performance on earnings and debt repayment. The performance units vest 25 percent each year after the first anniversary of the grant, becoming 100 percent vested after five years. The performance units expire upon the tenth anniversary of grant. The appreciated value of units in excess of the initial grant price converts to cash compensation upon expiration of the units. The total units granted on June 24, 1996 under this plan were 248,511 at $13.38 per unit. The value of the June 24, 1996 grants from the Curtice Burns Foods Equity Value Plan will be based on the Company's earnings and debt repayment in fiscal 1997. The beginning value of these performance units was set at a level requiring improved earnings and debt-repayment performance. If future performance equals fiscal 1996 performance, no payouts will be made from the plan relative to the option granted on June 24, 1996.

NOTE 8. COMMON STOCK AND CAPITALIZATION

Common Stock: The common stock purchased by members is related to the crop delivery of each member. Regardless of the number of shares held, each member has one vote.

Common stock may be transferred to another grower only with approval of the Pro-Fac Board of Directors. If a member ceases to be a producer of agricultural products which he markets through the Cooperative, then he must sell his common stock to another grower acceptable to the Cooperative. If no such grower is available to purchase the stock, then the member must provide one year's advance written notice of his intent to withdraw, after which the Cooperative must purchase his common stock at par value. (See NOTE 9 for common stock dividend information.)

At June 29, 1996 and June 24, 1995, there were outstanding subscriptions, at par value, for 59,359 and 59,568 shares of common stock, respectively. These shares are issued as subscription payments are received.

Preferred Stock: Except for the Class B Cumulative Preferred Stock all preferred stock originated from the conversion at par value of retains. This stock is non-voting and non-cumulative, except that the holders of preferred and common stock would be entitled to vote as separate classes on certain matters which would affect or subordinate the rights of the class.

At the Cooperative's annual meeting in January 1995, shareholders approved an amendment to the certification of incorporation to authorize the creation of five additional classes of preferred stock.

On August 23, 1995, the Cooperative commenced an offer to exchange one share of its Class A cumulative preferred stock (liquidation preference $25 per share) for each of its existing non-cumulative preferred stock (liquidation preference $25 per share). Pro-Fac's Class A Cumulative Preferred Stock is listed on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

In June 1995, the Board approved, pursuant to its authority under the Charter Amendment the creation of a new series of preferred stock, to be designated the "Class B, Series 1, 10% cumulative preferred stock" (the "Class B Stock"). Pro-Fac expects to issue up to 500,000 shares of the Class B Stock at $10 per share (liquidation value $10 per share) to employees of Curtice Burns pursuant to an Employee Stock Purchase Plan adopted by the Curtice Burns and Pro-Fac Boards of Directors in June 1995 and implemented in the fall of 1995. At least once a year Pro-Fac plans to offer to repurchase at least 5 percent of the outstanding shares of Class B Stock.

The dividend rates for the preferred stock are as follows:

Non-cumulative preferred              $1.50 per share paid annually at the discretion of the Board.

Class A Cumulative Preferred          $1.72 per share annually, paid in four quarterly installments of $.43 per share.

Class B Cumulative Preferred          $1.00 per share paid annually.

Because dividends on the Non-Cumulative Preferred Stock are payable annually (with the most recent dividend having been paid in July 1995) and dividends on the Cumulative Preferred Stock were paid quarterly (with dividends paid on October 31, 1995, January 31, 1996 and April 30, 1996), the exchange of Non-Cumulative Preferred Stock for Cumulative Preferred Stock on October 10, 1995 resulted in the payment of 1-3/4 years of dividends to the holders of exchanged shares in fiscal 1996.

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

NOTE 9.       DIVIDENDS ON CAPITAL STOCK

Dividends on preferred and common stock are declared at the discretion of the board of directors and are paid out of legally available funds. Effective January 1995, preferred shareholders are entitled to dividends as disclosed in the table in the previous NOTE. In fiscal 1996 and 1995 dividends on non-cumulative preferred stock were paid at a rate of 6.0 and 6.75 percent, respectively, of the par value and dividends on common stock were paid at a rate of 5.0 and 5.5 percent, respectively, of the par value.

Subsequent to June 29, 1996, the Cooperative declared a cash dividend of $1.50 per share on the non-cumulative preferred stock and $.43 per share on the cumulative preferred stock. These dividends amounted to $1.3 million.

NOTE 10.      OTHER MATTERS

Commitments: The Company's Southern Frozen Foods Division has guaranteed an approximate $1.4 million loan for the City of Montezuma to renovate a sewage treatment plant operated by Southern Frozen Foods on behalf of the City.

Southern Frozen Foods Fire: In July 1994, a plant operated by the Company's Southern Frozen Foods Division, located in Montezuma, Georgia, was damaged by fire. All material costs associated with the facility repairs and business interruption were covered under the Company's insurance policies.

                            PRO-FAC COOPERATIVE, INC.
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the fiscal year ended June 29, 1996 appears in the following table. All quarters reflect 13-week periods, except the fourth quarter, which reflects a 14-week period.

In the opinion of management, all adjustments necessary for a fair presentation of the unaudited quarterly data have been made.

(Dollars in Thousands Except Per Share)

                                                                                 Quarters
Fiscal 1996                                       1                2                3                4             Total Year
                                              --------         --------         --------          --------         ----------

Net sales                                    $165,178          $208,186         $177,849          $187,881          $739,094
Gross profit                                 $ 42,532          $ 51,691         $ 44,230          $ 37,715          $176,168
(Loss)/income before taxes                   $ (4,229)         $ (5,576)        $    497          $(13,294)         $(22,602)
Net (loss)/income                            $ (2,433)         $ (4,661)        $  4,814          $ (7,251)         $ (9,531)
Cash dividends declared per share on
   Class A Cumulative Preferred Stock        $   0.00          $   0.43         $   0.43          $   0.43          $   1.29
Market price per share (NASDAQ)
     High                                    $   0.00          $ 17.00          $  14.63          $  14.75          $  17.00
     Low                                     $   0.00          $ 12.50          $  13.00          $  13.00          $  12.50

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS

MANAGEMENT AND DIRECTORS OF PRO-FAC

                             Date
  Name                     of Birth            Positions

Bruce R. Fox                 1947        President and Director
Albert P. Fazio              1936        Vice President and Director
Steven D. Koinzan            1948        Treasurer and Director
Tommy R. Croner              1942        Secretary and Director
Stephen R. Wright            1947        General Manager
William D. Rice              1934        Assistant Treasurer and Management Chief Financial Officer
Thomas R. Kalchik            1947        Vice President Administration and Planning
Kevin M. Murphy              1952        Vice President of Member Relations
Diana Bartalo                1946        Assistant Treasurer
Dale W. Burmeister           1940        Director
Robert V. Call, Jr.          1926        Director
Glen Lee Chase               1937        Director
Kenneth A. Mattingly         1948        Director
Allan D. Mitchell            1927        Director
Allan W. Overhiser           1960        Director
Paul E. Roe                  1939        Director
Edward L. Whitaker           1926        Director

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

Diana  Bartalo  has  been  Assistant   Treasurer  of  Pro-Fac  since  1988.  For
information regarding Ms. Bartalo, see "Management -- The Company -- Directors and Officers."

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

                    MANAGEMENT AND DIRECTORS OF CURTICE BURNS

Effective upon consummation of the Acquisition, Pro-Fac established a management structure for the Company, providing for a Board of Directors consisting of one management director, Pro-Fac Directors and Disinterested Directors. The number of Pro-Fac Directors is equal to the number of Disinterested Directors. The Chairman of the Board is a Pro-Fac Director. The management and directors are listed below. The Company may in the future expand the Board of Directors, but Pro-Fac has undertaken to cause the Company to maintain a Board on which the number of Pro-Fac Directors does not exceed the number of Disinterested Directors. Both the New Credit Agreement and the Indenture provide that there will be a Change of Control if, for a period of 120 consecutive days, the number of Disinterested Directors on the Board of Directors of the Company is less than the greater of (i) two and (ii) the number of directors of the Company who are Pro-Fac Directors.

Set forth below is certain information concerning the individuals who serve as directors and officers of the Company as well as other corporate officers and the individuals who serve as presidents and chief executive officers of certain of the Company's divisions.

                                  Year of

     Name                          Birth                           Positions

Roy A. Myers(1)                     1931         President and Chief Executive Officer and Director

Dennis M. Mullen                    1953         Chief Operating Officer and Executive Vice President

William D. Rice                     1934         Chief Financial Officer, Senior Vice President, and Secretary

Diana Bartalo                       1946         Treasurer and Director of Financial Reporting

Robert E. McMahon                   1941         Vice President Information Systems

Blaine B. Petersen                  1928         Vice President Operations

Earl L. Powers                      1944         Vice President and Controller

Beatrice B. Slizewski               1943         Vice President Corporate Communications

Lois J. Warlick-Jarvie              1958         Vice President Human Resources

Stephen R. Wright                   1947         Senior Vice President - Procurement

                                   Year of
      Name                          Birth                         Positions

Carl W. Caughran                    1953         President and Chief Executive Officer of Nalley Fine Foods

Thomas A. Collins                   1938         President and Chief Executive Officer of Southern Frozen Foods

Ronald R. Fithen                    1946         President and Chief Executive Officer of Finger Lakes Packaging

Bernhard Frega                      1950         President and Chief Executive Officer of Comstock Michigan Fruit

Michael A. Gaffney                  1950         President and Chief Executive Officer of Snyder

Eugene W. Hermenet                  1936         President and Chief Executive Officer of Brooks Foods

Tim Kennedy                         1948         President and Chief Executive Officer of Tim's Cascade Chips

David R. Ray                        1945         President and Chief Executive Officer of Husman

Robert V. Call, Jr.(2)              1926         Director and Chairman of the Board

Bruce R. Fox(2)                     1947         Director

Cornelius D. Harrington, Jr.(3)     1927         Director

Steven D. Koinzan(2)                1948         Director

Walter F. Payne(3)                  1936         Director

Frank M. Stotz(3)                   1930         Director

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

Dennis M. Mullen has been Chief Operating Officer of the Company since May 1996 and Executive Vice President since January 1996.. He had been President and Chief Executive Officer of CMF from March 1993 to May 1996. He was Senior Vice President and Business Unit Manager Foodservice of CMF from 1991 to 1993, and Senior Vice President-Custom Pack Sales for Nalley from 1990 to 1991. Prior to employment with the Company, he was President and Chief Executive Officer of Globe Products Company.

William D. Rice has been Senior Vice President, Chief Financial Officer, and Secretary of the Company since 1991, Secretary of the Company since 1989. He was Treasurer of the Company from 1975 to 1996. He was Vice President-Finance of the Company from 1969 to 1991. He has been Assistant Treasurer of Pro-Fac since 1970 (Management Chief Financial Officer for Pro-Fac).

Diana  Bartalo has been  Treasurer  since March 1996 and  Director of  Financial
Reporting  since  1992;  Assistant  Treasurer  since  from  1988 to March  1996;
Corporate Accounting Manager 1976-1992. She held several administrative staff positions 1970-1976 and has been Assistant Treasurer of Pro-Fac since 1987.

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

Blaine B. Petersen has been Vice President Operations since 1991; prior to that he was Director of Operations since 1990. Before joining Curtice Burns, he was Vice President Plant Operations, Grace Culinary Systems Division of W.R. Grace & Co. 1988-1990, and Vice President Operations, Fishery Products, Inc. 1983-1988. He held various executive management positions 1969-1983.

Earl L. Powers has been Vice President and Controller since March 1993, and Vice President Finance and Management Information Systems, Comstock Michigan Fruit Division of the Company from 1991 to March 1993. Prior to joining the Company, he was Controller of various Pillsbury Company divisions 1987-1990 and various other executive management positions at the Pillsbury Company 1976-1987.

Beatrice B. Slizewski has been Vice President of Corporate Communications for Curtice Burns and Pro-Fac since March 1995. She joined the Company as Director of Corporate Communications in 1991. Prior to joining Curtice Burns (1988-1991), she worked as a marketing and public relations consultant for J.P. Associates, a small business consulting agency in Rochester, New York. Previous food industry experience includes 14 years with the R.T. French Company (1974-1988) -- eight years in public relations and seven years in various accounting functions.

Lois J. Warlick-Jarvie has been Vice President Human Resources since January 1993; Corporate Director Human Resources July 1991 to January 1993; Manager
Compensation, Benefits and Risk Management January 1989 to July 1991; various administrative staff positions within the Company 1982 to 1989.

Stephen R. Wright has been Senior Vice President - Procurement of the Company since the completion of the Acquisition. He was Vice President -- Procurement for the Company from 1990 to November, 1994, having served as Director of Commodities and Administration Services for the Company from 1988 to 1990. He became General Manager of Pro-Fac in March 1995.

Carl W. Caughran has been President and Chief Executive Officer of Nalley Fine Foods since March 1996. Prior to joining the Company, he was Vice President/General Manager of Borden's Eastern Snacks Group 1993 to 1995, Vice
President/General Manager of Borden's Western Snacks Group 1991 to 1993, and held various executive positions at Borden 1983 to 1991.

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

Bernhard Frega has been President and Chief Executive Officer of CMF since May 1996. He had been Executive Vice President and Chief Operating Officer of CMF from December 1995 to May 1996. Prior to that he held increasingly responsible positions at CMF, beginning in 1974 in sales and marketing. He became Marketing Director in 1984, Vice President Private Label in 1987 and Senior Vice President for Consumer Products in 1995.

Michael A. Gaffney has been President and Chief Executive Officer of Snyder since 1995. He was Executive Vice President and Chief Operating Officer of Snyder from 1990 to 1995. Prior to 1990, he held various management and executive positions with State Line Snacks, Frito-Lay, Gallo, and Procter and Gamble.

Eugene W. Hermenet has been President and Chief Executive Officer of Brooks since 1978. He was Executive Vice President of Brooks from 1975 to 1978. He was President of Silver Floss from 1972 to 1975, Vice President of Silver Floss from 1971 to 1972 and Assistant to the President of Silver Floss from 1969 to 1971.

Tim Kennedy has been President and Chief Executive Officer of Tim's since its acquisition by the Company in 1989. Prior to that, he was President and Chief Executive Officer at Tim's which was a privately-held corporation since its inception in 1986.

David R. Ray has been President and Chief Executive Officer of Husman since 1995. He was Executive Vice President and Chief Operating Officer of Husman 1990 to 1995 and Director of Sales for Chips and Snacks at Nalley 1987 to 1990.

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

Walter F. Payne has been a Director of the Company since January 1996 and President and Chief Executive Officer of Blue Diamond Growers since 1992. He held various positions at Blue Diamond Growers between 1973 and 1992. He is currently on the Board of Directors of the Almond Board of California and the International Nut Council, a board alternate for the National Council of Farmer Cooperatives, and a member of the Board of Trustees for the Graduate Institute of Cooperative Leadership.

Frank M. Stotz has been a Director of the Company since the completion of the Acquisition. Mr. Stotz retired in 1994 from his position as Senior Vice President - Finance of Bausch & Lomb Incorporated. Before joining Bausch & Lomb in that capacity in 1991, Mr. Stotz was a partner with Price Waterhouse. He joined Price Waterhouse in Chicago in 1954, was admitted to partnership in 1966 and retired from the firm in 1991 to join Bausch & Lomb. From 1980 to 1991, he was partner in charge of the Rochester office of Price Waterhouse. Mr. Stotz serves on the Boards of Trustees of St. John Fisher College, The Genesee Hospital, The Rochester Center for Governmental Research and The Automobile Club of Rochester. He is also a member of the Bishop's Council of the Catholic Diocese of Rochester.

Term of Office: All directors of the Company will hold office from the date of election until the next annual meeting of the shareholder or until their successors are duly elected and qualified. Each executive officer of the Company will hold office from the date of election until his successor is elected or appointed.

There are no family relationships between any Director, executive officer, or any person nominated or chosen by the Company to become a Director or executive officer. Officers of the Company serve for a term of office from the date of election to the next organization meeting of the Board of Directors or until their respective successors are elected and qualified, except in the case of death, resignation, or removal.

Section 16(a) Beneficial Ownership Reporting Compliance: In accordance with the rules of the Securities and Exchange Commission under Section 16 of the Securities Exchange Act of 1934, directors, executive officers, and beneficial owners of 10 percent or more of the Company's stock must file certain reports of stock ownership and changes of stock ownership. Based solely upon its review of copies of such reports received by it, or written representations of certain reporting persons that no forms were required to be filed, Pro-Fac believes that for the fiscal year ended June 29, 1996, all reports required by such reporting persons were timely filed with the Securities and Exchange Commission, except the following: Diana Bartalo, Assistant Treasurer of Pro-Fac and Treasurer and Director of Financial Reporting of the Company, failed to file one Form 3 and one Form 4 relating to the acquisition of 140 shares of Class B, Series 1, 10% Cumulative Preferred Stock of Pro-Fac ("Class B Stock"); and William D. Rice, Management Chief Financial Officer and Assistant Treasurer of Pro-Fac and Senior Vice President, Chief Financial Officer, and Secretary of the Company, failed to file one Form 3 and one Form 4 relating to the acquisition of 200 shares of Class B Stock.

ITEM 11.      EXECUTIVE COMPENSATION

The following table shows the cash compensation and certain other components of the compensation of the chief executive officer and the four (4) other most highly compensated executive officers of the Cooperative earned during fiscal year ended June 29, 1996 and June 24, 1995 (collectively, the "Named Executive Officers").

Executive Compensation
Summary Compensation Table

                                                                                                     RSIP/
                                                                                                   Matching
                                                                                                 Contributions
                                                                     Annual                        Deferred
                                                                  Compensation1                     Profit
Name and Principal Position                    Year          Salary           Bonus2                Sharing

Roy A. Myers -                                 1996         $410,154          $      0              $ 2,672
   President, CEO of Curtice Burns             1995         $258,375          $200,539              $10,609

William D. Rice -                              1996         $249,642          $      0              $ 1,656
   Senior Vice President, CFO, Secretary,      1995         $159,081          $116,143              $ 9,791
   and Treasurer of Curtice Burns

Dennis M. Mullen -                             1996         $216,107          $      0              $ 1,465
   Executive Vice President and                1995         $112,772          $ 71,207              $ 7,265
   Chief Operating Officer

Stephen R. Wright                              1996         $156,789          $      0              $ 1,627
   General Manager and                         1995         $ 98,373          $ 51,628              $ 4,520
   CEO of Pro-Fac Cooperative, Inc.

Earl L. Powers                                 1996         $157,990          $      0              $ 1,642
   Vice President and Controller               1995         $ 99,151          $ 60,333              $ 6,099


1  No Named  Executive  Officer has  received  personal  benefits  during the listed  years in excess of the lesser of $50,000 or 10 percent of annual salary.

2 Pursuant to the Management Incentive Plan of the Company (the "Incentive Plan"), additional compensation is paid if justified by the activities of the officers and employees eligible under the Incentive Plan and by the earnings of the Company and of Pro-Fac.

Long-Term Incentive Plan - Awards in Last Fiscal Year

                                                                                     Estimated Future Payouts
                            (b)                              (c)                 Under Non-Stock Price Based Plans
                      Number of Shares               Performance or Other          (d)                     (e)
   (a)                 Units or Other            Period Until Maturation         Threshold               Target
  Name                Rights Granted (1)                 or Payout                ($ or #)             ($ or #)(2)

Roy A. Myers              46,637                        6/24/2006                    $0                     $0
Dennis M. Mullen          32,085                        6/24/2006                    $0                     $0
William D. Rice           23,636                        6/24/2006                    $0                     $0
Stephen R. Wright         13,970                        6/24/2006                    $0                     $0
Earl L. Powers            14,056                        6/24/2006                    $0                     $0

(1) On June 24, 1996, the Company introduced a long-term incentive program, the Curtice Burns Foods Equity Value Plan ("EVP"), which provides performance units to a select group of management. The future value of the performance units is determined by the Company's performance on earnings and debt repayment. The performance units vest 25 percent each year after the first anniversary of the grant, becoming 100 percent vested after five years. The performance units expire upon the tenth anniversary of grant. The appreciated value of units in excess of the initial grant price converts to cash compensation upon expiration of the units.

(2) The value of the June 24, 1996 grants from the Curtice Burns Foods Equity Value Plan will be based on the Company's earnings and debt repayment in fiscal 1997. The beginning value of these performance units was set at a level requiring improved earnings and debt-repayment performance. The target payouts shown above are based on the value of the performance units at fiscal 1996 earnings and debt levels and would yield no payout from the plan at those levels. If future performance equals fiscal 1996 performance, no payouts will be made from the plan relative to the option granted on June 24, 1996.

Retirement Plans: The Company's Master Salaried Retirement Plan (the "Pension Plan") provides defined retirement benefits for its officers and all salaried and clerical personnel. The compensation upon which the pension benefits are determined is included in the salary columns of the "Summary Compensation Table."

For retirement before age 65, the annual benefits are reduced by an amount for each year prior to age 65 at which such retirement occurs so that if retirement occurs at age 55, the benefits are 70 percent of those payable at age 65.

The approximate number of years of Plan participation under the Company's Pension Plan as of June 29, 1996, of the Executive Officers listed in the Summary Compensation Table are as follows: Roy A. Myers-34, Dennis M. Mullen-6, William D. Rice-24, Stephen R. Wright-22, and Earl L. Powers-4.

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

Pension Plan Table

  Final                                       Years of Plan Participation
                   ------------------------------------------------------------------------------
Average Pay           15               20                25               30                35
- -----------        -------          --------          --------         --------          --------


 $125,000          $22,437          $ 29,342          $ 36,160         $ 43,133          $ 50,278
  150,000           27,687            36,342            44,910           53,633            62,528
  175,000           32,937            43,342            53,660           64,133            74,778
  200,000           38,187            50,342            62,410           74,633            87,028
  225,000           43,437            57,342            71,160           85,133            99,278
  250,000           48,687            64,342            79,910           95,633           111,528
  275,000           53,937            71,342            88,660          106,113           123,778
  300,000           59,187            78,342            97,410          116,633           136,028
  325,000           64,437            85,342           106,160          127,133           148,278
  350,000           69,687            92,342           114,910          137,633           160,528
  375,000           74,937            99,342           123,660          148,133           172,778
  400,000           80,187           106,342           132,410          158,633           185,028

Change of Control Provisions of Severance and Other Benefit Plans: The Company has adopted a Change of Control Severance Plan concerning certain key employees and Executive Officers (the "Plan"). The Plan provides salary and benefit continuation to designated executives (including the named executives listed in the Summary Compensation Table) in the event their employment is terminated within a specified period after a change of control of the Company, as such term is defined in the Plan.

The Plan will remain in existence until November 3, 1996. The Plan provides for salary and benefit continuation upon termination other than for cause within the two-year period following a Change of Control as follows: one year of salary and benefit continuation for Messrs. Petty, Myers and Rice; two years of salary and benefit continuation for the other designated executives including Messrs. Mullen, and Powers, or until the executive obtains other employment at an annual salary not less than 75 percent of his annual salary at termination, whichever occurs first.

Under the terms of the Agreement, Messrs. Myers and Rice would be entitled to a supplemental retirement benefit equal to the benefit they would receive from the Curtice Burns Foods Master Salaried Retirement Plan if they were to continue working until age 65 at their current salary level, less their actual retirement benefit from this Plan. In all cases, the supplemental retirement benefits begin at the end of the salary and benefit continuation period. Also, upon a Change of Control all stock options granted prior to February 18, 1994 became exercisable.

The Incentive Plan also contains a change of control provision pursuant to which, in the event of a change of control of the Company, participants in such plan who are terminated within two years following a change in control are entitled to an allocation of benefits under such plan for the fiscal year of their termination on a pro rata basis for the part of the year they were employed.

Directors Compensation: In fiscal 1996, directors of Pro-Fac received an annual stipend of $6,000 per year, plus $200 per day for attending Board or Committee meetings, except for the President, who received double those amounts.

In fiscal 1996, non-employee directors of Curtice Burns who were designated by Pro-Fac received an annual stipend of $6,000 per year, plus $200 per day for attending Board or Committee meetings. In fiscal 1996, all other outside directors, Messrs. Harrington, Payne, and Stotz received an annual rate of $18,000 in addition to $600 per day. The Chairman of the Board receives a fixed amount in lieu of the standard attendance fees and annual stipend. The Company accrued an annual stipend of $24,700 for Mr. Call as Chairman of the Board. Mr. Myers was not paid directors' fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of July 29, 1996, with respect to (i) each person known by Pro-Fac to own beneficially 5 percent or more of any class of Pro-Fac's voting securities, (ii) each director and Named Executive Officer of Pro-Fac and (iii) all directors and officers of Pro-Fac as a group.

                                                                                    Amount and Nature of                 Percent of
Name                                        Title of Class                        Beneficial Ownership(a)                  Class(b)

Cherry Central Cooperative, Inc.            Common                                         383,942                          20.71%
   PO Box 988                               Class A Cumulative Preferred                    45,791                           1.51%
   Traverse City, MI 49685

Michigan Blueberry Growers Assoc.           Common                                         116,400                           6.28%
   PO Drawer B                              Class A Cumulative Preferred                    27,446                           0.91%
   Grand Junction, MI 49056

Dale E. Burmeister                          Common                                           5,162(c)                        0.28%
                                            Class A Cumulative Preferred                       737(c)                        0.02%
                                            Class A Cumulative Preferred                     8,640                           0.29%

Robert V. Call, Jr.                         Common                                          39,728(d)                        2.14%
                                            Class A Cumulative Preferred                    24,167(d)                        0.80%
                                            Class A Cumulative Preferred                    13,088(e)                        0.43%
                                            Class A Cumulative Preferred                     5,361(f)                        0.18%
                                            Class A Cumulative Preferred                     1,506                           0.05%

Glen Lee Chase                              Common                                           9,472(g)                        0.51%
                                            Class A Cumulative Preferred                     5,233(g)                        0.17%

Tommy R. Croner                             Common                                           7,026(h)                        0.38%
                                            Class A Cumulative Preferred                    10,212(i)                        0.34%

Albert P. Fazio                             Common                                           8,000(j)                        0.43%
                                            Class A Cumulative Preferred                     8,728(j)                        0.29%



                                                                                      Amount and Nature of               Percent of

   Name                                     Title of Class                           Beneficial Ownership(a)              Class(b)

Bruce R. Fox                                Common                                          21,197(k)                        1.14%
                                            Class A Cumulative Preferred                     8,730(k)                        0.29%
                                            Class A Cumulative Preferred                     4,129(l)                        0.14%
                                            Class A Cumulative Preferred                     1,871                           0.06%

Steven D. Koinzan                           Common                                           7,140                           0.38%
                                            Class A Cumulative Preferred                     2,069                           0.07%

Kenneth A. Mattingly                        Common                                           5,512(m)                        0.30%
                                            Class A Cumulative Preferred                     3,325(m)                        0.11%

Allan D. Mitchell                           Common                                              78                           0.00%
                                            Class A Cumulative Preferred                     1,674(n)                        0.06%
                                            Class A Cumulative Preferred                     4,360                           0.14%

Dennis M. Mullen                            None                                                 0                           0.0%

Roy A. Myers                                None                                                 0                           0.0%

Allan W. Overhiser                          Common                                           1,859(o)                        0.10%
                                            Class A Cumulative Preferred                     1,551(o)                        0.05%

Earl L. Powers                              None                                                 0                           0.0%

Paul E. Roe                                 Common                                          12,851(p)                        0.69%
                                            Class A Cumulative Preferred                     3,340(p)                        0.11%

William D. Rice                             Class B Cumulative Preferred                     4,200                          12.59%

Edward L. Whitaker                          Common                                             396                           0.02%
                                            Class A Cumulative Preferred                       139                           0.01%

Stephen R. Wright                           Class A Cumulative Preferred                       840                           0.03%

All directors and officers as a group       Common                                         118,421                           6.39%
                                            Class A Cumulative Preferred                   110,328                           3.64%
                                            Class B Cumulative Preferred                     4,540                          13.61%

(a) Certain of the directors named above may have the opportunity, along with the other members producing a specific crop, to acquire beneficial ownership of additional shares of the common stock of Pro-Fac within a period of approximately 60 days commencing February 1, 1996 if Pro-Fac determines that a permanent change is required in the total quantity of that particular crop.

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

(e)   Record ownership by My-T Acres, Inc. Employee Profit Sharing Plan



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

(n)   Record ownership jointly with spouse

(o)   Record ownership by A.W. Overhiser Orchards

(p)   Record ownership by Roe Acres, Inc.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Equity Ownership in CoBank: As part of its historical lending arrangements with the Bank, which is a cooperative, Pro-Fac made investments in the Bank. Pro-Fac made these investments through (i) a capital purchase obligation equal to a percentage, set annually based on the Bank's capital needs, of its interest paid to the Bank and (ii) a patronage rebate on interest paid by Pro-Fac to the Bank based on the Bank's earnings, which is paid in cash and capital certificates. The investments in the Bank are required to be a percentage of the five-year average borrowing. As of June 29, 1996, the amount of Pro-Fac's investment in the Bank was approximately $24.4 million. Pursuant to its capital purchase obligation, Pro-Fac increased its investment in the Bank by $1.5 million and $1.3 million in fiscal 1996 and 1995, respectively. Amounts paid to Pro-Fac on account of dividends and the redemption of capital certificates in connection with such investment were $2.3 million in fiscal 1995 and none in fiscal 1996. In connection with the Transactions, Pro-Fac contributed its investment in the Bank to the capital of the Company.

Purchase of Crops by Pro-Fac: Each of the members of Pro-Fac sells crops to Pro-Fac pursuant to a general marketing agreement between such member and Pro-Fac, which crops in turn are sold to the Company pursuant to the Pro-Fac Marketing and Facilitation Agreement. Prior to the Acquisition, these crops were sold to the Company pursuant to the Integrated Agreement. During fiscal 1996, the following directors and executive officers of Pro-Fac directly or through sole proprietorships or corporations, sold crops to Pro-Fac and provided harvesting, trucking and waste removal services to Curtice Burns for the following aggregate amounts:

                                                                  RELATIONSHIP                                 GROSS PURCHASES
     NAME                                                          TO PRO-FAC                                   IN FISCAL 1996

Dale E. Burmeister................................................   Director                                     $  122,000
Robert V. Call, Jr................................................   Director                                      2,147,000
Glen Lee Chase....................................................   Director                                        139,000
Tommy R. Croner...................................................   Director and Secretary                          236,000
Albert P. Fazio...................................................   Director and Vice President                       4,000
Bruce R. Fox......................................................   Director and President                          880,000
Steven D. Koinzan.................................................   Director and Treasurer                          163,000
Kenneth A. Mattingly..............................................   Director                                        527,000
Paul E. Roe.......................................................   Director                                        654,000
Allan D. Mitchell.................................................   Director                                        177,000
Allan W. Overhiser................................................   Director                                         21,000
Edward L. Whitaker................................................   Director                                          2,000

Pro-Fac's payment to the members for CMV was limited to 90 percent of deliveries in fiscal 1996.

Directors and Officers Liability Insurance: As authorized by New York law and in accordance with the policy of that state, the Company has obtained insurance from Chubb Group Insurance insuring the Company against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative. This insurance has a term expiring on August 15, 1997, at an annual cost of approximately $80,000. As of this date, no sums have been paid to any officers or directors of the Cooperative under this indemnification insurance contract.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

The following appears in ITEM 8 of This Report


     ITEM

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary:
   Management's Responsibility for Financial Statements
   Report of Independent Accountants
   Consolidated Financial Statements for the years ended June 29, 1996, June 24,
     1995, and June 25, 1994:
       Consolidated Statement of Operations and Net Proceeds
       Consolidated Balance Sheet
       Consolidated Statement of Cash Flows
       Consolidated Statement of Changes in Shareholders' and Members'
          Capitalization and Common Stock
       Notes to Consolidated Financial Statements
       Selected Quarterly Financial Data

         (2)    The following additional financial data are set forth herein:

                  SCHEDULE II:  Valuation and Qualifying Accounts

                                                                     SCHEDULE II
Pro-Fac Cooperative, Inc.
Valuation and Qualifying Accounts

                                          June 29, 1996    June 24, 1995


 Allowance for doubtful accounts
 Balance at beginning of period            $ 673,000         $683,000
  Additions charged to expense                537,000           91,000
  Deductions                                 (374,000)        (101,000)
                                            ---------         --------
  Balance at end of period                  $ 836,000         $673,000
                                            =========         ========

Inventory reserve*
  Balance at beginning of period            $ 144,000         $      0
  Net change                                 (144,000)         144,000
                                            ---------         --------
  Balance at end of period*                 $       0         $144,000
                                            =========         ========

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

     (3) The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:

          (b)  Report on Form 8-K

                None



          (c)  Exhibits:

                Exhibit
                Number                 Description

                 3.3**       Certificate of Incorporation of Pro-Fac.
                 3.4*        Bylaws of Pro-Fac.
                10.1**       Indenture,  dated  as  of  November  3,  1994  (the
                             "Indenture"),  among PFAC, Pro-Fac and IBJ Schroder
                             Bank  &  Trust  Company  ("IBJ"),  as  Trustee,  as
                             amended by First Supplemental  Indenture,  dated as
                             of November 3, 1994,  each with  respect to Curtice
                             Burns' 12.25 percent Senior  Subordinated Notes due
                             2005 (the "Notes").

                10.2**       Term Loan,  Term Loan  Facility and  Seasonal  Loan
                             Agreement, dated as of November 3, 1994, among Springfield Bank for Cooperatives (the "Bank"),
                             Curtice Burns and PFAC.

                10.3**       Parent Guaranty, dated as of November 3, 1994, by
                             Pro-Fac in favor of the Bank.

                10.4**       Parent Security Agreement, dated as of November 3,
                             1994 between Pro-Fac and the Bank.

                10.5**       Mortgage,  Open End Mortgage,  Deed of Trust, Trust
                             Deed, Deed to Secure Debt, Purchase Money Mortgage,
                             Assignment,   Security   Agreement   and  Financing
                             Statement   dated  November  3,  1994  among  PFAC,
                             Curtice Burns and the Bank.

                10.6** Marketing and Facilitation Agreement, dated as of November 3, 1994, between Pro-Fac and Curtice Burns.

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

                10.11**      Non-Qualified Profit Sharing Plan, as amended.

                10.12*       Excess Benefit Retirement Plan.

                10.13* Modification A of Term Loan, Term Loan Facility, and Seasonal Loan Agreement, Dated as of January
                             26, 1995, Between Curtice Burns and the Bank.

                10.14*       Second Amendment to Non-Qualified Profit Sharing
                             Plan.

                10.15***     Modifications  B - D of Term Loan,  Term Loan
                             Facility,  and Seasonal Loan Agreement  Between
                             Curtice Burns and the Bank.

                10.16        Modifications  E - F of Term Loan,  Term Loan
                             Facility,  and Seasonal Loan Agreement  Between
                             Curtice Burns and the Bank.

                10.17        Equity Value Plan Adopted on June 24, 1996.

                10.18        Seasonal Loan Agreement Between Pro-Fac and the
                             Bank Dated June 28, 1996.

                21.1         List of Subsidiaries.

                27           Financial Data Schedule.


*    Incorporated by reference from Registration Statement No. 33-60273.

** Incorporated by reference from Registration Statement No. 33-56517, as amended.

*** Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 24, 1995.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 PRO-FAC COOPERATIVE, INC.




Date:    August 22, 1996                   BY:   /s/ Stephen R. Wright
         ---------------
                                                     STEPHEN R. WRIGHT
                                                      GENERAL MANAGER

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

                   SIGNATURE                                                     TITLE                                      DATE

/s/            Bruce R. Fox                                            President and Director                       August 22, 1996
- ----------------------------------------------------------                                                          ---------------
           (BRUCE R. FOX)

/s/             Albert P. Fazio                                        Vice President and Director                  August 22, 1996
- ----------------------------------------------------------                                                          ---------------
            (ALBERT P. FAZIO)

/s/            Steven D. Koinzan                                       Treasurer and Director                       August 22, 1996
- ----------------------------------------------------------                                                          ---------------
            (STEVEN D. KOINZAN)

/s/            Tommy R. Croner                                         Secretary and Director                       August 22, 1996
- ----------------------------------------------------------                                                          ---------------
            (TOMMY R. CRONER)

/s/            Dale W. Burmeister                                      Director                                     August 22, 1996
- ----------------------------------------------------------                                                          ---------------
            (DALE W. BURMEISTER)

/s/            Robert V. Call, Jr.                                     Director                                     August 22, 1996
- ----------------------------------------------------------                                                          ---------------
            (ROBERT V. CALL, JR.)

/s/            Glen Lee Chase                                          Director                                     August 22, 1996
- ----------------------------------------------------------                                                          ---------------
            (GLEN LEE CHASE)

/s/            Kenneth A. Mattingly                                    Director                                     August 22, 1996
- ----------------------------------------------------------                                                          ---------------
            (KENNETH A. MATTINGLY)

/s/            Allan D. Mitchell                                       Director                                     August 22, 1996
- ----------------------------------------------------------                                                          ---------------
            (ALLAN D. MITCHELL)

/s/            Allan W. Overhiser                                      Director                                     August 22, 1996
- ----------------------------------------------------------                                                          ---------------
            (ALLAN W. OVERHISER)

/s/            Paul E. Roe                                             Director                                     August 22, 1996
- ----------------------------------------------------------                                                          ---------------
            (PAUL E. ROE)

/s/            Edward L. Whitaker                                      Director                                     August 22, 1996
- ----------------------------------------------------------                                                          ---------------
            (EDWARD L. WHITAKER)

/s/           Stephen R. Wright                                        General Manager                              August 22, 1996
- ----------------------------------------------------------                                                          ---------------
           (STEPHEN R. WRIGHT)                                         (Principal Executive Officer)

/s/             William D. Rice                                        Assistant Treasurer and                      August 22, 1996
- ----------------------------------------------------------                                                          ---------------
           (WILLIAM D. RICE)                                           Management Chief Financial Officer
                                                                       (Principal Accounting Officer)
