Form 10-Q
period 1996-09-28
PRO FAC COOPERATIVE INC
filed 1996-10-30
CIK 202932

10

                               Page 1 of 13 Pages




                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-Q


          Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1996

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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 15, 1996.

                            Common Stock - 1,855,329

                                                                 4
                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Consolidated Statement of Operations and Net Proceeds

(Dollars in Thousands)

                                                                          Quarter Ended
                                                                  September 28,   September 23,
                                                                      1996            1995

Net sales                                                            $174,000        $165,178
Cost of sales                                                         132,309         122,646
Gross profit                                                           41,691          42,532
Selling, administrative, and general expense                          (32,916)        (36,715)
Operating income                                                        8,775           5,817
Interest expense                                                       (9,881)        (10,046)
Loss before taxes, dividends, allocation of net proceeds, and
   cumulative effect of an accounting change                           (1,106)         (4,229)
Tax (provision)/benefit                                                  (527)          1,796
Loss before cumulative effect of an accounting change,
   dividends, and allocation of net proceeds                           (1,633)         (2,433)
Cumulative effect of an accounting change                               4,516               0
Net income/(loss)                                                    $  2,883        $ (2,433)

Allocation of Net Proceeds:
   Net income/(loss)                                                 $  2,883        $ (2,433)
   Dividends on common and preferred stock                             (1,335)         (5,035)
   Net proceeds/(deficit)                                               1,548          (7,468)
   Allocation (to)/from earned surplus                                 (1,035)          7,468
   Net proceeds available to members                                 $    513        $      0

Net Proceeds Available to Members:
   Estimated cash payment                                            $    103        $      0
   Qualified retains                                                      410               0
   Net proceeds available to members                                 $    513        $      0

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet

(Dollars in Thousands)
                                                                                           September 28,    June 29,  September 23,
                                                                                               1996           1996        1995

Assets
Current assets:
  Cash and cash equivalents                                                                  $  6,682        $  8,873    $  5,221
   Accounts receivable, trade, net                                                             62,020          47,259      60,913
   Accounts receivable, other                                                                   6,268           6,814      12,780
   Income taxes refundable                                                                          0               0      11,679
   Current deferred tax assets                                                                 13,731          13,731       3,954
   Inventories -
     Finished goods                                                                           158,474          97,018     179,559
     Raw materials and supplies                                                                35,161          33,556      52,387
           Total inventories                                                                  193,635         130,574     231,946
   Prepaid manufacturing expense                                                                1,111          11,339           0
   Prepaid expenses and other current assets                                                    8,742           1,066       4,944
           Total current assets                                                               292,189         219,656     331,437
Investment in Bank                                                                             24,439          24,439      22,907
Property, plant, and equipment, net                                                           269,254         271,574     279,669
Assets held for sale                                                                            5,113           5,368       5,521
Goodwill and other intangible assets, net                                                     102,734         103,760      79,375
Other assets                                                                                   12,550          12,500      13,692
           Total assets                                                                      $706,279        $637,297    $732,601
Liabilities and Shareholders and Members Capitalization
Current liabilities:
   Notes payable                                                                             $ 63,000        $      0      86,000
   Current portion of obligations under capital leases                                            548             547         764
   Current portion of long-term debt                                                            8,075           8,075       8,008
   Accounts payable                                                                            46,188          54,791      59,122
   Income taxes payable                                                                         3,961           2,289           0
   Accrued interest                                                                             4,767           9,447       4,525
   Accrued employee compensation                                                                8,143           8,368       7,042
   Accrued manufacturing expense                                                                    0               0         787
   Other accrued expenses                                                                      27,554          24,775      19,288
   Dividends payable                                                                                0             128           0
   Amounts due members                                                                         27,051           7,875      16,303
           Total current liabilities                                                          189,287         116,295     201,839
Long-term debt                                                                                162,164         167,683     185,274
Senior subordinated notes                                                                     160,000         160,000     160,000
Obligations under capital leases                                                                1,125           1,125       1,650
Deferred income tax liabilities                                                                44,753          44,753      27,457
Other non-current liabilities                                                                  20,713          20,741      18,593
           Total liabilities                                                                  578,042         510,597     594,813
Commitments and contingencies
Class B cumulative redeemable preferred stock liquidation
   preference $10 per share, authorized - 500,000 shares; issued
     and outstanding 33,364, 33,364, and 0 shares, respectively                                   334             334           0
Common stock, par value $5, authorized - 5,000,000 shares
                                                    September 28,    June 29,  September 23,
                                                        1996           1996        1995

Shares issued                                        1,855,329      1,836,963    1,886,424
Shares subscribed                                       57,859         59,359       51,638
           Total subscribed and issued               1,913,188      1,896,322    1,938,062
Less subscriptions receivable in installments          (57,859)       (59,359)     (51,638)
                                                     1,855,329      1,836,963    1,886,424      9,277           9,185       9,432
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                      32,728          32,318      34,242
   Non-qualified allocation to members                                                          3,275           3,275       3,851
   Non-cumulative preferred stock, par value $25; authorized -
     5,000,000 shares; issued and outstanding - 105,788,
       105,788, and 3,043,325, respectively                                                     2,645           2,645      76,083
   Class A cumulative preferred stock, liquidation preference
     $25 per share; authorized - 49,500,000 shares; issued and
       outstanding 3,032,704, 3,032,704 and 0 shares,
          respectively                                                                         75,818          75,818           0
   Earned surplus                                                                               4,160           3,125      14,180
           Total shareholders' and members' capitalization                                    118,626         117,181     128,356
           Total liabilities and capitalization                                              $706,279        $637,297    $732,601

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows

(Dollars in Thousands)

                                                                                                        Quarter Ended
                                                                                                 September 28,    September 23,
                                                                                                     1996             1995

 Cash flows from operating activities:
  Net income/(loss)                                                                             $  2,883          $ (2,433)
   Adjustments to reconcile net income to net cash provided by operating activities:
     Cumulative effect of an accounting change                                                     (4,516)                0
     Amortization of goodwill, other intangibles, and financing fees                                1,226             1,180
     Depreciation                                                                                   6,202             6,374
     Change in assets and liabilities:
       Accounts receivable                                                                        (14,215)           (5,137)
       Inventories                                                                                (63,061)          (67,486)
       Accounts payable and accrued expenses                                                         (629)             (549)
       Amounts due to members                                                                      19,073             2,955
       Federal and state taxes refundable                                                             471            (1,573)
       Other assets and liabilities                                                                (2,236)           (3,892)
       Deferred taxes                                                                                   0              (122)
Net cash used in operating activities                                                             (54,802)          (70,683)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                                                      (3,920)           (6,696)
   Disposals of property, plant, and equipment                                                        293             4,790
   Cash paid for acquisition                                                                            0            (5,400)
Net cash used in investing activities                                                              (3,627)           (7,306)

Cash flows from financing activities:
   Proceeds from short-term debt                                                                   63,000            86,000
   Proceeds from long-term debt                                                                         0             5,400
   Payments on long-term debt                                                                      (5,519)           (7,335)
   Issuances of common stock, net of repurchases                                                       92                37
   Cash paid in lieu of fractional shares                                                               0                (9)
   Cash dividends paid                                                                             (1,335)           (5,035)
Net cash provided by financing activities                                                          56,238            79,058
Net change in cash and cash equivalents                                                            (2,191)            1,069
Cash and cash equivalents at beginning of period                                                    8,873             4,152
Cash and cash equivalents at end of period                                                       $  6,682          $  5,221

Fiscal 1996 amounts above exclude the effects of the acquisition of Packer Foods as detailed in the Supplemental  Disclosure of Cash Flow Information
Supplemental Disclosure of Cash Flow Information
   Cash paid/(received) during the year for:
     Interest                                                                                    $ 14,476          $ 14,694
     Income taxes, net                                                                           $     56          $    (82)

   Acquisition of Packer Foods in July 1995:
     Accounts receivable                                                                                           $  1,375
     Inventories                                                                                                      4,278
     Prepaid expenses and other current assets                                                                          270
     Property, plant and equipment                                                                                    5,884
     Goodwill                                                                                                           128
     Accounts payable                                                                                                (4,954)
     Accrued expenses                                                                                                  (257)
     Deferred income tax                                                                                               (226)
     Other non-current liabilities                                                                                   (1,098)
     Cash paid for acquisition                                                                                     $  5,400

The accompanying notes are an integral part of these consolidated financial statements.

                           PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The following summarizes the significant accounting policies applied in the preparation of the accompanying financial statements. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in Pro-Fac's Form 10-K for the fiscal year ended June 29, 1996.

Consolidation: As of all dates after November 3, 1994, and for all periods after such date, the consolidated financial statements include the Cooperative and its wholly-owned subsidiary, Curtice-Burns Foods, Inc. (Curtice Burns or the Company) after elimination of intercompany transactions and balances.

Change in Accounting Principle: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. This change is preferable because it provides a better matching of costs with related revenues. In addition, the independent accountants of the Company have agreed that this change in accounting is preferable. Their report, relative to this change in accounting, is attached to this filing as Exhibit 18. The Senior Subordinated Note agreement of the Company allows that if holders of greater than 25 percent of the Notes object to this change, the Company would return to its previous accounting practice. The favorable cumulative effect of the change (net of income taxes of $1.2 million) was $4.5 million. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates.

Reclassification: Certain items for fiscal 1996 have been reclassified to conform with fiscal 1997 presentation.

NOTE 2.       AGREEMENTS WITH CURTICE BURNS

The contractual relationship between the two parties is defined in the Pro-Fac Marketing and Facilitation Agreement (Agreement). Under the Agreement, the Company pays Pro-Fac the commercial market value (CMV) for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Curtice Burns, it may be more or less than the price Curtice Burns would pay in the open market in the absence of the Agreement. Under the Agreement the Company is required to have on its board of directors some persons who are neither members of nor affiliated with Pro-Fac (Disinterested Directors). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Curtice Burns under the Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors. In addition, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac (Pro-Fac Products), the Company pays to Pro-Fac up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of the Company. Additional patronage income is paid to Pro-Fac for services provided to Curtice Burns, including the provision of a long term, stable crop supply, favorable payment terms for crops and access to cooperative bank financing and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year.

Some of the additional patronage income received by Pro-Fac from the Company is not paid in cash by Pro-Fac to its members but is instead allocated to them through notices of allocation (Retains). Funds represented by Retains have historically been reinvested by Pro-Fac in the Company. Under the Indentures related to the Notes, Pro-Fac is required to reinvest at least 70 percent of the additional Patronage income in Curtice Burns.

NOTE 3.       OTHER MATTERS

Finger Lakes Packaging: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. The transaction price was approximately $30.0 million and includes a long-term supply agreement between Silgan and Curtice Burns. A gain of approximately $4.0 million will be recognized in the second quarter earnings of the Company. Proceeds from this sale were applied to debt.

Dividends: Subsequent to quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends amounted to $1.3 million and were paid on October 30, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this review is to highlight the more significant changes in the major items of Pro-Fac's statement of operations and net proceeds in the first quarter of fiscal 1997 and 1996.

                         PRO-FAC'S RESULTS OF OPERATIONS

Changes From the First Quarter of Fiscal 1996 to the First Quarter of Fiscal 1997: For the quarter ended September 28, 1996, the change in net proceeds compared to the prior year is summarized below in millions of dollars:

Change in gross profit                                             $(0.8)
Change in selling, general and administrative expenses               3.8
Change in interest expense                                           0.1
Change in income before taxes, dividends, allocations
  of net proceeds, and cumulative effect of an accounting change     3.1
Change in taxes on income                                           (2.3)
Cumulative effect of an accounting change                            4.5
Change in net income                                               $ 5.3

                       CURTICE BURNS RESULTS OF OPERATIONS

The following tables illustrate the Company's results of operations by business for the quarters ended September 28, 1996 and September 23, 1995, and the Company's total assets by business as of September 28, 1996 and September 23, 1995.

Net Sales

(Dollars in Millions)

                                                   Quarter Ended
                                        September 28,           September 23,
                                            1996                    1995
                                                % of                   % of
                                        $       Total          $       Total

Comstock Michigan Fruit (CMF)     $ 78.0       44.8%     $ 68.7       41.6%
Nalley Fine Foods                     44.2       25.4        46.4       28.1
Southern Frozen Foods                 22.4       12.9        22.9       13.9
Snack Foods Group                     17.2        9.9        15.4        9.3
Brooks Foods                           7.1        4.1         6.9        4.2
  Subtotal ongoing operations        168.9       97.1       160.3       97.1
Business to be sold1                   5.1        2.9         4.9        2.9
  Total                             $174.0      100.0%     $165.2      100.0%

1  Subsequent to quarter end, the Company sold Finger Lakes Packaging.  See NOTE 3 - Other Matters.

Operating Income1


(Dollars in Millions)

                                                                                            Quarter Ended
                                      September 28,        September 23,
                                          1996                 1995
                                              % of                  % of
                                       $      Total         $       Total

CMF                                $ 3.7       42.0%     $ 3.9       67.2%
Nalley Fine Foods                    2.1       23.9        1.0       17.2
Southern Frozen Foods                1.9       21.6        1.0       17.2
Snack Foods Group                    1.5       17.0        1.0       17.2
Brooks Foods                         0.5        5.7        0.4        6.9
Corporate overhead                  (1.1)     (12.5)      (2.2)     (37.8)
  Subtotal ongoing operations        8.6       97.7        5.1       87.9
Business to be sold2                 0.2        2.3        0.7       12.1
  Total                            $ 8.8      100.0%     $ 5.8      100.0%

1   Excludes  cumulative  effect of an  accounting  change.  See NOTE 1 - Summary  of  Accounting  Policies - Change in  Accounting
    Principle.

2   Subsequent to quarter end, the Company sold Finger Lakes Packaging.  See NOTE 3 - Other Matters.

EBITDA1

(Dollars in Millions)

                                                Quarter Ended
                                      September 28,        September 23,
                                          1996                 1995
                                               % of                  % of
                                        $      Total         $       Total

CMF                                 $  7.1      44.4%    $  7.4       56.5%
Nalley Fine Foods                      3.6      22.5        2.3       17.6
Southern Frozen Foods                  3.0      18.7        2.3       17.6
Snack Foods Group                      2.0      12.5        1.5       11.4
Brooks Foods                           0.7       4.4        0.6        4.6
Corporate overhead                    (1.0)     (6.3)      (2.2)     (16.8)
  Subtotal ongoing operations         15.4      96.2       11.9       90.9
Business to be sold2                   0.6       3.8        1.2        9.1
  Total                              $16.0     100.0%     $13.1      100.0%

1   EBITDA does not  represent  information  prepared in accordance  with  generally  accepted  accounting  principles,  nor is such information considered superior to information presented in accordance with generally accepted accounting  principles.  Excludes cumulative effect of an accounting change.  See NOTE 1 - Summary of Accounting Policies - Change in Accounting Principle.

2   Subsequent to quarter end, the Company sold Finger Lakes Packaging.  See NOTE 3 - Other Matters.

Total Assets


(Dollars in Millions)

                                                                                            Quarter Ended
                                      September 28,           September 23,
                                          1996                    1995
                                                % of                    % of
                                       $       Total            $       Total

CMF                                $313.4       44.4%       $338.2      46.6%
Nalley Fine Foods                   154.7       21.9         161.5      22.3
Southern Frozen Foods                90.6       12.8          99.2      13.7
Snack Foods Group                    27.6        3.9          28.0       3.9
Brooks Foods                         24.2        3.4          23.4       3.2
Corporate                            61.7        8.8          37.4       5.1
  Subtotal ongoing operations       672.2       95.2         687.7      94.8
Business to be sold1                 34.0        4.8          37.5       5.2
  Total                            $706.2      100.0%       $725.2     100.0%

1   Subsequent to quarter end, the Company sold Finger Lakes Packaging.  See NOTE 3 - Other Matters.

The following table illustrates the Company's income statement data and the percentage of net sales represented by these items for the quarters ended September 28, 1996 and September 23, 1995.

Consolidated Statement of Operations

(Dollars in Millions)

                                                                                          Quarter Ended
                                                                           September 28,                   September 23,
                                                                               1996                            1995
                                                                                    % of                       % of
                                                                         $        Net Sales         $        Net Sales

Net sales                                                             $174.0        100.0%       $165.2        100.0%
Cost of sales                                                          132.3         76.0         122.6         74.2
Gross profit                                                            41.7         24.0          42.6         25.8
Selling, administrative and general expenses                           (32.9)       (18.9)        (36.8)       (22.3)
Operating income before dividing with Pro-Fac                            8.8          5.1           5.8          3.5
Interest expense                                                        (9.4)        (5.4)        (10.0)        (6.0)
Pretax loss before dividing with Pro-Fac and before
   cumulative effect of an accounting change                            (0.6)        (0.3)         (4.2)        (2.5)
Pro-Fac share of loss before cumulative effect of an
   accounting change                                                     0.3          0.2           2.1          1.3
Loss before taxes and cumulative effect of an accounting change         (0.3)        (0.1)         (2.1)        (1.2)
Tax benefit/(provision)                                                 (0.1)        (0.1)          0.3          0.1
Cumulative effect of an accounting change before dividing
   with Pro-Fac                                                          4.5          2.6           0.0          0.0
Pro-Fac share of accounting change                                      (2.6)        (1.5)          0.0          0.0
Net income/(loss)                                                     $  1.5          0.9%       $ (1.8)        (1.1)%


       CHANGES FROM FIRST QUARTER FISCAL 1995 TO FIRST QUARTER FISCAL 1996

Net Sales: The net sales increase in the first quarter compared to the prior year of $8.8 million is primarily attributable to increased volume and improved pricing at both CMF and the Snack Foods Group.

More specifically, the vegetable category at CMF has experienced improved pricing due to several industry factors as well as increasing sales to new customers. Net sales for the CMF vegetable category increased $5.0 million. Higher product costs have increased pricing in the canned-fruit category which along with incremental sales from the Packer Foods acquisition have resulted in net sales increases of approximately $1.4 million for the quarter.


Increases   at  the  Snack   Foods   Group  are   attributable   to   successful
sales/marketing efforts and the acquisition of Matthews Candy Company during the fourth quarter of fiscal 1996.

Canned meats and salads at Nalley have increased $1.8 million due to sales and marketing efforts. These increases were, however, offset by a net sales decrease in the pickle ($2.5 million) and salad dressing ($1.1 million) product lines. These decreases were the result of a decline in sales volume as a result of competitive new product introductions. Sales and marketing efforts for these categories are currently being reviewed to ensure opportunities for growth are obtained.

Gross Profit: Gross profit of $41.7 million in the quarter ended September 28, 1996 decreased $0.9 million or 2.1 percent from $42.6 million in the quarter ended September 23, 1995. This decrease is primarily attributable to the competitive pressures experienced in the salad dressing category, primarily offset by stronger pricing in most other product lines.

Selling, Administrative, and General Expenses: Selling, Administrative, and General expenses have decreased $3.8 million as compared with the prior year. A $1.3 million decrease in trade promotions related primarily to decreased spending at the Nalley division. Reductions in other administrative expenses accounted for $2.3 million and were primarily attributable to the elimination of consulting and legal expenses incurred in the prior year and benefits from the restructuring initiative that began late in fiscal 1996.

Interest Expense: The decrease in interest expense was a benefit of inventory reduction and cash flow management programs initiated in fiscal 1996.

Provision for Taxes: The provision for taxes in the quarter ended September 28, 1996 of $0.1 million changed $0.4 million from the benefit of $0.3 million in the quarter ended September 23, 1995. The tax provision was negatively impacted by the non-deductibility of goodwill.

Cumulative Effect of a Change in Accounting: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. This change is preferable because it provides a better matching of costs with related revenues. In addition, the independent accountants of the Company have agreed that this change in accounting is preferable. Their report, relative to this change in accounting, is attached to this filing as Exhibit 18. The Senior Subordinated Note agreement of the Company allows that if holders of greater than 25 percent of the Notes object to this change, the Company would return to its previous accounting practice. The favorable cumulative effect of the change (net of the Pro-Fac share of $2.6 million and income taxes of $1.2 million) was $1.9 million. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Consolidated Statement of Changes in Cash Flows for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996.

Net cash used in operating activities decreased $15.9 million or 22.5 percent from $70.7 million in fiscal 1996 to $54.8 million in fiscal 1997. Net income excluding the cumulative effect of an accounting change increased $0.8 million from the prior year. The decrease in net cash used in operations was also due to a $4.4 million reduction for inventories as a result of an inventory-reduction program initiated in fiscal 1996; a $9.1 million increase in cash usage relating to accounts receivable due to the receipt of insurance proceeds in the prior year; and a $16.1 million change in cash usage relating to amounts payable to members is primarily due to increased deliveries and changes in the timing of deliveries from year to year. In July of each year, members receive the final payment for crops processed in the prior fiscal year. The crops processed in fiscal 1996 were less than the prior year, and payments of the members were further reduced by 10 percent due to losses for fiscal 1996. Changes in other assets and liabilities used $3.7 million less than the prior year.

Net cash used by investing activities amounted to $3.6 million in fiscal 1997 compared to $7.3 million in fiscal 1996. In fiscal 1997, $3.9 million was used for the purchase of property, plant, and equipment compared to $6.7 million in fiscal 1996. Also in fiscal 1996, $5.4 million was used for the purchase of Packer Foods, and disposals provided $4.8 million. The sale of Nalley Ltd. accounted for the majority of the proceeds from disposals in the first quarter of fiscal 1996.

Net cash provided by financing activities amounted to $56.2 million in fiscal 1997 compared to $79.1 million provided in fiscal 1996. Proceeds from short- and long-term debt amounted to $63.0 million in fiscal 1997 and $91.4 in fiscal 1996 ($5.4 million of which was used to finance the Packer acquisition in fiscal
1996). The decreased loan proceeds were primarily the result of the inventory-reduction program, reduced dividend payments, and improved profitability. Long-term debt payments amounted to $5.5 million in fiscal 1997 and $7.3 million in fiscal 1996. Dividends paid in fiscal 1997 amounted to $1.3 million compared to $5.0 million in fiscal 1996. The decreased dividends were due to the conversion of non-cumulative preferred stock to cumulative preferred stock and the Nasdaq listing requirement of quarterly dividend payments as opposed to the annual payment previously made in July. In addition, the prior year included a common dividend of $0.5 million which was not made in fiscal 1997.


Borrowings: Under the New Credit Agreement, as amended, Curtice Burns is able to borrow up to $84.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $14.2 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) the total line and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

As of September 28, 1996, (i) cash borrowings outstanding under the Seasonal Facility were $63.0 million and (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing was $21.0 million. In addition to its seasonal financing, as of September 28, 1996, the Company had $15.1 million available for long-term borrowings under the Term Loan Facility. Because of the additional debt as a result of the acquisition of the Company by Pro-Fac, the cash flow of the Company is the single, most important measure of performance. The Cooperative believes that the cash flow generated by its operations and the amounts available under the Seasonal and Term Loan Facilities should be sufficient to fund its working capital needs, fund its capital expenditures, service its debt, and pay dividends for the foreseeable future.

Certain financing arrangements require that Pro-Fac and Curtice Burns meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of September 28, 1996, Pro-Fac is in compliance with, or has obtained waivers for, all such covenants, restrictions and limitations.

Short- and Long-Term Trends: The vegetable portion of the business, which includes CMF and Southern Frozen Foods, can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from the crops that year. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather.

The effect of the 1996 growing season on fiscal 1997 financial results cannot be estimated until late 1996 or early calendar 1997 when harvesting is complete and national supplies can be determined. The Company began fiscal 1997 with $29.6 million less inventories than the beginning of fiscal 1996 and at the end of the first quarter of fiscal 1997 inventories were $38.3 million less than the prior year. The reduction in inventories was primarily accomplished as a result of decreased production and increased sales and was planned to correct the higher carryover inventory situation from the previous year and to improve the utilization of capital. The spring of 1996 produced excessive rain in some of the growing areas of the Company and drought conditions in some others. These adverse weather conditions delayed or reduced the processing of certain early 1996 crops which further reduced inventory levels and increased costs.

Other Matters:

Finger Lakes Packaging: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. The transaction price was approximately $30.0 million and includes a long-term supply agreement between Silgan and Curtice Burns. A gain of approximately $4.0 million will be recognized in the second quarter earnings of the Company. Proceeds from this sale were applied to Bank debt.

Deferred Taxes: During the first quarter of fiscal 1996 the net deferred taxes liabilities of Pro-Fac were reduced by approximately $22 million. The adjustment was made in conjunction with the Curtice Burns obtaining its cooperative tax status and was applied against goodwill, as it represented an uncertainty related to income taxes outstanding at the date of the acquisition. Based on further guidance from outside counsel, it was later determined that such an adjustment was not warranted. Accordingly, the adjustment was reversed at the end of fiscal 1996.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     (a) EXHIBITS

         EXHIBIT
         NUMBER                        DESCRIPTION

         Exhibit 18            Change in Accounting Method
         Exhibit 27            Financial Data Schedule

     (b) No current report on Form 8-K was filed during the fiscal period to which this report relates.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              PRO-FAC COOPERATIVE, INC.




Date:  October 30, 1996       BY:/s/            Stephen R. Wright
                                                STEPHEN R. WRIGHT,
                                                 GENERAL MANAGER




Date:  October 30, 1996       BY:/s/             William D. Rice
                                                 WILLIAM D. RICE,
                                              ASSISTANT TREASURER AND
                                       CHIEF MANAGEMENT FINANCIAL OFFICER
                                         (PRINCIPAL ACCOUNTING OFFICER)