Form 10-Q
period 1996-12-28
PRO FAC COOPERATIVE INC
filed 1997-01-29
CIK 202932

13

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

                For the quarterly period ended December 28, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                Registration Statement (Form S-1) Number 33-60273

                            PRO-FAC COOPERATIVE, INC.
             (Exact Name of Registrant as Specified in its Charter)

        New York                                        16-6036816
State or other jurisdiction of                         (IRS Employer
ncorporation or organization                        Identification Number)

       90 Linden Place, PO Box 682, Rochester, NY       14603
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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 15, 1996.

                            Common Stock - 1,800,371

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Consolidated Statement of Operations and Net Proceeds

(Dollars in Thousands)

                                                                 Three Months Ended                     Six Months Ended
                                                             December 28,     December 23,       December 28,         December 23,
                                                                 1996             1995               1996                 1995
                                                             ------------     ------------       ------------         ------------

Net sales                                                      $208,186         $208,186            $382,186            $373,364
Cost of sales                                                   148,630          156,495             280,939             279,141
                                                               --------         --------            --------            --------
Gross profit                                                     59,556           51,691             101,247              94,223
Gain on sale of Finger Lakes Packaging                            3,565                0               3,565                   0
Selling, administrative, and general expense                    (41,881)         (46,308)            (74,797)            (83,023)
                                                               --------         --------            --------            --------
Operating income                                                 21,240            5,383              30,015              11,200
Interest expense                                                 (9,561)         (10,959)            (19,442)            (21,005)
                                                               --------         --------            --------            --------
Income/(loss) before taxes, dividends, allocation of net
   proceeds, and cumulative effect of an accounting change       11,679           (5,576)             10,573              (9,805)
Tax (provision)/benefit                                          (3,126)             915              (3,653)              2,711
                                                               --------         --------            --------            --------
Income/(loss) before cumulative effect of an accounting
   change, dividends, and allocation of net proceeds              8,553           (4,661)              6,920              (7,094)
Cumulative effect of an accounting change                             0                0               4,516                   0
                                                               --------         --------            --------            --------
Net income/(loss)                                              $  8,553         $ (4,661)           $ 11,436            $ (7,094)
                                                               ========         ========            ========            ========

Allocation of Net Proceeds:
   Net income/(loss)                                           $  8,553         $ (4,661)           $ 11,436          $   (7,094)
   Dividends on common and preferred stock                       (1,343)          (1,312)             (2,678)             (6,347)
                                                               --------         --------            --------         -----------
   Net proceeds/(deficit)                                         7,210           (5,973)              8,758             (13,441)
   Allocation (to)/from earned surplus                           (3,247)           5,973              (4,282)             13,441
                                                               --------         --------            --------          ----------
   Net proceeds available to members                           $  3,963         $      0            $  4,476       $           0
                                                               ========         ========            ========       =============

Net Proceeds Available to Members:
   Estimated cash payment                                      $    792                             $    895
   Qualified retains                                              3,171                                3,581
                                                               --------                             --------
   Net proceeds available to members                           $  3,963                             $  4,476
                                                               ========                             ========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet

(Dollars in Thousands)
                                                                                        December 28,     June 29,     December 23,
                                                                                            1996           1996           1995
                                                                                        ------------    ---------     ------------

Assets
Current assets:
   Cash and cash equivalents                                                             $  7,653       $  8,873        $  6,188
   Accounts receivable, trade, net                                                         57,633         47,259          62,094
   Accounts receivable, other                                                               4,857          6,814           9,880
   Income taxes refundable                                                                      0              0          11,987
   Current deferred tax assets                                                              9,995         13,731           3,954
   Inventories -
     Finished goods                                                                       142,545         97,018         165,009
     Raw materials and supplies                                                            35,128         33,556          46,581
                                                                                         --------       --------        --------
           Total inventories                                                              177,673        130,574         211,590
                                                                                         --------       --------        --------
   Prepaid manufacturing expense                                                                0         11,339               0
   Prepaid expenses and other current assets                                                9,243          1,066           4,045
                                                                                         --------       --------        --------
           Total current assets                                                           267,054        219,656         309,738
Investment in Bank                                                                         24,439         24,439          22,907
Property, plant, and equipment, net                                                       250,002        271,574         277,035
Assets held for sale                                                                          903          5,368           5,935
Goodwill and other intangible assets, net                                                  99,842        103,760          83,706
Other assets                                                                               11,304         12,500          12,899
                                                                                         --------       --------        --------
           Total assets                                                                  $653,544       $637,297        $712,220
                                                                                         ========       ========        ========
Liabilities and Shareholders' and Members' Capitalization Current liabilities:
   Notes payable                                                                         $ 32,000       $      0        $ 70,000
   Current portion of obligations under capital leases                                        547            547             764
   Current portion of long-term debt                                                        8,075          8,075           8,056
   Accounts payable                                                                        44,582         54,791          49,361
   Income taxes payable                                                                     5,723          2,289               0
   Accrued interest                                                                         9,444          9,447           9,486
   Accrued employee compensation                                                            8,551          8,368           7,945
   Accrued manufacturing expense                                                            2,771              0           2,269
   Other accrued expenses                                                                  30,234         24,775          27,515
   Dividends payable                                                                           40            128             103
   Amounts due members                                                                     21,469          7,875          17,454
                                                                                         --------       --------        --------
           Total current liabilities                                                      163,436        116,295         192,953
Long-term debt                                                                            133,342        167,683         181,420
Senior subordinated notes                                                                 160,000        160,000         160,000
Obligations under capital leases                                                            1,125          1,125           1,620
Deferred income tax liabilities                                                            40,537         44,753          26,244
Other non-current liabilities                                                              20,693         20,741          17,906
                                                                                         --------       --------        --------
           Total liabilities                                                              519,133        510,597         580,143
                                                                                         --------       --------        --------
Commitments and contingencies
Class B cumulative  redeemable  preferred stock  liquidation  preference $10 per share, authorized - 500,000 shares; issued and
     outstanding 36,531, 33,364, and 25,478 shares, respectively                              365            334             255
Common stock, par value $5, authorized - 5,000,000 shares
                                                  December 28,   June 29,  December 23,
                                                      1996         1996        1995
                                                  -----------   ---------  ------------
Shares issued                                      1,800,371    1,836,963   1,888,154
Shares subscribed                                     49,422       59,359      58,013
                                                   ---------    ---------   ---------
           Total subscribed and issued             1,849,793    1,896,322   1,946,167
Less subscriptions receivable in installments        (49,422)     (59,359)    (58,013)
                                                   ---------    ---------   ---------
                                                   1,800,371    1,836,963   1,888,154       9,002          9,185           9,441
                                                   =========    =========   =========
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                  35,899         32,318          34,239
   Non-qualified allocation to members                                                      3,275          3,275           3,851
   Non-cumulative preferred stock, par value $25; authorized - 5,000,000 shares;
     issued and outstanding - 61,597,
       105,788, and 231,147, respectively                                                   1,540          2,645           5,779
   Class A cumulative preferred stock, liquidation preference
     $25 per share; authorized - 49,500,000 shares; issued and
       outstanding 3,076,895, 3,032,704 and 2,812,178 shares,
          respectively                                                                     76,923         75,818          70,304
   Earned surplus                                                                           7,407          3,125           8,208
                                                                                         --------       --------        --------
           Total shareholders' and members' capitalization                                125,044        117,181         122,381
                                                                                         --------       --------        --------
           Total liabilities and capitalization                                          $653,544       $637,297        $712,220
                                                                                         ========       ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows

(Dollars in Thousands)

                                                                                            Six Months Ended
                                                                                     December 28,      December 23,
                                                                                         1996              1995
                                                                                     ------------      ------------
Cash flows from operating activities:
   Net income/(loss)                                                                  $ 11,436          $ (7,094)

   Adjustments to reconcile net  income/(loss) to net cash provided by operating activities:
     Cumulative effect of an accounting change                                          (4,516)                0
     Amortization of goodwill, other intangibles, and financing fees                     2,451             2,053
     Depreciation                                                                       11,897            12,772
     Gain on sale of Finger Lakes Packaging                                             (3,565)                0
     Change in assets and liabilities:
       Accounts receivable                                                             (14,572)           (3,877)
       Inventories                                                                     (51,790)          (47,158)
       Accounts payable and accrued expenses                                            10,409              (169)
       Amounts due to members                                                           12,699             3,644
       Federal and state taxes refundable                                                3,620            (1,881)
       Other assets and liabilities                                                     (2,131)           (2,989)
                                                                                      --------          --------
Net cash used in operating activities                                                  (24,062)          (44,699)
                                                                                      --------          --------

Cash flows from investing activities:
   Purchase of property, plant, and equipment                                           (6,466)          (10,189)
   Disposals of property, plant, and equipment                                          34,439             4,019
   Cash paid for acquisition                                                                 0            (5,400)
                                                                                      --------          --------
Net cash provided by/(used in) investing activities                                     27,973           (11,570)
                                                                                      --------          --------

Cash flows from financing activities:
   Proceeds from short-term debt                                                        32,000            70,000
   Proceeds from long-term debt                                                              0             5,400
   Payments on long-term debt                                                          (34,341)          (11,141)
   Repurchases of common stock, net of issuances                                          (152)              301
   Cash paid in lieu of fractional shares                                                    0               (11)
   Cash dividends paid                                                                  (2,638)           (6,244)
                                                                                      --------          --------
Net cash (used in)/provided by financing activities                                     (5,131)           58,305
                                                                                      --------          --------
Net change in cash and cash equivalents                                                 (1,220)            2,036
Cash and cash equivalents at beginning of period                                         8,873)            4,152
                                                                                      --------          --------
Cash and cash equivalents at end of period                                            $  7,653          $  6,188
                                                                                      ========          ========

Fiscal 1996 amounts above exclude the effects of the acquisition of Packer Foods as detailed in the Supplemental Disclosure of Cash Flow Information
Supplemental Disclosure of Cash Flow Information Cash paid/(received) during the year for:
     Interest                                                                         $ 19,699          $ 25,415
                                                                                      ========          ========
     Income taxes, net                                                                      32          $   (366)
                                                                                      ========          ========

   Acquisition of Packer Foods in July 1995:
     Accounts receivable                                                                                $  1,375
     Inventories                                                                                           4,278
     Prepaid expenses and other current assets                                                               270
     Property, plant and equipment                                                                         5,884
     Goodwill                                                                                                128
     Accounts payable                                                                                     (4,954)
     Accrued expenses                                                                                       (257)
     Deferred income tax                                                                                    (226)
     Other non-current liabilities                                                                        (1,098)
                                                                                                        --------
     Cash paid for acquisition                                                                          $  5,400
                                                                                                        ========

The accompanying notes are an integral part of these consolidated financial statements.

                            PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods. The following summarizes the significant accounting policies applied in the preparation of the accompanying financial statements. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. ("Pro-Fac") Form 10-K for the fiscal year ended June 29, 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Consolidation: As of all dates after November 3, 1994, and for all periods after such date, the consolidated financial statements include Pro-Fac and its wholly-owned subsidiary, Curtice-Burns Foods, Inc. ("Curtice Burns" or "the Company") after elimination of intercompany transactions and balances.

Change in Accounting Principle: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. This change is preferable because it provides a better matching of costs with related revenues. In addition, the Company's independent accountants have agreed that this change in accounting is preferable. The Indenture, which covers the Company's Senior Subordinated Notes (the "Notes") provides among other things that, if holders of greater than 25 percent of the Notes object to this change, the Company must return to its previous accounting practice. The favorable cumulative effect of the change (net of income taxes of $1.2 million) was $4.5 million. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates.

Reclassification: Certain items for fiscal 1996 have been reclassified to conform with fiscal 1997 presentation.


NOTE 2.       AGREEMENTS WITH CURTICE BURNS

The contractual relationship between the two parties is defined in the Pro-Fac Marketing and Facilitation Agreement ("Agreement"). Under the Agreement, the Company pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Curtice Burns, it may be more or less than the price Curtice Burns would pay in the open market in the absence of the Agreement. Under the Agreement the Company is required to have on its board of directors some persons who are neither members of nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Curtice Burns under the Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors. In addition, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of the Company. Additional patronage income is paid to Pro-Fac for services provided to Curtice Burns, including the provision of a long term, stable crop supply, favorable payment terms for crops and access to cooperative bank financing and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year.

Some of the additional patronage income received by Pro-Fac from the Company is not paid in cash by Pro-Fac to its members but is instead allocated to them through notices of allocation ("Retains"). Funds represented by Retains have historically been reinvested by Pro-Fac in the Company. Under the Indenture related to the Notes, Pro-Fac is required to reinvest at least 70 percent of the additional patronage income in Curtice Burns.

NOTE 3. OTHER MATTERS

Seneca to Purchase Private Label Canned Vegetable Businesses: On January 6, 1997, the Company and Seneca Foods Corporation ("Seneca") jointly announced that they have signed a letter of intent for Seneca to acquire certain Curtice Burns assets and to realign the sourcing of Seneca's New York State raw vegetable products. The transaction calls for Seneca to acquire the Curtice Burns Leicester, New York production facility and the LeRoy, New York distribution center, as well as the Blue Boy brand.

Seneca will produce, market and sell the Blue Boy brand canned vegetables and private label canned vegetables and will also pack certain products on a contractual basis for Curtice Burns. The acquisition will not include the Greenwood and Silver Floss labels, or Curtice Burns sauerkraut, beets in glass containers, or frozen vegetable business. Terms and conditions of the agreement are subject to ongoing negotiations and board approval from Seneca and Pro-Fac.

Seneca and the Company will also forge a long-term strategic alliance to combine their agricultural departments into one organization to be managed by Curtice Burns. The objective is to maximize sourcing efficiencies of New York State vegetable requirements for both companies. This agreement will initially have a minimum ten-year term.

The parties are working towards finalizing the agreement, subject to further due diligence by both parties, and expect to close by the end of March. A mutually-agreed goal for both companies is a continuity of employment at the facilities.

No significant gain or loss is anticipated as a result of this transaction.

Finger Lakes Packaging: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging, Inc. ("Finger Lakes Packaging"), a subsidiary of the Company, to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. The Company received proceeds of approximately $30.0 million. The transaction also included a long-term supply agreement between Silgan and Curtice Burns. A gain of approximately $3.6 million was recorded. Proceeds from this sale were applied to the outstanding loans at CoBank, ACB (the "Bank").

Dividends: Subsequent to quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends amounted to $1.3 million and will be paid on January 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this review is to highlight the more significant changes in the major items of Pro-Fac's statement of operations and net proceeds in the first six months and second quarter of fiscal 1997 and 1996.

                         PRO-FAC'S RESULTS OF OPERATIONS

Changes From December 1995 to December 1996: For the three and six months ended December 28, 1996, the change in net proceeds compared to the prior year is summarized below in millions of dollars:

                                                                                    Three        Six
                                                                                    Month       Month
                                                                                    Change      Change

Change in gross profit                                                              $ 7.9       $ 7.0
Change in selling, general and administrative expenses                                4.4         8.2
Change in interest expense                                                            1.4         1.6
Gain on sale of Finger Lakes Packaging                                                3.6         3.6
                                                                                    -----       -----
Change in income before taxes, dividends, allocations
   of net proceeds, and cumulative effect of an accounting change                    17.3        20.4
Change in taxes on income                                                            (4.1)       (6.4)
Cumulative effect of an accounting change                                             0.0         4.5
                                                                                    -----       -----
Change in net income                                                                $13.2       $18.5
                                                                                    =====       =====

Because Curtice Burns is Pro-Fac's principal subsidiary, business conditions and trends affecting Curtice Burns' profitability also affect the profitability of Pro-Fac. For these reasons, management believes discussions relating to the financial condition and results of operations of Pro-Fac should primarily focus on the operations of Curtice Burns.

                       CURTICE BURNS RESULTS OF OPERATIONS

The following tables illustrate the Company's results of operations by business for the three- and six-month periods ended December 28, 1996 and December 23, 1995, and the Company's total assets by business as of December 28, 1996 and December 23, 1995.

Net Sales

(Dollars in Millions)

                                                     Three Months Ended                               Six  Months Ended
                                            December 28,           December 23,             December 28,             December 23,
                                                1996                   1995                     1996                     1995
                                        --------------------    ------------------       -------------------     ------------------
                                                      % of                   % of                    % of                     % of
                                           $         Total          $        Total          $        Total          $         Total
                                        -------      -----       ------      -----       ------     --------     ------       -----

Comstock Michigan Fruit ("CMF")         $109.2       52.5%       $104.2       50.0%      $187.3       49.0%      $172.9       46.3%
Nalley Fine Foods                         45.6       21.9          46.5       22.3         89.8       23.5         92.9       24.9
Southern Frozen Foods                     25.0       12.0          26.5       12.7         47.3       12.4         49.4       13.2
Snack Foods Group                         16.3        7.8          15.0        7.2         33.5        8.8         30.4        8.1
Brooks Foods                              12.1        5.8          12.4        6.0         19.2        5.0         19.3        5.2
                                        ------      -----        ------      -----       ------      -----       ------    -------
     Subtotal ongoing operations         208.2      100.0         204.6       98.2        377.1       98.7        364.9       97.7
Finger Lakes Packaging                     0.0        0.0           3.6        1.8          5.1        1.3          8.5        2.3
                                        ------      -----        ------      -----       ------      -----       ------    -------
     Total                              $208.2      100.0%       $208.2      100.0%      $382.2      100.0%      $373.4      100.0%
                                        ======      =====        ======      =====       ======      =====       ======      =====

Operating Income1

(Dollars in Millions)

                                                     Three Months Ended                               Six  Months Ended
                                            December 28,           December 23,             December 28,             December 23,
                                                1996                   1995                     1996                     1995
                                        --------------------    ------------------       ------------------     ------------------
                                                     % of                   % of                     % of                    % of
                                            $        Total         $        Total           $        Total          $        Total
                                         ------      -----      ------      ------        -----      ------       ------     -----


CMF                                      $ 9.9       46.7%      $ 8.2        151.9%       $13.6       45.5%       $12.1      108.0%
Nalley Fine Foods                          3.0       14.1        (5.7)      (105.6)         5.1       17.1         (4.7)     (42.0)
Southern Frozen Foods                      2.8       13.2         2.1         38.9          4.6       15.4          3.1       27.7
Snack Foods Group                          1.6        7.5         0.9         16.7          3.1       10.4          1.9       17.0
Brooks Foods                               2.2       10.4         1.8         33.3          2.7        9.0          2.2       19.6
Corporate overhead                        (2.4)     (11.2)       (2.0)       (37.1)        (4.1)     (13.8)        (4.0)     (35.7)
                                         -----      -----       -----        -----        -----      -----        -----     ------
     Subtotal                             17.1       80.7         5.3         98.1         25.0       83.6         10.6       94.6
Business sold and other nonrecurring2      4.1       19.3         0.1          1.9          4.9       16.4          0.6        5.4
                                         -----      -----       -----        -----        -----      -----        -----     ------
     Total                               $21.2      100.0%      $ 5.4        100.0%       $29.9      100.0%       $11.2      100.0%
                                         =====      =====       =====        =====        =====      =====        =====      =====

1 Excludes cumulative effect of an accounting change. See NOTE 1 - "Summary of Accounting Policies - Change in Accounting Principle."

2 Includes Finger Lakes Packaging earnings and gain on sale. See NOTE 3 - "Other Matters." Also includes strategic plan consulting fees, a loss on the disposal of property held for sale, and final settlement of an insurance claim.

EBITDA1

(Dollars in Millions)
                                                     Three Months Ended                               Six  Months Ended
                                            December 28,           December 23,             December 28,             December 23,
                                                1996                   1995                     1996                     1995
                                        --------------------    ------------------       ------------------     ------------------
                                                     % of                   % of                     % of                    % of
                                            $        Total         $        Total           $        Total          $        Total
                                         ------      -----      ------      ------        -----      ------       ------     -----

CMF                                      $13.4       48.0%        $11.6       92.8%       $20.5       46.7%       $19.0       74.2%
Nalley Fine Foods                          4.5       16.1          (4.3)     (34.4)         8.1       18.4         (2.0)      (7.8)
Southern Frozen Foods                      3.8       13.6           3.4       27.2          6.8       15.5          5.7       22.3
Snack Foods Group                          2.0        7.2           1.3       10.4          4.1        9.3          2.8       10.9
Brooks Foods                               2.4        8.6           2.0       16.0          3.1        7.1          2.6       10.2
Corporate overhead                        (2.4)      (8.6)         (2.0)     (16.0)        (4.1)      (9.3)        (4.0)     (15.7)
                                         -----    -------       -------     ------      -------     ------      -------     ------
     Subtotal                             23.7       84.9          12.0       96.0         38.5       87.7         24.1       94.1
Business sold and other nonrecurring2      4.2       15.1           0.5        4.0          5.4       12.3          1.5        5.9
                                         -----     ------       -------    -------      -------     ------      -------    -------
     Total                               $27.9      100.0%        $12.5      100.0%       $43.9      100.0%       $25.6      100.0%
                                         =====      =====         =====      =====        =====      =====        =====      =====

1 EBITDA does not represent information prepared in accordance with generally accepted accounting principles, nor is such information considered superior to information presented in accordance with generally accepted accounting principles. Excludes cumulative effect of an accounting change. See NOTE 1 - "Summary of Accounting Policies - Change in Accounting Principle."

2 Includes Finger Lakes Packaging earnings and gain on sale. See NOTE 3 - "Other Matters." Also includes strategic plan consulting fees, a loss on the disposal of property held for sale, and final settlement of an insurance claim.

Total Assets

(Dollars in Millions)

                                            December 28,            December 23,
                                                1996                    1995
                                                       % of                   % of
                                           $           Total         $        Total
                                        ------         -----      ------      -----

CMF and Brooks Foods1                   $327.1         50.1%      $345.6       48.8%
Nalley Fine Foods                        155.0         23.7        153.9       21.8
Southern Frozen Foods                     87.9         13.4        100.2       14.2
Snack Foods Group                         26.9          4.1         28.1        4.0
Corporate                                 56.7          8.7         47.9        6.8
                                       -------      -------     --------     ------
     Subtotal ongoing operations         653.6        100.0        675.7       95.6
Finger Lakes Packaging                     0.0          0.0         31.6        4.4
                                       -------      -------     --------     ------
     Total                              $653.6        100.0%      $707.3      100.0%
                                        ======        =====       ======      =====

1 Effective October 1, 1996, CMF and Brooks operations were consolidated.

      CHANGES FROM SECOND QUARTER FISCAL 1996 TO SECOND QUARTER FISCAL 1997

Net Sales: The total net sales in the second quarter compared to the prior year were unchanged at $208.2 million. The disposition of Finger Lakes Packaging on October 9, 1996 caused a $3.6 million decrease in sales which was offset by a small net increase in sales of the ongoing business.

Gross Profit: Gross profit of $59.6 million in the quarter ended December 28, 1996 increased $7.9 million or 15.3 percent from $51.7 million in the quarter ended December 23, 1995. This increase is attributable to improvements at CMF ($3.6 million) and Nalley ($4.2 million), reflecting higher margins on greater sales.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $4.0 million as compared with the prior year. A $1.1 million decrease in selling and advertising expenses and trade promotions related primarily to decreased spending at the Nalley division. Reductions in other administrative expenses accounted for $3.3 million and were primarily attributable to the reduction of consulting and legal expenses incurred in the prior year, benefits from the restructuring initiative, and the attendant headcount reduction that began late in fiscal 1996.

Interest Expense: The decrease in interest expense was a benefit of inventory reduction and cash flow management programs initiated in fiscal 1996 as well as the debt reduction attributable to the sale of Finger Lakes Packaging.

Provision for Taxes: The provision for taxes in the quarter ended December 28, 1996 of $2.7 million changed $3.6 million from the benefit of $0.9 million in the quarter ended December 23, 1995 resulting from an increase in earnings before tax of $9.2 million. The tax provision was also negatively impacted by the non-deductibility of goodwill.

Gain on Sale of Finger Lakes Packaging: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. The Company received proceeds of approximately $30 million. The transaction also included a long-term supply agreement. A gain of approximately $3.6 million was recognized. Proceeds from this sale were applied to Bank debt.

    CHANGES FROM FIRST SIX MONTHS FISCAL 1996 TO FIRST SIX MONTHS FISCAL 1997

Net Sales: The net sales increase in the first six months compared to the prior year of $8.8 million is primarily attributable to increased volume and improved pricing at both CMF and the Snack Foods Group.

The vegetable category at CMF has experienced improved pricing due to several industry factors as well as increasing sales to new customers. Net sales for the CMF vegetable category increased $7.2 million. Higher product costs have increased pricing in the canned fruit and aseptic categories which, along with incremental sales from the Packer Foods acquisition, have resulted in net sales increases of approximately $6.4 million.

Increases   at  the  Snack   Foods   Group  are   attributable   to   successful
sales/marketing efforts and the acquisition of Matthews Candy Company during the fourth quarter of fiscal 1996.

Gross Profit: Gross profit of $101.2 million in the six months ended December 28, 1996 increased $7.0 million or 7.5 percent from $94.2 million in the six months ended December 23, 1995. This increase is attributable to improved margins in all operations but primarily at CMF and Nalley. Somewhat improved pricing in the vegetable and popcorn categories at CMF have helped improve profitability from a year ago. Nalley, which experienced extremely high start-up costs on the new salad dressing line a year ago, has managed through those issues and has significantly improved margins.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $8.2 million as compared with the prior year. A $2.6 million decrease in selling and advertising expenses and trade promotions related primarily to decreased spending at the Nalley division. Reductions in other administrative expenses accounted for $5.8 million and were primarily attributable to benefits from the restructuring initiative that began late in fiscal 1996 and the reduction of consulting and legal expenses incurred in the prior year.

Interest Expense: The decrease in interest expense was a benefit of inventory reduction and cash flow management programs initiated in fiscal 1996 as well as the debt reduction attributable to the sale of Finger Lakes Packaging.

Provision for Taxes: The provision for taxes in the six months ended December 28, 1996 of $2.7 million changed $3.9 million from the benefit of $1.2 million in the six months ended December 23, 1995 resulting from the increased earnings before tax. The tax provision was also negatively impacted by the non-deductibility of goodwill.

Cumulative Effect of a Change in Accounting: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. Management believes this change is preferable because it provides a better matching of costs with related revenues. In addition, the Company's independent accountants have agreed that this change in accounting is preferable. The favorable cumulative effect of the change (net of Pro-Fac's share of $2.6 million and income taxes of $1.2 million) was $1.9 million. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates.

Gain on Sale of Finger Lakes Packaging: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. The Company received proceeds of approximately $30 million. The transaction also included a long-term supply agreement. A gain of approximately $3.6 million was recognized. Proceeds from this sale were applied to Bank debt.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Consolidated Statement of Changes in Cash Flows" for the first six months of fiscal 1997 compared to the first six months of fiscal 1996.

Net cash used in operating activities improved in the first six months of fiscal 1997 primarily due to increased earnings and an inventory-reduction program initiated in fiscal 1996. The change to amounts payable to members increased primarily due to increased deliveries. Cash flow relating to accounts receivable in the first six months of fiscal 1997 decreased from the prior year primarily due to the receipt of insurance proceeds in the prior year period.

Net cash provided by/(used in) investing activities varied significantly from year to year, primarily due to the sale of Finger Lakes Packaging. Besides the $30 million from the sale of Finger Lakes, the Company also received approximately $4 million for the sale of the Clifton, New Jersey plant which had been idle. Offsetting items in the prior year included the disposition of Nalley's Ltd. and the acquisition of Packer. The purchase of property, plant, and equipment in both years was for general operating purposes.

Net cash (used in)/provided by financing activities decreased from the prior year primarily due to increased earnings, the inventory-reduction program initiated in fiscal 1996, and proceeds from the sale of Finger Lakes Packaging and the Clifton property. This total decrease was offset by the additional debt incurred in the prior year to finance the Packer acquisition. The decrease in dividends resulted from the payment of both the annual fiscal 1995 dividend and quarterly fiscal 1996 dividend. The change in dividend payment resulted from the conversion of non-cumulative preferred stock to cumulative preferred stock and the Nasdaq listing requirement of quarterly dividend payments. In addition, the prior year included a common dividend of $0.5 million which was not made in fiscal 1997.

Borrowings: Under the Company's New Credit Agreement with the Bank, as amended, $76.0 million is available for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and up to $13.2 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) the total line and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

As of December 28, 1996, (i) cash borrowings outstanding under the Seasonal Facility were $32.0 million and (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing was $44.0 million. In addition to its seasonal financing, as of December 28, 1996, the Company had $15.1 million available for long-term borrowings under the Term Loan Facility. Because of the additional debt as a result of the acquisition of the Company by Pro-Fac, the cash flow of the Company is the single, most important measure of performance. Pro-Fac believes that the cash flow generated by operations and the amounts available under the Seasonal and Term Loan Facilities should be sufficient to fund working capital needs, fund capital expenditures, service debt, and pay dividends for the foreseeable future.

Certain financing arrangements require that Pro-Fac and Curtice Burns meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of December 28, 1996, Pro-Fac is in compliance with, or has obtained waivers for, all such covenants, restrictions and limitations.

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

The effect of the 1996 growing season on fiscal 1997 financial results so far has been a moderate improvement from the prior year in earnings on vegetable products. The Company began fiscal 1997 with $29.6 million less in inventories than the beginning of fiscal 1996 and at the end of the first six months of fiscal 1997 inventories were $33.9 million less than the prior year. The reduction in inventories was primarily accomplished as a result of decreased production and increased sales and was planned to correct the higher carryover inventory situation from the previous year as well as to manage nonseasonal inventories for shorter lead times in order to improve the utilization of capital. The spring of 1996 produced excessive rain in some of the Company's growing areas and drought conditions in some others. These adverse weather conditions delayed or reduced the processing of certain early 1996 crops, but a significant proportion of these throughputs have been replaced by later production.

Other Matters:

Seneca to Purchase Private Label Canned Vegetable Businesses: On January 6, 1997, the Company and Seneca jointly announced that they have signed a letter of intent for Seneca to acquire certain Curtice Burns assets and to realign the sourcing of Seneca's New York State raw vegetable products. The transaction calls for Seneca to acquire the Curtice Burns Leicester, New York production facility and the LeRoy, New York distribution center, as well as the Blue Boy brand.

Seneca will produce, market and sell the Blue Boy brand canned vegetables and private label canned vegetables and will also pack certain products on a contractual basis for Curtice Burns. The acquisition will not include the Greenwood and Silver Floss labels, or Curtice Burns sauerkraut, beets in glass containers, or frozen vegetable business. Terms and conditions of the agreement are subject to ongoing negotiations and board approval from Seneca and Pro-Fac.

Seneca and the Company will also forge a long-term strategic alliance to combine their agricultural departments into one organization to be managed by Curtice Burns. The objective is to maximize sourcing efficiencies of New York State vegetable requirements for both companies. This agreement will initially have a minimum ten-year term.

The parties are working towards finalizing the agreement, subject to further due diligence by both parties, and expect to close by the end of March. A mutually-agreed goal for both companies is a continuity of employment at the facilities.

No significant gain or loss is anticipated as a result of this transaction.

Restructuring: During the fourth quarter of fiscal 1996, the Company initiated a corporate-wide restructuring program. Approximately $4 million of the restructuring charge comprised employee termination benefits. During the first six months of fiscal 1997, approximately $1.5 million of this reserve has been liquidated for this purpose.

Deferred Taxes: During the first quarter of fiscal 1996 the net deferred taxes liabilities of the Company were reduced by approximately $22 million. The adjustment was made in conjunction with the Company obtaining its cooperative tax status and was applied against goodwill, as it represented an uncertainty related to income taxes outstanding at the date of the acquisition. Based on further guidance from outside counsel, the adjustment was reversed at the end of fiscal 1996.

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



                                                PRO-FAC COOPERATIVE, INC.




Date      January 28, 1997      BY:/s/       Stephen R. Wright
        ---------------------      ------------------------------------
                                             STEPHEN R. WRIGHT,
                                              GENERAL MANAGER




Date:     January 28 , 1997     BY:/s/        William D. Rice
        ---------------------      ---------------------------------------
                                              WILLIAM D. RICE,
                                          ASSISTANT TREASURER AND
                                    MANAGEMENT CHIEF FINANCIAL OFFICER
                                      (PRINCIPAL ACCOUNTING OFFICER)