Form 10-Q
period 1997-03-29
PRO FAC COOPERATIVE INC
filed 1997-05-01
CIK 202932

14

                               Page 1 of 15 Pages




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

                  For the quarterly period ended March 29, 1997

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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 15, 1997.

                            Common Stock - 1,793,838

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Consolidated Statement of Operations and Net Proceeds

(Dollars in Thousands)

                                                                    Three Months Ended                 Nine Months Ended
                                                               March 29,         March 23,        March 29,        March 23,
                                                                 1997              1996             1997             1996
                                                               --------          --------         --------         ---------

Net sales                                                      $179,146         $177,849          $561,332        $ 551,213
Cost of sales                                                   131,888          133,619           412,827          412,760
                                                               --------         --------          --------       ----------
Gross profit                                                     47,258           44,230           148,505          138,453
Gain on sale of Finger Lakes Packaging                                0                0             3,565                0
Selling, administrative, and general expense                    (35,613)         (33,249)         (110,410)        (116,272)
                                                               --------         --------          --------       ----------
Operating income                                                 11,645           10,981            41,660           22,181
Interest expense                                                 (8,987)         (10,484)          (28,429)         (31,489)
                                                               --------         --------          --------       ----------
Income/(loss) before taxes, dividends, allocation of net
   proceeds, and cumulative effect of an accounting change        2,658              497            13,231           (9,308)
Tax (provision)/benefit                                            (971)           4,317            (4,714)           7,028
                                                               --------         --------          --------      -----------
Income/(loss) before cumulative effect of an accounting
   change, dividends, and allocation of net proceeds              1,687            4,814             8,517           (2,280)
Cumulative effect of an accounting change                             0                0             4,606                0
                                                               --------         --------          --------   --------------
Net income/(loss)                                              $  1,687         $  4,814          $ 13,123       $   (2,280)
                                                               ========         ========          ========       ==========

Allocation of Net Proceeds:
   Net income/(loss)                                           $  1,687         $  4,814          $ 13,123       $   (2,280)
   Dividends on common and preferred stock                       (1,380)          (1,289)           (4,058)          (7,636)
                                                               --------         --------          --------      -----------
   Net proceeds/(deficit)                                           307            3,525             9,065           (9,916)
   Allocation from/(to) earned surplus                              173           (3,525)           (4,109)           9,916
                                                               --------         --------          --------      -----------
   Net proceeds available to members                           $    480         $      0          $  4,956    $           0
                                                               ========         ========          ========    =============

Net Proceeds Available to Members:
   Estimated cash payment                                      $     96                           $    991
   Qualified retains                                                384                              3,965
                                                               --------                           --------
   Net proceeds available to members                           $    480                           $  4,956
                                                               ========                           ========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet

(Dollars in Thousands)                                                                   March 29,      June 29,        March 23,
                                                                                           1997           1996            1996
                                                                                         --------       --------        --------
Assets
Current assets:
   Cash and cash equivalents                                                             $  5,334       $  8,873        $  6,073
   Accounts receivable, trade, net                                                         51,138         47,259          54,184
   Accounts receivable, other                                                               4,060          6,814           8,546
   Income taxes refundable                                                                      0              0           2,679
   Current deferred tax assets                                                              9,995         13,731           3,954
   Inventories -
     Finished goods                                                                       114,140         97,018         130,708
     Raw materials and supplies                                                            34,079         33,556          39,157
                                                                                         --------       --------        --------
           Total inventories                                                              148,219        130,574         169,865
                                                                                         --------       --------        --------
   Investment in Bank, current                                                              1,262              0               0
   Prepaid manufacturing expense                                                            2,002         11,339           4,344
   Prepaid expenses and other current assets                                                9,281          1,066           3,394
                                                                                         --------       --------        --------
           Total current assets                                                           231,291        219,656         253,039
Investment in Bank                                                                         24,320         24,439          24,439
Property, plant, and equipment, net                                                       247,554        271,574         273,663
Assets held for sale                                                                          903          5,368           5,935
Goodwill and other intangible assets, net                                                  98,840        103,760          82,891
Other assets                                                                              11,480          12,500          15,550
                                                                                         --------       --------        --------
           Total assets                                                                  $614,388       $637,297        $655,517
                                                                                         ========       ========        ========
Liabilities and Shareholders' and Members' Capitalization Current liabilities:
   Notes payable                                                                         $ 20,500       $      0        $ 41,000
   Current portion of obligations under capital leases                                        547            547             764
   Current portion of long-term debt                                                        8,075          8,075           8,056
   Accounts payable                                                                        33,139         54,791          38,623
   Income taxes payable                                                                     6,374          2,289               0
   Accrued interest                                                                         4,651          9,447           4,440
   Accrued employee compensation                                                           10,015          8,368           6,733
   Other accrued expenses                                                                  26,291         24,775          21,534
   Dividends payable                                                                           40            128              88
   Amounts due members                                                                     13,672          7,875           9,893
                                                                                         --------       --------        --------
           Total current liabilities                                                      123,304        116,295         131,131
Long-term debt                                                                            133,341        167,683         181,418
Senior subordinated notes                                                                 160,000        160,000         160,000
Obligations under capital leases                                                            1,125          1,125           1,620
Deferred income tax liabilities                                                            40,537         44,753          26,244
Other non-current liabilities                                                              21,546         20,741          19,599
                                                                                         --------       --------        --------
           Total liabilities                                                              479,853        510,597         520,012
                                                                                         --------       --------        --------
Commitments and contingencies
Class B cumulative  redeemable  preferred stock  liquidation  preference $10 per share, authorized - 500,000 shares; issued and
     outstanding 36,531, 33,364, and 25,478 shares, respectively                              365            334             255
Common stock, par value $5, authorized - 5,000,000 shares
                                                    March 29    June 29,    March 23,
                                                      1997        1996        1996
Shares issued                                      1,800,623   1,836,963   1,893,154
Shares subscribed                                     44,387      59,359      42,236
                                                   ---------   ---------   ---------
           Total subscribed and issued             1,845,010   1,896,322   1,935,390
Less subscriptions receivable in installments        (44,387)    (59,359)    (42,236)
                                                   ---------   ---------   ---------
                                                   1,800,623   1,836,963   1,893,154        9,003          9,185           9,466
                                                   =========   =========   =========
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                  33,235         32,318          32,318
   Non-qualified allocation to members                                                      2,960          3,275           3,275
   Non-cumulative preferred stock, par value $25; authorized - 5,000,000 shares;
     issued and outstanding - 61,597,
       105,788, and 105,788, respectively                                                   1,540          2,645           2,645
   Class A cumulative preferred stock, liquidation preference
     $25 per share; authorized - 49,500,000 shares; issued and
       outstanding 3,207,909, 3,032,704 and 3,032,704 shares,
          respectively                                                                     80,198         75,818          75,817
   Earned surplus                                                                           7,234          3,125          11,729
                                                                                         --------       --------        --------
           Total shareholders' and members' capitalization                                125,167        117,181         125,784
                                                                                         --------       --------        --------
           Total liabilities and capitalization                                          $614,388       $637,297        $655,517
                                                                                         ========       ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows

                                                                                          Nine Months Ended
(Dollars in Thousands)                                                                  March 29,    March 23,
                                                                                          1997         1996


Cash flows from operating activities:
   Net income/(loss)                                                                    $13,123        $(2,280)

   Adjustments to reconcile net  income/(loss) to net cash provided by operating activities:
     Cumulative effect of an accounting change                                           (4,606)             0
     Amortization of goodwill, other intangibles, and financing fees                      3,651          3,114
     Depreciation                                                                        16,883         19,740
     Equity in undistributed earnings of the Bank                                        (1,143)        (1,532)
     Gain on sale of Finger Lakes Packaging                                              (3,565)             0
     Change in assets and liabilities:
       Accounts receivable                                                               (7,280)         5,367
       Inventories                                                                      (22,336)        (5,433)
       Accounts payable and accrued expenses                                            (13,065)       (29,759)
       Amounts due to members                                                             4,806         (3,917)
       Federal and state taxes refundable                                                 4,361          7,427
       Other assets and liabilities                                                      (1,776)        (3,514)
                                                                                        -------        -------
Net cash used in operating activities                                                   (10,947)       (10,787)
                                                                                        -------        -------

Cash flows from investing activities:
   Purchase of property, plant, and equipment                                            (8,880)       (14,116)
   Disposals of property, plant, and equipment                                           34,387          4,322
   Cash paid for acquisition                                                                  0         (5,400)
                                                                                        -------        -------
Net cash provided by/(used in) investing activities                                      25,507        (15,194)
                                                                                        -------        -------

Cash flows from financing activities:
   Proceeds from short-term debt                                                         20,500         41,000
   Proceeds from long-term debt                                                               0          5,400
   Payments on long-term debt                                                           (34,342)       (11,143)
   Repurchases of stock, net of issuances                                                  (151)           326
   Cash portion of nonqualified conversion                                                  (88)          (122)
   Cash paid in lieu of fractional shares                                                     0            (11)
   Cash dividends paid                                                                   (4,018)        (7,548)
                                                                                        -------        -------
Net cash (used in)/provided by financing activities                                     (18,099)        27,902
                                                                                        -------        -------
Net change in cash and cash equivalents                                                  (3,539)         1,921
Cash and cash equivalents at beginning of period                                          8,873          4,152
                                                                                        -------        -------
Cash and cash equivalents at end of period                                              $ 5,334        $ 6,073
                                                                                        =======        =======

Fiscal 1996 amounts above exclude the effects of the acquisition of Packer Foods as detailed in the Supplemental Disclosure of Cash Flow Information

Supplemental Disclosure of Cash Flow Information Cash paid/(received) during the year for:
     Interest                                                                           $32,976        $36,147
                                                                                        =======        =======
     Income taxes, net                                                                  $   352        $(8,397)
                                                                                        =======        =======

   Acquisition of Packer Foods in July 1995:
     Accounts receivable                                                                               $ 1,375
     Inventories                                                                                         4,278
     Prepaid expenses and other current assets                                                             270
     Property, plant and equipment                                                                       5,884
     Goodwill                                                                                              128
     Accounts payable                                                                                   (4,954)
     Accrued expenses                                                                                     (257)
     Deferred income tax                                                                                  (226)
     Other non-current liabilities                                                                      (1,098)
                                                                                                       -------
     Cash paid for acquisition                                                                         $ 5,400
                                                                                                       =======

   Supplemental schedule of non-cash investing and financing activities:
     Conversion of retains to preferred stock                                           $ 3,275        $ 2,379
                                                                                        =======        =======

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

Consolidation: The consolidated financial statements include Pro-Fac and its wholly-owned subsidiaries, including Curtice-Burns Foods, Inc. ("Curtice Burns" or "the Company") after elimination of intercompany transactions and balances.

Change in Accounting Principle: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. This change is preferable because it provides a better matching of costs with related revenues. In addition, the Company's independent accountants have agreed that this change in accounting is preferable. The Indenture, which covers the Company's Senior Subordinated Notes (the "Notes") provides among other things that, if holders of greater than 25 percent of the Notes object to this change, the Company must return to its previous accounting practice. The favorable cumulative effect of the change (net of income taxes of $1.1 million) was $4.6 million. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates.

Reclassification: Certain items for fiscal 1996 have been reclassified to conform with fiscal 1997 presentation.


NOTE 2.       AGREEMENTS WITH CURTICE BURNS

Pro-Fac's contractual relationship with Curtice Burns is defined in the Pro-Fac Marketing and Facilitation Agreement ("Agreement"). Under the Agreement, the Company pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Curtice Burns, it may be more or less than the price Curtice Burns would pay in the open market in the absence of the Agreement. Under the Agreement the Company is required to have on its board of directors some persons who are neither members of, nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Curtice Burns under the Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors. In addition, under the agreement, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of the Company. Additional patronage income is paid to Pro-Fac for services provided to Curtice Burns, including the provision of a long term, stable crop supply, favorable payment terms for crops and access to cooperative bank financing and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year.

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

NOTE 3.       ACQUISITIONS AND DISPOSALS

Nalley's Canada: In April 1997, the Company acquired certain businesses from Nalley's Canada Ltd., a privately held, independent snack food company and former subsidiary of Curtice Burns. The acquired Canadian businesses are a $12 million consumer products business that includes Nalley's chili and snack dips; Adams Natural Peanut Butter; Bernstein's Salad Dressings; LaRestaurante Salsa and other niche dressing and sauce products marketed throughout the western Provinces of Canada. The purchase price of approximately $5.0 million was paid through the forgiveness of various long-term receivables issued to the Company in connection with its sale of the stock of Nalley's Canada Ltd. in 1995.

Curtice Burns sold its Canadian subsidiary in June 1995, but continued to produce and supply these products to the operation through its Nalley's Fine Foods business in Tacoma, Washington. The reacquired business will operate through Nalley's Fine Foods in Tacoma with sales representation through local brokers and distributors in Canada. Nalley's Canada Ltd. will continue to distribute snack dip and salsa products as the exclusive distributor for these goods in Canada.

Formation of New Sauerkraut Company: In April 1997, the Company and Flanagan Brothers, Inc., of Bear Creek, Wisconsin, jointly announced that they have signed a letter of intent to merge all assets involved in sauerkraut production into one new sauerkraut company. Curtice Burns currently has sauerkraut operations in New York State and Flanagan has operations in Wisconsin and New York State. This new company, which has not yet been named, will operate as a cooperative, incorporated in New York State, with ownership split between the two companies.

The new company will have a joint board of directors to oversee operations. Curtice Burns will manage all New York State cabbage sourcing and will also provide accounting and marketing services for the new entity. Flanagan Brothers, Inc. will provide the management needed to assure that the same tradition of excellent customer service practiced by the founding companies will continue in the new venture.

The parties are working toward completion of a definitive joint venture agreement and creation of the venture which are expected to occur in the fourth quarter of fiscal 1997.

Management anticipates the alliance will positively impact fiscal 1998 earnings.

Brooks Foods: During April 1997, the Company entered into an agreement with Hoopeston Foods for Hoopeston to acquire certain assets from the Brooks Foods division operating facility and for Hoopeston to pack certain products, using raw product supplied by Curtice Burns, on a contractual basis. The parties expect to close in the fourth quarter of fiscal 1997. The Brooks facility, in Mt. Summit, Indiana, will be closed by July 1997. Approximately 180 employees will be affected.

No significant gain or loss is anticipated as a result of this transaction.

Georgia Frozen Distribution Center: On February 25, 1997, the Company and URS Logistics, Inc. ("URS") announced that they have signed a letter of intent for URS to acquire Curtice Burns' frozen foods distribution center in Montezuma, Georgia. In addition, the two companies will enter into a long-term logistics agreement under which URS will manage all frozen food transportation operations of Curtice Burns in Georgia and New York. Curtice Burns fleet operation is not included in the sale.

The parties expect to close by the end of June.

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

Seneca will produce, market and sell the Blue Boy brand canned vegetables and private label canned vegetables and will also pack certain products on a contractual basis for Curtice Burns. The acquisition will not include the Greenwood and Silver Floss labels, or Curtice Burns sauerkraut, beets in glass containers, or frozen vegetable business. Terms and conditions of the agreement are subject to ongoing negotiations.

Seneca and the Company will also forge a long-term strategic alliance to combine their agricultural departments into one organization to be managed by Curtice Burns. The objective is to maximize sourcing efficiencies of New York State vegetable requirements for both companies. This agreement will initially have a minimum ten-year term.

The parties are working towards finalizing the agreement, subject to further due diligence by both parties, and expect to close in the fourth quarter of fiscal 1997. A mutually-agreed goal for both companies is a continuity of employment at the facilities.

No significant gain or loss is anticipated as a result of this transaction.

For the quarters ended March 27, 1997 and March 23, 1996, the canned vegetable business to be sold to Seneca incurred operating losses of $0.4 million and $0.6 million, respectively. For the nine months ended March 27, 1997 and March 23, 1996, this canned vegetable business incurred operating losses of $0.6 million and $2.6 million, respectively.

Finger Lakes Packaging: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging, Inc. ("Finger Lakes Packaging"), a subsidiary of the Company to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. The Company received proceeds of approximately $30.0 million. The transaction also included a long-term supply agreement between Silgan and Curtice Burns. A gain of approximately $3.6 million was recorded. Proceeds from this sale were applied to the outstanding loans at CoBank, ACB ("the Bank"). For the quarter ended March 23, 1996, the can-making operation realized an operating gain of $1.1 million. For the nine months ended March 27, 1997 and March 23, 1996, the can-making operation realized operating gains of $4.9 million and $2.8 million, respectively.

NOTE 4.  OTHER MATTERS

Dividends: Subsequent to quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends amounted to $1.4 million and will be paid on April 30, 1997.

Product Recall: In February 1997, the Company issued a nationwide recall of all "Tropic Isle" brand fresh frozen coconut produced in Costa Rica because it has the potential to be contaminated with Listeria monocytogenes, an organism which can cause serious and sometimes fatal infections in small children, frail or elderly people, and others with weakened immune systems.

Any material costs associated with this recall are anticipated to be covered under the Company's insurance policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this review is to highlight the more significant changes in the major items of Pro-Fac's statement of operations and net proceeds in the first nine months and third quarter of fiscal 1997 and 1996.

                         PRO-FAC'S RESULTS OF OPERATIONS

Changes From March 1996 to March 1997: For the three and nine months ended March 29, 1997, the change in net proceeds compared to the prior year is summarized below in millions of dollars:

                                                                        Favorable/(Unfavorable)
                                                                      Three Month    Nine Month
                                                                         Change        Change

Change in gross profit                                                    $ 3.0         $10.0
Change in selling, general and administrative expenses                     (2.4)          5.9
Change in interest expense                                                  1.5           3.1
Gain on sale of Finger Lakes Packaging                                      0.0           3.6
                                                                          -----         -----
Change in income before taxes, dividends, allocations
   of net proceeds, and cumulative effect of an accounting change           2.1          22.6
Change in taxes on income                                                  (5.2)        (11.8)
Cumulative effect of an accounting change                                   0.0           4.6
                                                                          -----         -----
Change in net income                                                      $(3.1)        $15.4
                                                                           =====        =====

Selling, administrative, and general expense includes estimates for various employee incentive plans and interest income relating to tax refunds. Excluding changes in employee incentive plans expense (which increased from the prior year due to improved earnings) and changes in interest income relating to tax refunds received in fiscal 1996, other expenses have decreased $1.4 million for the three-month period and $4.2 million for the nine-month period compared to the respective prior-year periods.

Because Curtice Burns is Pro-Fac's principal subsidiary, business conditions and trends affecting Curtice Burns' profitability also affect the profitability of Pro-Fac. For these reasons, management believes discussions relating to the financial condition and results of operations of Pro-Fac should primarily focus on the operations of Curtice Burns.

                       CURTICE BURNS RESULTS OF OPERATIONS

The following tables illustrate the Company's results of operations by business for the three- and nine-month periods ended March 29, 1997 and March 23, 1996, and the Company's total assets by business as of March 29, 1997 and March 23, 1996.

Net Sales

(Dollars in Millions)

                                                   Three Months Ended                               Nine  Months Ended
                                         March 27, 1997          March 23, 1996           March 27, 1997          March 23, 1996
                                                    % of                     % of                    % of                     % of
                                          $         Total          $         Total         $         Total         $          Total
                                        ------      -----        ------      -----       ------      -----       ------      ------

Comstock Michigan Fruit ("CMF")         $ 75.1       41.9        $ 70.4       39.6%      $240.6       42.9%      $225.3       40.9%
Nalley's Fine Foods                       43.8       24.5          44.4       25.0        133.6       23.8        137.2       24.9
Southern Frozen Foods                     24.5       13.7          23.2       13.1         71.8       12.8         72.6       13.2
Snack Foods Group                         16.2        9.0          14.4        8.1         49.7        8.8         44.9        8.1
Brooks Foods                               9.0        5.0           9.3        5.2         28.2        5.0         28.6        5.2
                                        ------      -----        ------      -----       ------      -----       ------      -----
     Subtotal ongoing operations         168.6       94.1         161.7       91.0        523.9       93.3        508.6       92.3
Businesses sold or to be sold1            10.5        5.9          16.1        9.0         37.4        6.7         42.6        7.7
                                        ------      -----        ------      -----       ------      -----       ------      -----
     Total                              $179.1      100.0%       $177.8      100.0%      $561.3      100.0%      $551.2      100.0%
                                        ======      =====        ======      =====       ======      =====       ======      =====

1 Includes Finger Lakes Packaging and canned vegetable business to be sold to Seneca Foods. See Note 3 - "Acquisitions and Disposals."

Operating Income1

(Dollars in Millions)

                                                    Three Months Ended                               Nine  Months Ended
                                          March 27, 1997          March 23, 1996           March 27, 1997          March 23, 1996
                                                    % of                     % of                    % of                    % of
                                           $        Total         $          Total          $        Total          $        Total
                                         -----      -----       -----        ------       -----      -----        -----      ------

CMF                                      $ 7.2       61.6%      $ 5.3         55.3%       $21.0       50.5%       $19.4       93.3%
Nalley's Fine Foods                        3.0       25.6         1.6         16.7          8.1       19.5         (3.1)     (14.9)
Southern Frozen Foods                      2.1       17.9         1.6         16.7          6.7       16.1          4.7       22.6
Snack Foods Group                          1.3       11.1         0.8          8.3          4.4       10.6          2.7       13.0
Brooks Foods                               1.3       11.1         1.1         11.5          4.0        9.6          3.3       15.9
Corporate overhead                        (2.8)     (23.9)       (1.3)       (13.7)        (6.9)     (16.6)        (6.4)     (30.9)
                                         -----      -----       -----        -----        -----      -----        -----      -----
     Subtotal                             12.1      103.4         9.1         94.8         37.3       89.7         20.6       99.0
Business sold and other nonrecurring2     (0.4)      (3.4)        0.5          5.2          4.3       10.3          0.2        1.0
                                         -----      -----       -----        -----        -----      -----        -----      -----
     Total                               $11.7      100.0       $ 9.6        100.0%       $41.6      100.0%       $20.8      100.0%
                                         =====      =====       =====        =====        =====      =====        =====      =====

1 Excludes cumulative effect of an accounting change. See NOTE 1 - "Summary of Accounting Policies - Change in Accounting Principle."

2 Includes Finger Lakes Packaging earnings and gain on sale. See NOTE 3 - "Acquisitions and Disposals." Also includes final settlement of an insurance claim in fiscal 1997, strategic planning consulting fees, and a loss on the disposal of property held for sale in fiscal 1996, and operating losses in both years for the canned vegetable business to be sold to Seneca Foods.

EBITDA1

(Dollars in Millions)

                                                    Three Months Ended                              Nine  MonthsEnded
                                          March 27, 1997          March 23, 1996          March 27, 1997          March 23, 1996
                                                      % of                   % of                    % of                    % of
                                            $        Total          $        Total          $        Total          $        Total
                                         -----       -----        -----      -----        -----      -----        -----      -----

CMF                                      $10.0       56.8%        $ 8.2       47.1%       $29.4       47.8%       $28.1       65.4%
Nalley's Fine Foods                        4.1       23.3           3.1       17.8         12.2       19.8          1.0        2.3
Southern Frozen Foods                      3.0       17.0           2.9       16.7          9.8       15.9          8.7       20.2
Snack Foods Group                          1.7        9.6           1.3        7.5          5.8        9.4          4.2        9.8
Brooks Foods                               1.5        8.5           1.3        7.5          4.6        7.5          3.9        9.1
Corporate overhead                        (2.8)     (15.8)          0.2        1.1         (6.9)     (11.2)        (4.9)     (11.5)
                                         -----      -----         -----      -----        -----      -----        -----      -----
     Subtotal                             17.5       99.4          17.0       97.7         54.9       89.2         41.0       95.3
Business sold and other nonrecurring2      0.1        0.6           0.4        2.3          6.6       10.8          2.0        4.7
                                         -----      -----         -----      -----        -----      -----        -----      -----
     Total                               $17.6      100.0%        $17.4      100.0%       $61.5      100.0%       $43.0      100.0%
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

2 Includes Finger Lakes Packaging earnings and gain on sale. See NOTE 3 - "Acquisitions and Disposals." Also includes final settlement of an insurance claim in fiscal 1997, strategic planning consulting fees, and a loss on the disposal of property held for sale in fiscal 1996, and operating losses in both years for the canned vegetable business to be sold to Seneca Foods.

Total Assets

(Dollars in Millions)

                                                               March 29, 1997                     March 23, 1996
                                                                             % of                               % of
                                                            $                Total             $                Total
                                                          ------             -----           ------             -----

CMF and Brooks Foods1                                     $269.6              43.9%          $280.9              42.3%
Nalley's Fine Foods                                        149.8              24.4            145.4              21.9
Southern Frozen Foods                                       85.5              13.9             95.1              14.3
Snack Foods Group                                           26.0               4.2             26.9               4.1
Corporate                                                   54.5               8.9             58.0               8.7
                                                          ------             -----           ------             -----
     Subtotal ongoing operations                           585.4              95.3            606.3              91.3
Businesses sold or to be sold2                              29.0               4.7             57.7               8.7
                                                          ------             -----           ------             -----
     Total                                                $614.4             100.0%          $664.0             100.0%
                                                          ======             =====           ======             =====

1 Effective October 1, 1996, CMF and Brooks administrative operations were consolidated.

2 Includes Finger Lakes Packaging and canned vegetable business to be sold to Seneca Foods. See Note 3 - "Other Matters."


       CHANGES FROM THIRD QUARTER FISCAL 1996 TO THIRD QUARTER FISCAL 1997

Net Sales: Total net sales in the third quarter compared to the prior year increased modestly. However, net sales for ongoing operations increased $6.9 million or 4.2 percent. The increase was primarily attributable to CMF and Snack Foods Group improvement in pricing and volume.

Gross Profit: Gross profit of $47.3 million in the quarter ended March 29, 1997 increased $3.1 million or 7.0 percent from $44.2 million in the quarter ended March 23, 1996. This increase is attributable to operating improvements at Southern Frozen Foods, CMF and Nalley's and increased sales.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses include estimates for various employee incentive plans which are allocated primarily to corporate overhead in the preceding tables. The increase over the prior year is attributable to improved earnings. Excluding such programs, expenses have decreased $1.4 million as compared with the prior year.

Interest Expense: The decrease in interest expense of $1.8 million or 18 percent is a benefit of inventory reduction and cash flow management programs initiated in fiscal 1996 as well as the debt reduction attributable to the sale of Finger Lakes Packaging and idle facilities.

Provision for Taxes: The provision for taxes in the quarter ended March 29, 1997 changed $0.5 million from the quarter ended March 23, 1996 resulting from an increase in earnings. The tax provision was also negatively impacted by the non-deductibility of goodwill.

   CHANGES FROM FIRST NINE MONTHS FISCAL 1996 TO FIRST NINE MONTHS FISCAL 1997

Net Sales: Total net sales in the first nine months of fiscal 1997 increased $10.1 million or 2 percent compared to the prior year period. Net sales from ongoing operations increased $15.3 million or 3 percent. This increase is primarily attributable to increased volume and improved pricing at both CMF and the Snack Foods Group. The vegetable category at CMF has experienced improved pricing due to overall demand and increasing sales to new customers.

Increases   at  the  Snack   Foods   Group  are   attributable   to   successful
sales/marketing efforts and the acquisition of Matthews Candy Company during the fourth quarter of fiscal 1996.

Gross Profit: Gross profit of $148.5 million in the nine months ended March 29, 1997 increased $10.0 million or 7.2 percent from $138.5 million in the nine months ended March 23, 1996. This increase is attributable to improved margins in all operations. Improved pricing in the vegetable and popcorn categories at CMF have increased profitability from a year ago. Nalley's, which in the prior year experienced extremely high start-up costs on the new salad dressing line, has managed through those issues and has significantly improved margins.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $7.2 million as compared with the prior year, despite increased costs under various employee incentive plans as a result of increased earnings. A $3.0 million decrease in selling and advertising expenses and trade promotions related primarily to decreased spending at the Nalley's division. Reductions in other administrative expenses accounted for $4.2 million and were primarily attributable to benefits from the restructuring initiative that began late in fiscal 1996 and the reduction of consulting and legal expenses incurred in the prior year.

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

Interest Expense: The decrease in interest expense of $4.0 million or 13 percent was a benefit of inventory reduction and cash flow management programs initiated in fiscal 1996 as well as the debt reduction attributable to the sale of Finger Lakes Packaging and idle facilities.

Provision for Taxes: The provision for taxes in the nine months ended March 29, 1997 of $3.3 million changed $4.5 million from the benefit of $1.2 million in the nine months ended March 23, 1996 resulting from the increased earnings before tax. The tax provision was also negatively impacted by the non-deductibility of goodwill.

Cumulative Effect of a Change in Accounting: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. Management believes this change is preferable because it provides a better matching of costs with related revenues. In addition, the Company's independent accountants have agreed that this change in accounting is preferable. The favorable cumulative effect of the change (net of Pro-Fac's share of $2.9 million and income taxes of $1.1 million) was $1.7 million. The estimate of the Pro-Fac share of the accounting change has been adjusted to reflect that actually anticipated for the fiscal year. See further comments at NOTE 2. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Consolidated Statement of Changes in Cash Flows" for the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996.

Net cash used in operating activities improved in the first nine months of fiscal 1997 primarily due to increased earnings and an inventory-reduction program initiated in fiscal 1996. The change to amounts payable to members increased primarily due to increased deliveries. Cash flow was, however, positively impacted in the first nine months of fiscal 1996 due to the receipt of insurance proceeds and tax refunds in fiscal 1996. No such proceeds were received in fiscal 1997.

Net cash provided by/(used in) investing activities varied significantly from year to year, primarily due to the sale of Finger Lakes Packaging and the receipt of approximately $4 million for the sale of the idle Clifton, New Jersey plant which had been held for resale. Offsetting items in the prior year were proceeds from the disposition of Nalley's Ltd. and the acquisition of Packer Foods. The purchase of property, plant, and equipment in both years was for general operating purposes.

Borrowings decreased from the prior year due to increased earnings, inventory-reduction, and proceeds from the sale of Finger Lakes Packaging and the Clifton property. The decrease in dividends resulted from the payment in the prior year period of both the annual fiscal 1995 dividend and quarterly fiscal 1996 dividend. The change in dividend payment resulted from the conversion of non-cumulative preferred stock to cumulative preferred stock and the Nasdaq listing requirement of quarterly dividend payments. In addition, the prior year included a common dividend of $0.5 million which was not made in fiscal 1997. Overall, the Company has focused on a major initiative in debt reduction during the first nine months of fiscal 1997, and these efforts will continue throughout the remainder of the year. A detailed outline of actions regarding acquisitions and disposals is included in NOTE 3.

Borrowings: Under the Company's New Credit Agreement with the Bank, as amended, $76.0 million is available for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and up to $13.0 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) the total line and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

As of March 29, 1997, (i) cash borrowings outstanding under the Seasonal Facility were $20.5 million and (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing was $55.5 million. In addition to its seasonal financing, as of March 29, 1997, the Company had $0.1 million available for long-term borrowings under the Term Loan Facility. Because of the additional debt as a result of the acquisition of the Company by Pro-Fac, the cash flow of the Company is the single, most important measure of performance. Pro-Fac believes that the cash flow generated by operations and the amounts available under the Seasonal and Term Loan Facilities should be sufficient to fund working capital needs, fund capital expenditures, service debt, and pay dividends for the foreseeable future.

Certain financing arrangements require that Pro-Fac and Curtice Burns meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of March 29, 1997, Pro-Fac is in compliance with, or has obtained waivers for, all such covenants, restrictions and limitations.

Short- and Long-Term Trends: The statements contained herein are based on current expectations. These statements are forward looking and actual results may differ materially. Throughout fiscal 1997, the Company has focused its efforts on the restructuring initiatives begun in the fourth quarter of fiscal 1996. These actions have included a focus on its core businesses, reductions in general and administrative expenses, and debt reduction. The benefit from these efforts are apparent in the increase in earnings over the prior year, and management anticipates this trend will continue through the fourth quarter.

In addition, several other initiatives outlined in NOTE 3 to the consolidated financial statements, including the sale of a portion of the canned vegetable business and the sale of the Georgia distribution center, will have a favorable impact on interest expense in fiscal 1998.

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

The effect of the 1996 growing season on fiscal 1997 financial results so far has been a moderate improvement from the prior year in earnings on vegetable products. The Company began fiscal 1997 with $29.6 million less in inventories than the beginning of fiscal 1996 and at the end of the first nine months of fiscal 1997 inventories were $21.6 million less than the fiscal 1996 period. The reduction in inventories was primarily accomplished as a result of decreased production and increased sales and was planned to correct the higher carryover inventory situation from the previous year as well as to manage nonseasonal inventories for shorter lead times in order to improve the utilization of capital. The spring of 1996 produced excessive rain in some of the Company's growing areas and drought conditions in some others. These adverse weather conditions delayed or reduced the processing of certain early 1996 crops, but a significant proportion of these throughputs have been replaced by later production.

Acquisitions and Disposals: Throughout fiscal 1997 the Company has worked toward accomplishing the restructuring initiatives begun in fiscal 1996 which included debt reduction. Ongoing initiatives will include a focus on the Company's core businesses and growth opportunities. A complete description of the acquisition and disposal activities currently outlined is included at NOTE 3 to the consolidated financial statements.

Other Matters:

Restructuring: During the fourth quarter of fiscal 1996, the Company initiated a corporate-wide restructuring program. Approximately $4 million of the restructuring charge comprised employee termination benefits. During the first nine months of fiscal 1997, approximately $1.8 million of this reserve has been liquidated for this purpose.

Deferred Taxes: During the first quarter of fiscal 1996, the net deferred tax liabilities of the Company were reduced by approximately $22 million. The adjustment was made in conjunction with the Company obtaining its cooperative tax status and was applied against goodwill, as it represented an uncertainty related to income taxes outstanding at the date of the acquisition. Based on further guidance from outside counsel, the adjustment was reversed at the end of fiscal 1996.

Product Recall: In February 1997,.the Company issued a nationwide recall of all "Tropic Isle" brand fresh frozen coconut produced in Costa Rica because it has the potential to be contaminated with Listeria monocytogenes, an organism which can cause serious and sometimes fatal infections in small children, frail or elderly people, and others with weakened immune systems. Any material costs associated with this recall are anticipated to be covered under the Company's insurance policies.

                           PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The regional membership meetings for the members of Pro-Fac were held as follows:

      Date            Region/District             City/State

February 4, 1997            I/3             Berlin, Pennsylvania
January 23, 1997         I/1 and I/2        Rochester, New York
January 28, 1997           II/2             Havana, Illinois
January 29, 1997           II/2             Ridgway, Illinois
January 30, 1997            III             Columbus, Nebraska
February 19, 1997           IV              Mt. Vernon, Washington
February 18, 1997           IV              Portland, Oregon
February 5, 1997             V              Montezuma, Georgia
March 31, 1997             II/1             Holland, Michigan

(b) Robert V. Call, Jr., Robert A. DeBadts, Steven D. Koinzan, Allan W. Overhiser, and Darell D. Sarff were elected directors for a three-year term as a result of the elections at the regional meetings held in January, February and March 1997. The following is a list of the remaining directors whose terms of office continued after the regional meetings.

                 Name                  Term Expires

             Tom Croner                     1998
             Dale Burmeister                1998
             Albert Fazio                   1998
             Glen Lee Chase                 1999
             Bruce Fox                      1999
             Kenneth Mattingly              1999
             Paul Roe                       1999


Following are the voting results from the regional meetings:

                           Votes Cast For             Votes Cast Against

 Robert V. Call, Jr.              69                           0
 Robert A. DeBadts                33                          49*
 Steven D. Koinzan                21                           0
 Allan W. Overhiser               90                           0
 Darell D. Sarff                  27                          21**

Other candidates:          Votes Cast For

 *   William DeFisher             25
 *   Robert Coene                 24
 **Joe E. Murphy                  21

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



                                             PRO-FAC COOPERATIVE, INC.




Date:    April 29, 1997          BY:/s/           Stephen R. Wright
         --------------             ---------------------------------------
                                                  STEPHEN R. WRIGHT,
                                                   GENERAL MANAGER




Date:    April 29, 1997          BY:/s/            Earl L. Powers
         --------------             ---------------------------------------
                                                   EARL L. POWERS
                                             VICE PRESIDENT, FINANCE AND
                                                 ASSISTANT TREASURER
                                            (PRINCIPAL ACCOUNTING OFFICER)