Form 10-Q
period 1997-09-27
PRO FAC COOPERATIVE INC
filed 1997-11-06
CIK 202932

10

                               Page 1 of 10 Pages




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-Q


          Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                               File Number 0-20539

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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 10, 1997.

                            Common Stock - 1,749,580

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Consolidated Statement of Operations and Net Proceeds

(Dollars in Thousands)

                                                                                                                    Quarter Ended
                                                                                               September 27,         September 28,
                                                                                                      1997                  1996

Net sales                                                                                         $176,397              $174,000
Cost of sales                                                                                      130,748               132,309
                                                                                                  --------              --------
Gross profit                                                                                        45,649                41,691
Selling, administrative, and general expense                                                       (32,758)              (32,916)
                                                                                                  --------              --------
Operating income                                                                                    12,891                 8,775
Interest expense                                                                                    (7,770)               (9,881)
                                                                                                  --------              --------
Income/(loss) before taxes, dividends, allocation of net proceeds, and
   cumulative effect of an accounting change                                                         5,121                (1,106)
Tax provision                                                                                       (1,822)                 (527)
                                                                                                  --------              --------
Income/(loss) before cumulative effect of an accounting change,
   dividends, and allocation of net proceeds                                                      $  3,299                (1,633)
Cumulative effect of an accounting change                                                                0                 4,516
                                                                                                  --------              --------
Net income                                                                                        $  3,299              $  2,883
                                                                                                  ========              ========

Allocation of Net Proceeds:
   Net income                                                                                     $  3,299              $  2,883
   Dividends on common and preferred stock                                                          (1,850)               (1,335)
                                                                                                  --------              --------
   Net proceeds                                                                                      1,449                 1,548
   Allocation to earned surplus                                                                       (788)               (1,035)
                                                                                                  --------              --------
   Net proceeds available to members                                                              $    661              $    513
                                                                                                  ========              ========

Net Proceeds Available to Members:
   Estimated cash payment                                                                         $    165              $    103
   Qualified retains                                                                                   496                   410
                                                                                                  --------              --------
   Net proceeds available to members                                                              $    661              $    513
                                                                                                  ========              ========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)                                                                     September 27,    June 28,  September 28,
                                                                                               1997           1997        1996
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                                $  3,997        $  2,838     $  6,682
   Accounts receivable, trade, net                                                            65,053          48,661       62,020
   Accounts receivable, other                                                                  3,845           2,795        6,268
   Inventories -
     Finished goods                                                                          140,056          87,904      158,474
     Raw materials and supplies                                                               28,396          27,001       35,161
                                                                                            --------        --------     --------
           Total inventories                                                                 168,452         114,905      193,635
                                                                                            --------        --------     --------
   Prepaid manufacturing expense                                                                   0           8,265        1,111
   Prepaid expenses and other current assets                                                   8,464           6,323        8,742
   Current deferred tax assets                                                                12,312          12,312       13,731
   Current investment in Bank                                                                    631             946            0
                                                                                            ---------       --------     ---------
           Total current assets                                                              262,754         197,045      292,189
Investment in Bank                                                                            24,320          24,321       24,439
Investment in Great Lakes Kraut Company                                                        6,585               0            0
Property, plant, and equipment, net                                                          209,216         217,923      269,254
Assets held for sale                                                                           3,259           3,259        5,113
Goodwill and other intangible assets, net                                                     95,503          96,429      102,734
Other assets                                                                                   7,525           7,700       12,550
                                                                                            --------        --------     ---------
           Total assets                                                                     $609,162        $546,677     $706,279
                      LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION             ========        ========     ========

Current liabilities:
   Notes payable                                                                            $ 64,000        $      0     $ 63,000
   Current portion of obligations under capital leases                                           558             558          548
   Current portion of long-term debt                                                           8,073           8,075        8,075
   Accounts payable                                                                           39,175          49,256       46,188
   Income taxes payable                                                                        5,386           5,672        3,961
   Accrued interest                                                                            3,960           8,663        4,767
   Accrued employee compensation                                                               7,981          11,063        8,143
   Accrued manufacturing expense                                                               2,899               0            0
   Other accrued expenses                                                                     21,681          21,956       27,554
   Dividends payable                                                                               0              61            0
   Amounts due members                                                                        27,808          15,791       27,051
                                                                                            --------        --------     --------
           Total current liabilities                                                         181,521         121,095      189,287
Long-term debt                                                                                70,528          69,829      162,164
Senior subordinated notes                                                                    160,000         160,000      160,000
Obligations under capital leases                                                                 817             817        1,125
Deferred income tax liabilities                                                               39,591          39,591       44,753
Other non-current liabilities                                                                 22,962          22,682       20,713
                                                                                            --------        --------     --------
           Total liabilities                                                                 475,419         414,014      578,042
                                                                                            --------        --------     --------
Commitments and contingencies
Class B cumulative  redeemable  preferred stock  liquidation  preference $10 per share, authorized - 500,000 shares; issued
     and outstanding 31,435, 31,435, and 33,364 shares, respectively                             314             315          334
Common stock, par value $5, authorized - 5,000,000 shares
                                                    September 27,   June 28,   September 28,
                                                        1997          1997          1996

Shares issued                                        1,749,580      1,788,815    1,855,329
Shares subscribed                                       44,808         54,557       57,859
                                                     ---------      ---------    ---------
           Total subscribed and issued               1,794,388      1,843,372    1,913,188
Less subscriptions receivable in installments          (44,808)       (54,557)     (57,859)
                                                     ---------      ---------    ---------
                                                     1,749,580      1,788,815    1,855,329     8,748           8,944        9,277
                                                     =========      =========    =========
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                     32,409          31,920       32,728
   Non-qualified allocation to members                                                         2,960           2,960        3,275
   Non-cumulative preferred stock, par value $25; authorized - 5,000,000 shares;
     issued and outstanding - 53,797,
       53,797, and 105,788, respectively                                                       1,345           1,345        2,645
   Class A cumulative preferred stock, liquidation preference
     $25 per share; authorized - 49,500,000 shares; issued and
       outstanding 3,215,709, 3,215,709 and 3,032,704 shares,
          respectively                                                                        80,393          80,393       75,818
   Earned surplus                                                                              7,574           6,786        4,160
                                                                                            --------        --------     --------
           Total shareholders' and members' capitalization                                   124,681         123,404      118,626
                                                                                            --------        --------     --------
           Total liabilities and capitalization                                             $609,162        $546,677     $706,279
                                                                                            ========        ========     ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)

                                                                                                           Quarter Ended
                                                                                                    September 27,     September 28,
                                                                                                           1997                1996
                                                                                                   ------------------- -----------
Cash flows from operating activities:
   Net income                                                                                         $   3,299         $   2,883
   Amounts payable to members                                                                              (165)             (103)

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Cumulative effect of an accounting change                                                                0            (4,516)
     Amortization of goodwill and other intangibles                                                         990             1,093
     Amortization of debt issue costs                                                                       199               200
     Depreciation                                                                                         4,597             6,135
     Change in assets and liabilities:
       Accounts receivable                                                                              (17,442)          (14,215)
       Inventories                                                                                      (55,722)          (63,061)
       Accounts payable and accrued expenses                                                             (6,976)             (629)
       Amounts due to members                                                                            12,017            19,176
       Federal and state taxes refundable                                                                  (286)              471
       Other assets and liabilities                                                                      (2,463)           (2,236)
                                                                                                      ---------         ---------
Net cash used in operating activities                                                                   (61,952)          (54,802)
                                                                                                      ---------         ---------

Cash flows from investing activities:
   Purchase of property, plant, and equipment                                                            (3,231)           (3,920)
   Disposals of property, plant, and equipment                                                              375               293
   Proceeds from investment in CoBank                                                                       316                 0
                                                                                                      ---------         ---------
Net cash used in investing activities                                                                    (2,540)           (3,627)
                                                                                                      ---------         ---------

Cash flows from financing activities:
   Proceeds from short-term debt                                                                         64,000            63,000
   Proceeds from long-term debt                                                                           2,000                 0
   Proceeds from Great Lakes Kraut Company                                                                3,000                 0
   Payments on long-term debt                                                                            (1,303)           (5,519)
   (Repurchases)/issuances of common stock                                                                 (196)               92
   Cash dividends paid                                                                                   (1,850)           (1,335)
                                                                                                      ---------         ---------
Net cash provided by financing activities                                                                65,651            56,238
                                                                                                      ---------         ---------
Net change in cash and cash equivalents                                                                   1,159            (2,191)
Cash and cash equivalents at beginning of period                                                          2,838             8,873
                                                                                                      ---------         ---------
Cash and cash equivalents at end of period                                                            $   3,997         $   6,682
                                                                                                      =========         =========

Supplemental Disclosure of Cash Flow Information:

Investment in Great Lakes Kraut Company
   Inventories                                                                                        $   2,175
   Prepaid expenses and other current assets                                                                409
   Property, plant, and equipment                                                                         6,966
   Other accrued expenses                                                                                   (62)
                                                                                                      ---------
                                                                                                      $   9,488
                                                                                                      =========

The accompanying notes are an integral part of these consolidated financial statements.

                            PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods. The following summarizes the significant accounting policies applied in the preparation of the accompanying financial statements. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in Pro-Fac's Form 10-K for the fiscal year ended June 28, 1997.

Consolidation: The consolidated financial statements include the Cooperative and its wholly-owned subsidiary, Agrilink Foods, Inc. ("Agrilink" or "the Company") after elimination of intercompany transactions and balances. Agrilink was formerly known as Curtice Burns Foods, Inc. (see NOTE 3 - "Other Matters").

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

NOTE 2.       AGREEMENTS WITH AGRILINK

The contractual relationship between Agrilink and Pro-Fac is defined in the Pro-Fac Marketing and Facilitation Agreement ("Agreement"). Under the Agreement, the Company pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink, it may be more or less than the price Agrilink would pay in the open market in the absence of the Agreement.

Under the Agreement the Company is required to have on its board of directors some persons who are neither members of nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Agrilink under the Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors. In addition, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of the Company.
Additional patronage income is paid to Pro-Fac for services provided to Agrilink, including the provision of a long term, stable crop supply, favorable payment terms for crops and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. Under the Indenture related to the Company's Senior Subordinated Notes, Pro-Fac is required to reinvest at least 70 percent of the additional Patronage income in Agrilink.

NOTE 3.       OTHER MATTERS

Name Change: On September 18, 1997, the Cooperative's wholly-owned subsidiary, Curtice Burns Foods, Inc. changed its name to Agrilink Foods, Inc. The three recently consolidated business units of Agrilink, Comstock Michigan Fruit, Southern Frozen Foods, and Brooks Foods, are now called Curtice Burns Foods.

Formation of New Sauerkraut Company: Effective July 1, 1997, the Company and Flanagan Brothers, Inc. of Bear Creek, Wisconsin, contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, operates as a New York limited liability company, with ownership split between the two companies. Management believes the alliance will positively impact earnings.

Dividends: Subsequent to quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $1.4 million and will be paid on October 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this review is to highlight the more significant changes in the major items in Consolidated Statement of Operations and Net Proceeds in the first quarter of fiscal 1998 versus the first quarter of 1997.

                         PRO-FAC'S RESULTS OF OPERATIONS

Pro-Fac Cooperative, Inc.'s ("Pro-Fac" or the "Cooperative") wholly-owned subsidiary, Agrilink has three primary business units: Curtice Burns Foods ("CBF"), Nalley Fine Foods, and its Snack Foods group. Each business unit offers different products and is managed separately. The majority of each of the business units' net sales are within the United States. In addition, all of the Company's operating facilities are within the United States.

The CBF business unit produces products in several food categories, including fruit fillings and toppings; aseptically-produced products; canned and frozen fruits and vegetables, and popcorn. The Nalley business unit produces canned meat products such as chilies and stews, pickles, salad dressings, peanut butter, and syrup. The Company's snack foods business unit consists of the Snyder of Berlin, Husman Snack Foods, and Tim's Cascade Potato Chip businesses. This business unit produces and markets potato chips and other snack items.

The following tables illustrate the results of operations by business unit for the quarters ended September 27, 1997 and September 28, 1996, and the total assets by business unit as of September 27, 1997 and September 28, 1996.

Net Sales
(Dollars in Millions)
                                                                               Quarter Ended
                                                                 September 27,              September 28,
                                                                     1997                        1996
                                                                         % of                        % of
                                                                $        Total             $         Total
                                                             ------     -------         ------       ------

         CBF                                                 $112.2       63.6%         $ 99.2        57.0%
         Nalley Fine Foods                                     46.9       26.6            44.2        25.4
         Snack Foods Group                                     17.3        9.8            17.2         9.9
                                                             ------      -----          ------       -----
           Subtotal ongoing operations                        176.4      100.0           160.6        92.3
         Businesses sold1                                       0.0        0.0            13.4         7.7
                                                             ------      ------          -----       ------
           Total                                             $176.4      100.0%         $174.0       100.0%
                                                             ======      =====          ======       =====

1   Includes the activity of Finger Lakes Packaging and the portion of the canned vegetable business sold in fiscal 1997.

Operating Income
(Dollars in Millions)
                                                                             Quarter Ended
                                                               September 27,               September 28,
                                                                    1997                       19961
                                                                        % of                           % of
                                                                $       Total             $            Total
                                                             ------    --------         -----          ------

         CBF                                                 $ 9.0        69.8%         $ 6.4           72.7%
         Nalley Fine Foods                                     3.7        28.7            2.1           23.9
         Snack Foods Group                                     2.1        16.2            1.5           17.0
         Corporate                                            (1.9)      (14.7)          (1.7)         (19.3)
                                                             -----       -----          -----          -----
           Subtotal ongoing operations                        12.9       100.0            8.3           94.3
         Businesses sold2                                      0.0         0.0            0.5            5.7
                                                             -----       -----          -----          -----
           Total                                             $12.9       100.0%         $ 8.8          100.0%
                                                             =====       =====          =====          =====

1   Excludes  cumulative  effect of an  accounting  change for the  quarter  ended  September  28,  1996.  See NOTE 1 - "Summary  of
    Accounting Policies - Change in Accounting Principle."

2   Includes the activity of Finger Lakes Packaging and the portion of the canned vegetable business sold in fiscal 1997.

EBITDA1
(Dollars in Millions)

                                                                            Quarter Ended
                                                                  September 27,          September 28,
                                                                       1997                  19962
                                                                          % of                     % of
                                                               $          Total          $         Total
                                                             -----        -----       ------      ------

         CBF                                                 $12.7         68.6%       $10.6       66.3%
         Nalley Fine Foods                                     5.1         27.6          3.6       22.5
         Snack Foods Group                                     2.6         14.1          2.0       12.5
         Corporate                                            (1.9)       (10.3)        (1.7)     (10.6)
                                                             -----        -----      -------      -----
           Subtotal ongoing operations                        18.5        100.0         14.5       90.7
         Businesses sold3                                      0.0          0.0          1.5        9.3
                                                             -----        -----      -------      -----
           Total                                             $18.5        100.0%       $16.0      100.0%
                                                             =====        =====        =====      =====


1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") does not represent information prepared in accordance with generally accepted accounting principles, nor is such information considered superior to information presented in accordance with generally accepted accounting principles. The EBITDA calculation begins with Income/(loss) before taxes, dividends, allocation of net proceeds, and cumulative effect of an accounting change and adds to such amount interest expense, depreciation, and amortization of goodwill and other intangibles.

2 The above information excludes the cumulative effect of an accounting change for the quarter ended September 28, 1996. See NOTE 1 - "Summary of Accounting Policies - Change in Accounting Principle."

3   Includes the activity of the canned vegetable business sold in fiscal 1997.

Total Assets
(Dollars in Millions)

                                                                             Quarter Ended
                                                                 September 27,        September 28,
                                                                      1997                 1996
                                                                          % of                   % of
                                                                $         Total       $          Total
                                                             ------      -------   -------       ------

         CBF                                                 $377.3       61.9%     $389.4        55.1%
         Nalley Fine Foods                                    155.8       25.6       154.7        21.9
         Snack Foods Group                                     26.5        4.4        27.6         3.9
         Corporate                                             49.6        8.1        61.8         8.8
                                                             ------      -----      ------       -----
           Subtotal ongoing operations                        609.2      100.0       633.5        89.7
         Businesses sold1                                       0.0        0.0        72.8        10.3
                                                             ------      -----      ------       -----
           Total                                             $609.2      100.0%     $706.3       100.0%
                                                             ======      =====      ======       =====

1   Includes the assets of Finger Lakes Packaging and the portion of the canned vegetable business sold in fiscal 1997.

       CHANGES FROM FIRST QUARTER FISCAL 1998 TO FIRST QUARTER FISCAL 1997

Net Sales: Net sales from ongoing operations increased in the first quarter compared to the prior year by $15.8 million or 10 percent. This significant increase reflects improvements at all three of the Company's business units.

The most significant increases were noted in the vegetable and aseptic categories. Net sales for the CBF aseptic category increased $9.2 million, while the continuing vegetable business increased $4.6 million. The increase in aseptic sales results from new business, while the increase in the vegetable business is attributable to changes in product mix resulting in improvements in volume/pricing.

The pickle and dressing categories at Nalley also increased $ 2.1 million and $1.3 million, respectively due to increased volume.

Small gains were noted in the Snack Foods Group.

Gross Profit: Gross profit of $45.6 million in the quarter ended September 27, 1997 increased $4.0 million or 9.5 percent from the quarter ended September 28, 1996. Excluding the businesses sold in fiscal 1997, the increase in gross profit is approximately $6.3 million. This increase results from increased sales as highlighted above.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $0.2 million as compared with the prior year. During the first quarter of fiscal 1998, the Company settled an outstanding tax claim with the state of Washington ($1.4 million). This settlement was, however, offset by increased costs due to competitive promotional spending/selling expenses (approximately $0.3 million) and the cost for employee incentive plans ($0.9 million).

Interest Expense: Interest expense for the quarter ended September 27, 1997 decreased $2.1 million or 21 percent. This significant improvement is primarily the result of the focus on debt reduction which occurred throughout fiscal 1997. These activities included the sale of Finger Lakes Packaging, the sale of the canned vegetable business, and the sale of the Georgia distribution center. Reductions in outstanding debt accounted for a decrease of $2.0 million, while changes in rates accounted for a decrease of $0.1 million.

Provision for Taxes: The provision for taxes in the quarter ended September 27, 1997 of $1.8 million increased from $0.5 million in the quarter ended September 28, 1996 due to improvements in earnings. The Company's effective tax rate is negatively impacted by the non-deductibility of goodwill.

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

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Consolidated Statement of Changes in Cash Flows" for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997.

Net cash used in operating activities increased approximately $7.2 million. Additional funds were used during the quarter to liquidate payments for crops. Crops in the current year have been available earlier for harvest than in the prior year. In addition, the reduction in inventories, attributed to the sale of the canned vegetable business in the fourth quarter of fiscal 1997, was offset by the increase in net income and the timing of the liquidation of outstanding receivables/payables.

Net cash used in investing activities decreased in the first quarter of fiscal 1998 due to the timing of various capital expenditures. The purchase of property, plant, and equipment in both years was for general operating purposes.

Net cash provided by financing activities increased from the prior year due to the receipt of proceeds from Great Lakes Kraut and additional borrowing incurred in the first quarter of fiscal 1998 for operating needs.

Borrowings: Under the Company's Credit Agreement, as amended, Agrilink is able to borrow up to $66.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $18.0 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) the total available line or (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

As of September 27, 1997, (i) cash borrowings outstanding under the Seasonal Facility were $64.0 million and (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing was $2.0 million. In addition to its seasonal financing, as of September 27, 1997, the Company had $26.6 million available for long-term borrowings under the Term Loan Facility. The Cooperative believes that the cash flow generated by its operations and the amounts available under the Seasonal and Term Loan Facilities should be sufficient to fund its working capital needs, fund its capital expenditures, service its debt, and pay dividends for the foreseeable future.

Certain financing arrangements require that Pro-Fac and Agrilink meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of September 27, 1997, Pro-Fac is in compliance with all such covenants, restrictions and limitations.

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

The effect of the 1997 growing season on fiscal 1998 financial results cannot be estimated until late 1997 or early calendar 1998 when harvesting is complete and national supplies can be determined.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         EXHIBIT
         NUMBER                        DESCRIPTION

         Exhibit 3.3           Certificate of Incorporation of Pro-Fac
         Exhibit 27            Financial Data Schedule

     (b) No current report on Form 8-K was filed during the fiscal period to which this report relates.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PRO-FAC COOPERATIVE, INC.




Date:  November 6, 1997             BY:/s/     Stephen R. Wright
       ----------------                ------------------------------
                                               STEPHEN R. WRIGHT,
                                                GENERAL MANAGER




Date: November 6, 1997              BY:/s/     Earl L. Powers
      ----------------                 ------------------------------
                                                EARL L. POWERS,
                                          VICE PRESIDENT FINANCE AND
                                              ASSISTANT TREASURER
                                       (Principle Financial Officer and
                                          Principle Accounting Officer)