Form 10-K/A
period 1997-06-28
PRO FAC COOPERATIVE INC
filed 1997-12-18
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  Form 10-K/A-1


     (MarkOne)  [X]  Annual  Report  Pursuant  to  Section  13 or  15(d)  of the
                          Securities Exchange Act of 1934 (Fee Required)

                     For the Fiscal Year Ended June 28, 1997

                [ ] Transition  Report  Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                        For the Transition Period from to
                                File No. 0-20539

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

             Number of common shares outstanding at August 8, 1997:
                             Common stock: 1,739,831

                        FORM 10-K/A-1 ANNUAL REPORT - 1997
                            PRO-FAC COOPERATIVE, INC.

                                TABLE OF CONTENTS

                                     PART I
 ITEM 1. Description of Business                                                                              Page

         General Development of Business....................................................................      3
         Relationship with Agrilink.........................................................................      3
         Narrative Description of Business..................................................................      4
         Financial Information About Industry Segments......................................................      6
         Packaging and Distribution.........................................................................      6
         Trademarks.........................................................................................      6
         Raw Material Sources...............................................................................      7
         Environmental Matters..............................................................................      7
         Seasonality of Business............................................................................      8
         Practices Concerning Working Capital...............................................................      8
         Significant Customers..............................................................................      8
         Backlog of Orders..................................................................................      8
         Business Subject to Government Contracts...........................................................      8
         Competitive Conditions.............................................................................      8
         New Products and Research and Development..........................................................      9
         Employees..........................................................................................      9
         Cautionary Statement on Forward-Looking Statements.................................................      9


ITEM  2.    Description of Properties.......................................................................     10

ITEM  3.    Legal Proceedings...............................................................................     11

ITEM  4.    Submission of Matters to a Vote of Security Holders.............................................     11

                                                    PART II

ITEM  5.    Market for Registrant's Common Stock and Related Security Holder Matters........................     11.

ITEM  6.    Selected Financial Data.........................................................................     12

ITEM  7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........     13

ITEM  8.    Financial Statements and Supplementary Data.....................................................     21

ITEM  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............     42

                                                    PART III

ITEM 10.    Directors and Executive Officers of the Registrant..............................................     43

ITEM 11.    Executive Compensation..........................................................................     47

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management..................................     49

ITEM 13.    Certain Relationships and Related Transactions..................................................     51

                                                    PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................     52
            Signatures......................................................................................     56


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


On September 18, 1997, the Cooperative's wholly-owned subsidiary, Curtice Burns Foods, Inc. changed its name to Agrilink Foods, Inc. The three recently consolidated business units of Agrilink, Comstock Michigan Fruit, Southern Frozen Foods, and Brooks Foods, are now called Curtice Burns Foods ("CBF").

Agrilink Foods, Inc. ("Agrilink" or the "Company") is a producer and marketer of processed food products, including canned and frozen fruits and vegetables, canned desserts and condiments, fruit fillings and toppings, canned chilies and stews, salad dressings, pickles, peanut butter and snack foods. Pro-Fac and Agrilink were established together in the early 1960s and have had a long-standing contractual relationship under an Integrated Agreement pursuant to which Pro-Fac provided crops and financing to Agrilink, Agrilink provided a market and management to Pro-Fac, and Pro-Fac shared in the profits of Agrilink (the "Integrated Agreement").

On November 3, 1994, Pro-Fac acquired Agrilink (the "Acquisition"), and Agrilink became a wholly-owned subsidiary of Pro-Fac. The purchase price and fees and expenses related to the Acquisition were financed with borrowings under a new credit agreement (the "New Credit Agreement") with CoBank, ACB (the "Bank"), and the proceeds of the Company's 12.25 percent Senior Subordinated Notes due 2005 (the "Notes"). Pro-Fac has guaranteed the obligations of the Company under the New Credit Agreement and the Notes. As a result of the indebtedness incurred in connection with the Acquisition, Agrilink has higher interest expenses than prior to the Acquisition.

                           RELATIONSHIP WITH AGRILINK

Upon consummation of the Acquisition, the Integrated Agreement was terminated, and Pro-Fac and Agrilink entered into the Pro-Fac Marketing and Facilitation Agreement (the "Pro-Fac Marketing Agreement"). The Pro-Fac Marketing Agreement resembles the Integrated Agreement in that it continues to provide for Pro-Fac to supply crops and additional financing to Agrilink, for Agrilink to provide a market and management services to Pro-Fac, and for Pro-Fac to share in the profits of Agrilink. To preserve the independence of Agrilink, the Pro-Fac Marketing Agreement also requires that certain of the directors of Agrilink be individuals who are not employees or shareholders of, or otherwise affiliated with, Pro-Fac or the Company ("Disinterested Directors") and requires that certain decisions be approved by the Disinterested Directors.


The New Credit Agreement and the Notes restrict the ability of Pro-Fac to amend the Pro-Fac Marketing and Facilitation Agreement. The New Credit Agreement and the Notes also restrict the amount of dividends and other payments that may be made by the Company to Pro-Fac.


Purchase of Crops From Pro-Fac: Under the Pro-Fac Marketing Agreement, Agrilink purchases crops from Pro-Fac at the commercial market value ("CMV") of those crops. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Under both the Pro-Fac Marketing Agreement and the predecessor agreement to the Pro-Fac Marketing Agreement, Agrilink paid Pro-Fac $51.4 million, $44.7 million, and $55.9 million as CMV for crops purchased from Pro-Fac in fiscal years 1997, 1996, and 1995, respectively. The crops purchased by Agrilink from Pro-Fac represented approximately 71 percent, 72 percent, and 73 percent of all raw agricultural crops purchased by Agrilink in fiscal 1997, 1996, and 1995, respectively.

CMV is determined by a joint committee of the Boards of Directors of Pro-Fac and Agrilink, which is currently comprised of the Chief Executive Officer of Agrilink and an equal number of Pro-Fac directors and Disinterested Directors. The Pro-Fac Marketing Agreement requires a majority of the Disinterested Directors approve the recommendation of the joint committee. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink, it may be more or less than the price Agrilink would pay in the open market in the absence of the Pro-Fac Marketing Agreement.

Under the Marketing and Facilitation Agreement between Pro-Fac and Agrilink, Pro-Fac agrees to sell and deliver to Agrilink all of the Agrilink annual profit plan requirements (i.e. crops needed to support anticipated sales and production). The profit plan is determined by the Boards of Directors of Pro-Fac and Agrilink. Approval of the profit plan by the Board of Directors of Agrilink requires the affirmative vote of a majority of the Disinterested Directors. Subject only to its inability to deliver because of the vagaries of weather or other causes validly preventing growing such crops as set forth in the agreements between Pro-Fac and its members, Pro-Fac is required to deliver to Agrilink the crops described in the profit plan, and Agrilink agrees to process and market such crops..

Patronage Income of Pro-Fac: In addition to CMV, under the Pro-Fac Marketing Agreement, Agrilink will pay to Pro-Fac as additional patronage income in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products") up to 90 percent of such earnings but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of the Company. This additional patronage income is paid to Pro-Fac for services provided to Agrilink, including the provision of a long term, stable crop supply, favorable payment terms for crops and the sharing of risks in losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year.

Agrilink paid additional patronage income to Pro-Fac of $10.3 million (including Pro-Fac's share of an accounting change) and $9.6 million in fiscal 1997 and 1995, respectively, for those years. In fiscal 1996, Agrilink reduced the amount of CMV due to Pro-Fac by $9.0 million based on an allocation of a loss at Agrilink on Pro-Fac products.

Additional patronage income received by Pro-Fac is deductible to Pro-Fac for federal tax purposes only to the extent distributed to its members. Pro-Fac may make this distribution to its members through a combination of cash and retains as long as a minimum of 20 percent of the amount is paid in cash as required by federal tax law. Pro-Fac has historically paid its members between 20 percent and 30 percent of additional patronage income in cash and the remaining portion in retains. Funds made available by the distribution of retains to members in lieu of cash have historically been reinvested by Pro-Fac in Agrilink. Since the Acquisition, Pro-Fac is required to reinvest at least 70 percent of the additional patronage income in Agrilink.

                  NARRATIVE DESCRIPTION OF BUSINESS OF AGRILINK


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


Curtice Burns Foods ("CBF"_: On September 18, 1997, , the Comstock Michigan Fruit, Southern Frozen Foods, and Brooks Foods business units were consolidated and are now called Curtice Burns Foods, headquartered in Rochester, New York. The consolidated entity represents the largest business unit of Agrilink. This business unit produces products in several food categories, including fruit fillings and toppings; aseptically-produced products; canned and frozen fruits and vegetables and popcorn. Well-known brand names include "Chill Ripe," "Comstock," "Greenwood," "Just for Chili," "McKenzie's," "McKenzie's Gold King," "Pops-Rite," "Rich and Tangy," "Silver Floss," "Super Pop," "Southern Farms," "Thank You," "Tropic Isle," and

"Wilderness." In fiscal 1997, approximately 36 percent of net sales for these businesses represented branded products, approximately 25 percent represented private label products and approximately 39 percent represented foodservice/industrial products.

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


This Agrilink' business unit is also one of the nation's leading branded suppliers in the production and sale of frozen, Southern-specialty products such as black-eyed peas, okra, Southern squash, and Southern specialty side dishes that include summer squash casserole, Southern-style creamed corn, and Southern-style black-eyed peas in a savory sauce.

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


During fiscal 1997, Agrilink sold its private label canned vegetable operation to Seneca Foods, along with its Blue Boy brand. Included in this sale were the Leicester, New York manufacturing facility and LeRoy, New York distribution warehouse. The disposal did not include the Greenwood and Silver Floss labels, or sauerkraut, glass beets, or frozen vegetable businesses. This transaction also included an agreement requiring Agrilink to handle all vegetable sourcing for Seneca Foods at its New York plants.

On June 27, 1997, URS Logistics, Inc. ("URS") acquired the Company's frozen foods distribution center in Montezuma, Georgia. In addition, the two companies entered into a long-term logistics agreement under which URS will manage this facility and all frozen food transportation operations of Agrilink in Georgia and New York.


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

In April 1997, the Company acquired certain businesses from Nalley Canada Ltd., a privately held, independent snack food company and former subsidiary of Agrilink. The acquired Canadian operations include a $12 million consumer products business that includes Nalley's chili and snack dips; Adams Natural Peanut Butter; Bernstein's Salad Dressings; LaRestaurante Salsa and other niche dressing and sauce products marketed throughout the western Provinces of Canada.

Snack Foods Group: During fiscal 1997, two of the Agrilink' snack businesses, Snyder of Berlin and Husman Snack Foods, were united under one management group. The two entities combined resources to obtain the most cost efficient operations. Tim's Cascade Potato Chips represents the Company's other snack food operation. A brief description of each follows:


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

                           PACKAGING AND DISTRIBUTION


The food products produced by the Company are distributed to various consumer markets in all 50 states as well as in Canada. Branded lines of the CBF business unit are sold through food brokers which sell primarily to supermarket chains and various institutional feeders. Nalley has its own sales personnel responsible for sales within the Pacific Northwest and uses food brokers for sales in other marketing areas. Snyder's, Tim's and Husman products are marketed through distributors (some of which are owned and operated by the Company) who sell directly to retail outlets in the Midwest, Mid-Atlantic and Pacific Northwest.

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

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS


From time to time, the Cooperative makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis (pages 13 to 21 and other statements made in this Form 10-K/A-1 and in other filings with the SEC.

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among the factors that could impact the Company's ability to achieve its goals are:

     the impact of strong competition in the food industry;

     the impact of weather on the volume and quality of raw product;

     the  inherent  risks  in  the  marketplace   associated  with  new  product
     introductions, including uncertainties about trade and consumer acceptance;


     the continuation of the Cooperative's success in integrating operations and the availability of acquisition and alliance opportunities; and

     the Cooperative's ability to achieve the gains in productivity and improvements in capacity utilization.


ITEM 2.       DESCRIPTION OF PROPERTIES


All plants, warehouses, office space and other facilities used by Agrilink in its business are either owned by Agrilink or one of its subsidiaries or leased from third parties. All of the properties owned by Agrilink are subject to mortgages in favor of the Bank. In general, each business unit occupies offices, processing plants and warehouse space. Some business units have processing plants located in rural areas that are convenient for the delivery of crops from Pro-Fac members and warehouse locations dispersed to facilitate the distribution of finished products. Agrilink believes that its facilities are in good condition and suitable for the operations of the Company.


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


CURTICE BURNS FOODS:

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


   Headquarters office1 (Includes office space for CBF

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

During  fiscal  1997,  the  Cooperative  issued  51,991  shares  of its  Class A
Cumulative Preferred Stock in exchange for shares for its Non-cumulative Preferred Stock, on a share-for-share basis. Such exchanges are exempt from registration under section 3(a)(9) of the Securities act of 1933. The dates and amounts of the exchanges are set forth below:

      Date                      Number of Shares         Value of Shares

December 19, 1996                     44,191                $1,104,775
April 11, 1997                         1,118                    27,950
June 27, 1997                          6,682                   167,050
                                     -------              ------------
  Total                               51,991                $1,299,775
                                      ======                ==========

ITEM 6.       SELECTED FINANCIAL DATA*

Consolidated Operating Data:
(Dollars in Thousands, Except Capital Stock Data)
                                                                                            Five Year Summary
                                                                          1997         1996         1995         1994        1993
                                                                        --------     --------     --------     --------    --------

Net sales                                                               $730,823     $739,094     $522,413     $ 58,237    $ 59,735
Cost of sales                                                            539,081      562,926      384,838       58,237      59,735
                                                                        --------     --------     --------     --------    --------
Gross profit                                                             191,742      176,168      137,575            0           0
Income from Agrilink prior to Acquisition                                      0            0       11,239       34,229      (4,710)
Interest income                                                                0          770        4,402            0           0
Selling, administrative, and general (expenses)/income                  (145,214)    (151,671)     (99,341)       1,056         965
Gain on sale of Finger Lakes Packaging                                     3,565            0            0            0           0
Restructuring charge                                                           0       (5,871)           0            0           0
Additional costs incurred as a result of fire                                  0            0       (2,315)           0           0
                                                                        --------     --------     --------     --------    --------
Operating income/(loss)                                                   50,093       19,396       51,560       35,285      (3,745)
Interest expense                                                         (36,473)     (41,998)     (29,035)     (11,587)    (13,753)
                                                                        --------     --------     --------     --------    ---------

Pretax income/(loss) before dividends, allocation of net proceeds, and
   cumulative effect of an accounting change                              13,620      (22,602)      22,525       23,698     (17,498)
Tax (provision)/benefit                                                   (5,529)      13,071        7,028          844           0
                                                                        --------     --------     --------     --------    --------
Income/(loss) before cumulative effect of an accounting change, dividends
   and allocation of net proceeds                                          8,091       (9,531)      29,553       24,542     (17,498)
Cumulative effect of an accounting change                                  4,606            0            0            0           0
                                                                        --------     --------     --------     --------    --------
Net income/(loss)                                                       $ 12,697     $ (9,531)    $ 29,553     $ 24,542    $(17,498)
                                                                        ========     ========     ========     ========    =========
Allocation of Net Proceeds:
   Net income/(loss)                                                    $ 12,697     $ (9,531)    $ 29,553     $ 24,542    $(17,498)
   Dividends on common and preferred stock                                (5,503)      (8,993)      (4,914)      (4,390)     (4,548)
                                                                        --------     --------     --------     --------    ---------
   Net proceeds/(deficit)                                                  7,194      (18,524)      24,639       20,152     (22,046)
   Allocation (to)/from earned surplus                                    (3,661)      18,524      (16,964)      (2,856)     27,917
                                                                        --------     --------     --------     --------    --------
   Net proceeds available to members                                    $  3,533     $      0     $  7,675     $ 17,296    $  5,871
                                                                        ========     ========     ========     ========    ========
Allocation of net proceeds available to members:
   Payable to members currently (25% of qualified proceeds available to
   members in fiscal 1997 and 20% in fiscal 1995, 1994, and 1993)       $    883     $      0     $  1,475     $  3,109    $  1,052
Allocated to members but retained by the Cooperative:
   Qualified retains                                                       2,650            0        5,900       12,437       4,209
   Non-qualified retains                                                       0            0          300        1,750         610
                                                                        --------     --------     --------     --------    --------
   Net proceeds available to members                                    $  3,533     $      0     $  7,675     $ 17,296    $  5,871
                                                                        ========     ========     ========     ========    ========
CMV**                                                                   $ 51,445     $ 44,701     $ 55,855     $ 59,216    $ 59,800
                                                                        ========     ========     ========     ========    ========
   Net proceeds allocated to members as a percent of CMV                    6.87%      (10.00)%      13.74%       29.21%       9.82%
Net proceeds available to members as a percent of CMV:
-----------------------------------------------------
   Qualified                                                                6.87%        0.00%       13.20%       26.25%       8.80%
   Non-qualified                                                            0.00         0.00          .54%        2.96%       1.02%
                                                                        --------      --------    --------     --------    ---------
       Total net proceeds allocated to members as a percent of CMV          6.87%        0.00%       13.74%       29.21%       9.82%
                                                                        --------      -------     --------     --------    ---------
Balance Sheet Data:
------------------
   Investment in direct financing leases                                $      0     $      0     $      0     $141,322    $173,513
   Common stock                                                         $  8,944     $  9,185     $  9,395     $ 10,284    $ 13,455
   Redeemable Preferred                                                 $    315     $    334     $      0$           0    $      0
   Shareholders' and members' capitalization and redeemable stock       $132,663     $126,700     $145,228     $123,765    $109,904
   Total long-term debt and senior subordinated notes (excludes
   current portion)                                                     $229,829     $327,683     $343,665     $127,134    $168,000
   Debt to equity ratio***                                                 1.8:1        2.7:1        2.4:1        1.2:1       1.8:1
   Total assets                                                         $546,677     $637,297     $689,739     $296,051    $324,884
Capital Stock Data Cash dividends paid per share:
     Common                                                             $   0.00     $    .25     $  .2750     $    .25    $    .25
     Non-Cumulative Preferred                                           $   1.50     $   1.50     $ 1.6875     $ 1.5625    $  .8125
     Class A Cumulative Preferred                                       $   1.72     $   1.29     $      0     $      0    $      0
     Class B Cumulative Preferred                                       $   1.00     $   1.00     $      0            0    $      0
   Average common stock investment per member                           $ 14,333     $ 14,419     $ 15,032     $ 14,546    $ 18,662

Number of Members:                                                           624          637          625          707         721

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

                         PRO-FAC'S RESULTS OF OPERATIONS


As a result of the Acquisition on November 3, 1994, the consolidated results of operations of Pro-Fac after that date include gross profit, operating expenses, and other results of operations of Agrilink. Prior to November 3, 1994, Pro-Fac's results of operations included only amounts paid or payable by Agrilink to Pro-Fac under the Integrated Agreement.

Changes From Fiscal 1996 to Fiscal 1997: The 1997 CMV of crops delivered during the 1996 production season increased to $51.4 million from $44.7 million in fiscal 1996. The 15.0 percent increase was the net result of a 4.0 percent tonnage decrease offset by the effect of price and mix variations from the commodities. Payment to the members of CMV was 106.9 percent of deliveries. The increased payment was attributed to the significantly increased earnings of the Company's wholly-owned subsidiary, Agrilink. The results of Agrilink operations are discussed below.

For the year ended June 28, 1997, the increase/(decrease) in net proceeds and the allocation to members compared to the prior year is summarized below in millions of dollars.


 Agrilink gross profit                                                       $ 15.6
 Gain on sale of Finger Lakes Packaging                                         3.6
 Restructuring                                                                  5.9
 Interest income, other                                                        (0.8)
 Decreased selling, general and administrative expenses                         6.4
 Decreased interest expense                                                     5.5
                                                                             ------
 Change in income before taxes, dividends, and allocations of net proceeds

  and cumulative effect of an accounting change                                36.2
Change in tax (provision)/benefit                                             (18.6)
Cumulative effect of an accounting change                                       4.6
                                                                             ------
Change in net income                                                         $ 22.2
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

For the year ended June 29, 1996, the increase/(decrease) in net proceeds and the allocation to members compared to the prior year is summarized below in millions of dollars:


Agrilink gross profit                                                       $ 38.6
Restructuring                                                                 (5.9)
Income received from Agrilink prior to Acquisition                           (11.2)
Interest income, other                                                        (3.6)
Cost relating to fire claim                                                    2.3
Increased selling, general and administrative expenses                       (52.3)
Increased interest expense                                                   (13.0)
                                                                            ------
Change in income before taxes, dividends, and allocations of net proceeds    (45.1)
Change in tax benefit                                                          6.0
                                                                            ------
Change in net income                                                        $(39.1)
                                                                            ======

Because of the profit/(loss) split provisions between Agrilink and Pro-Fac, business conditions and trends affecting Agrilink' profitability also affect the profitability of Pro-Fac. For these reasons, management believes discussions relating to the financial condition and results of operations of Pro-Fac should primarily focus on the operations of Agrilink.

The following comparisons of Agrilink' results to its prior-year periods present the results of Agrilink for both the period prior to its Acquisition by Pro-Fac as well as the period subsequent to the Acquisition. Therefore, comparisons to the prior-year periods are not comparable in certain respects due to differences between the cost bases of the assets prior to the Acquisition compared to those after the Acquisition as well as the effect on Agrilink' operations for adjustments to depreciation, amortization and interest expense.

The following tables illustrate the Company's results of operations by business unit for the fiscal years ended June 28, 1997, June 29, 1996, and June 24, 1995, and the Company's total assets by business as at June 28, 1997 and June 29, 1996.

Net Sales
(Dollars in Millions)
                                                                                Fiscal Years Ended
                                                      6/28/97                        6/29/96                      6/24/95
                                                              % of                           % of                          % of
                                                  $           Total             $            Total             $           Total
                                               -------        -----          -------         -----          -------        -----


CBF                                            440.2           60.2           431.2           58.4          419.5           56.0
Nalley Fine Foods                              182.4           25.0           189.2           25.6          181.2           24.2
Snack Foods Group                               67.3            9.2            63.7            8.6           60.5            8.1
                                               -----          -----           -----          -----          -----          -----
     Subtotal ongoing operations               689.9           94.4           684.1           92.6          661.2           88.3
Businesses sold or to be sold1                  40.9            5.6            55.0            7.4           87.3           11.7
                                               -----          -----           -----          -----          -----          -----

     Total                                     730.8          100.0           739.1          100.0          748.5          100.0
                                               =====          =====           =====          =====          =====          =====


1 Includes the sales of Finger Lakes Packaging, the portion of the canned vegetable business sold, Nalley Canada Ltd., and Nalley US Chips and Snacks business. See NOTE 3 to the "Notes to Consolidated Financial Statements."


Operating Income1
(Dollars in Millions)
                                                                                       Fiscal Years Ended
                                                                  6/28/97                    6/29/96                    6/24/95
                                                                         % of                      % of                       % of
                                                                $        Total            $        Total             $        Total
                                                             -------     -----         -------     -----          -------     -----


CBF                                                          40.5         81.1          26.5        186.6         42.2         81.2
Nalley Fine Foods                                            10.8         21.7          (2.9)       (20.4)        18.7         35.9
Snack Foods Group                                             5.9         11.8           4.1         28.9          3.6          6.9
Corporate overhead                                          (10.5)       (21.0)         (6.8)       (47.9)       (10.3)       (19.8)
                                                            -----        -----          ----        -----        -----        -----
   Subtotal ongoing operations                               46.7         93.6          20.9        147.2         54.2        104.2
Businesses sold or to be sold and other non-recurring2        3.2          6.4          (6.7)       (47.2)        (2.2)        (4.2)
                                                            -----        -----          -----       -----        -----        ------

     Total                                                   49.9        100.0          14.2        100.0         52.0        100.0
                                                            =====        =====          ====        =====        =====        =====


1 Excludes cumulative effect of an accounting change. See NOTE 1 to the "Notes to Consolidated Financial Statements." 2 In fiscal 1997, such amount includes the operating earnings and gain on the sale of Finger Lakes Packaging, operating activities of the canned vegetable business, final settlement of an insurance claim, and a loss on the disposal of property held for sale.

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

   See NOTE 3 to the "Notes to Consolidated Financial Statements."

EBITDA1,2
(Dollars in Millions)

                                                                               Fiscal Years Ended
                                                             6/28/97                6/29/96             6/24/95
                                                                   % of                  % of                % of
                                                           $       Total         $       Total        $      Total
                                                         -----     -----       -----     -----      -----    -----


CBF                                                       57.1       74.4      44.4      101.6       55.0      72.7
Nalley Fine Foods                                         16.2       21.1       2.3        5.3       22.9      30.3
Snack Foods Group                                          7.6        9.9       6.0       13.7        5.4       7.1
Corporate                                                (10.1)     (13.1)     (6.9)     (15.8)     (10.6)    (13.9)
                                                         -----      -----      ----      -----      -----     -----
  Subtotal ongoing operations                             70.8       92.3      45.8      104.8       72.7       96.2
Businesses sold or to be sold and other non recurring3     5.9        7.7      (2.1)      (4.8)       2.9        3.8
                                                         -----      -----      ----      -----      -----      -----

  Total                                                   76.7      100.0      43.7      100.0       75.6      100.0
                                                         =====      =====      ====      =====      =====      =====

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") begins with the pretax income of Agrilink before dividing with Pro-Fac and before cumulative effect of an accounting change, and adds to such amount interest expense, depreciation, and amortization of goodwill and other intangibles.

   In conjunction with the acquisition of Agrilink by Pro-Fac in 1994, net assets were adjusted to fair market value and additional debt was incurred. Accordingly, depreciation and interest expense have increased significantly, making year-to-year comparisons of operating income and net income difficult to analyze. Therefore, management believes EBITDA is a measurement that allows the operations of the business to be measured in a consistent manner.

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

   See NOTE 3 to the "Notes to Consolidated Financial Statements."

Total Assets
(Dollars in Millions)

                                           6/28/97                             6/29/96
                                                      % of                               % of
                                      $               Total               $              Total
                                    -----             -----             -----            -----


 CBF                                329.0              60.6             339.5             53.5
 Nalley Fine Foods                  144.4              26.6             134.1             21.1
 Snack Foods Group                   26.7               4.9              27.8              4.4
 Corporate                           42.5               7.9              71.6             11.3
                                    -----             -----             -----            -----
     Subtotal ongoing operations    542.6             100.0             573.0             90.3
 Businesses sold or to be sold1       0.0               0.0              61.3              9.7
                                    -----             -----             -----            -----

     Total                          542.6             100.0             634.3            100.0
                                    =====             =====             =====            =====


1 Includes Finger Lakes Packaging and the portion of the canned vegetable business sold to Seneca Foods. See NOTE 3 to the "Notes to Consolidated Financial Statements."


                     CHANGES FROM FISCAL 1996 TO FISCAL 1997


Net income for fiscal 1997 of $5.5 million represented a $17.4 million increase over the prior year's loss of $11.9 million. Total EBITDA before cumulative effect of an accounting change was $76.7 million for the year ended June 28, 1997 versus $43.7 million in the prior year. EBITDA for ongoing business reached $70.8 million versus the prior year's $45.8 million. This significant improvement reflected the benefits from numerous initiatives including: (1) a reduction in debt by $86.8 million which included the sales of Finger Lakes Packaging, the canned vegetable business, the Georgia Distribution facility, idle manufacturing facilities and efforts to improve cash flow through better management of working capital requirements (see NOTE 5 to the "Notes to Consolidated Financial Statements"); (2) the implementation of structural changes within the organization, including the consolidation of the operations of Brooks Foods and Southern Frozen Foods into CBF; and (3) the consolidation of support services such as human resources and agricultural services.. The reduction in interest expense as a result of the debt reduction initiatives improved net income by $5.5 million and consolidation efforts accounted for approximately $2.0 million of the reduction in selling, administrative, and general expenses.


Other structural changes within the Company's business units included a review of the Nalley operations and the consolidation of several other operations. EBITDA for the Nalley business unit was $16.2 million for the year ended June 28, 1997 versus $2.3 million in the prior year. These results were driven by organizational changes and the absence of the significant start-up costs for the new salad dressing line which were incurred throughout fiscal 1996.

Net Sales: Total net sales in fiscal 1997 decreased $8.3 million or 1.1 percent compared to the prior year period. While total net sales declined $8.3 million from $739.1 million in fiscal 1996 to $730.8 million in fiscal 1997, net sales from ongoing operations increased $5.8 million. This increase is primarily attributable to increased volume and improved pricing at both CBF and the Snack Foods Group.

The vegetable and fruit categories at CBF have experienced improved pricing due to overall demand and increasing sales to new customers. See further discussion in "Short- and Long-Term Trends."

Increases at the Snack Foods Group are attributable to successful sales/marketing efforts and the acquisition of Matthews Candy Company during the fourth quarter of fiscal 1996. Net sales within the Snack Foods Group increased $3.6 million, of which $0.9 million was attributable to the acquisition of Matthew's and $2.7 million was attributable to continuing business. Management believes the acquisition of Matthew's broadened its line of products and, therefore, enhanced its earnings capability. However, due to the competitive nature of the snack food industry, management is unable to assess whether such increases within the Snack Foods Group will continue to be realized.

Gross Profit: Gross profit of $191.7 million in fiscal 1997 increased $15.5 million or 8.8 percent from $176.2 million in fiscal 1996. This increase is attributable to improved margins in all business units. The increase in gross profit was benefited by improved/increased pricing at the CBF business unit. As highlighted under "Short - and Long-Term Trends," the vegetable and fruit portions of the Company's business can be positively or negatively impacted by the national crop yields. The status of the national supply situation controls pricing. During fiscal 1997, crop yields of commodities in markets in which the Company operates were below that of the prior year and, therefore, pricing levels within the commodities markets in which the Company competes were raised. The increase in pricing favorably impacted gross profit by $9.5 million. Nalley, which in the prior year experienced extremely high start-up costs on the new salad dressing line, has managed through those issues and has significantly improved margins. Operating improvements made at Nalley, primarily the elimination of start-up costs on the new salad dressing line, reductions in manufacturing variances, and reductions in promotional expenses improved gross profit by $4.0 million. Increased sales from the Snack Foods Group also improved profitability. The increase in sales within the Snack Foods Group contributed an increase to gross profit of $1.5 million.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $10.7 million as compared with the prior year. This decrease is net of the inclusion of expenses (approximately $5.6 million) relating to the Company's incentive program. Payments under the incentive programs in fiscal 1997 are attributable to the significantly improved earnings. The net decrease, however, is attributed to a $5.8 million decrease in selling ($1.7 million), advertising ($1.0 million), and trade promotions expenses ($3.1 million) resulted from decreased spending at Nalley's. While the Company is unable to determine the effect these reductions may have on sales, management believes that its current marketing/promotional strategies will not have a negative effect on future earnings. Reductions in other administrative expenses accounted for $10.5 million and were primarily attributable to benefits from the restructuring initiative that began late in fiscal 1996. These initiatives included the consolidation of the administrative functions at CBF and the sale of Finger Lakes Packaging.

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


Cumulative Effect of a Change in Accounting: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. Management believes this change is preferable because it provides a better matching of costs with related revenues when evaluating interim financial statements. The favorable cumulative effect of the change (net of Pro-Fac's share of $2.9 million and income taxes of $1.1 million) was $1.7 million. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates. Management does not believe that the difference in accounting methodologies for spare parts had any material impact on the Cooperative's historic financial statements.

                     CHANGES FROM FISCAL 1995 TO FISCAL 1996

The net loss for fiscal 1996 of $11.9 million represented a decrease of $15.9 million over the prior year. EBITDA from ongoing businesses declined $26.9 million from $72.7 million in the prior year to $45.8 million in fiscal 1996. (A detailed discussion of how the EBITDA calculation is computed and the significance of EBITDA appears at Footnote 1 of the EBITDA table on page 15.

Gross profit for fiscal 1996 declined $42.2 million. The Company's performance was negatively impacted by a reduction in gross profit from the vegetable operations of $22.9 million. In addition, gross profit at Nalley decreased by $13.5 million.

During fiscal 1996, the level of the supply of vegetables resulted in depressed vegetable pricing for the Company and much of the industry as well. The Company experienced a decrease in its pricing consistent with that of the industry. As a result of this decrease in pricing, the Company's vegetable category, which includes significant segments of CBF, experienced a reduction in gross profit of approximately $22.9 million.

Issues impacting Nalley included the costly start-up of the dressing plant, other manufacturing variances and increased promotion expenses. Nalley earnings were $29.6 million lower than the prior year. Several steps were taken to address these problems, including senior management changes at the business unit.

A major inventory reduction program across all divisions was also implemented in fiscal 1996. Long-term debt was reduced $37.5 million in fiscal 1996 due to the cash flow generated from these programs and from additional payments to the Company by Pro-Fac.
 (See  NOTES 2 and 5 to the  "Notes  to  Consolidated
Financial Statements.")


During the fourth quarter of fiscal 1996, the Company initiated a corporate-wide restructuring program. The overall objectives of the plan were to reduce expense, improve productivity, and streamline operations. Efforts focused on the consolidation of operations and the elimination of approximately 900 positions. Reductions in personnel included operational and administrative positions. The total fiscal 1996 restructuring charge amounted to $5.9 million, which included a fourth quarter charge of approximately $4.0 million, primarily comprised of employee termination benefits, and approximately $1.9 million for strategic consulting which was incurred throughout the year. The consolidation of operations being referred to include the recent consolidation of the Company's Brooks Foods and Southern Frozen Foods business units into the operations of the Company's Comstock Michigan Fruit business unit. The consolidated business unit is CBF. As a result of the consolidation, positions were eliminated at both the Brooks Foods and Southern Frozen Foods business units. In addition, positions were also eliminated at Comstock Michigan Fruit and at Nalley. All employees at these locations were notified of the Company's plans during the fourth quarter of fiscal 1996. Management estimates that the reduction in costs from its restructuring initiatives amounts to approximately $2.1 million on an annual basis.

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

Net sales were benefited by volume gains in fruits and fillings and vegetables. However, such volume increases were offset by selling price decreases within those categories. The net impact of volume and pricing changes in fruits and fillings and vegetables were approximately $9.4 million and $11.7 million, respectively. Net sales reductions were realized in the aseptic and chip dip categories of $8.0 million and $3.8 million, respectively.


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


Reductions at the Company's CBF operations primarily relates to depressed vegetable pricing.

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


Gain on Assets Resulting From Fire Claim: The gain on assets resulting from the fire claim recorded in fiscal 1995 amounted to $4.1 million. This amount represented the replacement value in excess of the depreciated book value of the building and equipment destroyed on July 7, 1994 at CBF. This amount is net of additional costs incurred.

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
                                                              =====         ====      =====

The $0.7 million increase in trade promotions, advertising and selling costs at the Company's ongoing operations is the net from increased costs at Nalley of $3.7 million (primarily in the canned and dressing product lines), increased costs of $1.0 million at the Snack Group offset by decreases at CBF of $4.0 million (primarily in the filling and topping product lines).


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


The New Credit Agreement and Indenture requires that Pro-Fac and Agrilink meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of June 28, 1997, the Company is in compliance with, or has obtained waivers for, all such covenants, restrictions and limitations.


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


The vegetable and fruit portions of the business, which includes CBF, can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. The effect of the 1996 growing season on fiscal 1997 financial results has been a minor improvement from the prior year.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

Other Matters:


Restructuring: During the fourth quarter of fiscal 1996, the Company initiated a corporate-wide restructuring program. Approximately $4 million of the restructuring charge comprised employee termination benefits. There were no noncash write-offs included in the fiscal 1996 restructuring charge. The cost of the strategic consulting activities was liquidated through payment in fiscal 1996. The $4.0 million reserve for employee terminations is being liquidated in accordance with severance agreements reached with such employees. During fiscal 1997, approximately $2.0 million of this reserve was liquidated. It is anticipated that the remaining reserve will be liquidated during the first quarter of fiscal 1998.

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


Product Recall: In February 1997, the Company issued a nationwide recall of all "Tropic Isle" brand fresh frozen coconut produced in Costa Rica because it has the potential to be contaminated with Listeria monocytogenes, an organism which can cause serious and sometimes fatal infections in small children, frail or elderly people, and others with weakened immune systems. The total estimated cost of the product recall is $0.5 million. This amount was recognized as an expense in fiscal 1997. As of June 1997, approximately

$0.4 million of such amount had been liquidated. Should any material costs associated with this recall develop, it is anticipated that such amounts will be covered under the Company's insurance policies.


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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


    ITEM                                                                                                                   Page

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary:

   Management's Responsibility for Financial Statements....................................................................   22
   Report of Independent Accountants.......................................................................................   23

   Consolidated Financial Statements:

     Consolidated Statement of Operations and Net Proceeds for the years ended June 28, 1997, June 29, 1996,
       and June 24, 1995...................................................................................................   24
     Consolidated Balance Sheet for the years ended June 28, 1997 and June 29, 1996........................................   25
     Consolidated Statement of Cash Flows for the years ended June 28, 1997, June 29, 1996, and June 24, 1995..............   26
     Consolidated Statement of Changes in Shareholders' and Members' Capitalization and Redeemable Stock
       for the years ended June 28, 1997, June 29, 1996, and June 24, 1995.................................................   28
     Notes to Consolidated Financial Statements............................................................................   29
     Selected Quarterly Financial Data.....................................................................................   42


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




Stephen R. Wright                                 Earl L. Powers
General Manager                                   Vice President Finance and
                                                  Assistant Treasurer




August 1, 1997

                        Report of Independent Accountants


To the Shareholders and
Board of Directors of
Pro-Fac Cooperative, Inc.



In our opinion, the consolidated financial statements listed under Item 8 of this Form 10-K/A-1 present fairly, in all material respects, the financial position of Pro-Fac Cooperative, Inc. and its subsidiary at June 28,1997 and June 29, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Cooperative's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


As discussed in NOTE 1 to the financial statements, the Cooperative changed its method of accounting for spare parts in 1997.


Our audits of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under Item14 of this Form 10-K/A-1. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP


Rochester, New York
August 1, 1997

                              FINANCIAL STATEMENTS


Pro-Fac Cooperative, Inc.
Consolidated Statement of Operations and Net Proceeds
(Dollars in Thousands)

                                                                                             Fiscal Years Ended
                                                                                  June 28,         June 29,          June 24,
                                                                                    1997             1996              1995


Net sales                                                                        $ 730,823         $ 739,094          $522,413
Cost of sales                                                                      539,081           562,926           384,838
                                                                                 ---------         ---------          --------
Gross profit                                                                       191,742           176,168           137,575
Selling, administrative, and general expenses                                     (145,214)         (151,671)          (99,341)
Gain on sale of Finger Lakes Packaging                                               3,565                 0                 0
Restructuring charge                                                                     0            (5,871)                0
Additional costs incurred as a result of fire                                            0                 0            (2,315)
Income from Agrilink prior to Acquisition                                                0                 0            11,239
Interest income                                                                          0               770             4,402
                                                                                 ---------         ---------          --------
Operating income                                                                    50,093            19,396            51,560
Interest expense                                                                   (36,473)          (41,998)          (29,035)
                                                                                 ---------         ---------          --------
Pretax income/(loss) before dividends and allocation of net proceeds                13,620           (22,602)           22,525
Tax (provision)/benefit                                                             (5,529)           13,071             7,028
                                                                                 ---------         ---------          --------

Income/(loss) before cumulative effect of an accounting change, dividends,
   and allocation of net proceeds                                                    8,091            (9,531)           29,553
Cumulative effect of an accounting change                                            4,606                 0                 0
                                                                                 ---------         ---------          --------
Net income/(loss)                                                                $  12,697         $  (9,531)         $ 29,553
                                                                                 =========         =========          ========

Allocation of Net Proceeds:
   Net income/(loss)                                                             $  12,697         $  (9,531)         $ 29,553
   Dividends on common and preferred stock                                          (5,503)           (8,993)           (4,914)
                                                                                 ---------         ---------          --------
   Net proceeds/(deficit)                                                            7,194           (18,524)           24,639
   Allocation (to)/from earned surplus                                              (3,661)           18,524           (16,964)
                                                                                 ---------         ---------          --------
   Net proceeds available to members                                             $   3,533         $       0          $  7,675
                                                                                 =========         =========          ========

Allocation of net proceeds available to members:
   Payable to members currently (25% and 20% of qualified proceeds
     available to members in fiscal 1997 and 1995, respectively)                 $     883         $       0          $  1,475

   Allocated to members but retained by the Cooperative:
     Qualified retains                                                               2,650                 0             5,900
     Non-qualified retains                                                               0                 0               300
                                                                                 ---------         ---------          --------
     Net proceeds available to members                                           $   3,533         $       0          $  7,675
                                                                                 =========         =========          ========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)
                                                               ASSETS

                                                                                                        June 28, 1997  June 29, 1996
Current assets:
   Cash and cash equivalents                                                                               $  2,838      $  8,873
   Accounts receivable, trade, less allowances for bad debts of  $970 and $836, respectively                 48,661        47,259
   Accounts receivable, other                                                                                 2,795         6,814
   Current deferred tax assets                                                                               12,312        13,731
   Inventories -
     Finished goods                                                                                          87,904        97,018
     Raw Materials and supplies                                                                              27,001        33,556
                                                                                                           --------      --------
       Total inventories                                                                                   $114,905       130,574
                                                                                                           --------      --------
   Prepaid manufacturing expense                                                                              8,265        11,339
   Prepaid expenses and other current assets                                                                  6,323         1,066
   Current investment in Bank                                                                                   946             0
                                                                                                           --------      --------
       Total current assets                                                                                 197,045       219,656
Investment in Bank                                                                                           24,321        24,439
Property, plant, and equipment, net                                                                         217,923       271,574
Assets held for sale                                                                                          3,259         5,368
Goodwill and other intangible assets, less accumulated amortization of $10,053 and  $5,961, respectively                   96,429
103,760
Other assets                                                                                                  7,700        12,500
                                                                                                           --------      --------
       Total assets                                                                                        $546,677      $637,297
                                                                                                           ========      ========
                                     LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION
Current liabilities:
   Current portion of obligations under capital leases                                                     $    558      $    547
   Current portion of long-term debt                                                                          8,075         8,075
   Accounts payable                                                                                          49,256        54,791
   Income taxes payable                                                                                       5,672         2,289
   Accrued interest                                                                                           8,663         9,447
   Accrued employee compensation                                                                             11,063         8,368
   Other accrued expenses                                                                                    21,956        24,775
   Dividends payable                                                                                             61           128
   Amounts due members                                                                                       15,791         7,875
                                                                                                           --------      --------
       Total current liabilities                                                                            121,095       116,295
Long-term debt                                                                                               69,829       167,683
Senior subordinated notes                                                                                   160,000       160,000
Obligations under capital leases                                                                                817         1,125
Deferred income tax liabilities                                                                              39,591        44,753
Other non-current liabilities                                                                                22,682        20,741
                                                                                                           --------      --------
       Total liabilities                                                                                    414,014       510,597
                                                                                                           --------      --------
Commitments and contingencies
Class B cumulative  redeemable preferred stock,  liquidation  preference $10 per share, authorized 500,000 shares; issued and outstanding 31,435 and
   33,364, respectively                                                                                         315           334
Common stock, par value $5, authorized - 5,000,000 shares

                                                               June 28, 1997           June 29, 1996
                                                               -------------           -------------

   Shares issued                                                 1,788,815               1,836,963
   Shares subscribed                                                54,557                  59,359
                                                                 ---------               ---------
       Total subscribed and issued                               1,843,372               1,896,322
   Less subscriptions receivable in installments                   (54,557)                (59,359)
                                                                 ---------               ---------
       Total issued and outstanding                              1,788,815               1,836,963            8,944         9,185
                                                                 =========               =========
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                                    31,920        32,318
   Non-qualified allocation to members                                                                        2,960         3,275
   Non-cumulative Preferred Stock, par value $25, authorized - 5,000,000 shares;
     issued and outstanding - 53,797 and 105,788, respectively                                                1,345         2,645
   Class A Cumulative Preferred Stock, liquidation preference $25 per share; authorized
     49,500,000 shares; issued and outstanding 3,215,709 and 3,032,704, respectively                         80,393        75,818

   Earned surplus                                                                                             6,786         3,125
                                                                                                           --------      --------
       Total shareholders' and members' capitalization                                                      123,404       117,181
                                                                                                           --------      --------
       Total liabilities and capitalization                                                                $546,677      $637,297
                                                                                                           ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)

                                                                                               Fiscal  Years Ended

                                                                           June 28, 1997          June 29, 1996       June 24, 1995
                                                                           -------------          -------------       -------------
Cash Flows from Operating Activities:
   Net income/(loss)                                                        $ 12,697               $ (9,531)           $ 29,553
   Amount payable to members currently                                          (883)                     0              (1,475)
   Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
     Restructuring and net gain from disposals                                (3,565)                 5,871                   0
     Amortization of goodwill and other intangibles                            4,092                  3,422               2,618
     Amortization of debt issue costs                                            800                    800                 600
     Depreciation                                                             22,680                 26,081              13,864
     Cumulative effect of an accounting change                                (4,606)                     0                   0
     Provision/(benefit) for deferred taxes                                    4,557                 (8,212)             (3,186)
     Provision for losses on accounts receivable                                 445                    528                  91
     Equity in undistributed earnings of the Bank                             (1,143)                (1,532)             (1,288)
     Change in assets and liabilities:

       Accounts receivable                                                    (3,983)                13,482              12,148
       Inventories                                                            (1,636)                33,347              67,022
       Income taxes payable/(refundable)                                       2,272                 12,395              (9,520)
       Accounts payable and accrued expenses                                    (922)               (15,027)            (16,331)
       Amounts due to members                                                  7,033                 (5,935)               (729)
       Other assets and liabilities                                              530                 (1,385)             18,139
                                                                            --------               --------            --------
Net cash provided by operating activities                                     38,368                 54,304             111,506
                                                                            --------               --------            --------
Cash Flows from Investing Activities:
   Purchase of property, plant, and equipment                                (13,691)               (19,453)            (28,661)
   Proceeds from disposals                                                    68,716                  4,408                   0
   Proceeds from sales of idle facilities                                      4,465                    597                   0
   Return from investment in direct financing leases                               0                      0              11,344
   Proceeds from Investment in Bank                                              315                      0                   0
   Cash paid for acquisition                                                       0                 (5,785)                  0
                                                                            --------               --------            --------
Net cash provided by/(used in) investing activities                           59,805                (20,233)            (17,317)
                                                                            --------               --------            --------
Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt                                        0                  5,400             359,000
   Payments on long-term debt including acquisition related financing fees   (97,854)               (25,056)           (192,095)
   Payments on capital leases                                                   (503)                  (825)             (1,259)
   Amounts paid to shareholders for acquisition                                    0                      0            (167,800)
   Net assets acquired from Agrilink                                               0                      0             (81,278)
   Issuance of stock, net of repurchases                                        (260)                   124                (889)
   Cash portion of non-qualified conversion                                      (88)                  (122)               (802)
   Cash paid in lieu of fractional shares                                          0                     (6)                (10)
   Cash dividends paid                                                        (5,503)                (8,865)             (4,914)
                                                                            --------               --------            ---------

Net cash used in financing activities                                       (104,208)               (29,350)            (90,047)
                                                                            --------               --------            --------
Net change in cash and cash equivalents                                       (6,035)                 4,721               4,142
Cash and cash equivalents at beginning of period                               8,873                  4,152                  10
                                                                            --------               --------            --------
Cash and cash equivalents at end of period                                  $  2,838               $  8,873            $  4,152
                                                                            ========               ========            ========

All amounts above exclude the effects of acquisitions as detailed in the Supplemental Disclosure of Cash Flow Information

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows (Continued)
(Dollars in Thousands)
                                                                                                     Fiscal Years Ended
                                                                                      June 28, 1997   June 29, 1996  June 24, 1995
                                                                                      -------------   -------------  -------------
Supplemental Disclosure of Cash Flow Information Cash paid/(received) during the year for:
     Interest (net of amount capitalized)                                                $ 36,907         $ 41,508      $ 24,498
                                                                                         ========         ========      ========
     Income taxes, net                                                                   $(1,300)         $ (9,206)     $  5,567
                                                                                         =======          ========      ========
   Acquisition of Packer Foods and Matthews Candy Co.:
     Accounts receivable                                                                 $     0          $  1,282      $      0
     Inventories                                                                               0             3,902             0
     Prepaid expenses and other current assets                                                 0               270             0
     Property, plant and equipment                                                             0             6,044             0
     Goodwill                                                                                  0               493             0
     Deferred tax asset                                                                        0               264             0
     Accounts payable                                                                          0            (4,954)            0
     Accrued expenses                                                                          0              (418)            0
     Other non-current liabilities                                                             0            (1,098)            0
                                                                                         -------          --------      --------
     Cash paid for acquisition                                                           $     0          $  5,785      $      0
                                                                                         =======          ========      ========

   Net assets acquired from Agrilink:

     Accounts receivable                                                                 $     0          $      0      $ 79,068
     Inventories                                                                               0                 0       226,220
     Other assets                                                                              0                 0        27,664
     Goodwill and other intangible assets                                                      0                 0        24,156
     Fixed assets                                                                              0                 0       159,985
     Accounts payable and accrued expenses                                                     0                 0      (100,594)
     Short-term debt                                                                           0                 0       (49,097)
     Long-term debt                                                                            0                 0      (276,391)
     Deferred tax liability                                                                    0                 0        (3,247)
     Other liabilities                                                                         0                 0        (6,486)
                                                                                         -------          --------      --------
                                                                                         $     0          $      0      $ 81,278
                                                                                         =======          ========      ========
Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Conversion of retains to preferred stock                                            $ 3,275          $  2,379      $ 11,665
                                                                                         =======          ========      ========
     Net proceeds allocated to members but retained by the Cooperative                   $ 2,650          $      0      $  6,200
                                                                                         =======          ========      ========
     Capital lease obligations incurred                                                  $   206          $    113      $  1,562
                                                                                         =======          ========      ========
     Notes from Nalley Canada Ltd. forgiven in acquisition                               $ 4,986          $      0      $      0
                                                                                         =======          ========      ========

     Receivables from Agrilink forgiven in the acquisition:
         Due from Agrilink for long-term debt                                            $     0          $      0      $110,576
                                                                                         =======          ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Statement of Changes in Shareholders' and Members' Capitalization and Redeemable Stock
(Dollars in Thousands)

                                                                                            Fiscal Years Ended
                                                                                 June 28,         June 29,          June 24,
                                                                                   1997             1996              1995
                                                                                ----------       ----------        ---------
Retained earnings allocated to members:
Qualified retains:

   Balance at beginning of period                                               $ 32,318          $ 34,250         $ 36,924
   Net proceeds allocated to members                                               2,650                 0            5,900
   Converted to preferred stock                                                   (3,048)           (1,926)          (8,564)
   Cash paid in lieu of fractional shares                                              0                (6)             (10)
                                                                                --------          --------         --------
   Balance at end of period                                                       31,920            32,318           34,250
                                                                                --------          --------         --------

Non-qualified retains:
   Balance at beginning of period                                                  3,275             3,851            7,454
   Distribution of 1991, 1990, 1989, and 1988 non-qualified retains:
     Cash paid                                                                       (88)             (122)            (802)
     Converted to preferred stock                                                   (227)             (454)          (3,101)
   Net proceeds allocated to members                                                   0                 0              300
                                                                                --------          --------         --------
   Balance at end of period                                                        2,960             3,275            3,851
                                                                                --------          --------         --------
Total retains allocated to members at end of period                               34,880            35,593           38,101
                                                                                --------          --------         --------

Non-cumulative Preferred Stock:
   Balance at beginning of period                                                  2,645            76,083           64,418
   Converted from earnings retained for preferred stock                                0                 0            8,564
   Conversion of 1991, 1990, 1989, and 1988 non-qualified retains                      0                 0            3,101
   Conversion to cumulative preferred stock                                       (1,300)          (73,438)               0
                                                                                --------          --------         --------
   Balance at end of period                                                        1,345             2,645           76,083
                                                                                --------          --------         --------

Cumulative preferred stock:
   Balance at beginning of period                                                 75,818                 0                0
   Converted from Non-cumulative Preferred Stock                                   1,300            73,438                0
   Converted from non-qualified retains                                              227               454                0
   Converted from qualified retains                                                3,048             1,926                0
                                                                                --------          --------         --------
   Balance at end of period                                                       80,393            75,818                0
                                                                                --------          --------         --------

Earned surplus (unallocated and apportioned):
   Balance at beginning of period                                                  3,125            21,649            4,685
   Allocation to/(from) earned surplus                                             3,661           (18,524)          16,964
                                                                                --------          --------         --------
   Balance at end of period                                                        6,786             3,125           21,649
                                                                                --------          --------         --------
Total shareholders' and members' capitalization                                 $123,404          $117,181         $135,833
                                                                                ========          ========         ========

Redeemable stock:
Class B cumulative preferred stock:
   Balance at beginning of period                                               $    334          $      0         $      0
   (Repurchased)/issued, net                                                         (19)              334                0
                                                                                --------          --------         --------
   Balance at end of period                                                     $    315          $    334         $      0
                                                                                ========          ========         ========

Common stock:
   Balance at beginning of period                                               $  9,185          $  9,395         $ 10,284
   Repurchased, net of issued                                                       (241)             (210)            (889)
                                                                                --------          --------         --------
   Balance at end of period                                                     $  8,944          $  9,185         $  9,395
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


Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") is an agricultural cooperative which processes and markets crops grown by its members through its wholly-owned subsidiary Agrilink Foods, Inc. ("Agrilink" or the "Company").

Agrilink is a producer and marketer of processed food products, including canned and frozen fruits and vegetables, canned desserts and condiments, fruit fillings and toppings, canned chilies and stews, salad dressings, pickles, peanut butter, and snack foods. The vegetable and fruit product lines account for approximately 70 percent of sales. The Company's products are primarily distributed in the United States.

Fiscal Year: The Fiscal year of Pro-Fac ends on the last Saturday in June. Fiscal 1996 comprised 53 weeks and fiscal 1997 and 1995 each comprised 52 weeks.


Consolidation: As of all dates after November 3, 1994, and for all periods after such date, the consolidated financial statements include the Cooperative and its wholly-owned subsidiary, Agrilink Foods, Inc. ("Agrilink" or "the Company") after elimination of intercompany transactions and balances. The Acquisition of Agrilink was completed on November 3, 1994 (see NOTE 2 of "Notes to Consolidated Financial Statements").

Change in Accounting Principle: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. Management believes this change is preferable because it provides a better matching of costs with related revenues when evaluating interim financial statements. The favorable cumulative effect of the change (net of income taxes of $1.1 million) was $4.6 million. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates. Management does not believe that the difference in accounting methodologies for spare parts had any material impact on the Cooperative's historical financial statements.

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


Manufacturing Overhead: Allocation of manufacturing overhead to finished goods produced is on the basis of a production period; thus at the end of each period, manufacturing costs incurred by seasonal plants, subsequent to the end of previous pack operations, are deferred and included in the accompanying balance sheet under the caption " Prepaid manufacturing expense." Such costs are applied to finished goods during the next production period and recognized as an element of costs of goods sold.

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


Casualty Insurance: The Company is insured for workers compensation and automobile liability through a primarily self-insured program. The Company accrues for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The accrual for casualty insurance at June 27, 1997 and June 28, 1996 was $2.9 million and $3.0 million, respectively.

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



NOTE 2.       CHANGE IN CONTROL OF AGRILINK


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


The contractual relationship between Pro-Fac and the Company is defined in the Pro-Fac Marketing and Facilitation Agreement. Under the Pro-Fac Marketing and Facilitation Agreement, the Company pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink, it may be more or less than the price Agrilink would pay in the open market in the absence of the Pro-Fac Marketing Agreement. The volume and type of crops to be purchased by Agrilink under the Pro-Fac Marketing Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors of Agrilink. In addition, in any year in which the Company has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), the Company pays to Pro-Fac up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of the Company. In years in which the Company has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of the Company. Additional patronage income is paid to Pro-Fac for services provided to Agrilink, including the provision of a long term, stable crop supply, favorable payment terms for crops and the sharing of risks in losses of certain operations of the business.

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


Nalley Canada Ltd.: On June 26, 1995, Agrilink sold Nalley Canada Ltd., located in Vancouver, British Columbia, to a management group. The operations were sold for approximately $8.0 million. Approximately, $4.0 million was received in cash. The remainder of the proceeds were received through a series of long-term notes with maturities between 1998 and 2005. The notes beared interest at a rate of 12 1/4%.

In April 1997, the Company acquired certain businesses from Nalley Canada Ltd. The acquired operations include a $12.0 million consumer products business, which markets throughout the western Provinces of Canada. The purchase price of approximately $5.0 million was paid through the forgiveness of various long-term receivables (including interest earned) issued to the Company in connection with its sale of the stock of Nalley Canada Ltd. in 1995.

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


Georgia Frozen Distribution Center: On June 27, 1997, URS Logistics, Inc. ("URS") acquired the Company's frozen foods distribution center in Montezuma, Georgia. In addition, the two companies entered into a long-term logistics agreement under which URS will manage its facility and all frozen food transportation operations of Agrilink in Georgia and New York. The Company received proceeds of approximately $9.1 million which were applied to outstanding Bank loans. No significant gain or loss occurred as a result of this transaction.

Sale of New York Canned Vegetable Businesses: On May 6, 1997, Seneca Foods Corporation ("Seneca") acquired the Agrilink Leicester, New York production facility and the LeRoy, New York distribution center, as well as the Blue Boy brand.

Seneca and the Company have also forged a long-term strategic alliance to combine their agricultural departments into one organization to be managed by Agrilink. The objective is to maximize sourcing efficiencies of New York State vegetable requirements for both companies. This agreement initially has a minimum ten-year term.

The Company received proceeds of approximately $29.4 million which were applied to outstanding Bank loans. No significant gain or loss occurred as a result of this transaction.

Finger Lakes Packaging: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging, Inc. ("Finger Lakes Packaging"), a subsidiary of the Company to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. A gain of approximately $3.6 million was recognized on this transaction. Proceeds from this sale were applied to outstanding Bank loans. The Company received proceeds of approximately $30.0 million. The transaction also included a long-term supply agreement between Silgan and Agrilink.

Packer Foods: On July 21, 1995, the Company acquired Packer Foods, a privately owned, Michigan-based food processor. The total cost of acquisition was approximately $5.4 million in notes plus interest at 10 percent to be paid until the notes mature in the year 2000. The transaction was accounted for as a purchase. For its latest fiscal year ended December 31, 1994, Packer had net sales of $13 million, operating income of $300,000, and income before extraordinary items of $100,000. Packer Foods has been merged into the Company's CBF operations.

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

NOTE 4.       PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 28, 1997 and June 29, 1996:

(Dollars in Thousands)

                                                   June 28, 1997                                   June29, 1996
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


         Guarantees and Security: All obligations under the Bank Facility are guaranteed by Pro-Fac and certain subsidiaries of Agrilink (the "Subsidiary Guarantors"). The Company's obligations under the Bank Facility and Pro-Fac's and the Subsidiary Guarantors' obligations under their respective guaranties are secured by all of the assets of the Company and each guarantor, respectively.

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


         The Notes also limit the amount and timing of dividends and other payments ("Restricted Payments") from the Company to Pro-Fac or to holders of other Agrilink debt or equity. No dividends or other Restricted Payments may be made if there is an existing event of default under the Notes or if Agrilink' Fixed Charge Coverage Ratio (as defined in the Indenture, a ratio of cash flow to interest and tax-adjusted dividends) for the preceding four quarters is not at least
         1.75 to 1.00. The amount of all dividends and other Restricted Payments subsequent to the date of the Indenture is subject to an overall limit that is based on the Company's net income and the amount of additional equity invested in the Company.

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
                            ======         ========           =======

A reconciliation of the consolidated effective tax rate to the amount computed by applying the federal income tax rate to income before taxes and cumulative effect of an accounting change, is as follows:

(Dollars in Thousands)

                                                               June 28,           June 29,         June 24,
                                                                 1997               1996             1995

 Federal                                                        $4,631          $ (7,697)          $ 7,884
 State income taxes, net of federal income tax effect              484              (834)              564
 Allocation to members                                            (230)                0            (2,581)
 Goodwill amortization                                           1,041               784               637
 Dividend received deduction                                      (472)             (521)                0
 Utilization of net operating loss carryforward                      0                 0            (5,078)
 Other (net)                                                        75               (95)              162
                                                                ------          --------           -------
 Subtotal                                                        5,529            (8,363)            1,588
 Tax benefits resulting from prior years' exempt status              0            (4,708)           (8,616)
                                                                ------          --------           --------
   Total                                                        $5,529          $(13,071)          $(7,028)
                                                                ======          =========          =======

 Effective Tax Rate                                               40.6%            (57.7)%           (31.2)%
                                                                  ====             =====             =====

The consolidated deferred tax (liabilities)/assets consist of the following at June 28, 1997:

                                               Fiscal           Fiscal
                                                1997             1996

Liabilities
  Depreciation                               $(49,357)        $(61,350)
  Non-compete agreements                         (462)            (766)
  Long-term receivables                          (538)            (426)
  Prepaid manufacturing                        (3,215)          (4,411)
  Other                                          (215)             (39)
                                             --------         --------
                                              (53,787)         (66,992)
Assets
  Non-qualified retains                         1,006            1,114
  Inventory reserves                            2,322            2,203
  Allowance for doubtful accounts                 377              313
  Capital and operating loss carryforwards     10,159           34,615
  Accrued employee benefits                     3,431            3,014
  Insurance accruals                            2,058            2,031
  Pension/OPEB accruals                         7,128            6,368
  Restructuring reserves                        1,332            1,731
  Promotional Reserves                          1,592                0
  Other                                         3,315            2,564
                                             --------         --------
                                               32,720           53,953
                                             --------         --------
  Net deferred liabilities                    (21,067)         (13,039)
  Valuation allowance                          (6,212)         (17,983)
                                             --------         --------
                                             $(27,279)        $(31,022)

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


During fiscal year 1996, the Cooperative's wholly owned subsidiary, Agrilink, sold the stock of its wholly-owned subsidiary Curtice Burns Meat Snacks, Inc. Substantially all of the assets of this subsidiary were previously sold. The sale resulted in a capital loss of $36.3 million ($14.2 million of tax). At the time a full valuation allowance has been recorded against the capital loss carryforward, as it was more likely than not that a tax benefit would not be realized. During fiscal year 1997, the Cooperative utilized $21.6 million of the capital loss carryforward. In conjunction with the acquisition of Agrilink by the Cooperative, the recognition of this capital loss carryforward reduces goodwill. The decrease to the Cooperative's capital loss carryforward corresponds to the decrease in the valuation allowance. As of June 28, 1997 the Cooperative has $14.7 million ($5.7 million of tax) of a capital loss carryforward available. The capital loss carryforward expires in 2001 and any future recognition of this capital loss carryforward will also reduce goodwill.

In January 1995, the Boards of Directors of Agrilink and Pro-Fac approved appropriate amendments to the Bylaws of the Agrilink to allow the Company to qualify as a cooperative under Subchapter T of the Internal Revenue Code. In August 1995, Agrilink and Pro-Fac received a favorable ruling from the Internal Revenue Service approving the change in tax treatment effective for fiscal 1996. This ruling also confirmed that the change in Agrilink tax status would have no affect on Pro-Fac's ongoing treatment as a cooperative under Subchapter T of the Internal Revenue Code of 1986.

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

As results of the acquisition of Agrilink Foods, the Cooperative's tax exempt status has ceased.


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

Pension cost for fiscal years ended 1997, 1996, and 1995 includes the following components:

(Dollars in Thousands)

                                                     Fiscal 1997     Fiscal 1996     Fiscal 1995
                                                     -----------     -----------     -----------

Service cost -- benefits earned during the period      $ 2,888        $  3,141        $ 2,427
Interest cost on projected benefit obligation            6,461           6,544          4,365
Return on assets:
  Actual gain                                           (4,884)        (19,430)             0
  Net amortization and deferral                         (4,063)         12,123         (4,789)
                                                       -------        --------        -------
     Total gain                                         (8,947)         (7,307)        (4,789)
Amortization of prior service costs                        (22)              0              0
Amortization of (gain)/loss                               (811)            (64)             0
                                                       -------        --------        -------
                                                          (431)          2,314          2,003
Union and other pension costs                              282             385            147
                                                       -------        --------        -------
Net pension cost                                       $  (149)       $  2,699        $ 2,150
                                                       =======        ========        =======

The pension plan's funded status was as follows:

(Dollars in Thousands)

                                                                     June 28, 1997     June 29, 1996      June 24, 1995
                                                                     -------------     -------------      -------------
                                                                         Assets            Assets             Assets
                                                                         Exceed            Exceed             Exceed
                                                                      Accumulated       Accumulated        Accumulated
                                                                        Benefits          Benefits           Benefits


Actuarial present value of benefit obligations:
  Vested benefit obligation                                            $(72,223)         $(74,108)          $(65,350)
                                                                       ========          ========           ========
  Accumulated benefit obligation                                       $(75,138)         $(77,035)          $(69,449)
                                                                       ========          ========           ========

Projected benefit obligation                                           $(84,280)         $(85,307)          $(78,809)
Plan assets at fair value                                                88,979            89,716             74,897
                                                                       --------          --------           --------
Plan assets excess of/(less than) projected benefit obligation            4,699             4,409             (3,912)
Unrecognized net (gain)/loss                                            (15,913)          (18,456)            (8,787)
Unrecognized prior service cost                                            (243)             (266)                 0
                                                                       --------          --------           --------
                                                                        (11,457)          (14,313)           (12,699)
Union and other pension plans                                            (2,125)           (2,318)            (2,243)
                                                                       --------          --------           --------

Pension liability                                                      $(13,582)         $(16,631)          $(14,942)
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

The plan's funded status was as follows:

(Dollars In Thousands)

                                                                                 June 28, 1997     June 29, 1996

Accumulated postretirement benefit obligation:
  Fully eligible active participants                                                $   169           $   141
  Other active participants                                                              75               108
  Retirees                                                                            2,360             2,446
                                                                                    -------           -------
     Total                                                                            2,604             2,695
  Less Plan assets at fair value                                                          0                 0
                                                                                    -------           -------
  Accumulated postretirement benefit obligation in excess of fair value of assets    (2,604)           (2,695)
  Unrecognized gains                                                                   (378)             (443)
                                                                                    -------          --------
  Accrued postretirement benefit cost                                               $(2,982)          $(3,138)
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


Long-Term Incentive Plan: On June 24, 1996, the Company introduced a long-term incentive program, the Agrilink Foods Equity Value Plan, which provides performance units to a select group of management. The future value of the performance units is determined by the Company's performance on earnings and debt repayment. The performance units vest 25 percent each year after the first anniversary of the grant, becoming 100 percent vested on the fourth anniversary of grant. One-third of the appreciated value of units in excess of the initial grant price is paid as cash compensation over the subsequent three years. The final value of the 1997 performance units is determined on the fourth anniversary of grant. The total units granted were 176,278 at $25.04 per unit, and 7,996 at $13.38 per unit in June 1997, and 248,511 at $13.38 per unit in June 1996. In fiscal 1997, approximately $1.5 million was allocated to this plan.

The value of the grants from the Agrilink Foods Equity Value Plan will be based on the Company's future earnings and debt repayment.


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


In June 1995, the Board approved, pursuant to its authority under the Charter Amendment the creation of a new series of preferred stock, to be designated the "Class B, Series 1, 10% cumulative preferred stock" (the "Class B Stock"). These shares will be issued to employees of Agrilink pursuant to an Employee Stock Purchase Plan. At least once a year Pro-Fac plans to offer to repurchase at least 5 percent of the outstanding shares of Class B Stock.


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


Commitments: The Company's CBF business unit has guaranteed an approximate $1.4 million loan for the City of Montezuma to renovate a sewage treatment plant operated in Montezuma on behalf of the City.

CBF Fire: In July 1994, a plant operated by the Company's CBF business unit, located in Montezuma, Georgia, was damaged by fire. All material costs associated with the facility repairs and business interruption were covered under the Company's insurance policies. A gain on assets destroyed in the fire was recognized by Agrilink prior to the Acquisition.

                            PRO-FAC COOPERATIVE, INC.
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the fiscal year ended June 28, 1997 appears in the following table. All quarters reflect 13-week periods.

In the opinion of management, all adjustments necessary for a fair presentation of the unaudited quarterly data have been made.

(Dollars in Thousands Except Per Share)

                                                                                  Quarters
Fiscal 1997                                        1                 2                3                4           Total Year
                                            ---------------   ---------------   --------------   --------------    ----------

Net sales                                    $174,000          $208,186         $179,146          $169,491         $730,823
Gross profit                                 $ 41,691          $ 59,556         $ 47,258          $ 43,237         $191,742
(Loss)/income before taxes and cumula-
     tive effect of an accounting change     $ (1,106)         $ 11,679         $  2,658          $    389         $ 13,620
Cumulative effect of an accounting change1   $  4,606                 0                0                 0         $  4,606
Net (loss)/income                            $  2,883          $  8,553         $  1,687          $   (426)        $ 12,697
Cash dividends declared per share on
   Class A Cumulative Preferred Stock        $   0.43          $   0.43         $   0.43          $   0.43         $   1.72
Market price per share (NASDAQ)
     High                                    $  14.00          $  14.00         $  19.25          $  18.75         $  19.25
     Low                                     $  12.50          $  12.00         $  13.38          $  16.50         $  12.00

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

1 Reflects final allocation of change in accounting principle (net of income taxes) to Pro-Fac.

                                    PART III

ITEM 10.      DIRECTORS AND OFFICERS

MANAGEMENT AND DIRECTORS OF PRO-FAC

                                    Date
Name                              of Birth                      Positions

Bruce R. Fox                        1947             President and Director
Albert P. Fazio                     1936             Vice President and Director
Steven D. Koinzan                   1948             Treasurer and Director
Tommy R. Croner                     1942             Secretary and Director
Stephen R. Wright                   1947             Assistant Treasurer and General Manager
Earl L. Powers                      1944             Vice President Finance and Assistant Treasurer
Thomas R. Kalchik                   1947             Vice President Administration and Planning
Kevin M. Murphy                     1952             Vice President of Member Relations
Dale W. Burmeister                  1940             Director
Robert V. Call, Jr.                 1926             Director
Glen Lee Chase                      1937             Director
Robert DeBadts                      1957             Director
Kenneth A. Mattingly                1948             Director
Allan W. Overhiser                  1960             Director
Paul E. Roe                         1939             Director
Darrell Sarff                       1949             Director


Bruce R. Fox has been a Director of Pro-Fac since 1974. For information regarding Mr. Fox, see "Management and Directors of Agrilink."


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


Steven D. Koinzan has been a Director of Pro-Fac since 1983. For information regarding Mr. Koinzan, see "Management and Directors of Agrilink."


Tommy R. Croner has been a Director of Pro-Fac since 1985 and a member of Pro-Fac since 1973. He was elected Secretary on March 27, 1995. Mr. Croner is a dairy and potato farmer (T-Rich Inc.; Berlin, Pennsylvania).


Earl L. Powers has been Vice President Finance and Assistant Treasurer of Pro-Fac since 1997. For information regarding Mr. Powers, see "Management and Directors of Agrilink."

Stephen R. Wright has been General Manager of Pro-Fac since March 1995, having previously served as Assistant General Manager since November 1994. For information regarding Mr. Wright, see "Management and Directors of Agrilink."


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


Robert V. Call, Jr. has been a Director of Pro-Fac since 1962. For information regarding Mr. Call, see "Management and Directors of Agrilink."


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


                      MANAGEMENT AND DIRECTORS OF AGRILINK


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

                           Year of
  Name                      Birth                             Positions

Dennis M. Mullen(1)         1953         President and Chief Executive Officer and Director

Roy A. Myers                1931         Retired President and Chief Executive Officer and Director

William D. Rice             1934         Senior Vice President Strategic Development and Secretary

Robert E. McMahon           1941         Vice President Management Information Systems

Earl L. Powers              1944         Vice President and Chief Financial Officer

Beatrice B. Slizewski       1943         Vice President Corporate Communications

Lois J. Warlick-Jarvie      1958         Vice President Human Resources

Stephen R. Wright           1947         Executive Vice President Agriculture

Carl W. Caughran            1953         President and Chief Executive Officer of Nalley Fine Foods

                                 Year of
Name                              Birth                           Positions


Bernhard Frega                     1950         President and Chief Executive Officer of CBF


Tim Kennedy                        1948         President and Chief Executive Officer of Tim's Cascade Chips

David R. Ray                       1945         President and Chief Executive Officer of Husman and Snyder

Robert V. Call, Jr.(2)             1926         Director and Chairman of the Board

Bruce R. Fox(2)                    1947         Director

Cornelius D. Harrington, Jr.(3)    1927         Director

Steven D. Koinzan(2)               1948         Director

Walter F. Payne(3)                 1936         Director

Frank M. Stotz(3)                  1930         Director

(1) Management Director.

(2) Pro-Fac Director.

(3) Disinterested Director.


Dennis M.  Mullen  has been the  President  and Chief  Executive  Officer  since
January 1997 and a Director of the Company since May 1996. He was Chief Operating Officer from since May 1996 to January 1997 and Executive Vice President since January 1996. He had been President and Chief Executive Officer of CBF from March 1993 to May 1996. He was Senior Vice President and Business Unit Manager Foodservice of CBF from 1991 to 1993, and Senior Vice President-Custom Pack Sales for Nalley from 1990 to 1991. Prior to employment with the Company, he was President and Chief Executive Officer of Globe Products Company.

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


Robert E. McMahon has been Vice President Information Systems since November 1993; prior to that he was Vice President, Information Systems for the CBF Division 1992-1993 and Director of Corporate Information Systems since December 1991. He joined the CBF Division as Systems Integration Manager in 1989 and became Director of Information Systems for that Division in 1990. Prior to employment with Agrilink, he held management, executive and technical positions with such organizations as Abbott Labs, BASF, IBM, MTech, and Price Waterhouse LLP.

Earl L. Powers has been Vice President and Chief Financial Officer since February 1997. He was Vice President and Corporate Controller from March 1993 to February 1997, and Vice President Finance and Management Information Systems, CBF Division of the Company from 1991 to March 1993. Prior to joining the Company, he was Controller of various Pillsbury Company divisions 1987-1990 and various other executive management positions at the Pillsbury Company 1976-1987.

Beatrice B. Slizewski has been Vice President of Corporate Communications for Agrilink and Pro-Fac since March 1995. She joined the Company as Director of Corporate Communications in 1991. Prior to joining Agrilink (1988-

1991), she worked as a marketing and public relations consultant for J.P. Associates, a business consulting agency in Rochester, New York. Previous food industry experience includes 14 years with the R.T. French Company (1974-1988) -- eight years in public relations and six years in various accounting functions.

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


Bernhard Frega has been President and Chief Executive Officer of CBF since May 1996. He had been Executive Vice President and Chief Operating Officer of CBF from December 1995 to May 1996. Prior to that he held increasingly responsible positions at CBF, beginning in 1974 in sales and marketing. He became Marketing Director in 1984, Vice President Private Label in 1987 and Senior Vice President for Consumer Products in 1995.


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

Executive Compensation
Summary Compensation Table

                                                                                                                        RSIP/
                                                                                                                       Matching
                                                                                                                     Contributions
                                                                                         Annual                        Deferred
                                                                                      Compensation1                     Profit
Name and Principal Position                                       Year           Salary           Bonus2               Sharing

Dennis M. Mullen -                                                 1997         $349,181          $210,000              $ 8,013
   President and Chief Executive Officer                           1996         $216,107          $      0              $ 1,465
                                                                   1995(3)      $112,772          $ 71,207              $ 7,265

Roy A. Myers -                                                     1997         $224,000          $125,280              $ 2,736
   Retired President, Chief Executive Officer, and Director        1996         $410,154          $      0              $ 2,672
                                                                   1995(3)      $258,375          $200,539              $10,609

William D. Rice -                                                  1997         $259,422          $107,000              $ 5,990
   Senior Vice President Strategic Development and Secretary       1996         $249,642          $      0              $ 1,656
                                                                   1995(3)      $159,081          $116,143              $ 9,791


Stephen R. Wright                                                  1997         $180,043          $ 80,000              $ 4,321
   General Manager of Pro-Fac Cooperative, Inc. and                1996         $156,789          $      0              $ 1,627
   Executive Vice President of Agrilink Foods, Inc.                1995(3)      $ 98,373          $ 51,628              $ 4,520


Earl L. Powers                                                     1997         $187,179          $107,000              $ 4,492
   Vice President Finance and Chief Financial Officer              1996         $157,990          $      0              $ 1,642
                                                                   1995(3)      $ 99,151          $ 60,333              $ 6,099


Bernhard Frega                                                     1997         $175,769          $ 90,000              $ 4,341
   President and Chief Executive Officer of CBF                    1996         $141,677          $      0              $ 1,675

                                                                   1995(3)      $ 81,800          $ 42,500              $ 4,539

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

Long-Term Incentive Plan - Awards in Last Fiscal Year

                                                                             Estimated Future Payouts
                             (b)                        (c)              Under Non-Stock Price Based Plans
                       Number of Shares       Performance or Other           (d)                  (e)
    (a)                Units or Other        Period Until Maturation      Threshold              Target
    Name                Rights Granted (1)         or Payout               ($ or #)            ($ or #)(2)
    -----              ---------------       ------------------------     ----------

Roy A. Myers                    0                   6/25/2001                 $0                   $0
Dennis M. Mullen           32,085                   6/25/2001                 $0                   $0
William D. Rice            23,636                   6/25/2001                 $0                   $0
Stephen R. Wright          13,970                   6/25/2001                 $0                   $0
Earl L. Powers             14,056                   6/25/2001                 $0                   $0
Bernhard Frega             15,041                   6/25/2001                 $0                   $0


(1) On June 25, 1997, the Company issued performance units under the Agrilink Foods Equity Value Plan ("EVP") to a select group of management. The future value of the performance units is determined by the Company's performance on earnings and debt repayment. The performance units vest 25 percent each year after the first anniversary of the grant, becoming 100 percent vested on the fourth anniversary of grant. One-third of the appreciated value of units in excess of the initial grant price is paid as cash compensation over the subsequent three years. The final value of the 1997 performance units is determined on the fourth anniversary of grant.

(2) The value of the June 25, 1997 grants from the Agrilink Foods Equity Value Plan will be based on the Company's future earnings and debt repayment. The beginning value of these performance units was set at a level requiring improved earnings and debt-repayment performance. The target payouts shown above are based on the value of the performance units at fiscal 1997 earnings and debt levels and would yield no payout from the plan at those levels. If future performance equals fiscal 1997 performance, no payouts will be made from the plan relative to the options granted on June 25, 1997.


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

                               Pension Plan Table

                                              Years of Plan Participation
   Final            ---------------------------------------------------------------------------------
Average Pay              15              20                25               30                35
-----------         ------------    -------------     -------------    -------------     ------------

$125,000          $22,142         $  29,008         $  35,775        $  42,721         $  49,805
 150,000           27,392            36,008            44,525           53,221            62,055
 175,000           32,642            43,008            53,275           63,721            74,305
 200,000           37,892            50,008            62,025           74,221            86,555
 225,000           43,142            57,008            70,775           84,721            98,805
 250,000           48,392            64,008            79,525           95,221           111,055
 275,000           53,642            71,008            88,275          105,721           123,305
 300,000           58,892            78,008            97,025          116,221           135,555
 325,000           64,142            85,008           105,775          126,721           147,805
 350,000           69,392            92,008           114,525          137,221           160,055
 375,000           74,642            99,008           123,275          147,721           172,305
 400,000           79,892           106,008           132,025          158,221           184,555

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

                                                                             Amount and Nature of                  Percent of
     Name                                          Title of Class            eneficial Ownership(a)                 Class(b)

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

(o)   Record ownership by M-B Farms, Inc.

(p)   Record ownership by A.W. Overhiser Orchards

(q)   Record ownership by Roe Acres, Inc.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Management believes all such transactions were on terms no less favorable to the Cooperative than could have been reached with unaffiliated third parties.


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


Purchase of Crops From Pro-Fac: Each of the members of Pro-Fac sells crops to Pro-Fac pursuant to a general marketing agreement between such member and Pro-Fac, which crops in turn are sold to the Company pursuant to the Pro-Fac Marketing and Facilitation Agreement. During fiscal 1997, the following directors and executive officers of Pro-Fac directly or through sole proprietorships or corporations, sold crops to Pro-Fac and provided harvesting, trucking and waste removal services to Agrilink for the following aggregate amounts:

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

The following appears in ITEM 8 of This Report


     ITEM                                                                                                                Page


Pro-Fac Cooperative, Inc. and Consolidated Subsidiary:
   Management's Responsibility for Financial Statements..................................................................   22
   Report of Independent Accountants.....................................................................................   23

   Consolidated Financial Statements for the years ended June 28, 1997, June 29,
     1996, and June 24, 1995:

       Consolidated Statement of Operations and Net Proceeds.............................................................   24
       Consolidated Balance Sheet........................................................................................   25
       Consolidated Statement of Cash Flows..............................................................................   26
       Consolidated Statement of Changes in Shareholders' and Members' Capitalization and Common Stock...................   28
       Notes to Consolidated Financial Statements........................................................................   29
       Selected Quarterly Financial Data.................................................................................   42


         (2)    The following additional financial data are set forth herein:

                 SCHEDULE II: Valuation and Qualifying Accounts

                                                                                  SCHEDULE II
Pro-Fac Cooperative, Inc.
Valuation and Qualifying Accounts

                                          June 28, 1997    June 29, 1996       June 24, 1995
                                          -------------    -------------       -------------


Allowance for doubtful accounts
  Balance at beginning of period          $   836,000      $   673,000         $  683,000
  Additions charged to expense                446,000          537,000             91,000
  Deductions                                 (312,000)        (374,000)          (101,000)
                                          -----------      -----------         ----------
  Balance at end of period                $   970,000      $   836,000         $  673,000
                                          ===========      ===========         ==========

Inventory reserve*
  Balance at beginning of period          $   485,000      $   144,000         $        0
  Net change                                 (123,000)        (341,000)           144,000
                                          -----------      -----------         ----------
  Balance at end of period*               $   362,000      $   485,000         $  144,000
                                          ===========      ===========         ==========

Tax valuation allowance**
  Balance at beginning of period          $17,983,000      $ 7,366,000         $        0
  Net change                              (11,771,000)      10,617,000          7,366,000
                                          -----------      -----------         ----------
  Balance at end of period                $ 6,212,000      $17,983,000         $7,366,000
                                          ===========      ===========         ==========

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

               (3) The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:

     (b) Report on Form 8-K

                None

     (c) EXHIBITS:

                Exhibit
                Number                      Description


                 3.3(2)      Certificate of Incorporation of Pro-Fac.

                 3.4(3)      Bylaws of Pro-Fac.

                10.1(2) Indenture, dated as of November 3, 1994 (the "Indenture"), among PFAC, Pro-Fac and IBJ Schroder Bank & Trust Company ("IBJ"), as Trustee, as amended by First Supplemental Indenture, dated as of November 3, 1994, each with respect to Agrilink'
                             12.25 percent Senior Subordinated Notes due 2005 (the "Notes").

                10.2(2) Term Loan, Term Loan Facility and Seasonal Loan Agreement, dated as of November 3, 1994, among Springfield Bank for Cooperatives (the "Bank"), Agrilink and PFAC.

                10.3(2) Parent Guaranty, dated as of November 3, 1994, by Pro-Fac in favor of the Bank.

                10.4(2) Parent Security Agreement, dated as of November 3, 1994 between Pro-Fac and the Bank.


                10.5(2) Mortgage, Open End Mortgage, Deed of Trust, Trust Deed, Deed to Secure Debt, Purchase Money Mortgage, Assignment, Security Agreement and Financing Statement dated November 3, 1994 among PFAC, Agrilink and the Bank.

                10.6(2) Marketing and Facilitation Agreement, dated as of November 3, 1994, between Pro-Fac and Agrilink.


                10.7(2)      Management Incentive Plan, as amended.

                10.8(2)      Supplemental Executive Retirement Plan, as amended.

                10.10(2)     Master Salaried Retirement Plan, as amended.

                10.11(2)     Non-Qualified Profit Sharing Plan, as amended.

                10.12(2)     Excess Benefit Retirement Plan.


                10.13(6)     Salary Continuation Agreement - Dennis M. Mullen.

                10.14(1) Modification A of Term Loan, Term Loan Facility, and Seasonal Loan Agreement, dated as of January 26, 1995, between Agrilink and the Bank.

                10.15(1)    Second Amendment to Non-Qualified Profit Sharing
                            Plan.

                10.16(3) Modifications B-D of Term Loan, Term Loan Facility, and Seasonal Loan Agreement Between Agrilink and the Bank.

                10.17(4) Modifications E-F of Term Loan, Term Loan Facility, and Seasonal Loan Agreement Between Agrilink and the Bank.

                10.18(4)     Equity Value Plan Adopted on June 24, 1996.

                10.19(4) Seasonal Loan Agreement Between Pro-Fac and the Bank Dated June 28, 1996.

                10.20(6) Modifications G - K of Term Loan, Term Loan Facility, and Seasonal Loan Agreement Between Agrilink and Bank.

                10.21(6) OnSite Services Agreement with Systems & Computer Technology.

                Exhibit
                Number                           Description


                10.1(6) Raw Product Supply Agreement with Seneca Foods Corporation.

                10.2(6) Reciprocal Co-Pack Agreement with Seneca Foods Corporation.

                18(5)        Accountant's   Report   Regarding   Change   in
                             Accounting Method

                21.1(6)      List of Subsidiaries.

                27(6)        Financial Data Schedule.


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


(6) Incorporated by reference from the Registrant's 1997 Annual Report on Form 10-K.

                                                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 PRO-FAC COOPERATIVE, INC.





Date:    December 18, 1997                    BY:/s/   Stephen R. Wright
        ------------------                      ----------------------------

                                                       STEPHEN R. WRIGHT
                                                        GENERAL MANAGER




Date:    December 18, 1997                   BY:/s/   Earl L. Powers
         -----------------                      ----------------------------

                                                       EARL L.POWERS
                                                VICE PRESIDENT FINANCE AND
                                                   ASSISTANT TREASURER

                                             (Principal Financial Officer and
                                               Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                  TITLE                         DATE


*/s                                 President and Director

           (BRUCE R. FOX)


*/s                                 Vice President and Director

            (ALBERT P. FAZIO)


*/s/                                Treasurer and Director

            (STEVEN D. KOINZAN)


*/s/                                Secretary and Director

            (TOMMY R. CRONER)


*/s/                                Director

            (DALE W. BURMEISTER)


*/s/.                               Director

            (ROBERT V. CALL, JR.)


*/s/                                Director

            (GLEN LEE CHASE)


*/s/                                Director

            (ROBERT DEBADTS)


*/s/                                Director

            (KENNETH A. MATTINGLY)


*/s/                                Director

            (ALLAN W. OVERHISER)


*/s/                                Director

            (PAUL E. ROE)


*/s/                                Director

            (DARRELL SARFF)


*/s/                                General Manager

           (STEPHEN R. WRIGHT) (Principal Executive Officer)

  /s/       Earl L. Powers       Vice President Finance and      August 21, 1997
  ----------------------------                                  ---------------
           (EARL L. POWERS)          Assistant Treasurer

                              (Principal Financial Officer and
                                Principal Accounting Officer)



Dated:  December 18, 1997             *By:  /s/ Earl L. Powers
        -----------------                   ------------------
                                            Earl L. Powers, as
                                             Attorney-in-Fact