Form 10-Q
period 1997-12-27
PRO FAC COOPERATIVE INC
filed 1998-02-02
CIK 202932

1

                               Page 1 of 12 Pages




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

                For the quarterly period ended December 27, 1997

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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 12, 1998.

                            Common Stock - 1,749,647

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Consolidated Statement of Operations and Net Proceeds
(Unaudited)

(Dollars in Thousands)

                                                                    Three Months Ended                   Six Months Ended
                                                             December 27,     December 28,        December 27,        December 28,
                                                                 1997             1996                1997                1996

Net sales                                                      $202,672         $208,186            $379,069            $382,186
Cost of sales                                                  (140,092)        (148,630)           (270,840)           (280,939)
Gross profit                                                     62,580           59,556             108,229             101,247
Selling, administrative, and general expense                    (41,462)         (41,881)            (74,220)            (74,797)
Gain on sale of Finger Lakes Packaging                                0            3,565                   0               3,565
Other Income                                                        960                0                 960                   0
Operating income                                                 22,078           21,240              34,969              30,015
Interest expense                                                 (7,971)          (9,561)            (15,741)            (19,442)
Income before taxes, dividends, allocation of net
   proceeds, and cumulative effect of an accounting change       14,107           11,679              19,228              10,573
Tax provision                                                    (3,681)          (3,126)             (5,503)             (3,653)
Income before cumulative effect of an accounting
   change, dividends, and allocation of net proceeds             10,426            8,553              13,725               6,920
Cumulative effect of an accounting change                             0                0                   0               4,516
Net income                                                     $ 10,426         $  8,553            $ 13,725           $  11,436

Allocation of Net Proceeds:
   Net income                                                  $ 10,426         $  8,553            $ 13,725           $  11,436
   Dividends on common and preferred stock                       (1,403)          (1,343)             (3,253)             (2,678)
   Net proceeds                                                   9,023            7,210              10,472               8,758
   Allocation to earned surplus                                  (3,373)          (3,247)             (4,161)             (4,282)
   Net proceeds available to members                           $  5,650         $  3,963            $  6,311          $    4,476

Net Proceeds Available to Members:
   Estimated cash payment                                      $  1,413         $    792            $  1,578         $       895
   Qualified retains                                              4,237            3,171               4,733               3,581
   Net proceeds available to members                           $  5,650         $  3,963            $  6,311          $    4,476

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet
(Unaudited)

(Dollars in Thousands)                                        ASSETS
                                                                                       December 27,       June 28,     December 28,
                                                                                           1997             1997          1996
Current assets:
   Cash and cash equivalents                                                             $  6,678       $  2,838        $  7,653
   Accounts receivable, trade, net                                                         59,209         48,661          57,633
   Accounts receivable, other                                                               2,637          2,795           4,857
   Inventories -
     Finished goods                                                                       138,318         87,904         142,545
     Raw materials and supplies                                                            32,161         27,001          35,128
           Total inventories                                                              170,479        114,905         177,673
   Current investment in Bank                                                                 316            946               0
   Prepaid manufacturing expense                                                                0          8,265               0
   Prepaid expenses and other current assets                                               12,519          6,323           9,243
   Current deferred tax assets                                                             12,312         12,312           9,995
           Total current assets                                                           264,150        197,045         267,054
Investment in Bank                                                                         24,320         24,321          24,439
Investment in Great Lakes Kraut Company                                                     7,545              0               0
Property, plant, and equipment, net                                                       208,102        217,923         250,002
Assets held for sale                                                                        3,453          3,259             903
Goodwill and other intangible assets, net                                                  94,551         96,429          99,842
Other assets                                                                               13,928          7,700          11,304
           Total assets                                                                  $616,049       $546,677        $653,544

            LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION
Current liabilities:
   Notes payable                                                                         $ 58,700       $      0        $ 32,000
   Current portion of obligations under capital leases                                        558            558             547
   Current portion of long-term debt                                                        8,071          8,075           8,075
   Accounts payable                                                                        42,589         49,256          44,582
   Income taxes payable                                                                     7,287          5,672           5,723
   Accrued interest                                                                         8,717          8,663           9,444
   Accrued employee compensation                                                            9,265         11,063           8,551
   Accrued manufacturing expense                                                            1,601              0           2,771
   Other accrued expenses                                                                  26,269         21,956          30,234
   Dividends payable                                                                           20             61              40
   Amounts due members                                                                     22,345         15,791          21,469
           Total current liabilities                                                      185,422        121,095         163,436
Obligations under capital leases                                                              817            817           1,125
Long-term debt                                                                             66,188         69,829         133,342
Senior subordinated notes                                                                 160,000        160,000         160,000
Deferred income tax liabilities                                                            39,591         39,591          40,537
Other non-current liabilities                                                              22,661         22,682          20,693
           Total liabilities                                                              474,679        414,014         519,133
Commitments and contingencies
Class B cumulative  redeemable  preferred stock  liquidation  preference $10 per share, authorized - 500,000 shares; issued and
     outstanding 33,053, 31,435, and 36,531 shares, respectively                              331            315             365
Common stock, par value $5, authorized - 5,000,000 shares
                                                  December 27,   June 28,  December 28,
                                                     1997          1997       1996
Shares issued                                      1,749,647   1,788,815   1,800,371
Shares subscribed                                     44,741      54,557      49,422
           Total subscribed and issued             1,794,388   1,843,372   1,849,793
Less subscriptions receivable in installments        (44,741)    (54,557)    (49,422)

                                                   1,749,647   1,788,815   1,800,371        8,748          8,944           9,002
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                  36,646         31,920          35,899
   Non-qualified allocation to members                                                      2,960          2,960           3,275
   Non-cumulative preferred stock, par value $25; authorized - 5,000,000 shares;
     issued and outstanding - 53,797,
       53,797, and 61,597, respectively                                                     1,345          1,345           1,540
   Class A cumulative preferred stock, liquidation preference
     $25 per share; authorized - 49,500,000 shares; issued and
       outstanding 3,215,709, 3,215,709 and 3,076,895 shares,
          respectively                                                                     80,393         80,393          76,923
   Earned surplus                                                                          10,947          6,786           7,407
           Total shareholders' and members' capitalization                                132,291        123,404         125,044
           Total liabilities and capitalization                                          $616,049       $546,677        $653,544

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows
(Unaudited)
                                                                                                          Six Months Ended
(Dollars in Thousands)                                                                             December 27,        December 28,
                                                                                                       1997                1996


Cash flows from operating activities:
   Net income                                                                                     $ 13,725               $ 11,436
   Amounts payable to members                                                                       (1,578)                  (895)
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Cumulative effect of an accounting change                                                           0                 (4,516)
     Gain on sale of Finger Lakes Packaging                                                              0                 (3,565)
     Amortization of goodwill and other intangibles                                                  1,956                  2,051
     Amortization of debt issue costs                                                                  400                    400
     Depreciation                                                                                    9,102                 11,897
     Equity in undistributed earnings from Great Lakes Kraut Company                                  (960)                     0
     Change in assets and liabilities:
       Accounts receivable                                                                         (10,390)               (14,572)
       Inventories                                                                                 (57,749)               (51,790)
       Accounts payable and accrued expenses                                                         5,789                 11,304
       Amounts due to members                                                                        6,554                 12,699
       Income taxes payable                                                                          1,615                  3,620
       Other assets and liabilities                                                                (13,456)                (2,131)
Net cash used in operating activities                                                              (44,992)               (24,062)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                                                       (6,803)                (6,466)
   Disposals of property, plant, and equipment                                                         362                 34,439
   Proceeds from investment in CoBank                                                                  631                      0
Net cash (used in)/provided by investing activities                                                 (5,810)                27,973

Cash flows from financing activities:
   Proceeds from short-term debt                                                                    58,700                 32,000
   Proceeds from long-term debt                                                                      1,700                      0
   Proceeds from Great Lakes Kraut Company                                                           3,000                      0
   Payments on long-term debt                                                                       (5,345)               (34,341)
   (Repurchases)/issuances of common stock                                                            (180)                  (152)
   Cash dividends paid                                                                              (3,233)                (2,638)
Net cash provided by/(used in) financing activities                                                 54,642                 (5,131)
Net change in cash and cash equivalents                                                              3,840                 (1,220)
Cash and cash equivalents at beginning of period                                                     2,838                  8,873
Cash and cash equivalents at end of period                                                        $  6,678               $  7,653

Supplemental Disclosure of Cash Flow Information:

Investment in Great Lakes Kraut Company:
     Inventories                                                                                  $  2,175
     Prepaid expenses and other current assets                                                         409
     Property, plant and equipment                                                                   6,966
     Other accrued expenses                                                                            (62)
                                                                                                  $  9,488

The accompanying notes are an integral part of these consolidated financial statements.

                            PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods. The following summarizes the significant accounting policies applied in the preparation of the accompanying financial statements. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") Form 10-K/A-1 for the fiscal year ended June 28, 1997.

Consolidation: The consolidated financial statements include Pro-Fac and its wholly-owned subsidiary, Agrilink Foods, Inc. ("Agrilink" or the "Company") after elimination of intercompany transactions and balances.

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

Under the Agreement, Agrilink is required to have on its board of directors some persons who are neither members of nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac.

Pro-Fac agrees to sell and deliver fruits and vegetables needed to support anticipated sales and production outlined in the Agrilink annual profit plan. The profit plan crop requirements are determined by the Boards of Directors of Pro-Fac and Agrilink. Approval of the profit plan by the Board of Directors of Agrilink requires the affirmative vote of a majority of the Disinterested Directors. Subject only to its inability to deliver because of the vagaries of weather or other causes validly preventing growing such crops as set forth in the agreements between Pro-Fac and its members, Pro-Fac is required to deliver to Agrilink the crops described in the profit plan, and Agrilink agrees to process and market such crops.

In addition, in any year in which Agrilink has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), Agrilink pays to Pro-Fac up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac). In years in which Agrilink has losses on Pro-Fac Products, the Company reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac). Additional patronage income is paid to Pro-Fac for services provided to Agrilink, including the provision of a long term, stable crop supply, favorable payment terms for crops and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. Under the terms of the Senior Subordinated Notes, Pro-Fac is required to reinvest at least 70 percent of the additional patronage income in Agrilink.

NOTE 3. OTHER MATTERS

Formation  of New  Sauerkraut  Company:  Effective  July 1, 1997 the Company and
Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, operates as a New York limited liability company with ownership and earnings divided between the two companies.

Dividends: Subsequent to quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends amounted to $1.5 million and were paid on January 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations and Net Proceeds in the second quarter and first half of fiscal 1998 versus fiscal 1997.

                         PRO-FAC'S RESULTS OF OPERATIONS

Pro-Fac Cooperative, Inc.'s ("Pro-Fac" or the "Cooperative") wholly-owned subsidiary, Agrilink Foods, Inc. ("Agrilink" or the "Company") has three primary business units: Curtice Burns Foods ("CBF"), Nalley Fine Foods, and its Snack Foods Group. Each business unit offers different products and is managed separately. The majority of each of the business units' net sales are within the United States. In addition, all of the Company's operating facilities are within the United States.

The CBF business unit produces products in several food categories, including fruit fillings and toppings; aseptically-produced products; canned and frozen fruits and vegetables, and popcorn. The Nalley business unit produces canned meat products (such as chilies and stews), pickles, salad dressings, peanut butter, salsa, and syrup. The Company's snack foods business unit consists of the Snyder of Berlin, Husman Snack Foods, and Tim's Cascade Potato Chip businesses. This business unit produces and markets potato chips and other snack items.

The following tables illustrate the results of operations by business unit for the three- and six-month periods ended December 27, 1997 and December 28, 1996, and the Company's total assets by business unit as of December 27, 1997 and December 28, 1996.

Net Sales

(Dollars in Millions)

                                                   Three Months Ended                                Six Months Ended
                                           December 27,            December 28,            December 27,             December 28,
                                              1997                     1996                    1997                     1996
                                                    % of                     % of                    % of                     % of
                                           $        Total          $         Total         $         Total          $         Total

CBF                                     $139.9       69.1%       $133.0       63.9%      $252.1       66.5%      $232.1       60.7%
Nalley Fine Foods                         45.6       22.5          45.5       21.9         92.5       24.4         89.8       23.5
Snack Foods Group                         17.2        8.4          16.3        7.8         34.5        9.1         33.5        8.8
     Subtotal ongoing operations         202.7      100.0         194.8       93.6        379.1      100.0        355.4       93.0
Businesses sold1                           0.0        0.0          13.4        6.4          0.0        0.0         26.8        7.0
     Total                              $202.7      100.0%       $208.2      100.0%      $379.1      100.0%      $382.2      100.0%

1 Includes the activity of Finger Lakes Packaging and the portion of the canned vegetable business sold in fiscal 1997.

Operating Income

(Dollars in Millions)

                                                    Three Months Ended                                   Six Months Ended
                                            December 27,            December 28,             December 27,          December 28,
                                                1997                    1996                     1997                  19961
                                                    % of                     % of                     % of                  % of
                                            $       Total          $         Total           $       Total         $        Total

CBF                                       $20.1     90.9%        $14.8        69.8%       $29.1       83.1%       $21.1      70.3%
Nalley Fine Foods                           3.8      17.2          3.0        14.2          7.5       21.4          5.1      17.1
Snack Foods Group                           1.9       8.6          1.6         7.5          4.0       11.5          3.1      10.3
Corporate overhead                         (3.7)    (16.7)        (2.4)      (11.3)        (5.6)     (16.0)        (4.1)    (13.7)
     Subtotal                              22.1     100.0         17.0        80.2         35.0      100.0         25.2      84.0
Business sold and other nonrecurring2       0.0       0.0          4.2        19.8          0.0        0.0          4.8      16.0
     Total                                $22.1     100.0%       $21.2       100.0%       $35.0      100.0%       $30.0     100.0%

1 Excludes cumulative effect of an accounting change. See NOTE 1 - "Summary of Accounting Policies - Change in Accounting Principle."

2 Includes the earnings and gain on sale related to Finger Lakes Packaging and the activity from the portion of the canned vegetable business sold in fiscal 1997. Also, in fiscal 1997, amounts include strategic consulting fees, a loss on the disposal of property held for sale, and final settlement of an insurance claim.

EBITDA1

(Dollars in Millions)

                                                    Three Months Ended                                   Six Months Ended
                                            December 27,            December 28,             December 27,          December 28,
                                                1997                    1996                     1997                  19962
                                                    % of                     % of                     % of                  % of
                                            $       Total          $         Total           $       Total         $        Total

CBF                                      $23.7       86.2%        $18.8       67.4%       $36.4       79.1%       $29.4       67.0%
Nalley Fine Foods                          5.2       18.9           4.5       16.1         10.3       22.4          8.1       18.4
Snack Foods Group                          2.3        8.4           2.0        7.2          4.9       10.7          4.1        9.3
Corporate overhead                        (3.7)     (13.5)         (2.4)      (8.6)        (5.6)     (12.2)        (4.1)      (9.3)
     Subtotal                             27.5      100.0          22.9       82.1         46.0      100.0         37.5       85.4
Business sold and other nonrecurring3      0.0        0.0           5.0       17.9          0.0        0.0          6.4       14.6
     Total                               $27.5      100.0%        $27.9      100.0%       $46.0      100.0%       $43.9      100.0%

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

2 The above information excludes the cumulative effect of an accounting change. See NOTE 1 - "Summary of Accounting Policies - Change in Accounting Principle."

3 Includes the earnings and gain on sale related to Finger Lakes Packaging and the activity from the portion of the canned vegetable business sold in fiscal 1997. Also, in fiscal 1997, amounts include strategic consulting fees, a loss on the disposal of property held for sale, and final settlement of an insurance claim.

Total Assets

(Dollars in Millions)

                                             December 27,       December 28,
                                                 1997               1996
                                                   % of                 % of
                                         $         Total       $       Total

CBF                                   $384.5        62.4%   $378.5      57.9%
Nalley Fine Foods                      153.8        25.0     155.0      23.7
Snack Foods Group                       26.9         4.4      26.9       4.1
Corporate                               50.8         8.2      56.7       8.7
     Subtotal ongoing operations       616.0       100.0     617.1      94.4
Business sold1                           0.0         0.0      36.5       5.6
     Total                            $616.0       100.0%   $653.6     100.0%

1    Reflects the portion of the canned vegetable business sold in fiscal 1997.

      CHANGES FROM SECOND QUARTER FISCAL 1998 TO SECOND QUARTER FISCAL 1997

Net Sales: Net sales from ongoing operations increased in the second quarter compared to the prior year by $7.9 million or 4 percent. This increase reflects improvements at all three of the Company's business units.

The most significant increases were noted in the fruit and aseptic categories. Net sales for the CBF aseptic category increased $9.7 million, while the fruit business increased $4.1 million. The increase in aseptic sales results from new business, while the increase in the fruit business is attributable to changes in product mix resulting in improvements in volume/pricing. Decreases within the vegetable and other categories of $6.9 million offset such increases. Approximately $4.4 million of the vegetable decrease represents sauerkraut net sales accounted for by the newly created joint venture. The net sales of the joint venture are excluded from the Company's net sales. See NOTE 3 - "Other Matters - Formation of New Sauerkraut Company."

The pickle and canned categories at Nalley also increased $1.0 million and $0.3 million, respectively, due to increased sales volume. Decreases within the dressing category of $1.3 million were, however, realized due to current competitive pressure.

Gains in the Snack Foods Group of $0.9 million resulted from new business and new product introductions.

Total net sales decreased in the second quarter by $5.5 million. This net decrease reflects both the reduction of businesses sold ($13.4 million) offset by the increases in ongoing operations ($7.9 million) described above.

Gross Profit: Gross profit of $62.6 million for the quarter ended December 27, 1997 increased $3.0 million or 5 percent from $59.6 million for the quarter ended December 28, 1996. Excluding the businesses sold in fiscal 1997, the increase in gross profit is approximately $4.4 million. This increase results from improvements in pricing and volume, changes in product mix, and cost efficiencies.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $0.4 million as compared with the prior year. The net decrease is attributable to a $1.5 million decrease in selling and advertising expenses ($1.0 million) and trade promotions ($0.5 million) primarily related to reductions of approximately $1.0 million and $0.8 million at the CBF and Nalley business units, respectively. The reduction at CBF is primarily attributable to the sale of the canned vegetable business in the spring of 1997. The reduction at Nalley is attributable to the timing of promotional programs offered. Such reductions were offset by a minor increase of approximately $0.3 million at the Snack Foods Group.

In addition, in the prior year, selling, administrative, and general expenses were offset by approximately $1.0 million relating to the settlement of an outstanding insurance claim.

Interest Expense: Interest expense for the quarter ended December 27, 1997 decreased $1.6 million or 16.6 percent from the prior year. This significant improvement is primarily the result of the focus on debt reduction which occurred throughout fiscal 1997. Activities in fiscal 1997 that reduced debt included the sale of Finger Lakes Packaging, the sale of the canned vegetable business, and the sale of the Georgia distribution center. Reductions in outstanding debt accounted for a decrease of $1.2 million while changes in rates accounted for a decrease of $0.4 million.

Provision for Taxes: The provision for taxes in the quarter ended December 27, 1997 of $3.7 million increased $0.6 million from the quarter ended December 28, 1996. The increase reflects the improvement in earnings of $2.4 million. The Cooperative's effective tax rate is impacted by the net proceeds distributed to members and the non-deductibility of goodwill.

Gain on Sale of Finger Lakes Packaging: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. A gain of approximately $3.6 million was recognized. The Company received proceeds of approximately $30.0 million which were applied to Bank debt. The transaction also included a long-term supply agreement.

Other Income: Other income is primarily comprised of earnings received from the investment made in Great Lakes Kraut Company. See NOTE 3 - "Other Matters - Formation of New Sauerkraut Company."

    CHANGES FROM FIRST SIX MONTHS FISCAL 1998 TO FIRST SIX MONTHS FISCAL 1997

Net Sales: Net sales from ongoing operations for the first six months increased $23.7 million or 6.6 percent as compared to the prior year.

The most significant increase was noted within the CBF aseptic category. Net sales for the aseptic category increased $18.9 million. The increase in aseptic sales results from new business.

The pickle category at Nalley increased $2.8 million for the first six months as compared to the prior year. This increase results from increased sales volume in the foodservice channel.

Gains in the Snack Foods Group of $1.0 million resulted from new business and new product introductions.

Total net sales decreased in the first six months by $3.1 million. This net decrease reflects both the reduction of businesses sold ($26.8 million) offset by the increase in ongoing operations ($23.7 million) described above.

Gross Profit: Gross profit of $108.2 million for the six months ended December 27, 1997 increased $7.0 million or 6.9 percent from $101.2 million for the six months ended December 28, 1996. Excluding the businesses sold in fiscal 1997, the increase in gross profit is approximately $9.5 million. This increase results from improvements in pricing and volume, changes in product mix, and cost efficiencies.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $0.6 million as compared with the prior year.

This reduction is comprised of a $1.7 million decrease in selling and advertising expenses offset by an increase in trade promotions of $0.3 million. Decreases within these categories were highlighted at CBF (approximately $2.3 million), while increases were primarily at Nalley (approximately $0.9 million). The sale of the canned vegetable business in the spring of 1997 accounted for $1.5 million of the reduction at CBF. The increase at Nalley is attributable to current competitive pressure.

Expenses were also reduced in the current year due to the favorable settlement of an outstanding tax claim with the state of Washington ($1.4 million).

The above reductions in fiscal 1998 were offset by the cost for employee incentive plans ($1.2 million) and the inclusion of a favorable settlement of an outstanding insurance claim in the prior year ($1.0 million).

Interest Expense: Interest expense for the six months ended December 27, 1997 decreased $3.7 million or 19.0 percent from the prior year. This significant improvement is primarily the result of the focus on debt reduction which occurred throughout fiscal 1997. Activities in fiscal 1997 that reduced debt included the sale of Finger Lakes Packaging, the sale of the canned vegetable business, and the sale of the Georgia distribution center. Reductions in outstanding debt accounted for a decrease of $3.2 million while changes in rates accounted for a decrease of $0.5 million.

Provision for Taxes: The provision for taxes in the six months ended December 27, 1997 of $5.5 million increased $1.9 million from the prior year resulting from an increase in earnings before tax of $8.7 million. The Cooperative's effective tax rate is impacted by the net proceeds distributed to members and the non-deductibility of goodwill.

Gain on Sale of Finger Lakes Packaging: On October 9, 1996, the Company completed the sale of Finger Lakes Packaging to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. A gain of approximately $3.6 million was recognized. The Company received proceeds of approximately $30.0 million which were applied to Bank debt. The transaction also included a long-term supply agreement.

Other Income: Other income is primarily comprised of earnings received from the investment made in Great Lakes Kraut Company. See NOTE 3 - "Other Matters - Formation of New Sauerkraut Company."

Cumulative Effect of a Change in Accounting: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. The favorable cumulative effect of the change (net of income taxes of $1.2 million) was $1.9 million. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Consolidated Statement of Changes in Cash Flows" for the first six months of fiscal 1998 compared to the first six months of fiscal 1997.

Net cash used in operating activities increased approximately $20.9 million due to several factors. Additional funds were used in the current year to liquidate payments for crops. Crops in the current year were available earlier for harvest than in the prior year. The change in cash from inventories is attributable to the sale of Finger Lakes Packaging in the second quarter of fiscal 1997. The additional uses of funds were offset by the increase in net income and the timing of the liquidation of outstanding receivables. In addition, proceeds were utilized in the first half of fiscal 1998 in conjunction with the obtaining of new business. In October of 1997, the Company became the sole supplier of frozen vegetables for a national club store. The executed contract extends for a two-year period and required a $11.0 million prepayment for volume discounts. Due to the time frame required to implement full distribution, this contract is not anticipated to significantly impact fiscal 1998 earnings. However, management anticipates this arrangement will have a favorable impact on fiscal 1999 earnings.

Net cash provided by investing activities decreased in the first half of fiscal 1998 due to the disposal of Finger Lakes Packaging and other idle facilities in fiscal 1997. The purchase of property, plant, and equipment in both years was for general operating purposes.

Net cash provided by financing activities increased from the prior year due to the receipt of proceeds from Great Lakes Kraut and additional borrowings incurred in the first half of fiscal 1998 for operating needs.

Borrowings: Under the Company's New Credit Agreement with the Bank, as amended, $66.0 million is available for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and up to $18.0 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) the total line and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

As of December 27, 1997, (i) cash borrowings outstanding under the Seasonal Facility were $58.7 million and (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing was $7.3 million. In addition to its seasonal financing, as of December 27, 1997, the Company had $26.9 million available for long-term borrowings under the Term Loan Facility. The Cooperative believes that the cash flow generated by operations and the amounts available under the Seasonal and Term Loan Facilities should be sufficient to fund working capital needs, fund capital expenditures, service debt, and pay dividends for the foreseeable future.

Certain financing arrangements require that Pro-Fac and Agrilink meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of December 27, 1997, Pro-Fac is in compliance with all such covenants, restrictions and limitations.

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

The effect of the 1997 growing season on fiscal 1998 financial results cannot be estimated until early calendar 1998 when harvesting is complete and national supplies can be determined.

                                  OTHER MATTERS

The Cooperative is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Cooperative's computerized information systems. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Cooperative's financial position, results of operations, or cash flows in future periods. However, if the Cooperative, its customers, or vendors are unable to resolve such processing issues on a timely manner, it could result in a material financial risk. Accordingly, the Cooperative plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

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



                                               PRO-FAC COOPERATIVE, INC.




Date:     February 2, 1998     BY:/s/             Stephen R. Wright
                                                  STEPHEN R. WRIGHT,
                                                    GENERAL MANAGER




Date:     February 2, 1998     BY:/s/               Earl L. Powers
                                                    EARL L. POWERS,
                                               VICE PRESIDENT FINANCE AND
                                                   ASSISTANT TREASURER
                                            (Principle Financial Officer and
                                               Principle Accounting Officer)