Form 10-Q
period 1998-03-28
PRO FAC COOPERATIVE INC
filed 1998-04-29
CIK 202932

7
                               Page 1 of 14 Pages


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

                  For the quarterly period ended March 28, 1998

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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 12, 1998.

                            Common Stock - 1,785,415

                                                                 2
                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


Pro-Fac Cooperative, Inc.
Consolidated Statement of Operations and Net Proceeds
(Unaudited)

(Dollars in Thousands)

                                                                  Three Months Ended            Nine Months Ended
                                                               March 28,       March 29,     March 28,      March 29,
                                                                 1998            1997          1998           1997
                                                               ---------       ---------     ---------      --------

Net sales                                                      $163,150        $179,146      $542,219        $561,332
Cost of sales                                                  (118,238)       (131,888)     (389,078)       (412,827)
                                                               --------        --------      --------        --------
Gross profit                                                     44,912          47,258       153,141         148,505
Selling, administrative, and general expense                    (34,243)        (35,613)     (108,463)       (110,410)
Gain on sale of Finger Lakes Packaging                                0               0             0           3,565
Income from Great Lakes Kraut Company                               512               0         1,472               0
                                                               --------        --------      --------        --------
Operating income                                                 11,181          11,645        46,150          41,660
Interest expense                                                 (7,716)         (8,987)      (23,457)        (28,429)
                                                               --------        --------      --------        --------
Income before taxes, dividends, allocation of net
   proceeds, and cumulative effect of an accounting change        3,465           2,658        22,693          13,231
Tax provision                                                    (1,291)           (971)       (6,794)         (4,714)
                                                               --------        --------      --------        --------
Income before cumulative effect of an accounting
   change, dividends, and allocation of net proceeds              2,174           1,687        15,899           8,517
Cumulative effect of an accounting change                             0               0             0           4,606
                                                               --------        --------      --------        --------
Net income                                                     $  2,174        $  1,687      $ 15,899        $ 13,123
                                                               ========        ========      ========        ========

Allocation of Net Proceeds:
   Net income                                                  $  2,174        $  1,687      $ 15,899        $ 13,123
   Dividends on common and preferred stock                       (1,521)         (1,380)       (4,774)         (4,058)
                                                               --------        --------      --------        --------
   Net proceeds                                                     653             307        11,125           9,065
   Allocation to earned surplus                                    (409)            173        (4,570)         (4,109)
                                                               --------        --------      --------        --------
   Net proceeds available to members                           $    244        $    480      $  6,555        $  4,956
                                                               ========        ========      ========        ========

Net Proceeds Available to Members:
   Estimated cash payment                                      $     61        $     96      $  1,639        $    991
   Qualified retains                                                183             384         4,916           3,965
                                                               --------        --------      --------        --------
   Net proceeds available to members                           $    244        $    480      $  6,555        $  4,956
                                                               ========        ========      ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                3

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet
(Unaudited)
(Dollars in Thousands)                                        ASSETS
                                                                                          March 28,        June 28,      March 29,
                                                                                            1998             1997          1997
Current assets:
   Cash and cash equivalents                                                             $  2,859       $  2,838        $  5,334
   Accounts receivable, trade, net                                                         55,012         48,661          51,138
   Accounts receivable, other                                                               1,373          2,795           4,060
   Inventories -
     Finished goods                                                                       119,654         87,904         110,950
     Raw materials and supplies                                                            32,698         27,001          34,079
                                                                                         --------       --------        --------
           Total inventories                                                              152,352        114,905         145,029
                                                                                         --------       --------        --------
   Current investment in Bank                                                               2,502            946           1,262
   Prepaid manufacturing expense                                                            4,676          8,265           5,192
   Prepaid expenses and other current assets                                               12,002          6,323           9,281
   Current deferred tax assets                                                             12,312         12,312           9,995
                                                                                         --------       --------        --------
           Total current assets                                                           243,088        197,045         231,291
Investment in Bank                                                                         22,534         24,321          24,320
Investment in Great Lakes Kraut Company                                                     8,056              0               0
Property, plant, and equipment, net                                                       207,278        217,923         247,554
Assets held for sale, at net realizable value                                               2,582          3,259             903
Goodwill and other intangible assets, net                                                  94,465         96,429          98,840
Other assets                                                                               13,741          7,700          11,480
                                                                                         --------       --------       ---------
           Total assets                                                                  $591,744       $546,677        $614,388
                                                                                         ========       ========        ========
                                    LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION
Current liabilities:
   Notes payable                                                                         $ 57,800       $      0        $ 20,500
   Current portion of obligations under capital leases                                        558            558             547
   Current portion of long-term debt                                                        8,070          8,075           8,075
   Accounts payable                                                                        39,997         49,256          33,139
   Income taxes payable                                                                     5,266          5,672           6,374
   Accrued interest                                                                         3,867          8,663           4,651
   Accrued employee compensation                                                           10,041         11,063          10,015
   Other accrued expenses                                                                  18,076         21,956          26,291
   Dividends payable                                                                           37             61              40
   Amounts due members                                                                     15,207         15,791          13,672
                                                                                         --------       --------        --------
           Total current liabilities                                                      158,919        121,095         123,304
Obligations under capital leases                                                              817            817           1,125
Long-term debt                                                                             67,488         69,829         133,341
Senior subordinated notes                                                                 160,000        160,000         160,000
Deferred income tax liabilities                                                            39,591         39,591          40,537
Other non-current liabilities                                                              22,869         22,682          21,546
                                                                                         --------       --------        --------
           Total liabilities                                                              449,684        414,014         479,853
                                                                                         --------       --------        --------
Commitments and contingencies
Class B cumulative  redeemable  preferred stock  liquidation  preference $10 per share, authorized - 500,000 shares; issued and
     outstanding 33,053, 31,435, and 36,531 shares, respectively                              331            315             365
Common stock, par value $5, authorized - 5,000,000 shares
                                                   March 28,    June 28,    March 29,
                                                     1998         1997        1997
Shares issued                                     1,786,425    1,788,815   1,800,623
Shares subscribed                                    54,822       54,557      44,387
                                                  ---------    ---------   ---------
           Total subscribed and issued            1,841,247    1,843,372   1,845,010
Less subscriptions receivable in installments       (54,822)     (54,557)    (44,387)
                                                  ---------    ---------   ---------
                                                  1,786,425    1,788,815   1,800,623        8,932          8,944           9,003
                                                  =========    =========   =========
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                  30,076         31,920          33,235
   Non-qualified allocation to members                                                      2,660          2,960           2,960
   Non-cumulative preferred stock, par value $25; authorized - 5,000,000 shares;
     issued and outstanding - 49,310,
       53,797, and 61,597, respectively                                                     1,233          1,345           1,540
   Class A cumulative preferred stock, liquidation preference
     $25 per share; authorized - 49,500,000 shares; issued and
       outstanding 3,498,890, 3,215,709 and 3,207,909 shares,
          respectively                                                                     87,472         80,393          80,198
   Earned surplus                                                                          11,356          6,786           7,234
                                                                                         --------       --------        --------
           Total shareholders' and members' capitalization                                132,797        123,404         125,167
                                                                                         --------       --------        --------
           Total liabilities and capitalization                                          $591,744       $546,677        $614,388
                                                                                         ========       ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                 4

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows
(Unaudited)
                                                                                                       Nine Months Ended
(Dollars in Thousands)                                                                             March 28,        March 29,
                                                                                                     1998             1997
Cash flows from operating activities:
   Net income                                                                                     $ 15,899         $ 13,123
   Amounts payable to members                                                                       (1,639)            (991)
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Cumulative effect of an accounting change                                                           0           (4,606)
     Gain on sale of Finger Lakes Packaging                                                              0           (3,565)
     Amortization of goodwill and other intangibles                                                  2,802            3,051
     Amortization of debt issue costs                                                                  600              600
     Depreciation                                                                                   13,673           16,883
     Equity in undistributed earnings from Great Lakes Kraut Company                                (1,472)               0
     Equity in undistributed earnings of the Bank                                                     (715)          (1,143)
     Change in assets and liabilities:
       Accounts receivable                                                                          (4,929)          (7,280)
       Inventories                                                                                 (39,632)         (22,336)
       Accounts payable and accrued expenses                                                       (14,459)         (13,065)
       Amounts due to members                                                                         (584)           5,797
       Income taxes payable                                                                           (406)           4,361
       Other assets and liabilities                                                                (12,738)          (1,776)
                                                                                                  --------         --------
Net cash used in operating activities                                                              (43,600)         (10,947)
                                                                                                  --------         --------

Cash flows from investing activities:
   Purchase of property, plant, and equipment                                                      (10,645)          (8,880)
   Disposals of property, plant, and equipment                                                         511           34,387
   Proceeds from investment in CoBank                                                                  946                0
                                                                                                  --------         --------
Net cash (used in)/provided by investing activities                                                 (9,188)          25,507
                                                                                                  --------         --------

Cash flows from financing activities:
   Proceeds from short-term debt                                                                    57,800           20,500
   Proceeds from long-term debt                                                                      2,200                0
   Proceeds from Great Lakes Kraut Company                                                           1,800                0
   Payments on long-term debt                                                                       (4,146)         (34,342)
   Repurchases of stock, net of issuances                                                                4             (151)
   Cash portion of non-qualified conversion                                                            (75)             (88)
   Cash dividends paid                                                                              (4,774)          (4,018)
                                                                                                  --------         --------
Net cash provided by/(used in) financing activities                                                 52,809          (18,099)
                                                                                                  --------         --------
Net change in cash and cash equivalents                                                                 21           (3,539)
Cash and cash equivalents at beginning of period                                                     2,838            8,873
                                                                                                  --------         --------
Cash and cash equivalents at end of period                                                        $  2,859         $  5,334
                                                                                                  ========         ========

Supplemental Disclosure of Cash Flow Information:

   Acquisition of C&O Distributing Company
     Property, plant, and equipment                                                               $     54
     Goodwill                                                                                          756
                                                                                                  --------
                                                                                                  $    810
Investment in Great Lakes Kraut Company:
     Inventories                                                                                  $  2,175
     Prepaid expenses and other current assets                                                         409
     Property, plant and equipment                                                                   6,966
     Other accrued expenses                                                                            (62)
                                                                                                  --------
                                                                                                  $  9,488
                                                                                                  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                 5
                            PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassification: Certain prior-year balances have been reclassified to conform with the current year presentation.

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

                                                                 6
NOTE 3.       ACQUISITIONS, DISPOSAL, AND JOINT VENTURE

The following activities occurred during the nine-month period ended March 28, 1998:

Formation  of New  Sauerkraut  Company:  Effective  July 1, 1997 the Company and
Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, operates as a New York limited liability company with ownership and earnings divided equally between the two companies. The joint venture is accounted for using the Equity Method of accounting.

C&O Distributing Company: Effective March 10, 1998, the Company acquired the majority of assets and the business of C&O Distributing Company of Canton, Ohio. C&O distributes snack products for Snyder of Berlin, one of the Company's business units included within its snack foods unit. The acquisition was accounted for as a purchase. The purchase price was approximately $0.8 million. Intangibles recorded in conjunction with this transaction are being amortized over 30 years.

The following activities occurred subsequent to the period ended March 28, 1998:

DelAgra Corp.: Effective March 30, 1998, the Company acquired the majority of assets and the business of DelAgra Corp. of Bridgeville, Delaware. DelAgra Corp. is a producer of private label frozen vegetables. The acquisition was accounted for as a purchase. The purchase price was approximately $6.9 million.

Michigan Distribution Center: Effective March 31, 1998, the Company entered into a multiyear logistic agreement under which GATX Logistics will provide freight management, packaging and labeling services, and distribution support to and from production facilities owned by the Company in and around Coloma, Michigan. The agreement includes the sale of the Company's labeling equipment and distribution center. The Company received proceeds of $12.6 million for the equipment and facility. These proceeds were applied to outstanding bank loans. No significant gain or loss occurred as a result of this transaction.

NOTE 4.       OTHER MATTERS

Seyfert Foods, Inc.: The Company announced on March 26, 1998 that it had signed a letter of intent to acquire all of the assets and the business of Seyfert Foods, Inc. of Ft. Wayne, Indiana. Seyfert produces potato chips and various other snack foods. A final agreement is subject to Board approval and due diligence by both parties.

Nutrition Medical: The Company announced on March 19, 1998 that it had signed an agreement to acquire Nutrition Medical's private label adult nutrition formula business. Nutrition Medical will be paid royalty payments for two years. Nutrition Medical will also receive payments for portions of existing product and packaging inventories. The transaction is expected to close by May 1, 1998.

Dividends: Subsequent to quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends amounted to $1.5 million and will be paid on April 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations and Net Proceeds in the third quarter and first nine months of fiscal 1998 versus fiscal 1997.

Pro-Fac Cooperative, Inc.'s ("Pro-Fac" or the "Cooperative") wholly-owned subsidiary, Agrilink Foods, Inc. ("Agrilink" or the "Company") has three primary business units: Curtice Burns Foods ("CBF"), Nalley Fine Foods, and its Snack Food Group. Each business unit offers different products and is managed separately. The majority of each of the business units' net sales are within the United States. In addition, all of the Company's operating facilities are within the United States.

The CBF business unit produces products in several food categories, including fruit fillings and toppings; aseptically-produced products; canned and frozen fruits, vegetables, and popcorn. The Nalley business unit produces canned meat products (such as chilies and stews), pickles, salad dressings, peanut butter, salsa, and syrup. The Company's snack foods business unit consists of the Snyder of Berlin, Husman Snack Foods, and Tim's Cascade Potato Chip businesses. This business unit produces and markets potato chips and other salty-snack items.

                                                                 7
The following tables illustrate the results of operations by business unit for the three- and nine-month periods ended March 28, 1998 and March 29, 1997, and the Company's total assets by business unit as of March 28, 1998 and March 29, 1997.

Net Sales

(Dollars in Millions)

                                                   Three Months Ended                                 Nine Months Ended
                                            March 28,                March 29,                March 28,              March 29,
                                              1998                     1997                     1998                   1997
                                        -----------------       -----------------        -----------------       ------------------
                                                    % of                     % of                    % of                     % of
                                          $         Total           $        Total         $         Total         $          Total
                                        ------      -----        ------      -----       ------      -----       ------       -----

CBF                                     $103.5       63.4%       $108.6       60.6%      $355.6       65.6%      $340.6       60.7%
Nalley Fine Foods                         43.6       26.7          43.8       24.5        136.1       25.1        133.6       23.8
Snack Food Group                          16.1        9.9          16.2        9.0         50.5        9.3         49.7        8.8
                                        ------      -----        ------      -----       ------      -----       ------      -----
     Subtotal ongoing operations         163.2      100.0         168.6       94.1        542.2      100.0        523.9       93.3
Businesses sold1                           0.0        0.0          10.5        5.9          0.0        0.0         37.4        6.7
                                        ------      -----        ------      -----       ------      -----       ------      -----
     Total                              $163.2      100.0%       $179.1      100.0%      $542.2      100.0%      $561.3      100.0%
                                        ======      =====        ======      =====       ======      =====       ======      =====

1 Includes the activity of Finger Lakes Packaging and the portion of the canned vegetable business sold in fiscal 1997.

Operating Income

(Dollars in Millions)


                                                   Three Months Ended                               Nine Months Ended
                                            March 28,               March 29,                March 28,              March 29,
                                              1998                    1997                     1998                   1997 1
                                        -----------------      -----------------        -----------------       -----------------
                                                    % of                    % of                    % of                    % of
                                           $        Total          $        Total          $        Total         $         Total
                                         -----      -----       ------      -----        -----      -----       ------      -----

CBF                                      $10.5       93.7%      $10.6        90.6%       $39.6       85.7%       $31.7       76.2%
Nalley Fine Foods                          1.9       17.0         3.0        25.6          9.4       20.3          8.1       19.5
Snack Food Group                           1.3       11.6         1.3        11.1          5.4       11.7          4.4       10.6
Corporate overhead                        (2.5)     (22.3)       (2.8)      (23.9)        (8.2)     (17.7)        (6.9)     (16.6)
                                         -----      -----       -----       -----        -----      -----      -------     ------
     Subtotal                             11.2      100.0        12.1       103.4         46.2      100.0         37.3       89.7
Businesses sold and other nonrecurring2    0.0        0.0        (0.4)       (3.4)         0.0        0.0          4.3       10.3
                                         -----      -----       -----       -----        -----      -----      -------     ------
     Total                               $11.2      100.0%      $11.7       100.0%       $46.2      100.0%       $41.6      100.0%
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

                                                                 8

EBITDA1

(Dollars in Millions)


                                                   Three Months Ended                               Nine Months Ended
                                            March 28,               March 29,                March 28,              March 29,
                                              1998                    1997                     1998                   1997 2
                                        -----------------      -----------------        -----------------        -----------------
                                                    % of                    % of                     % of                    % of
                                           $        Total           $       Total           $        Total         $         Total
                                         -----      -----         -----     -----         -----      -----       ------      -----

CBF                                      $13.9       84.2%        $14.5       82.3%       $50.4       80.6%       $43.8       71.2%
Nalley Fine Foods                          3.3       20.0           4.1       23.3         13.6       21.8         12.2       19.8
Snack Food Group                           1.8       10.9           1.7        9.6          6.7       10.7          5.8        9.4
Corporate overhead                        (2.5)     (15.1)         (2.8)     (15.8)        (8.2)     (13.1)        (6.9)     (11.2)
                                         -----      -----         -----      -----        -----      -----        -----      -----
     Subtotal                             16.5      100.0          17.5       99.4         62.5      100.0         54.9       89.2
Businesses sold and other nonrecurring3    0.0        0.0           0.1        0.6          0.0        0.0          6.6       10.8
                                         -----      -----         -----      -----        -----      -----        -----      -----
     Total                               $16.5      100.0%        $17.6      100.0%       $62.5      100.0%       $61.5      100.0%
                                         =====      =====         =====      =====        =====      =====        =====      =====

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

Total Assets

(Dollars in Millions)

                                                      March 28,                         March 29,
                                                         1998                              1997
                                                                % of                               % of
                                                $               Total              $               Total
                                              ------            -----            ------            -----

CBF                                           $370.8             62.7%           $355.1             57.8%
Nalley Fine Foods                              146.4             24.7             149.8             24.4
Snack Food Group                                27.4              4.6              26.0              4.2
Corporate                                       47.1              8.0              54.5              8.9
                                              ------            -----            ------            -----
     Subtotal ongoing operations               591.7            100.0             585.4             95.3
Business sold1                                   0.0              0.0              29.0              4.7
                                              ------            -----            ------            -----
     Total                                    $591.7            100.0%           $614.4            100.0%
                                              ======            =====            ======            =====

1 Reflects the portion of the canned vegetable business sold in fiscal 1997.

                                                                 9
       CHANGES FROM THIRD QUARTER FISCAL 1998 TO THIRD QUARTER FISCAL 1997

Net Sales: Net sales from ongoing operations decreased in the third quarter compared to the prior year by $5.4 million or 3 percent. The decrease was primarily noted within the CBF business unit. Net sales at both the Nalley business unit and the Company's Snack Food Group were consistent with that of the prior year.

The most significant decrease at CBF was noted within the vegetable category and amounted to approximately $5.2 million. Approximately $2.9 million of the vegetable decrease represents sauerkraut net sales accounted for by the newly created joint venture. The net sales of the joint venture are excluded from the Company's net sales in fiscal 1998. See NOTE 3 "Acquisitions, Disposal, and Joint Venture - Formation of New Sauerkraut Company." The remaining variance is influenced by the overall industry supply of vegetables which has negatively impacted volume and pricing.

Decreases within the fruit and other categories of CBF amounted to $3.1 million and are attributable to volume and product mix. This amount was, however, offset by increases within the aseptic category of $3.2 million. The increase in aseptic sales results from new business.

Total net sales decreased in the third quarter by $15.9 million. This net decrease reflects both the reduction of businesses sold ($10.5 million) and reductions in ongoing operations ($5.4 million) described above.

Gross Profit: Gross profit of $44.9 million for the quarter ended March 28, 1998 decreased $2.4 million or 5 percent from $47.3 million for the quarter ended March 29, 1997. Excluding the businesses sold in fiscal 1997, the decrease in gross profit was approximately $1.7 million. This decrease results from the reduction in ongoing net sales described above along with variances in pricing and changes in product mix. The Company's gross margin percentage, however, improved from 26.4 percent in the prior year to 27.5 percent in the current year.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $1.4 million as compared with the prior year. This reduction is primarily comprised of a decrease in selling and advertising expenses of $0.6 million and a decrease in trade promotions of $1.3 million. Approximately $2.0 million and $0.2 million were highlighted at the CBF and Snack Food Group business units, respectively. The reduction at CBF is primarily attributable to the sale of the canned vegetable business in the spring of 1997. The reduction within the Snack Food Group is attributable to the timing of promotional programs offered. Such reductions were offset by a minor increase of approximately $0.3 million at Nalley.

Various other administrative expenses accounted for a $0.5 million increase.

Income from Great Lakes Kraut Company: Other income is primarily comprised of earnings received from the investment made in Great Lakes Kraut Company. See
NOTE 3 - "Other Matters - Formation of New Sauerkraut Company."

Interest Expense: Interest expense for the quarter ended March 28, 1998 decreased $1.3 million or 14.1 percent from the prior year. This improvement is primarily the result of the focus on debt reduction which occurred throughout fiscal 1997. Activities in fiscal 1997 that reduced debt included the sale of Finger Lakes Packaging, the sale of the canned vegetable business, and the sale of the Georgia distribution center. Reductions in outstanding debt accounted for a decrease of $1.2 million while changes in rates accounted for a decrease of $0.1 million.

Provision for Taxes: The provision for taxes in the quarter ended March 28, 1998 of $1.3 million increased $0.3 million from the quarter ended March 29, 1997. The increase reflects the improvement in earnings of $0.8 million. The Cooperative's effective tax rate is impacted by the net proceeds distributed to members and non-deductibility of goodwill.

   CHANGES FROM FIRST NINE MONTHS FISCAL 1998 TO FIRST NINE MONTHS FISCAL 1997

Net Sales: Net sales from ongoing operations for the first nine months increased $18.3 million or 3.4 percent as compared to the prior year.

                                                                10
The most significant increase was noted within the CBF aseptic product line. Net sales for the aseptic products increased $22.1 million. The increase in aseptic sales results from new business. The fruit category at CBF also showed increases of $2.6 million resulting from improvements in pricing and product mix.

Offsetting the above increases at CBF was a decrease of approximately $10.9 million in sauerkraut sales, which are now accounted for by the newly created joint venture and are thus excluded from the Company's net sales in fiscal 1998. See NOTE 3 "Acquisitions, Disposal, and Joint Venture - Formation of New
Sauerkraut Company." The shift of sauerkraut sales was partially offset by increases totaling $5.2 million elsewhere in the vegetable category as a result of changes in prices, volume, and product mix. The combined effect of the sauerkraut and other changes was a decrease of $5.7 million in the vegetable category at CBF for the first nine months of fiscal 1998.

Nalley experienced increases in net sales of $2.5 million. The pickle category accounted for increases of $3.1 million. This improvement results from increased sales volume in the foodservice channel. Increases of $0.5 million were also identified within the canned product line. Net decreases were noted within the remaining categories including dressings ($0.9 million decrease) and peanut butter ($0.2 million decrease).

Total net sales decreased in the first nine months by $19.1 million. This net decrease reflects both the reduction of businesses sold ($37.4 million) offset by the increase in ongoing operations ($18.3 million) described above.

Gross Profit: Gross profit of $153.1 million for the nine months ended March 28, 1998 increased $4.6 million or 3.1 percent from $148.5 million for the nine months ended March 29, 1997. Excluding the businesses sold in fiscal 1997, the increase in gross profit is approximately $9.6 million. This increase results from improvements in pricing and volume, changes in product mix, and cost efficiencies. The Company's gross margin percentage improved from 26.5 percent in the prior year to 28.2 percent in the current year.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $2.0 million as compared with the prior year.

This reduction was primarily comprised of a decrease in selling and advertising of $2.3 million and a decrease in trade promotions of $1.0 million. Decreases within these categories were identified at CBF (approximately $4.2 million) and at the Snack Food Group (approximately $0.5 million), while increases were noted at Nalley (approximately $1.4 million). The sale of the canned vegetable business in the spring of 1997 accounted for $2.2 million of the reduction at CBF. The reduction within the Snack Food Group is attributable to the timing of promotional programs offered. The increase at Nalley is attributable to current competitive pressure.

Various other administrative expenses accounted for a $1.3 million increase.

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

Income from Great Lakes Kraut Company: Other income is primarily comprised of earnings received from the investment made in Great Lakes Kraut Company. See
NOTE 3 - "Other Matters - Formation of New Sauerkraut Company."

Interest Expense: Interest expense for the nine months ended March 28, 1998 decreased $5.0 million or 17.5 percent from the prior year. This significant improvement is primarily the result of the focus on debt reduction which occurred throughout fiscal 1997. Activities in fiscal 1997 that reduced debt included the sale of Finger Lakes Packaging, the sale of the canned vegetable business, and the sale of the Georgia distribution center. Reductions in outstanding debt accounted for a decrease of $4.4 million while changes in rates accounted for a decrease of $0.6 million.

Expenses were reduced in the current year due to the favorable settlement of an outstanding tax claim with the state of Washington ($1.4 million).

                                                                 11
Provision for Taxes: The provision for taxes for the nine months ended March 28, 1998 of $6.8 million increased $2.1 million from the prior year resulting from an increase in earnings before tax of $9.5 million. The Cooperative's effective tax rate is impacted by the net proceeds distributed to members and the non-deductibility of goodwill.

Cumulative Effect of a Change in Accounting: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. The favorable cumulative effect of the change (net income taxes of $1.1 million) was $4.6 million. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Consolidated Statement of Changes in Cash Flows" for the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997.

Net cash used in operating activities increased approximately $32.7 million due primarily to several factors. Additional cash proceeds have been used during the first nine months of fiscal 1998 versus the prior year to finance inventory levels. Management intends to reduce inventory during the fourth quarter. Also, additional cash proceeds were utilized in the current year to satisfy the Company's income tax obligations. In the prior year, net operating loss carryforwards were available for use. In addition, proceeds were utilized in the first half of fiscal 1998 in conjunction with the obtaining of new business. In October of 1997, the Company became the sole supplier of frozen vegetables for a national club store. The executed contract extends for a two-year period and required a $11.0 million prepayment for volume discounts. Due to the time frame required to implement full distribution, this contract is not anticipated to significantly impact fiscal 1998 earnings. However, management anticipates this arrangement will have a favorable impact on fiscal 1999 earnings.

Net cash provided by investing activities decreased in the first nine months of fiscal 1998 due to the disposal of Finger Lakes Packaging and other idle facilities in fiscal 1997. The purchase of property, plant, and equipment in both years was for general operating purposes.

Net cash provided by financing activities increased from the prior year due to the receipt of proceeds from Great Lakes Kraut and additional borrowings incurred in the first nine months of fiscal 1998 for operating needs.

Borrowings: Under the Company's New Credit Agreement with the Bank, as amended, Agrilink is able to borrow up to $82.0 million for seasonal working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $18.0 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) the total line and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

As of March 28, 1998, (i) cash borrowings outstanding under the Seasonal Facility were $57.8 million and (ii) additional availability under the Seasonal Facility, after taking into account the amount of borrowing was $24.2 million. In addition to its seasonal financing, as of March 28, 1998, the Company had $25.6 million available for long-term borrowings under the Term Loan Facility. The Company believes that the cash flow generated by operations and the amounts available under the Seasonal and Term Loan Facilities should be sufficient to fund working capital needs, fund capital expenditures, and service debt for the foreseeable future.

Certain financing arrangements require that Pro-Fac and Agrilink meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of March 28, 1998, the Cooperative is in compliance with all such covenants, restrictions, and limitations.

The Senior Subordinated Notes limit the amount Pro-Fac can borrow from Agrilink to $20.0 million and outline other restrictions which limit the amount of dividends and other payments from Agrilink to Pro-Fac. As of March 28, 1998, the Cooperative is in compliance with all such restrictions and limitations.

Short- and Long-Term Trends: The vegetable portion of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices and reduced profitability on the inventory produced from that year's crops.

                                                                 12
Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices and increased profitability. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather.

The crop and yield resulting from the 1997 growing season has resulted in an increased supply throughout the industry. Accordingly, pricing and sales volume have been negatively impacted in the third quarter. Management believes this trend will continue during the fourth quarter.

                                  OTHER MATTERS

The Company is  currently  working to resolve the  potential  impact of the year
2000 on the processing of date-sensitive information by the Company's computerized information systems. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. However, if the Company, its customers, or vendors are unable to resolve such processing issues on a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Cooperative makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis (pages 6 to 12 and other statements made in this Form 10-Q and in other filings with the SEC).

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among the factors that could impact the Cooperative's ability to achieve its goals are:

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

                           PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

During January 1998, the Cooperative issued shares of its Class A Cumulative Preferred Stock in exchange for shares for its Non-cumulative Preferred Stock, on a share-for-share basis. Such exchange is exempt from registration under section 3(a)(9) of the Securities Act of 1933. The date and amount of the exchange is set forth below:

      Date                Number of Shares         Value of Shares

January 9, 1998                4,487                  $112,175

                                                                 13
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

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



                                                   PRO-FAC COOPERATIVE, INC.




Date:   April 29, 1998           BY:/s/           Stephen R. Wright
        --------------                ------------------------------------
                                                  STEPHEN R. WRIGHT,
                                                   GENERAL MANAGER




Date:   April 29, 1998           BY:/s/         Earl L. Powers
        --------------                ------------------------------------
                                                 EARL L. POWERS,
                                           VICE PRESIDENT FINANCE AND
                                                ASSISTANT TREASURER
                                         (Principal Financial Officer and
                                            Principal Accounting Officer)