Form 10-K/A
period 1998-06-27
PRO FAC COOPERATIVE INC
filed 1998-09-29
CIK 202932

1 of 59 Pages



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  Form 10-K/A-1


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

                                    YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-1 or any amendment to this Form 10-K/A-1. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of August 1, 1998

                            Common Stock: $8,444,385

(based upon par value of shares since there is no market for the Registrant's common stock)

             Number of common shares outstanding at August 1, 1998:

                             Common stock: 1,822,513

                       FORM 10-K/A-1 ANNUAL REPORT - 1998
                            PRO-FAC COOPERATIVE, INC.
                                TABLE OF CONTENTS

                                     PART I

                                                                                                                 PAGE

ITEM  1.    Description of Business
                General Development of Business.............................................................      3
                Relationship with Agrilink..................................................................      3
                Narrative Description of Business...........................................................      4
                Financial Information About Industry Segments...............................................      6
                Packaging and Distribution..................................................................      6
                Trademarks..................................................................................      7
                Raw Material Sources........................................................................      7
                Environmental Matters.......................................................................      8
                Seasonality of Business.....................................................................      8
                Practices Concerning Working Capital........................................................      8
                Significant Customers.......................................................................      9
                Backlog of Orders...........................................................................      9
                Business Subject to Government Contracts....................................................      9
                Competitive Conditions......................................................................      9
                New Products and Research and Development...................................................     10
                Employees...................................................................................     10
                Cautionary Statement on Forward-Looking Statements..........................................     10
ITEM  2.    Description of Properties.......................................................................     10
ITEM  3.    Legal Proceedings...............................................................................     12
ITEM  4.    Submission of Matters to a Vote of Security Holders.............................................     12

                                     PART II

ITEM  5.    Market for Registrant's Common Stock and Related Security Holder Matters........................     13
ITEM  6.    Selected Financial Data.........................................................................     14
ITEM  7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........     15
ITEM  8.    Financial Statements and Supplementary Data.....................................................     23
ITEM  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............     45

                                    PART III

ITEM 10.    Directors and Executive Officers of the Registrant..............................................     46
ITEM 11.    Executive Compensation..........................................................................     49
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management..................................     51
ITEM 13.    Certain Relationships and Related Transactions..................................................     53

                                     PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................     55

            Signatures......................................................................................     58


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

On July 27, 1998, the Company announced that it had reached a definitive agreement with Dean Foods Company ("Dean") of Franklin Park, Illinois, to acquire Dean's vegetable operations which includes the nationally known Birds Eye brand and Dean's Freshlike and VegAll brands (the "Dean Foods Acquisition"). The Dean Foods Vegetable Company ("DFVC") reported revenues of $620.2 million (on a basis consistent with that reported by Agrilink) and operating earnings of $38.7 million for fiscal 1998. DFVC employs approximately 2,000 full-time employees in 13 plants, located in California, Minnesota, New York, Texas, and Wisconsin. The acquisition is expected to close in September 1998 and will be accounted for as a purchase. (The acquisition was completed on September 23, 1998.)

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

                        NARRATIVE DESCRIPTION OF BUSINESS

The Company sells products in three principal categories: (i) "branded" products, which are sold under various Company trademarks, (ii) "private label" products, which are sold to grocers who in turn use their own brand names on the products and (iii) "food service" products, which are sold to food service institutions such as restaurants, caterers, bakeries, and schools. In fiscal 1998, approximately 52 percent of the Company's net sales were branded and the remainder divided between private label and food service. The Company's branded products are listed under the "Trademarks" section of this report. The Company's private label products include salad dressings, salsa, fruit fillings and toppings, canned puddings, canned and frozen vegetables, Southern frozen vegetable specialty products, and frozen and breaded products which are sold to customers such as Food Lion, Kroger, Piggly Wiggly, Safeway, SuperValu, Topco, Wegmans and Winn-Dixie. The Company's food service products include salad dressings, pickles, fruit fillings and toppings, canned and frozen vegetables, frozen Southern specialties, frozen breaded and battered products, canned puddings, cheese sauces and canned and frozen fruit, which are sold to customers such as Alliant Food Service, Carvel, Church's, Disney, Food service of America, KFC, MBM, McDonald's, PYA, and SYSCO.

A description of the Company's three major business units is as follows:

Curtice Burns Foods ("CBF"): On September 18, 1997, the Comstock Michigan Fruit, Southern Frozen Foods, and Brooks Foods business units were consolidated and are now called Curtice Burns Foods, headquartered in Rochester, New York. The consolidated entity currently represents the largest business unit of Agrilink. This business unit produces products in several food categories, including fruit fillings and toppings; aseptically-produced products; canned and frozen fruits and vegetables and popcorn. Well-known brand names include "Chill Ripe," "Comstock," "Greenwood," "Just for Chili," "McKenzie's," "McKenzie's Gold King," "Pops-Rite," "Rich and Tangy," "Super Pop," "Southern Farms," "Thank You," "Tropic Isle," and "Wilderness." In fiscal 1998, approximately 36 percent of net sales for these businesses represented branded products, approximately 18 percent represented private label products and approximately 46 percent represented food service/industrial products.

This business unit processes fruits and vegetables under Company brands and private labels. Additional products include value-added items such as canned specialty fruits, frozen vegetable blends, and Southern-specialty products such as black-eyed peas, okra, Southern squash, and Southern specialty side dishes. Canned beans and tomato products are sold in several Midwestern states under the Brooks label. These categories include value-added items such as Chili Hot Beans and stewed tomatoes. This business unit is also a major supplier of branded and private label fruit fillings to retailers and food service institutions such as restaurants, caterers, bakeries and schools. Success in the fruit and vegetable processing business is driven, among other things, by an ability to control costs.

Aseptic operations produce puddings and cheese sauces for sale. The aseptic production process involves preparation of the product in a sterile environment beginning with batch formulation and continuing through packaging. As a result, once packaged, the product requires no further cooking. As part of the Dean Foods Acquisition, the Company has agreed to sell to Dean its aseptic operations located in Benton Harbor, Michigan. The fiscal 1998 net sales of the aseptic operations were $97.9 million. The fiscal 1998 earnings before interest, taxes, depreciation, and amortization ("EBITDA") was approximately $17.5 million. The sale price is approximately $83.0 million. It is anticipated the Company will recognize a gain on this sale. (The sale of the aseptic operations was completed on September 23, 1998.)

Effective May 1, 1998, the Company acquired Nutrition Medical's private label adult nutrition formula business. Under terms of the Agreement, Nutrition Medical will be paid royalty payments for two years. The Company also received existing product and packaging inventories. This contract will be transferred to Dean in conjunction with the sale of the aseptic operations.

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

Nalley Fine Foods: Nalley is headquartered in Tacoma, Washington. It markets canned meat products such as chilies and stews, pickles, salad dressings, peanut butter, salsa, and syrup, which are sold throughout the Northwest and Western United States and Western Canada. Approximately 74 percent of Nalley products are branded; however, private label and food service accounts for a growing percentage of Nalley business.

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

Salad dressings                     Bernstein's, Bernstein's Light Fantastic,
                                    Nalley

Snack food                          Cheese Pleezers, Husman, La Restaurante,
                                    Snyder of Berlin, Thunder Crunch, Tim's
                                    Cascade Chips, Naturally Good, Matthews

Syrup                               Lumberjack

Sauerkraut(2)                       Silver Floss, Farman's Krrrrisp Kraut

(1) These brand names will be licensed to Dean for the production and sale of puddings in conjunction with the sale of the aseptic operations. (The sale of the aseptic operations was completed on September 23, 1998.)

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

Profit margins for canned and frozen fruits and vegetables are subject to industry supply and demand fluctuations, attributable to changes in growing conditions, acreage planted, inventory carryover, and other factors. The Company has endeavored to protect against changing growing conditions through geographical expansion of its sources of supply. The Company has emphasized the merchandising of its own brands and expanded service and product development for its high volume private label and food service customers. The percentage of sales under brand names owned and promoted by the Company (including franchise brands) amount to approximately 52 percent; sales to the food service industry (restaurants and institutional customers) represent approximately 23 percent; private label sales currently represent approximately 15 percent; and sales to other manufacturers are approximately 10 percent of total sales.

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

In conjunction with the Dean Foods Acquisition, the Company will obtain the Birds Eye brand name. Management believes that the addition of the DFVC branded products to the Company's portfolio will enhance its existing business and provide for significant opportunities for growth.

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

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Cooperative and/or Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Cooperative and/or Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis (pages 15 to 23 and other statements made in this Form 10-K/A-1) and in other filings with the SEC.

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

1 This facility will be sold to Dean in conjunction with the sale of the Company's aseptic operations. (The sale of the aseptic operations was completed on September 23, 1998.)

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
                           =====                  ========


ITEM 6. SELECTED FINANCIAL DATA

Consolidated Operating Data:
(Dollars in Thousands, Except Capital Stock Data)
                                                                                               Five Year Summary
                                                                             1998        1997        1996        1995       1994

Net sales                                                                  $719,665    $730,823    $739,094    $522,413   $ 58,237
Cost of sales                                                               524,082     539,081     562,926     384,838     58,237
                                                                           --------    --------    --------    --------   --------
Gross profit                                                                195,583     191,742     176,168     137,575          0
Income from Agrilink prior to Acquisition                                         0           0           0      11,239     34,229
Interest income                                                                   0           0         770       4,402          0
Income from Great Lakes Kraut Company                                         1,893           0           0           0          0
Selling, administrative, and general (expenses)/income                     (141,739)   (145,214)   (151,671)    (99,341)     1,056
Gain on sale of Finger Lakes Packaging                                            0       3,565           0           0          0
Restructuring charge                                                              0           0      (5,871)          0          0
Additional costs incurred as a result of fire                                     0           0           0      (2,315)         0
                                                                           --------    --------    --------    --------   --------
Operating income                                                             55,737      50,093      19,396      51,560     35,285
Interest expense                                                            (30,767)    (36,473)    (41,998)    (29,035)   (11,587)
                                                                           --------    --------    --------    --------   --------
Pretax income/(loss) before dividends, allocation of net proceeds,
   and cumulative effect of an accounting change                             24,970      13,620     (22,602)     22,525     23,698
Tax (provision)/benefit                                                      (7,840)     (5,529)     13,071       7,028        844
                                                                           --------    --------    --------    --------   --------
Income/(loss) before cumulative effect of an accounting change,
   dividends and allocation of net proceeds                                  17,130       8,091      (9,531)     29,553     24,542
Cumulative effect of an accounting change                                         0       4,606           0           0          0
                                                                           --------    --------    --------    --------   --------
Net income/(loss)                                                          $ 17,130    $ 12,697    $ (9,531)   $ 29,553   $ 24,542
                                                                           ========    ========    ========    ========   ========
Allocation of Net Proceeds:
   Net income/(loss)                                                       $ 17,130    $ 12,697    $ (9,531)   $ 29,553   $ 24,542
   Dividends on common and preferred stock                                   (6,328)     (5,503)     (8,993)     (4,914)    (4,390)
                                                                           --------    --------    --------    --------   --------
   Net proceeds/(deficit)                                                    10,802       7,194     (18,524)     24,639     20,152
   Allocation (to)/from earned surplus                                       (4,662)     (3,661)     18,524     (16,964)    (2,856)
                                                                           --------    --------    --------    --------   --------
   Net proceeds available to members                                       $  6,140    $  3,533    $      0    $  7,675   $ 17,296
                                                                           ========    ========    ========    ========   ========
Allocation of net proceeds available to members:
   Payable to members currently (25% of qualified proceeds available
     to members in fiscal 1998 and 1997 and 20% in fiscal 1995 and 1994)   $  1,535    $    883    $      0    $  1,475   $  3,109
Allocated to members but retained by the Cooperative:
   Qualified retains                                                          4,605       2,650           0       5,900     12,437
   Non-qualified retains                                                          0           0           0         300      1,750
                                                                           --------    --------    --------    --------   --------
   Net proceeds available to members                                       $  6,140    $  3,533    $      0    $  7,675   $ 17,296
                                                                           ========    ========    ========    ========   ========
   CMV*                                                                    $ 58,530    $ 51,445    $ 44,701    $ 55,855   $ 59,216
                                                                           ========    ========    ========    ========   ========
   Net proceeds allocated to members as a percent of CMV                      10.51%       6.87%     (10.00)%     13.74%     29.21%
Net proceeds available to members as a percent of CMV:
   Qualified                                                                  10.51%       6.87%       0.00%      13.20%     26.25%
   Non-qualified                                                               0.00        0.00        0.00        0.54%      2.96%
                                                                           --------    --------    --------    --------   --------
       Total net proceeds allocated to members as a percent of CMV            10.51%       6.87%       0.00%      13.74%     29.21%
                                                                           ========    ========    ========    ========   ========
Balance Sheet Data:
   Investment in direct financing leases                                   $      0    $      0    $      0    $      0   $141,322
   Common stock                                                            $  9,129    $  8,944    $  9,185    $  9,395   $ 10,284
   Redeemable Preferred                                                    $    270    $    315    $    334    $      0   $      0
   Shareholders' and members' capitalization and redeemable stock          $141,369    $132,663    $126,700    $145,228   $123,765
   Total long-term debt and senior subordinated notes (excludes
     current portion)                                                      $229,937    $229,829    $327,683    $343,665   $127,134
   Debt to equity ratio**                                                     1.7:1       1.8:1       2.7:1       2.4:1      1.2:1
   Total assets                                                            $566,708    $546,677    $637,297    $689,739   $296,051
Capital Stock Data
   Cash dividends paid per share:
     Common                                                                $    .25    $   0.00    $    .25    $  .2750   $    .25
     Non-Cumulative Preferred                                              $   1.50    $   1.50    $   1.50    $   1.69   $    .57
     Class A Cumulative Preferred                                          $   1.72    $   1.72    $   1.29    $      0   $      0
     Class B Cumulative Preferred                                          $   1.00    $   1.00    $   1.00    $      0   $      0
   Average common stock investment per member                              $ 14,399    $ 14,333    $ 14,419    $ 15,032   $ 14,546

Number of Members:                                                              634         624         637         625        707

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

Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") processes and markets crops grown by its members through its wholly-owned subsidiary, Agrilink Foods, Inc. ("Agrilink" or the "Company").

Agrilink has three primary business units: Curtice Burns Foods ("CBF"), Nalley Fine Foods ("Nalley"), and its Snack Foods Group. Each business unit offers different products and is managed separately. The majority of each of the business unit's net sales is within the United States. In addition, currently all of the Company's operating facilities are within the United States.

The CBF business unit produces products in several food categories, including fruit fillings and toppings; aseptically-produced products; canned and frozen fruits, vegetables, and popcorn. As part of the acquisition of Dean Foods Vegetable Company ("DFVC"), the Company will sell its aseptic operations to Dean Foods. (The sale of the aseptic operations was completed on September 23, 1998.) The Nalley business unit produces canned meat products (such as chilies and stews), pickles, salad dressings, peanut butter, salsa, and syrup. The Company's snack foods business unit consists of the Snyder of Berlin, Husman Snack Foods, and Tim's Cascade Potato Chip businesses. This business unit produces and markets potato chips and other salty-snack items.

The following tables illustrate the Cooperative's results of operations by business unit for the fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996, and the Cooperative's total assets by business unit at June 27, 1998 and June 28, 1997.

Net Sales
(Dollars in Millions)
                                                  Fiscal Years Ended
                                       6/27/98          6/28/97      6/29/96
                                           % of             % of          % of
                                     $     Total      $     Total    $    Total
                                   -----   -----    -----   -----  -----  -----

CBF                                469.0    65.2    440.2    60.2  431.2   58.4
Nalley Fine Foods                  182.1    25.3    182.4    25.0  189.2   25.6
Snack Foods Group                   68.6     9.5     67.3     9.2   63.7    8.6
                                   -----   -----    -----   -----  -----  -----
     Subtotal ongoing operations   719.7   100.0    689.9    94.4  684.1   92.6
Businesses sold1                     0.0     0.0     40.9     5.6   55.0    7.4
                                   -----   -----    -----   -----  -----  -----
     Total                         719.7   100.0    730.8   100.0  739.1  100.0
                                   =====   =====    =====   =====  =====  =====

1 Includes the sales of Finger Lakes Packaging, the portion of the canned vegetable business sold, Nalley Canada Ltd., and Nalley US Chips and Snacks business. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Operating Income1
(Dollars in Millions)
                                                     Fiscal Years Ended
                                            6/27/98        6/28/97        6/29/96
                                                 % of            % of          % of
                                           $     Total     $     Total    $    Total
                                          ----   -----   -----   -----  ----   -----

CBF                                       47.1    84.5    40.5    80.8  26.5   136.6
Nalley Fine Foods                         10.4    18.7    10.8    21.6  (2.9)  (14.9)
Snack Foods Group                          6.9    12.4     5.9    11.8   4.1    21.1
Corporate overhead                        (8.7)  (15.6)  (10.3)  (20.6) (1.6)   (8.3)
                                          ----   -----   -----   -----  ----   -----
   Subtotal ongoing operations            55.7   100.0    46.9    93.6  26.1   134.5
Businesses sold and other non-recurring2   0.0     0.0     3.2     6.4  (6.7)  (34.5)
                                          ----   -----   -----   -----  ----   -----
     Total                                55.7   100.0    50.1   100.0  19.4   100.0
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

     See NOTE 3 to the "Notes to Consolidated Financial Statements."

EBITDA1,2
(Dollars in Millions)
                                                      Fiscal Years Ended
                                                6/27/98     6/28/97         6/29/96
                                                   % of          % of           % of
                                              $    Total     $   Total     $    Total
                                            ----   -----   ----  -----   ----   -----

CBF                                         61.0    78.9   57.1    74.3  44.4    90.8
Nalley Fine Foods                           16.0    20.7   16.2    21.1   2.3     4.7
Snack Foods Group                            8.8    11.4    7.6     9.9   6.0    12.3
Corporate                                   (8.5)  (11.0)  (9.9)  (13.0) (1.7)   (3.5)
                                            ----   -----   ----   -----  -----  -----
   Subtotal ongoing operations              77.3   100.0   71.0    92.3  51.0   104.3
Businesses sold and other non-recurring3     0.0     0.0    5.9     7.7  (2.1)   (4.3)
                                            ----   -----   ----   -----  ----   -----
   Total                                    77.3   100.0   76.9   100.0  48.9   100.0
                                            ====   =====   ====   =====  ====   =====

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of pretax income/(loss) before dividends and allocation of net proceeds, and adds to such amount interest expense, depreciation, and amortization of goodwill and other intangibles.

     EBITDA does not represent information prepared in accordance with generally accepted accounting principles, nor is such information considered superior to information presented in accordance with generally accepted accounting principles.

     EBITDA is included herein because the Cooperative believes EBITDA is a financial indicator of a company's ability to service debt.

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

     See NOTE 3 to the "Notes to Consolidated Financial Statements."

Total Assets
(Dollars in Millions)

                            6/27/98               6/28/97
                                   % of                  % of
                           $       Total        $        Total
                        -------    -----     -------     -----

CBF                     362.2       63.9      329.0       60.2
Nalley Fine Foods       137.4       24.3      144.4       26.4
Snack Foods Group        28.0        4.9       26.7        4.9
Corporate                39.1        6.9       46.6        8.5
                        -----      -----     ------      -----
    Total               566.7      100.0      546.7      100.0
                        =====      =====      =====      =====

                     CHANGES FROM FISCAL 1997 TO FISCAL 1998

Net income for fiscal 1998 of $17.1 million represented a $4.4 million or 34.6 percent increase over the prior year's net income of $12.7 million. Total EBITDA before cumulative effect of an accounting change was $77.3 million as compared to $76.9 million in the prior year. Excluding the impact of businesses sold and other non-recurring activities, EBITDA increased $6.3 million or 8.9 percent to $77.3 million, while operating income increased $8.8 million or 18.8 percent to $55.7 million from the prior year's $46.9 million. These improvements reflected the benefits from numerous initiatives including: (1) increase in volume and new customers in many of Agrilink's product lines; (2) the continuing benefits from structural changes made within the organization including the consolidation of operations and facilities; and (3) a decrease in interest expense due to initiatives undertaken in the prior year to reduce debt and focus on strategic product lines.

Net Sales: Total net sales for the year decreased $11.1 million or 1.5 percent to $719.7 in fiscal year 1998 from $730.8 million in the prior year. Excluding the net sales of businesses sold by the Company, net sales increased by $29.8 million or 4.3 percent to $719.7 million in fiscal year 1998 from $689.9 million in the prior year.

The increase in net sales for ongoing operations came primarily from the CBF business unit which accounted for an increase of $28.8 million. In addition, prior year net sales include $13.8 million in sauerkraut sales, which are now accounted for by the joint venture between Agrilink and Flanagan Brothers, Inc., created in fiscal 1998. See NOTE 3, "Acquisitions, Disposals, and Restructuring
- Formation of New Sauerkraut Company" to the financial statements of Pro-Fac included elsewhere herein. Excluding the impact of sauerkraut sales from the prior year, net sales from the CBF business unit increased $42.6 million, or
10.0 percent from the prior year. Such increases resulted from changes in volume, product mix, new customers, and improvements in pricing. This increase is attributable to increases in net sales from: (i) the vegetable category of $20.2 million, (ii) the fruit category of $3.0 million, and (iii) the aseptic business of $24.4 million. As part of the acquisition of DFVC, the Company will sell its aseptic operations to Dean Foods. (The sale of the aseptic operations was completed on September 23, 1998.)

Net sales for Nalley remained relatively flat with the prior year as gains in the pickle and canned categories were offset by reductions in dressings and peanut butter. Within the pickle category, net sales for fiscal 1998 increased $3.0 million as a result of increased volume in the food service channel. Competitive pressures on volume and price resulted in a $3.0 million decrease in net sales for dressings. In addition, peanut butter experienced a $0.6 million decrease in net sales.

Net sales for the Snack Foods Group increased by $1.3 million or 1.9 percent to $68.6 million in fiscal 1998 as a result of new business in the Northwest and product line extensions, including kettle chips within Snyder of Berlin.

Gross Profit: Gross profit of $195.6 million in fiscal 1998 increased $3.9 million or 2.0 percent from $191.7 million in fiscal 1997. Excluding the impact of businesses sold in fiscal 1997, gross profit increased $8.1 million. This increase is attributable to improved margins in many of Agrilink's product lines. As a percentage of sales, gross profit increased from 26.2 percent to
27.2 percent.

The increase in gross profit at the CBF business unit was $5.0 million. The fruit category showed improvements of $5.5 million resulting from changes in pricing and product mix. The vegetable category showed a decline of $0.9 million. However, excluding the impact of the canned vegetable business sold in 1997, the gross profit within the vegetable category improved $1.5 million. This increase is lower than the increase in net sales described above primarily due to pricing within the industry. As highlighted under "Liquidity and Capital Resources - Short- and Long-Term Trends," the vegetable portion of Agrilink's business can be impacted by the national market. During the third and fourth quarters of fiscal 1998, pricing was negatively impacted by an oversupply situation.

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

Provision for Taxes: The provision for taxes increased $2.3 million or 41.8 percent to $7.8 million in fiscal 1998 from $5.5 million in fiscal 1997. This increase was a result of a $11.4 million increase in earnings before tax. The Pro-Fac effective tax rate in fiscal 1998 was 31.4 percent which is impacted by the net proceeds distributed to members and the non-deductibility of goodwill. A further discussion of tax matters is included at NOTE 6 to the "Notes to Consolidated Financial Statements" of Pro-Fac included elsewhere herein.

                     CHANGES FROM FISCAL 1996 TO FISCAL 1997

Net income for fiscal 1997 of $12.7 million represented a $22.2 million increase over the prior year's loss of $9.5 million. Total EBITDA before cumulative effect of an accounting change was $76.9 million for the year ended June 28, 1997 as compared to $48.9 million in the prior year. EBITDA for ongoing business reached $71.0 million as compared to the prior year's $51.0 million. This significant improvement reflected the benefits from numerous initiatives including: (1) a reduction in debt by $97.9 million which included the sales of Finger Lakes Packaging, the canned vegetable business, the Georgia Distribution facility, idle manufacturing facilities, and efforts to improve cash flow through better management of working capital requirements (see NOTES 3 and 5 to the "Notes to Consolidated Financial Statements" of Pro-Fac included elsewhere herein); (2) the implementation of structural changes within the organization, including the consolidation of the operations of Brooks Foods and Southern Frozen Foods into CBF; and (3) the consolidation of support services such as human resources and agricultural services. The reduction in interest expense as a result of the debt reduction initiatives improved net income by $5.5 million and consolidation efforts accounted for approximately $2.0 million of the $6.5 million reduction in selling, administrative, and general expenses.

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

Net sales at the Snack Foods Group increased $3.6 million or 5.7 percent to $67.3 million in fiscal 1997 from $63.7 million in fiscal 1996. Of this increase, $0.9 million was attributable to the acquisition of Matthews Candy Company during the fourth quarter of fiscal 1996. The $2.7 million increase from the existing remaining business was due to the addition of new customers and product line extensions. Management believes the acquisition of Matthews broadened its line of products and, therefore, enhanced its earnings capability. However, due to the competitive nature of the snack food industry, management is unable to assess whether such increases within the Snack Foods Group will continue to be realized.

Gross Profit: Gross profit of $191.7 million in fiscal 1997 increased $15.5 million or 8.8 percent from $176.2 million in fiscal 1996. As a percentage of sales, gross profit increased from 23.8 percent to 26.2 percent. This increase is attributable to improved margins in all of the business units.

The increase in gross profit was benefited by improved/increased pricing at the CBF business unit. As highlighted under "Liquidity and Capital Resources - Short- and Long-Term Trends," the vegetable and fruit portions of Agrilink's business can be positively or negatively impacted by the national crop yields. The status of the national supply situation controls pricing. During fiscal
1997, crop yields of commodities in markets in which Agrilink operates were below that of the prior year and, therefore, pricing levels within the commodities markets in which Agrilink competes were increased. The increase in pricing favorably impacted gross profit by $9.5 million.

Gross profit increased at Nalley by $4.0 million in 1997. This improvement was primarily attributable to operating improvements, resulting from the elimination of start-up costs on the new salad dressing line introduced in 1996, reductions in manufacturing variances, and reductions in promotional expenses.

Increased sales from the Snack Foods Group also improved profitability. The increase in sales within the Snack Foods Group contributed an increase to gross profit of $1.5 million.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $6.5 million as compared with the prior year. As a percentage of sales, selling, administrative, and general expenses decreased from 20.5 percent to 19.9 percent. This decrease is net of the inclusion of expenses (approximately $5.6 million) relating to Agrilink's incentive program. Payments under the incentive programs in fiscal 1997 are attributable to the significantly improved earnings. The net decrease is attributable to a $5.8 million decrease in selling ($1.7 million), advertising ($1.0 million), and trade promotions expenses ($3.1 million) resulting primarily from decreased spending at Nalley's. Reductions in other administrative expenses accounted for $10.5 million and were primarily attributable to benefits from the restructuring initiative that began late in fiscal 1996. These initiatives included the consolidation of the administrative functions at CBF and the sale of Finger Lakes Packaging. In addition, in fiscal 1996, selling, administrative, and general expenses were offset by a $4.4 million income adjustment related to a reduction in the amount of CMV paid to the Cooperative members.

Gain on Sale of Finger Lakes Packaging: On October 9, 1996, Agrilink completed the sale of Finger Lakes Packaging to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. A gain of approximately $3.6 million was recognized on this disposal. Agrilink received proceeds of approximately $30.0 million which were applied to reduce bank debt. The transaction also included a long-term supply agreement.

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

Provision for Taxes: The provision for taxes increased $18.6 million to $5.5 million in fiscal 1997 from a $13.1 million benefit in fiscal 1996. The
Cooperative's effective tax rate in fiscal 1997 was 40.6 percent which was impacted by the net proceeds distributed to members and the non-deductibility of goodwill. The Cooperative's tax benefit in fiscal 1996 was favorably impacted by tax benefits resulting from the prior year's exempt status. A further discussion of tax matters is included at NOTE 6 to the "Notes to the Consolidated Financial Statements" of Pro-Fac included elsewhere herein.

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

Net cash provided by operating activities decreased in fiscal 1998 primarily due to an increase in inventory of approximately $25.7 million. This increase is primarily due to: (1) an increase of $8.0 million in inventory to support additional business regarding the Sam's national club stores as described below;
(2) an increase of $4.0 million of inventory associated with the acquisition of DelAgra; and (3) changes in growing areas/timing of crop intake and early harvesting of crops resulting from the 1998 growing season (approximately $11.0 million).

In addition, during October of 1997, Agrilink became the sole supplier of frozen vegetables for the Sam's national club stores. The executed contract extends for a two-year period and required an $11.0 million prepayment for volume discounts. Due to the time frame required for the incumbent supplier to exit these operations and for the Company to implement full distribution, this contract did not significantly impact fiscal 1998 earnings. However, management anticipates this arrangement will have a favorable impact on fiscal 1999 earnings; although, there can be no assurance it will do so.

An offsetting increase in cash provided by operating activities resulted from the changes in accounts payable and accrued expenses due to the timing of liquidation.

Net cash provided by investing activities decreased significantly in fiscal 1998, primarily due to the sales in fiscal 1997 of Finger Lakes Packaging, a portion of the canned vegetable business, the Georgia distribution center, and several idle facilities. In fiscal 1998 the only significant disposal consisted of the sale of the distribution center in Coloma, Michigan. All proceeds from asset sales were applied to bank debt in accordance with the terms of the outstanding Credit Agreement. In addition, in fiscal 1998, acquisitions accounted for the use of $7.4 million of investing cash flow. These proceeds were utilized to purchase DelAgra Corporation of Bridgeville, Delaware and C&O Distributing Company of Canton, Ohio. The purchase of property, plant, and equipment increased by $0.4 million or 2.9 percent to $14.1 million in fiscal 1998 from $13.7 million in fiscal 1997 and was for general operating purposes.

Financing activities used $3.8 million of cash in fiscal 1998 compared to using $104.2 million in cash for fiscal 1997. Cash used in fiscal 1997 included $97.9 million of debt repayment which resulted from the cash provided by the sale of certain assets during the year.

Borrowings: Under the Company's existing Credit Agreement with the Bank, Agrilink is able to borrow up to $82.0 million for working capital purposes under the Seasonal Facility, subject to a borrowing base limitation, and obtain up to $18.0 million in aggregate face amount of letters of credit pursuant to a Letter of Credit Facility. The borrowing base is defined as the lesser of (i) the available line and (ii) the sum of 60 percent of eligible accounts receivable plus 50 percent of eligible inventory.

The Cooperative believes that the cash flow generated by its operations and the amounts available under the Seasonal Facility should be sufficient to fund its working capital needs and fund its capital expenditures. See further discussion at "New Credit Facility" below.

As of June 27, 1998, (i) cash borrowings outstanding under the Seasonal Facility were zero and (ii) additional availability under the Seasonal Facility, after taking into account the amount of the borrowing base, was $82.0 million. In addition to its seasonal financing, as of June 27, 1998, the Cooperative had $39.1 million available for long-term borrowings under the Term Loan Facility.

The existing Credit Agreement and Indenture requires that Pro-Fac and Agrilink meet certain financial tests and ratios and comply with certain other restrictions and limitations. As of June 27, 1998, Pro-Fac and Agrilink are in compliance with all such covenants, restrictions and limitations.

To complete the Dean Foods acquisition, the Company will incur a significant amount of new borrowings. Management anticipates that the acquisition will be financed through a combination of bank and subordinated debt. Management believes the combined activities of the two businesses will provide adequate cash flow to service debt. See further discussion at "New Credit Facility" below.

Capital Expenditures: The Company anticipates that capital expenditures for fiscal years 1999 and 2000, including capital expenditures relating to DFVC, will be approximately $25.0 million per annum. The Company believes that cash flow from operations and borrowings under bank facilities will be sufficient to meet its liquidity requirements for the foreseeable future.

Short- and Long-Term Trends: Throughout fiscal 1998 and 1997, Agrilink has focused on Agrilink's core businesses and growth opportunities. A complete description of the acquisition and disposal activities completed is outlined at
NOTE 3 to the "Notes to Consolidated Financial Statements" of Pro-Fac included elsewhere herein.

In addition, on July 27, 1998, the Company announced that it had reached a definitive agreement with Dean Foods Company ("Dean") of Franklin Park, Illinois, to acquire Dean's vegetable operations which includes the nationally known Birds Eye brand and Dean's Freshlike and VegAll brands. The Dean Foods Vegetable Company ("DFVC") reported revenues of $620.2 million (on a basis consistent with that reported by Agrilink) and operating earnings of $38.7 million for fiscal 1998. DFVC employs approximately 2,000 full-time employees in 13 plants, located in California, Minnesota, New York, Texas, and Wisconsin. The acquisition is expected to close in September 1998 and will be accounted for as a purchase. (The acquisition was completed on September 23, 1998.)

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

New Credit Facility: In connection with the acquisition of DFVC, the Company has received a commitment from a bank to provide a new credit facility (the "New Credit Facility"), which is expected to consist of a $200.0 million revolving credit facility (the "Revolving Credit Facility") and a $455.0 million term loan facility (the "Term Loan Facility"). Such commitment, however, is subject to a number of conditions, including the execution and delivery of a New Credit Facility agreement satisfactory to the lender.

The Term Loan Facility is expected to be comprised of a term A facility of $100.0 million (the "Term Loan A"), which will have a maturity of five years, a term B facility of $175.0 million (the "Term Loan B"), which will have a maturity of six years, and a term C facility of $180.0 million (the "Term Loan C"), which will have a maturity of seven years. The Revolving Credit Facility will have a maturity of five years.

The New Credit Facility will bear interest, at the Company's option, at the Administrative Agent's alternate base rate or the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for the Revolving Credit Facility and Term Loan A, (y) 2.25 percent for Term Loan B, and (z) 2.50 percent for Term Loan C; and (ii) in the case of LIBOR loans, (x) 2.75 percent for Revolving Credit Facility and Term Loan A, (y) 3.25 percent for Term Loan B, and (z) 3.50 percent for Term Loan C. The Administrative Agent's "alternate base rate" is defined as the greater of (a) the prime commercial rate as announced by the Administrative Agent, or (b) the Federal Funds rate plus 1/2 of 1 percent. In addition, the Company will pay a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by the moderate inflation.

Other Matters:

Restructuring: During the fourth quarter of fiscal 1996, Agrilink initiated a corporate-wide restructuring program. Approximately $4.0 million of the restructuring charge comprised employee termination benefits. There were no noncash write-offs included in the fiscal 1996 restructuring charge. The cost of the strategic consulting activities was liquidated through payment in fiscal

1996. The $4.0 million reserve for employee terminations is being liquidated in accordance with severance agreements reached with such employees. During fiscal 1997, approximately $2.0 million of this reserve was liquidated. During 1998, all remaining material amounts were liquidated.

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

Agrilink has initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

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

Product Recall: In February 1997, Agrilink issued a nationwide recall of all "Tropic Isle" brand fresh frozen coconut produced in Costa Rica because it has the potential to be contaminated with Listeria monocytogenes, an organism which can cause serious and sometimes fatal infections in small children, frail or elderly people, and others with weakened immune systems. The total estimated cost of the product recall was $0.5 million. This amount was recognized as an expense in fiscal 1997. Agrilink received closure of this matter by the FDA on March 11, 1998. Should any material costs associated with this recall develop, it is anticipated that such amounts will be covered under Agrilink's insurance policies.

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

As a result of the acquisition of Agrilink in 1994, the Cooperative's exempt status has ceased.

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

                                                     Vice President Finance and
                                                     Assistant Treasurer
                                                     PRO-FAC COOPERATIVE, INC.



/s/ Stephen R. Wright
    Stephen R. Wright
    Executive Vice President Agriculture
    AGRILINK FOODS, INC.

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

Our audits of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under Item 14 of this Form 10-K/A-1. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996 when read in conjunction with the related consolidated financial statements.




PRICEWATERHOUSECOOPERS LLP


/s/ PricewaterhouseCoopers LLP
    Rochester, New York
    July 31, 1998

                                               FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Statement of Operations and Net Proceeds

(Dollars in Thousands)
                                                                                        Fiscal Years Ended
                                                                               June 27,      June 28,       June 29,
                                                                                 1998          1997           1996
Net sales                                                                     $719,665       $730,823       $739,094
Cost of sales                                                                 (524,082)      (539,081)      (562,926)
                                                                              --------       --------       --------
Gross profit                                                                   195,583        191,742        176,168
Selling, administrative, and general expenses                                 (141,739)      (145,214)      (151,671)
Income from Great Lakes Kraut Company                                            1,893              0              0
Gain on sale of Finger Lakes Packaging                                               0          3,565              0
Restructuring charge                                                                 0              0         (5,871)
Interest income                                                                      0              0            770
                                                                              ---------      --------       --------
Operating income                                                                55,737         50,093         19,396
Interest expense                                                               (30,767)       (36,473)       (41,998)
                                                                              --------       --------       --------
Pretax income/(loss) before dividends and allocation of net proceeds            24,970         13,620        (22,602)
Tax (provision)/benefit                                                         (7,840)        (5,529)        13,071
                                                                              --------       --------       --------
Income/(loss) before cumulative effect of an accounting change, dividends,
   and allocation of net proceeds                                               17,130          8,091         (9,531)
Cumulative effect of an accounting change                                            0          4,606              0
                                                                              --------       --------       --------
Net income/(loss)                                                             $ 17,130       $ 12,697       $ (9,531)
                                                                              ========       ========       ========
Allocation of Net Proceeds:
   Net income/(loss)                                                          $ 17,130       $ 12,697       $ (9,531)
   Dividends on common and preferred stock                                      (6,328)        (5,503)        (8,993)
                                                                              --------       --------       --------
   Net proceeds/(deficit)                                                       10,802          7,194        (18,524)
   Allocation (to)/from earned surplus                                          (4,662)        (3,661)        18,524
                                                                              --------       --------       --------
   Net proceeds available to members                                          $  6,140       $  3,533       $      0
                                                                              ========       ========       ========
Allocation of net proceeds available to members:
   Payable to members currently (25% of qualified proceeds
     available to members in fiscal 1998 and 1997, respectively)              $  1,535       $    883       $      0

   Allocated to members but retained by the Cooperative:
     Qualified retains                                                           4,605          2,650              0
                                                                              --------       --------       --------
     Net proceeds available to members                                        $  6,140       $  3,533       $      0
                                                                              ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)
                                                      ASSETS
                                                                                                    June 27, 1998   June 28, 1997
Current assets:
   Cash and cash equivalents                                                                          $  5,049         $  2,838
   Accounts receivable, trade, less allowances for bad debts of $774 and $970, respectively             55,046           48,661
   Accounts receivable, other                                                                            3,575            2,795
   Current deferred tax assets                                                                           4,849           12,312
   Inventories -
     Finished goods                                                                                    111,153           87,904
     Raw Materials and supplies                                                                         30,433           27,001
                                                                                                      --------         --------
       Total inventories                                                                               141,586          114,905
                                                                                                      --------         --------
   Current investment in Bank                                                                            1,994              946
   Prepaid manufacturing expense                                                                         8,404            8,265
   Prepaid expenses and other current assets                                                            12,989            6,323
                                                                                                      --------         --------
       Total current assets                                                                            233,492          197,045
Investment in Bank                                                                                      22,377           24,321
Investment in Great Lakes Kraut Company                                                                  6,584                0
Property, plant, and equipment, net                                                                    194,615          217,923
Assets held for sale at net realizable value                                                             2,662            3,259
Goodwill and other intangible assets, less accumulated amortization
   of $13,634 and $10,053, respectively                                                                 94,744           96,429
Other assets                                                                                            12,234            7,700
                                                                                                      --------         --------
       Total assets                                                                                   $566,708         $546,677
                                                                                                      ========         ========
                            LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION
Current liabilities:
   Current portion of obligations under capital leases                                                $    256         $    558
   Current portion of long-term debt                                                                     8,071            8,075
   Accounts payable                                                                                     70,158           49,256
   Income taxes payable                                                                                  4,046            5,672
   Accrued interest                                                                                      8,559            8,663
   Accrued employee compensation                                                                         8,598           11,063
   Other accrued expenses                                                                               19,013           21,956
   Dividends payable                                                                                        52               61
   Amounts due members                                                                                  20,636           15,791
                                                                                                      --------         --------
       Total current liabilities                                                                       139,389          121,095
Obligations under capital leases                                                                           503              817
Long-term debt                                                                                          69,937           69,829
Senior subordinated notes                                                                              160,000          160,000
Deferred income tax liabilities                                                                         32,457           39,591
Other non-current liabilities                                                                           23,053           22,682
                                                                                                      --------         --------
       Total liabilities                                                                               425,339          414,014
                                                                                                      --------         --------
Commitments and contingencies
Class B cumulative  redeemable preferred stock,  liquidation  preference $10 per share, authorized 500,000 shares; issued and outstanding 27,043
   and 31,435, respectively                                                                                270              315
Common stock, par value $5, authorized - 5,000,000 shares

                                                                June 27, 1998           June 28, 1997
                                                                -------------           -------------
   Shares issued                                                  1,825,863               1,788,815
   Shares subscribed                                                160,629                  54,557
                                                                  ---------               ---------
       Total subscribed and issued                                1,986,492               1,843,372
   Less subscriptions receivable in installments                   (160,629)                (54,557)
                                                                  ---------               ---------
       Total issued and outstanding                               1,825,863               1,788,815      9,129            8,944
                                                                  =========               =========
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                               29,765           31,920
   Non-qualified allocation to members                                                                   2,660            2,960
   Minimum pension liability adjustment                                                                   (608)               0
   Non-cumulative Preferred Stock, par value $25, authorized - 5,000,000
     shares; issued and outstanding - 45,001 and 53,797, respectively                                    1,125            1,345
   Class A Cumulative Preferred Stock, liquidation preference $25 per share;
     authorized 49,500,000 shares; issued and outstanding 3,503,199
     and 3,215,709, respectively                                                                        87,580           80,393
   Earned surplus                                                                                       11,448            6,786
                                                                                                      --------         --------
       Total shareholders' and members' capitalization                                                 131,970          123,404
                                                                                                      --------         --------
       Total liabilities and capitalization                                                           $566,708         $546,677
                                                                                                      ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)


                                                                                        Fiscal Years Ended
                                                                          June 27, 1998    June 28, 1997      June 29, 1996
Cash Flows from Operating Activities:
   Net income/(loss)                                                       $ 17,130         $  12,697             $(9,531)
   Amount payable to members currently                                       (1,535)             (883)                  0
   Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
     Restructuring and net (gain)/loss from disposals                             0            (3,565)              5,871
     Cumulative effect of an accounting change                                    0            (4,606)                  0
     Amortization of goodwill and other intangibles                           3,581             4,092               3,422
     Amortization of debt issue costs                                           800               800                 800
     Depreciation                                                            18,009            22,680              26,081
     Provision/(benefit) for deferred taxes                                     752             4,557              (8,212)
     Provision for losses on accounts receivable                                  0               445                 528
     Equity in undistributed earnings of the Bank                              (715)           (1,143)             (1,532)
     Change in assets and liabilities:
       Accounts receivable                                                   (6,762)           (3,983)             13,482
       Inventories                                                          (25,654)           (1,636)             33,347
       Income taxes payable                                                  (1,626)            2,272              12,395
       Accounts payable and accrued expenses                                 15,613              (922)            (15,027)
       Amounts due to members                                                 4,845             7,033              (5,935)
       Other assets and liabilities                                         (11,360)              530              (1,385)
                                                                           ---------        ---------            -------
Net cash provided by operating activities                                    13,078            38,368             54,304
                                                                           ---------        ---------            -------
Cash Flows from Investing Activities:
   Purchase of property, plant, and equipment                               (14,056)          (13,691)           (19,453)
   Proceeds from disposals                                                   12,794            68,716              4,408
   Proceeds from sales of idle facilities                                         0             4,465                597
   Proceeds from Investment in Bank                                           1,611               315                  0
   Cash paid for acquisition                                                 (7,423)                0             (5,785)
                                                                           --------         ---------            -------
Net cash (used in)/provided by investing activities                          (7,074)           59,805            (20,233)
                                                                           --------         ---------            -------
Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt                                  11,180                 0              5,400
   Payments on long-term debt                                                (8,076)          (97,854)           (25,056)
   Payments on capital leases                                                  (616)             (503)              (825)
   Issuance of stock, net of repurchases                                        140              (260)               124
   Cash paid in lieu of fractional shares                                        (9)                0                 (6)
   Cash portion of non-qualified conversion                                     (84)              (88)              (122)
   Cash dividends paid                                                       (6,328)           (5,503)            (8,865)
                                                                           ---------        ---------            -------
Net cash used in financing activities                                        (3,793)         (104,208)           (29,350)
                                                                           ---------        ---------            -------
Net change in cash and cash equivalents                                       2,211            (6,035)             4,721
Cash and cash equivalents at beginning of period                              2,838             8,873              4,152
                                                                           --------         ---------            -------
Cash and cash equivalents at end of period                                 $  5,049         $   2,838            $ 8,873
                                                                           ========         =========            =======

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest (net of amount capitalized)                                  $ 30,319         $  36,907            $41,508
                                                                           ========         =========            =======
     Income taxes, net                                                     $  8,714         $  (1,300)           $(9,206)
                                                                           ========         =========            =======
     Acquisition of DelAgra
       Accounts receivable                                                 $    403         $       0            $     0
       Inventories                                                            3,212                 0                  0
       Prepaid expenses and other current assets                                 81                 0                  0
       Property, plant, and equipment                                         1,842                 0                  0
       Goodwill                                                               1,508                 0                  0
       Other accrued expenses                                                  (433)                0                  0
                                                                           --------         ---------            -------
                                                                           $  6,613         $       0            $     0
                                                                           ========         =========            =======

     Acquisition of C&O Distributing Company:
       Property, plant, and equipment                                      $     54         $       0            $     0
       Goodwill                                                                 756                 0                  0
                                                                           --------         ---------            -------
                                                                           $    810         $       0            $     0
                                                                           ========         =========            =======
     Investment in Great Lakes Kraut Company
       Inventories                                                         $  2,175         $       0            $     0
       Prepaid expenses and other current assets                                409                 0                  0
       Property, plant, and equipment                                         6,966                 0                  0
       Other accrued expenses                                                   (62)                0                  0
                                                                           --------         ---------            -------
                                                                           $  9,488         $       0            $     0
                                                                           ========         =========            =======

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Statement of Cash Flows (Continued)

(Dollars in Thousands)


                                                                                          Fiscal Years Ended
                                                                          Fiscal 1998        Fiscal 1997       Fiscal 1996

     Acquisition of Packer Foods and Matthews Candy Co.:
       Accounts receivable                                                 $      0           $     0            $ 1,282
       Inventories                                                                0                 0              3,902
       Prepaid expenses and other current assets                                  0                 0                270
       Property, plant and equipment                                              0                 0              6,044
       Goodwill                                                                   0                 0                493
       Deferred tax asset                                                         0                 0                264
       Accounts payable                                                           0                 0             (4,954)
       Other accrued expenses                                                     0                 0               (418)
       Other non-current liabilities                                              0                 0             (1,098)
                                                                           --------           -------            -------
                                                                           $      0           $     0            $ 5,785
                                                                           ========           =======            =======

Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Conversion of retains to preferred stock                              $  6,967           $ 3,275            $ 2,379
                                                                           ========           =======            =======
     Net proceeds allocated to members but retained by the Cooperative     $  4,605           $ 2,650            $     0
                                                                           ========           =======            =======
     Capital lease obligations incurred                                    $      0           $   206            $   113
                                                                           ========           =======            =======
     Notes from Nalley Canada Ltd. forgiven in acquisition                 $      0           $ 4,986            $     0
                                                                           ========           =======            =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Statement of Changes in Shareholders' and Members' Capitalization and Redeemable Stock
(Dollars in Thousands)

                                                                                       Fiscal Years Ended
                                                                                June 27,          June 28,         June 29,
                                                                                  1998              1997             1996
Retained earnings allocated to members:
Qualified retains:
   Balance at beginning of period                                             $  31,920          $ 32,318         $ 34,250
   Net proceeds allocated to members                                              4,605             2,650                0
   Converted to preferred stock                                                  (6,751)           (3,048)          (1,926)
   Cash paid in lieu of fractional shares                                            (9)                0               (6)
                                                                              ---------          --------         --------
   Balance at end of period                                                      29,765            31,920           32,318
                                                                              ---------          --------         --------

Non-qualified retains:
   Balance at beginning of period                                                 2,960             3,275            3,851
   Distribution of 1992, 1991, and 1990 non-qualified retains -
     Cash paid                                                                      (84)              (88)            (122)
     Converted to preferred stock                                                  (216)             (227)            (454)
                                                                              ---------          --------         --------
   Balance at end of period                                                       2,660             2,960            3,275
                                                                              ---------          --------         --------
Total retains allocated to members at end of period                              32,425            34,880           35,593
                                                                              ---------          --------         --------

Non-cumulative preferred stock:
   Balance at beginning of period                                                 1,345             2,645           76,083
   Conversion to cumulative preferred stock                                        (220)           (1,300)         (73,438)
                                                                              ---------          --------         --------
   Balance at end of period                                                       1,125             1,345            2,645
                                                                              ---------          --------         --------

Cumulative preferred stock:
   Balance at beginning of period                                                80,393            75,818                0
   Converted from non-cumulative preferred stock                                    220             1,300           73,438
   Converted from non-qualified retains                                             216               227              454
   Converted from qualified retains                                               6,751             3,048            1,926
                                                                               --------          --------         --------
   Balance at end of period                                                      87,580            80,393           75,818
                                                                               --------          --------         --------

Earned surplus (unallocated and apportioned):
   Balance at beginning of period                                                 6,786             3,125           21,649
   Allocation to/(from) earned surplus                                            4,662             3,661          (18,524)
   Minimum pension liability adjustment                                            (608)                0                0
                                                                               --------          --------         --------
   Balance at end of period                                                      10,840             6,786            3,125
                                                                               --------          --------         --------
Total shareholders' and members' capitalization                                $131,970          $123,404         $117,181
                                                                               ========          ========         ========

Redeemable stock:
Class B cumulative preferred stock:
   Balance at beginning of period                                              $    315          $    334         $      0
   Issued/(repurchased), net                                                        (45)              (19)             334
                                                                               --------          --------         --------
   Balance at end of period                                                    $    270          $    315         $    334
                                                                               ========          ========         ========

Common stock:
   Balance at beginning of period                                              $  8,944          $  9,185         $  9,395
   (Repurchased)/issued, net                                                        185              (241)            (210)
                                                                               --------          --------         ---------
   Balance at end of period                                                    $  9,129          $  8,944         $  9,185
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

     Long-Term Investments: The carrying value of the investment in CoBank was $24.4 million at June 27, 1998. As there is no market price for this investment, a reasonable estimate of fair value is not possible.

     Long-Term Debt: The fair value of the long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

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
                                           ======

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $12,250,000, $11,204,000, and $10,927,000 for fiscal years 1998, 1997, and 1996, respectively.

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

NOTE 6. TAXES ON INCOME

Taxes on income before cumulative effect of an accounting change include the following:

(Dollars in Thousands)

                       Fiscal       Fiscal        Fiscal
                        1998         1997          1996
Federal -
  Current              $6,214      $  658       $ (4,884)
  Deferred              1,201       4,409         (7,349)
                       ------      ------       --------
                        7,415       5,067        (12,233)
State and foreign -
  Current                 874         314             25
  Deferred               (449)        148           (863)
                       ------      ------       --------
                          425         462           (838)
                       ------      ------       --------
                       $7,840      $5,529       $(13,071)
                       ======      ======       ========

A reconciliation of the consolidated effective tax rate to the amount computed by applying the federal income tax rate to income before taxes and cumulative effect of an accounting change, is as follows:

(Dollars in Thousands)

                                                          June 27,     June 28,     June 29,
                                                            1998         1997         1996

Income tax provision/(benefit) at 35% in 1998,
  34% in 1997 and 1996                                     $8,740      $4,631      $ (7,697)
State income taxes, net of federal income tax effect          571         484          (834)
Allocation to members                                      (2,149)       (230)            0
Goodwill amortization                                         961       1,041           784
Dividend received deduction                                  (305)       (472)         (521)
Other (net)                                                    22          75           (95)
                                                           ------      ------      --------
Subtotal                                                    7,840       5,529        (8,363)
Tax benefits resulting from prior years' exempt status          0           0        (4,708)
                                                           ------      ------      --------
  Total                                                    $7,840      $5,529      $(13,071)
                                                           ======      ======      =========

Effective Tax Rate                                           31.4%       40.6%        (57.7)%
                                                           ======      ======      ========

The consolidated deferred tax (liabilities)/assets consist of the following at June 27, 1998 and June 28, 1997:

                                               Fiscal           Fiscal
                                                1998              1997


Liabilities:
  Depreciation                               $(44,611)        $(49,357)
  Non-compete agreements                         (333)            (462)
  Other receivables                                (4)            (538)
  Prepaid manufacturing                        (3,270)          (3,215)
  Accounts receivable                            (197)               0
  Other                                             0             (215)
                                             --------         --------
                                              (48,415)         (53,787)
Assets:
  Non-qualified retains                           904            1,006
  Inventory                                     2,089            2,322
  Accounts receivable                               0              377
  Capital and operating loss carryforwards      6,573           10,159
  Accrued employee benefits                     3,594            3,431
  Insurance accruals                            1,987            2,058
  Pension/OPEB accruals                         6,928            7,128
  Restructuring reserves                          321            1,332
  Promotional Reserves                          1,648            1,592
  Other                                         2,313            3,315
                                             --------         --------
                                               26,357           32,720
                                             --------         --------
  Net deferred liabilities                    (22,058)         (21,067)
  Valuation allowance                          (5,550)          (6,212)
                                             --------         --------
                                             $(27,608)        $(27,279)
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

As a result of the acquisition of Agrilink Foods, the Cooperative's tax exempt status has ceased.

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

Pension cost for fiscal years ended 1998, 1997, and 1996 includes the following components:

(Dollars in Thousands)

                                                                                   Pension Benefits
                                                                     Fiscal 1998      Fiscal 1997       Fiscal 1996

Change in benefit obligation:
   Benefit obligation at beginning of period                          $ 86,775          $ 87,674          $ 80,752
   Service cost                                                          2,796             2,915             3,162
   Interest cost                                                         6,776             6,637             6,703
   Plan participants' contributions                                        168               279               213
   Amendments                                                               74                 0              (265)
   Actuarial loss/(gain)                                                14,193            (2,171)            2,786
   Benefits paid                                                        (8,295)           (8,559)           (5,677)
                                                                      --------          --------          --------
     Benefit obligation at end of period                               102,487            86,775            87,674
                                                                      --------          --------          --------
Change in plan assets:
   Fair value of assets at beginning of period                          88,979            89,716            74,897
   Actual return on Plan assets                                         25,129             4,884            19,430
   Employer contribution                                                   257             2,659               853
   Plan participants' contributions                                        168               279               213
   Benefits paid                                                        (8,295)           (8,559)           (5,677)
                                                                      --------          --------          --------
     Fair value of assets at end of period                             106,238            88,979            89,716
                                                                      --------          --------          --------
Plan funded status:                                                      3,751             2,204             2,042
   Unrecognized prior service cost                                        (147)             (243)             (265)
   Unrecognized net transition asset or obligation                           0                 0                 0
   Unrecognized actuarial gain                                         (17,057)          (15,421)          (18,115)
   Union plans                                                            (106)             (122)             (293)
                                                                      --------          --------         ---------
   (Accrued benefit)/liability prior to additional minimum liability   (13,559)           (13,582)          (16,631)
Amounts recognized in the statement of financial position consist of:
   Prepaid benefit cost (accrued benefit liability)                    (14,167)          (13,997)          (16,835)
   Accumulated other comprehensive income                                  608               415               204
                                                                      --------          --------         ---------
     Net amount recognized                                            $(13,559)         $(13,582)        $ (16,631)
                                                                      ========          ========         =========

Weighted-average assumptions:
   Discount rate                                                           7.0%              8.0%             7.75%
   Expected return on plan assets                                         10.0%             10.0%             10.0%
   Rate of compensation increase                                           4.5%              4.5%              4.5%

                                                                                  Pension Benefits
                                                                    Fiscal 1998      Fiscal 1997        Fiscal 1996
Components of net periodic benefit cost:
   Service cost                                                       $ 2,796           $  2,915         $   3,162
   Interest cost                                                        6,776              6,637             6,703
   Expected return on plan assets                                      (8,708)            (8,947)           (7,307)
   Amortization of prior service cost                                     (22)               (22)                0
   Amortization of (gain)/loss                                           (593)              (802)              (64)
   Union costs                                                             88                 70               205
                                                                     --------            -------          --------
   Net periodic benefit cost                                         $    337            $  (149)         $  2,699
                                                                     ========            =======          ========

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the two non-qualified retirement plans with accumulated benefit obligations in excess of plan assets were:

                                     Supplemental Executive Retirement Plan            Excess Benefit Retirement Plan
                                    Fiscal 1998    Fiscal 1997    Fiscal 1996     Fiscal 1998    Fiscal 199    Fiscal 1996

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

The plan's funded status was as follows:

(Dollars in Thousands)

                                                                                        Other Benefits
                                                                          Fiscal 1998      Fiscal 1997       Fiscal 1996

Change in benefit obligation:
   Benefit obligation at beginning of period                                $ 2,604          $ 2,695           $ 2,743
   Service cost                                                                   6                8                23
   Interest cost                                                                198              199               222
   Actuarial loss/(gain)                                                        322               49              (168)
   Benefits paid                                                               (372)            (347)             (125)
                                                                            -------          -------           -------
     Benefit obligation at end of period                                      2,758            2,604             2,695
                                                                            -------          -------           -------
Change in plan assets:
   Fair value of assets at beginning of period                                    0                0                 0
   Employer contribution                                                        372              347               125
   Benefits paid                                                               (372)            (347)             (125)
                                                                            -------          -------           -------
     Fair value of assets at end of period                                        0                0                 0
                                                                            -------          -------           -------
Plan funded status:                                                          (2,758)          (2,604)           (2,695)
   Unrecognized actuarial gain                                                  (46)            (378)             (443)
                                                                            -------          -------           --------
     Accrued benefit liability prior to additional minimum liability         (2,804)          (2,982)           (3,138)
Amounts recognized in the statement of financial position consist of:
   Accrued benefit liability                                                 (2,804)          (2,982)           (3,138)
                                                                            -------          -------           -------
     Net amount recognized                                                  $(2,804)         $(2,982)          $(3,138)
                                                                            =======          =======           =======

Weighted-average assumptions:
   Discount rate                                                                7.0%             8.0%             7.75%
   Expected return on plan assets                                               N/A              N/A               N/A
   Rate of compensation increase                                                N/A              N/A               N/A

                                                                                         Other Benefits
                                                                          Fiscal 1998      Fiscal 1997       Fiscal 1996
Components of net periodic benefit cost:
   Service cost                                                             $     6          $     8           $    23
   Interest cost                                                                198              199               222
   Amortization of (gain)/loss                                                  (10)             (15)                0
                                                                            -------          -------           -------
   Net periodic benefit cost                                                $   194          $   192           $   245
                                                                            =======          =======           =======

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

NOTE 9. SUBSEQUENT EVENTS AND OTHER MATTERS

Dean Foods Vegetable Company: On July 27, 1998, the Company announced that it had reached a definitive agreement with Dean Foods Company ("Dean") of Franklin Park, Illinois, to acquire Dean's vegetable operations which include the nationally known Birds Eye brand and Dean's Freshlike and VegAll brands. The Dean Foods Vegetable Company ("DFVC") reported net sales of $620.2 million (on a basis consistent with that reported by Agrilink) and operating earnings of $38.73. million. DFVC employs approximately 2,000 full-time employees in 13 plants, located in California, Minnesota, New York, Texas, and Wisconsin. The acquisition closed in September 1998 and will be accounted for as a purchase.

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

In the opinion of management, all adjustments necessary for a fair presentation of the unaudited quarterly data have been made.

(Dollars in Thousands Except Per Share)

                                                                          Quarters
Fiscal 1998                                      1                 2                3                4          Total Year

Net sales                                    $176,397          $202,672         $163,150          $177,446       $719,665
Gross profit                                 $ 45,649          $ 62,580         $ 44,912          $ 42,442       $195,583
Income before taxes                          $  5,121          $ 14,107         $  3,465          $  2,277       $ 24,970
Net income                                   $  3,299          $ 10,426         $  2,174          $  1,231       $ 17,130
Cash dividends declared per share on
   Class A Cumulative Preferred Stock $      $    .43          $    .43         $    .43          $    .43       $   1.72
Market price per share on Class A
   Cumulative Preferred Stock (Nasdaq)
     High                                    $ 19.000          $ 20.000         $ 21.000          $ 20.000       $ 21.000
     Low                                     $ 17.625          $ 17.250         $ 18.375          $ 19.000       $ 17.250

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

(1) Management Director.

(2) Pro-Fac Director.

(3) Disinterested Director.

Dennis M.  Mullen  has been the  President  and Chief  Executive  Officer  since
January 1997 and a Director of the Company since May 1996. He was Chief Operating Officer from May 1996 to January 1997 and Executive Vice President since January 1996. He had been President and Chief Executive Officer of CBF from March 1993 to May 1996. He was Senior Vice President and Business Unit Manager Food service of CBF from 1991 to 1993, and Senior Vice President-Custom Pack Sales for Nalley from 1990 to 1991. Prior to employment with the Company, he was President and Chief Executive Officer of Globe Products Company.

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

Executive Compensation
Summary Compensation Table


                                                                                                                          RSIP/
                                                                                                                        Matching
                                                                                                                      Contributions
                                                                                          Annual                        Deferred
                                                                                      Compensation1                      Profit
Name and Principal Position                                        Year          Salary            Bonus2                Sharing

Dennis M. Mullen -                                                 1998         $432,256          $216,000             $  7,783
   President and Chief Executive Officer and Director              1997         $349,181          $210,000             $  8,013
                                                                   1996         $216,107          $      0             $  1,465

William D. Rice -                                                  1998         $273,342          $100,000             $  5,019
   Senior Vice President Strategic Development and Secretary       1997         $259,422          $107,000             $  5,990
                                                                   1996         $249,642          $      0             $  1,656

Earl L. Powers                                                     1998         $239,327          $140,000             $  7,106
   Vice President Finance and Chief Financial Officer              1997         $187,179          $107,000             $  4,492
                                                                   1996         $157,990          $      0             $  1,642

Stephen R. Wright                                                  1998         $200,154          $100,000             $  5,446
   Executive Vice President Agriculture                            1997         $180,043          $ 80,000             $  4,321
                                                                   1996         $156,789          $      0             $  1,627

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

   Final                     Years of Plan Participation
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

                                                                                 Amount and Nature of
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

(m)  Record ownership by N.J. Fox & Sons, Inc.

(n)  Record ownership by K. Fox

(o)  Record ownership by M-B Farms, Inc.

(p)  Record ownership by A.W. Overhiser Orchards

(q)  Record ownership by Roe Acres, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance: Stephen R. Wright filed a late Form 4 reporting a single transaction. The January 1998 Form 4 report for Mr. Wright was later amended to include information regarding a single transaction. The March 1998 Form 4 report for Darell Sarff was filed on time, but was later amended to include information regarding a single transaction. The January 1997 Form 4 report for Paul E. Roe was filed on time but was later amended to include information regarding two transactions. Kenneth M. Dahlstedt filed a late Form 3.

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

                                                                       GROSS PURCHASES
                                            RELATIONSHIP                IN FISCAL 1998
            NAME                             TO PRO-FAC             (Dollars in Thousands)

Dale E. Burmeister....................   Director                           $  311
Robert V. Call, Jr....................   Director                           $3,605
Glen Lee Chase........................   Director                           $  181
Tom R. Croner.........................   Director and Secretary             $  159
Kenneth M. Dahlstedt(1)...............   Director                           $  236
Robert DeBadts........................   Director                           $  396
Albert P. Fazio(2)....................   Director and Vice President        $   93
Bruce R. Fox..........................   Director and President             $1,010
Steven D. Koinzan.....................   Director and Treasurer             $  505
Kenneth A. Mattingly..................   Director                           $1,153
Allan W. Overhiser....................   Director                           $   71
Paul E. Roe...........................   Director                           $  928
Darell Sarff..........................   Director                           $  196

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

         (2) The following additional financial data are set forth herein:


                 SCHEDULE II: Valuation and Qualifying Accounts

                                                                                     SCHEDULE II
Pro-Fac Cooperative, Inc.
Valuation and Qualifying Accounts

                                                   Fiscal 1998      Fiscal 1997      Fiscal 1996
                                                 --------------    -------------     -----------
Allowance for doubtful accounts
  Balance at beginning of period                 $    970,000      $    836,000      $   673,000
  Additions charged to expense                         17,000           446,000          537,000
  Deductions                                         (213,000)         (312,000)        (374,000)
                                                 ------------      ------------      -----------
  Balance at end of period                       $    774,000      $    970,000      $   836,000
                                                 ============      ============      ===========

Inventory reserve*
  Balance at beginning of period                 $    362,000      $    485,000      $   144,000
  Net change                                           29,000          (123,000)         341,000
                                                 ------------      -------------     -----------
  Balance at end of period                       $    391,000      $    362,000      $   485,000
                                                 ============      =============     ===========

Tax valuation allowance**
  Balance at beginning of period                 $  6,212,000      $ 17,983,000      $ 7,366,000
  Net change                                         (662,000)      (11,771,000)      10,617,000
                                                 ------------      ------------      -----------
  Balance at end of period                       $  5,550,000      $  6,212,000      $17,983,000
                                                 ============      ============      ===========

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

     (c) EXHIBITS:
                Exhibit
                Number                          Description

                 3.3(7)      Certificate of Incorporation of Agrilink.

                 3.4(3)      Bylaws of Agrilink.

                 3.5(7) Certificate of Amendment of the Certificate of Incorporation

                10.1(2) Indenture, dated as of November 3, 1994 (the "Indenture"), among PFAC, Pro-Fac and IBJ Schroder Bank & Trust Company ("IBJ"), as Trustee, as amended by First Supplemental Indenture, dated as of November 3, 1994, each with respect to Agrilink 12.25 percent Senior Subordinated Notes due 2005 (the "Notes").

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

                10.17(4)     Modifications  E  -  F  of  Term  Loan,  Term  Loan
                             Facility,   and  Seasonal  Loan  Agreement  Between
                             Agrilink and the Bank.

                10.18(4)     Equity Value Plan Adopted on June 24, 1996.

                10.19(4) Seasonal Loan Agreement Between Pro-Fac and the Bank Dated June 28, 1996.

                10.20(6)     Modifications  G  -  K  of  Term  Loan,  Term  Loan
                             Facility,   and  Seasonal  Loan  Agreement  Between
                             Agrilink and Bank.

                Exhibit
                Number                    Description

                10.21(6) OnSite Services Agreement with Systems & Computer Technology.

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



                                            PRO-FAC COOPERATIVE, INC.




Date:    September 29, 1998        BY:/s/       Stephen R. Wright
         ------------------           ------------------------------------
                                                STEPHEN R. WRIGHT
                                                 GENERAL MANAGER



Date:    September 29, 1998        BY:/s/       Earl L. Powers
         ------------------           ----------------------------------
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

                   SIGNATURE                 TITLE                                     DATE
*/s/   Bruce R. Fox                        President and Director

*/s/   Steven D. Koinzan                   Treasurer and Director

*/s/   Tom R. Croner                       Secretary and Director

*/s/   Dale W. Burmeister                  Director

*/s/   Robert V. Call, Jr.                 Director

*/s/   Glen Lee Chase                      Director

*/s/   Kenneth M. Dahlstedt                Director

*/s/   Robert DeBadts                      Director

*/s/   Kennethy A. Mattingly               Director

*/s/   Allan W. Overhiser                  Director

*/s/   Paul E. Roe                         Director

*/s/   Darell Sarff                        Director

*/s/   Stephen R. Wright                   Assistant Treasurer and
                                           General Manager
                                           (Principal Executive Officer)

/s/    Earl L. Powers                      Vice President Finance and             August 19, 1998
                                           Assistant Treasurer
                                           (Principal Financial Officer and
                                            Principal Accounting Officer)




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


NO ANNUAL REPORT OR PROXY MATERIAL HAS BEEN SENT TO REGISTRANT'S SHAREHOLDER AND NONE IS INTENDED TO BE SENT.



Date:   September 29, 1998          *By:  /s/Earl L. Powers
                                             Earl L. Powers, as
                                             Attorney in Fact
