Form 10-Q
period 1998-12-26
PRO FAC COOPERATIVE INC
filed 1999-02-09
CIK 202932

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------
                                    Form 10-Q
                                 --------------

          Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

       (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 26, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from          to

                               File Number 0-20539

                            PRO-FAC COOPERATIVE, INC.
             (Exact Name of Registrant as Specified in its Charter)


            New York                                        16-0845824
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                       Identification Number)

          90 Linden Oaks, PO Box 20670, Rochester, NY       14602-0670
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

                                YES X      NO
                                   ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 30, 1999.

                            Common Stock - 1,863,431


                               Page 1 of 21 Pages

================================================================================

                          PART I. FINANCIAL INFORMATION



ITEM I.       FINANCIAL STATEMENTS



Pro-Fac Cooperative, Inc.
Consolidated Statement of Operations and Net Proceeds
(Unaudited)

(Dollars in Thousands)

                                                                       Three Months Ended                   Six Months Ended
                                                                 ------------------------------     -----------------------------
                                                                 December 26,      December 27,     December 26,      December 27,
                                                                    1998              1997              1998              1997
                                                                 ------------      ------------     ------------      ------------

Net sales                                                        $   376,703       $   202,672      $   559,282       $   379,069
Cost of sales                                                       (254,563)         (140,092)        (390,445)         (270,840)
                                                                 ------------      -----------      -----------       -----------
Gross profit                                                         122,140            62,580          168,837           108,229
Selling, administrative, and general expense                         (92,118)          (41,462)        (127,001)          (74,220)
Gain on sale of aseptic operations                                         0                 0           64,202                 0
Income from Great Lakes Kraut Company                                  1,053               960            1,689               960
                                                                 -----------       -----------      -----------       -----------
Operating income                                                      31,075            22,078          107,727            34,969
Interest expense                                                     (18,613)           (7,971)         (26,949)          (15,741)
Amortization of debt issue costs associated with the
   Bridge Facility                                                    (5,500)                0           (5,500)                0
                                                                 -----------       -----------      -----------       -----------
Income before taxes, dividends, allocation of net proceeds, and
   extraordinary item                                                  6,962            14,107           75,278            19,228
Tax provision                                                         (1,893)           (3,681)         (26,900)           (5,503)
                                                                 -----------       -----------      -----------       -----------
Income before dividends, allocation of net proceeds, and
   extraordinary item                                                  5,069            10,426           48,378            13,725
Extraordinary item relating to the early extinguishment of debt
   (net of income taxes)                                                   0                 0          (18,024)                0
                                                                 -----------       -----------      -----------       -----------
Net income                                                       $     5,069       $    10,426      $    30,354       $    13,725
                                                                 ===========       ===========      ===========       ===========

Allocation of net proceeds:
   Net income                                                    $     5,069       $    10,426      $    30,354       $    13,725
   Dividends on common and preferred stock                            (1,524)           (1,403)          (3,502)           (3,253)
                                                                 -----------       -----------      -----------       -----------
   Net proceeds                                                        3,545             9,023           26,852            10,472
   Allocation to earned surplus                                       (1,083)           (3,373)         (22,385)           (4,161)
                                                                 -----------       -----------      -----------       -----------
   Net proceeds available to members                             $     2,462       $     5,650      $     4,467       $     6,311
                                                                 ===========       ===========      ===========       ===========

Net proceeds available to members:
   Estimated cash payment                                        $       616       $     1,413      $     1,117       $     1,578
   Qualified retains                                                   1,846             4,237            3,350             4,733
                                                                 -----------       -----------      -----------       -----------
   Net proceeds available to members                             $     2,462       $     5,650      $     4,467       $     6,311
                                                                 ===========       ===========      ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)

                                                                                      December 26,       June 27,    December 27,
                                                                                          1998             1998         1997
                                                                                      ------------       --------   --------------
                                                                ASSETS

Current assets:
   Cash and cash equivalents                                                          $   18,434         $  5,049        $  6,678
   Accounts receivable trade, net'                                                       103,991           55,046          59,209
   Accounts receivable, other                                                             19,732            3,575           2,637
   Current deferred tax assets                                                            13,336            4,849          12,312
   Inventories -
      Finished goods                                                                     323,984          111,153         138,318
      Raw materials and supplies                                                          49,678           30,433          30,277
                                                                                       ---------         --------        --------
         Total inventories                                                               373,662          141,586         168,595
                                                                                       ---------         --------        --------
   Current investment in CoBank                                                              665            1,994             316
   Prepaid manufacturing expense                                                             292            8,404             283
   Prepaid expenses and other current assets                                              19,122           12,989          12,519
                                                                                       ---------         --------        --------
         Total current assets                                                            549,234          233,492         262,549
Investment in CoBank                                                                      22,377           22,377          24,320
Investment in Great Lakes Kraut Company                                                    8,274            6,584           7,545
Property, plant and equipment, net                                                       312,344          194,615         208,102
Assets held for sale at net realizable value                                                 920            2,662           3,453
Goodwill and other intangible assets, net                                                346,267           94,744          94,551
Other assets                                                                              23,659           12,234          13,928
                                                                                      ----------         --------        --------
         Total assets                                                                 $1,263,075         $566,708        $614,448
                                                                                      ==========         ========        ========

                                       LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION
Current liabilities:
   Notes payable                                                                       $  85,000         $      0        $ 58,700
   Current portion of obligations under capital leases                                       256              256             558
   Current portion of long-term debt                                                       5,100            8,071           8,071
   Accounts payable                                                                      102,508           70,158          42,589
   Income taxes payable                                                                    8,911            4,046           7,287
   Accrued interest                                                                        4,074            8,559           8,717
   Accrued employee compensation                                                          12,703            8,598           9,265
   Other accrued expenses                                                                 90,479           19,013          26,269
   Dividends payable                                                                          17               52              20
   Amount due members                                                                     31,550           20,636          22,345
                                                                                       ---------         --------        --------
         Total current liabilities                                                       340,598          139,389         183,821
Obligations under capital leases                                                             503              503             817
Long-term debt                                                                           457,200           69,937          66,188
Senior subordinated notes                                                                200,015          160,000         160,000
Subordinated promissory note                                                              30,407                0               0
Deferred income tax liabilities                                                           34,644           32,457          39,591
Other non-current liabilities                                                             32,443           23,053          22,661
                                                                                       ---------         --------        --------
         Total liabilities                                                             1,095,810          425,339         473,078
                                                                                       ---------         --------        --------
Commitments and contingencies
Class B cumulative redeemable preferred stock; liquidation preference $10 per share, authorized - 500,000 shares; issued
     and outstanding 28,634, 27,043, and 33,053 shares, respectively                         286              270             331
Common stock, par value $5, authorized - 5,000,000 shares


                                              December 26,   June 27,    December 27,
                                                  1998         1998         1997
                                              ------------  ---------    ------------
Shares issued                                  1,853,481    1,825,863      1,749,647
Shares subscribed                                858,955      160,629         44,741
                                               ---------    ---------     ----------
         Total subscribed and issued           2,712,436    1,986,492      1,794,388
Less subscriptions receivable in installments   (858,955)    (160,629)       (44,741)
                                               ---------    ---------     ----------
         Total issued and outstanding          1,853,481    1,825,863      1,749,647       9,267            9,129           8,748
                                               =========    =========     ==========

Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                 33,122           29,765          36,646
   Non-qualified allocation to members                                                     2,660            2,660           2,960
   Accumulated other comprehensive income:
     Minimum pension liability adjustment                                                   (608)            (608)              0
   Non-cumulative preferred stock, par value $25; authorized -
     5,000,000 shares; issued and outstanding - 45,001,
       45,001, and 53,797, respectively                                                    1,125            1,125           1,345
   Class A cumulative preferred stock, liquidation preference
     $25 per share; authorized - 49,500,000 shares; issued and
       outstanding 3,503,199, 3,503,199, and 3,215,709 shares,
         respectively                                                                     87,580           87,580          80,393
   Earned surplus                                                                         33,833           11,448          10,947
                                                                                      ----------         --------        --------
            Total shareholders' and members' capitalization                              157,712          131,970         132,291
                                                                                      ----------         --------        --------
            Total liabilities and capitalization                                      $1,263,075         $566,708        $614,448
                                                                                      ==========         ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows




                                                                                                     Six Months Ended
                                                                                             ------------------------------------
(Dollars in Thousands)                                                                       December 26,           December 27,
                                                                                                 1998                   1997
                                                                                             -------------         ---------------
Cash flows from operating activities:
   Net income                                                                                 $    30,354            $    13,725
   Amounts payable to members                                                                      (1,117)                (1,578)
   Adjustments to reconcile net income to net cash used in operating activities:
     Gain on the sale of the aseptic operations                                                   (64,202)                     0
     Extraordinary item relating to the early extinguishment of debt                               18,024                      0
     Loss on disposal of assets                                                                       353                      0
     Amortization of goodwill and other intangibles                                                 5,136                  1,956
     Amortization of debt issue costs (including fees associated with the Bridge Facility)          6,277                    400
     Depreciation                                                                                  13,484                  9,102
     Equity in undistributed earnings of Great Lakes Kraut Company                                 (1,689)                  (960)
     Change in assets and liabilities:
       Accounts receivable                                                                        (40,481)               (10,390)
       Inventories                                                                                (51,538)               (55,865)
       Accounts payable and other accrued expenses                                                (19,504)                 3,905
       Amounts due to members                                                                      10,914                  6,554
       Income taxes payable                                                                        15,328                  1,615
       Other assets and liabilities                                                                  (693)               (13,456)
                                                                                              -----------            -----------
Net cash used in operating activities                                                             (79,354)               (44,992)
                                                                                              -----------            -----------

Cash flows from investing activities:
   Purchase of property, plant and equipment                                                       (8,561)                (6,803)
   Proceeds from disposals                                                                         84,427                    362
   Proceeds from investment in CoBank                                                               1,329                    631
   Cash paid for acquisitions                                                                    (445,918)                     0
                                                                                              -----------            -----------
Net cash used in investing activities                                                            (368,723)                (5,810)
                                                                                              -----------            -----------

Cash flows from financing activities:
   Proceeds from issuance of short-term debt                                                      177,000                 58,700
   Payments on short-term debt                                                                    (92,000)                     0
   Proceeds from issuance of long-term debt                                                       677,507                  1,700
   Proceeds from Great Lakes Kraut Company                                                              0                  3,000
   Payments on long-term debt                                                                    (278,873)                (5,345)
   Cash paid for debt issuance costs                                                              (18,824)                     0
   Issuances/(repurchases) of common stock                                                            154                   (180)
   Cash dividends paid                                                                             (3,502)                (3,233)
                                                                                              -----------            -----------
Net cash provided by financing activities                                                         461,462                 54,642
                                                                                              -----------            -----------
Net change in cash and cash equivalents                                                            13,385                  3,840
Cash and cash equivalents at beginning of period                                                    5,049                  2,838
                                                                                              -----------            -----------
Cash and cash equivalents at end of period                                                    $    18,434            $     6,678
                                                                                              ===========            ===========


(Table continued on next page)

Pro-Fac Cooperative Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Table continued from previous page)

                                                                                                       Six Months Ended
                                                                                             ------------------------------------
                                                                                                December 26,         December 27,
                                                                                                   1998                  1997
                                                                                             ------------------     -------------

Supplemental disclosure of cash flow information:

   Acquisition of Dean Foods Vegetable Company
     Accounts receivable                                                                       $   24,201
     Inventories                                                                                  190,501
     Prepaid expenses and other current assets                                                      1,948
     Current deferred tax asset                                                                     6,300
     Property, plant and equipment                                                                131,648
     Assets held for sale                                                                              49
     Goodwill and other intangible assets                                                         253,593
     Accounts payable                                                                             (40,840)
     Accrued employee compensation                                                                 (8,437)
     Other accrued expenses                                                                       (80,153)
     Long-term debt                                                                                (2,752)
     Subordinated promissory note                                                                 (30,000)
     Other assets and liabilities, net                                                             (2,453)
                                                                                               ----------
                                                                                               $  443,605
                                                                                               ==========

   Acquisition of J.A. Hopay Distributing Co., Inc.
     Accounts receivable                                                                       $      420
     Inventories                                                                                      153
     Property, plant and equipment                                                                     51
     Goodwill and other intangible assets                                                           3,303
     Other accrued expenses                                                                          (251)
     Obligation for covenant not to compete                                                        (1,363)
                                                                                               ----------
                                                                                               $    2,313
                                                                                               ==========
   Investment in Great Lakes Kraut Company
     Inventories                                                                                                      $  2,175
     Prepaid expenses and other current assets                                                                             409
     Property, plant and equipment                                                                                       6,966
     Other accrued expenses                                                                                                (62)
                                                                                                                      --------
                                                                                                                      $  9,488
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

Consolidation: The consolidated financial statements include the Cooperative and its wholly-owned subsidiary, Agrilink Foods, Inc. ("Agrilink" or "the Company") after elimination of intercompany transactions and balances. Investments in affiliates owned more than 20 percent but not in excess of 50 percent are recorded under the equity method of accounting.

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

NOTE 2.       ACQUISITIONS

Acquisition of Dean Foods Vegetable Company: On September 24, 1998, Agrilink acquired the Dean Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "Acquisition"). In connection with the Acquisition, Agrilink sold its aseptic business to Dean Foods. Agrilink paid $360 million in cash, net of the sale of the Aseptic Business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Subordinated Promissory Note"), as consideration for the Acquisition. The Company has the right, exercisable until July 15, 1999, to require Dean Foods, jointly with the Company, to treat the Acquisition as an asset sale for tax purposes under Section 338(h)(10) of the Internal Revenue Code. In order to exercise that election, the Company will pay $13.2 million to Dean Foods. The Company intends to exercise that election.

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

The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Cooperative and the acquired Dean Foods Vegetable Company as if the acquisition had occurred at the beginning of the 1998 fiscal year.

                                                                      Six Months Ended
                                                                      ----------------
                                                         December 26, 1998        December 27, 1997
                                                         -----------------        -----------------

Net sales                                                      $656.3                   $622.2
Income before extraordinary items                              $ 33.2                  $   (.5)
Net income                                                     $ 15.2                  $   (.5)

These unaudited pro forma results have been prepared for comparative purposes only and include adjustments for additional depreciation expense and amortization and interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at the beginning of the 1998 fiscal year, or of the future operations of the consolidated entities.

Concurrently with the Acquisition, Agrilink refinanced its existing indebtedness (the "Refinancing"), including its 12.25 percent Senior Subordinated Notes due 2005 (the "Old Notes") and its then existing bank debt. On August 24, 1998, Agrilink commenced a tender offer (the "Tender Offer") for all the Old Notes and consent solicitation to certain amendments under the indenture governing the Old Notes to eliminate substantially all the restrictive covenants and certain events of default therein. Substantially all of the $160 million aggregate principal amount of the Old Notes were tendered and purchased by Agrilink for aggregate consideration of approximately $184 million, including accrued interest of $2.9 million. Agrilink also terminated its then existing bank facility (including seasonal borrowings) and repaid the $176.5 million, excluding interest owed and breakage fees outstanding thereunder.

In order to consummate the Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink: (i) entered into a new credit facility (the "New Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods. The Bridge Facility was repaid during November of 1998 principally with the proceeds from a new Senior Subordinated Note Offering (see NOTE 4 "Debt - 11 7/8 Percent Senior Subordinated Notes due 2008"). Debt issue costs of $5.5 million associated with the Bridge Facility were expensed during the quarter ended December 26, 1998.

J.A. Hopay Distributing Co, Inc.: Effective July 21, 1998, the Company acquired J.A. Hopay Distributing Co., Inc. ("Hopay") of Pittsburgh, Pennsylvania. Hopay distributes snack products for Snyder of Berlin, one of the Company's business units within its Snack Foods Group. The acquisition was accounted for as a purchase. The purchase price (net of liabilities assumed) was approximately $2.3 million. Intangibles of approximately $3.3 million were recorded in conjunction with this transaction and are being amortized over 5 to 30 years.

The effects of the Hopay acquisition are not material and, accordingly, have been excluded from the above pro forma presentation.

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

The New Credit Facility bears interest, at the Company's option, at the Administrative Agent's alternate base rate or the London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 2.75 percent for loans under the Term B Facility and (z) 3.00 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 2.75 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 3.75 percent for loans under the Term B Facility and (z) 4.00 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. In addition, the Company will pay a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

Beginning with the reporting period ending March 31, 1999, the applicable margins for the New Credit Facility will be subject to possible reductions based on the ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") (each as defined in the New Credit Facility).

Upon consummation of the Acquisition, the Company drew $455 million under the Term Loan Facility, consisting of $100 million, $175 million and $180 million of loans under the Term A Facility, Term B Facility and Term C Facility, respectively. Additionally, the Company drew $93 million under the Revolving Credit Facility for seasonal working capital needs and $14.3 million under the Revolving Credit Facility was issued for letters of credit. During December 1998, the Company's primary lender exercised its right under the New Credit Facility to transfer $50 million from the Term A Facility to the Term B and Term C Facilities in increments of $25 million.

The Term Loan Facility will be subject to the following amortization schedule.

Fiscal Year                Term Loan A                 Term Loan B                  Term Loan C                    Total
-----------                -----------                 -----------                  -----------                    -----
                                                     (Dollars in millions)
    1999                     $   0.0                      $  0.2                       $   0.2                     $   0.4
    2000                         7.5                         0.4                           0.4                         8.3
    2001                        10.0                         0.4                           0.4                        10.8
    2002                        10.0                         0.4                           0.4                        10.8
    2003                        10.0                         0.4                           0.4                        10.8
    2004                        12.5                         0.4                           0.4                        13.3
    2005                         0.0                       197.8                           0.4                       198.2
    2006                         0.0                         0.0                         202.4                       202.4
                             -------                      ------                       -------                     -------
                             $  50.0                      $200.0                       $ 205.0                     $ 455.0
                             =======                      ======                       =======                     =======

The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the New Credit Facility.

The Company's obligations under the New Credit Facility are secured by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's current and future subsidiaries, and (iii) all of the Company's rights under the agreement to acquire DFVC (principally indemnification rights) and the Pro-Fac Marketing and Facilitation Agreement. The Company's obligations under the New Credit Facility are guaranteed by Pro-Fac and certain of the Company's current and future, if any, subsidiaries.

The New Credit Facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The New Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. Pro-Fac and the Company are in compliance with all covenants, restrictions and requirements under the terms of the New Credit Facility.

Interest Rate Protection Agreements: The Company has entered into a three-year interest rate swap agreement with the Bank of Montreal in the notional amount of $150 million. The swap agreement provides for an interest rate of 4.96 percent over the term of the swap payable by the Company in exchange for payments at the published three-month LIBOR. In addition, the Company entered into a separate interest rate swap agreement with the Bank of Montreal in the notional amount of $100 million for an initial period of three years, which may be extended, at the Company's option, for an additional two-year period. This swap agreement provides for an interest rate of 5.32 percent over the term of the swap, payable by the Company in exchange for payments at the published three-month LIBOR. The Company entered into these agreements in order to manage its interest rate risk by exchanging its floating rate interest payments for fixed rate interest payments.

11 7/8 Percent Senior Subordinated Notes (due 2008): To extinguish the Subordinated Bridge Facility, the Company issued Senior Subordinated Notes ("New Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the New Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The New Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the New Credit Facility). The New Notes are guaranteed by Pro-Fac and certain of the Company's current and future, if any, subsidiaries.

The New Notes contain customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens; (ii) limitations on consolidations, mergers, sales of assets, transactions with affiliates; and
(iii) limitations on dividends and other distributions. The Company is in compliance with all covenants, restrictions, and requirements under the New Notes.

Subordinated Bridge Facility: To complete the Acquisition, the Company entered into a Subordinated Bridge Facility (the "Bridge Facility"). During November 1998, the net proceeds from the sale of the New Notes, together with borrowings under the Revolving Credit Facility, were used to repay all the indebtedness outstanding ($200 million plus accrued interest) under the Bridge Facility. The outstanding indebtedness under the Bridge Facility accrued interest at an approximate rate per annum of 10 1/2 percent. Debt issuance costs associated with the Bridge Facility of $5.5 million were fully amortized during the quarter.

Subordinated Promissory Note: As partial consideration for the Acquisition, the Company issued to Dean Foods the Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is payable quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by the Company of additional subordinated promissory notes identical to the Subordinated Promissory Note. In December 1998, the Company satisfied this requirement through the issuance of an additional promissory note for $0.4 million. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at the Company's option without premium or penalty.

The Subordinated Promissory Note is expressly subordinate to the New Notes and the New Credit Facility and contains no financial covenants. The Subordinated Promissory Note is guaranteed by Pro-Fac.

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

NOTE 5.       OTHER MATTERS

Erin's Gourmet Popcorn: On January 5, 1999, the Company announced that it acquired the assets of Erin's Gourmet Popcorn, a Seattle-based, ready-to-eat popcorn manufacturer. The business was merged into Agrilink's Auburn, Washington snack company, Tim's Cascade Chips. The acquisition was accounted for as a purchase. The purchase price was approximately $0.6 million.

Agripac, Inc.: On December 15, the Company and Pro-Fac announced that Pro-Fac has entered into a letter of intent for Pro-Fac to acquire the frozen vegetable business of Agripac, Inc. ("Agripac"), an Oregon cooperative. Agripac, which processes frozen and canned vegetables in the Northwest, reported approximately $180 million in aggregate sales for fiscal 1998 (including both frozen and canned vegetables). Agripac operates eight plant facilities located in the states of Oregon and Washington and employs approximately 600 people. It currently sources from approximately 190 growers in the Northwest.

PF Acquisition II, Inc. ("PF Acquisition") was formed in January 1999 under the corporation laws of New York State. It is a wholly owned subsidiary of Pro-Fac. The PF Acquisition was formed to acquire substantially all of the assets of Agripac related to its frozen vegetable (and not canned) processing business for a purchase price of approximately $90 million. In connection with, and as a condition to consummation of, the acquisition, PF Acquisition must enter into a sufficient number of crop delivery contracts with Agripac growers acceptable to PF Acquisition. On January 4, 1999, Agripac filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon. On January 22, 1999, Agripac, as debtor-in possession, filed a motion with the Bankruptcy Court for authority to sell substantially all of its assets relating to its frozen food packaging business to PF Acquisition. Neither the Company nor Pro-Fac will loan or otherwise contribute any funds to PF Acquisition, or guarantee or otherwise secure with the Company's or Pro-Fac's assets the indebtedness of PF Acquisition, in connection with the acquisition. It is anticipated that the Company will enter into an administrative services agreement with PF Acquisition to provide it with certain administrative support in exchange for a management fee.

The closing of the acquisition is subject to numerous conditions, including the Bankruptcy Court's approval of the proposed sale to PF Acquisition, Agripac's existing lenders providing sufficient financing for the acquisition and for working capital, finalization of agreements, board approval, regulatory approval, and due diligence.

J.M. Smucker Company to Purchase Adams Brand Peanut Butter Business: On January 29, 1999, the Company announced that the Adams brand peanut butter business was sold to the J.M. Smucker Company.

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

Arlington Canned Vegetable Facility Fire: In January 1999, a plant operated by the Company's AFVC business unit, located in Arlington, Minnesota, was damaged by fire. All material costs associated with the repairs and business interruption are anticipated to be covered under the Company's insurance policies.

Alton Warehouse: In January 1999, a warehouse owned by the Company's CBF business unit, located in Alton, New York, was damaged when excessive snowfall caused the roof to collapse. All material costs associated with the repairs are anticipated to be covered under the Company's insurance policies.

Dividends: Subsequent to quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $1.5 million and were paid on January 29, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations and Net Proceeds in the second quarter and first half of fiscal 1999 versus such periods in fiscal 1998.

Pro-Fac Cooperative, Inc.'s ("Pro-Fac" or the "Cooperative") wholly-owned subsidiary, Agrilink Foods, Inc. ("Agrilink" or the "Company") has four primary business units: Curtice Burns Foods ("CBF"), Agrilink Foods Vegetable Company ("AFVC"), Nalley Fine Foods ("Nalley"), and its Snack Foods Group. Each business unit offers different products and is managed separately. The majority of each of the business units' net sales are within the United States. In addition, all of the Company's operating facilities, except for one in Mexico, are within the United States.

The creation of the AFVC business unit occurred as a result of the Company's acquisition of the Dean Foods Vegetable Company, the frozen and canned vegetable business of Dean Foods Company, on September 24, 1998 ("DFVC Acquisition"). After the acquisition, the Dean Foods Vegetable Company was merged into Agrilink, and Dean Foods Vegetable Company became a business unit of Agrilink known as "Agrilink Foods Vegetable Company" or "AFVC."

The CBF business unit produces products in several food categories, including fruit fillings and toppings; canned and frozen fruits and vegetables; and popcorn. The AFVC business unit produces canned and frozen vegetables. The Nalley business unit produces canned meat products (such as chilies and stews), pickles, salad dressings, peanut butter, salsa, and syrup. (As outlined at NOTE 5 to the "Notes to Consolidated Financial Statements," the Company disposed of its peanut butter operation in the third quarter of fiscal 1999.) The Company's snack foods business unit consists of the Snyder of Berlin, Husman Snack Foods, and Tim's Cascade Chip businesses. This business unit produces and markets potato chips and other snack items.

The following tables illustrate the results of operations by business unit for the three- and six-month periods ended December 26, 1998 and December 27, 1997, and the Company's total assets by business unit as of December 26, 1998 and December 27, 1997.




Net Sales
(Dollars in Millions)

                                                 Three Months Ended                                  Six Months Ended
                                                 ------------------                                  ----------------
                                           December 26,            December 27,             December 26,             December 27,
                                               1998                   1997                     1998                      1997
                                        ------------------      ------------------      -----------------        ------------------
                                                      % of                   % of                    % of                      % of
                                             $       Total           $       Total           $       Total           $        Total
                                        ----------  ------      ----------  ------      ----------  ------       ---------   ------

CBF                                   $  115.4       30.6%     $  114.6       56.5%    $  212.1        37.9%   $  202.3       53.4%
AFVC                                     198.3       52.7           0.0        0.0        198.3        35.4         0.0        0.0
Nalley Fine Foods                         40.8       10.8          41.9       20.7         79.8        14.3        84.8       22.4
Snack Foods Group                         18.6        4.9          17.2        8.4         36.7         6.6        34.5        9.1
                                       -------      -----      --------     ------     --------     -------    --------     ------
     Subtotal ongoing operations         373.1       99.0         173.7       85.6        526.9        94.2       321.6       84.9
Businesses sold(1)                         3.6        1.0          29.0       14.4         32.4         5.8        57.5       15.1
                                       -------      -----      --------     ------     --------     -------    --------     ------
     Total                             $ 376.7      100.0%     $  202.7      100.0%    $  559.3       100.0%   $  379.1     100.0%
                                       =======      =====      ========     ======     ========     =======    ========     ======


(1) Includes the net sales of the aseptic and peanut butter businesses. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

Operating Income(1)
(Dollars in Millions)

                                                   Three Months Ended                               Six Months  Ended
                                        ------------------------------------------      -------------------------------------------
                                           December 26,            December 27,            December 26,              December 27,
                                              1998                     1997                    1998                     1997
                                        ------------------      ------------------      ------------------       ------------------
                                                    % of                     % of                    % of                      % of
                                            $        Total          $        Total         $         Total           $        Total
                                        ----------  ------      ----------  ------      --------    ------       ----------   -----

CBF                                    $  11.5       37.0       $  16.1       72.8%     $  17.6        40.5%     $ 22.2       63.4%
AFVC                                      15.5       49.9           0.0        0.0         15.5        35.6         0.0        0.0
Nalley Fine Foods                          3.2       10.3           3.6       16.3          4.9        11.3         6.9       19.7
Snack Foods Group                          2.0        6.4           1.9        8.6          4.3         9.9         4.0       11.5
Corporate overhead                        (1.2)      (3.9)         (3.7)     (16.7)        (2.6)       (6.0)       (5.6)     (16.0)
                                        ------      -----       -------     ------      -------      ------      ------      -----
     Subtotal ongoing operations          31.0       99.7          17.9       81.0         39.7        91.3        27.5       78.6
Businesses sold(2)                         0.1        0.3           4.2       19.0          3.8         8.7         7.5       21.4
                                        ------      -----       -------     ------      -------      ------      ------      -----
     Total(3)                           $ 31.1      100.0%      $  22.1      100.0%     $  43.5       100.0%     $ 35.0      100.0%
                                        ======      =====       =======     ======      =======      ======      ======      =====

(1)  Excludes the gain on the sale of the aseptic business.

(2) Represents the operating earnings of the aseptic and peanut butter businesses. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

(3) Operating income less interest expense and the amortization of debt issue costs associated with the Bridge Facility of $24.1 million and $8.0 million for the three months ended December 26, 1998 and December 27, 1997, respectively; and $32.4 million and $15.7 for the six months ended December 26, 1998 and December 27, 1997, respectively; results in income before taxes, dividends, allocation of net proceeds and extraordinary item. Interest expense allocated to business units is not considered a critical component by management when evaluating success.

EBITDA(1,2)
(Dollars in Millions)

                                                    Three Months Ended                              Six Months Ended
                                                    ------------------                              ----------------
                                           December 26,             December 27,          December 26,               December 27,
                                              1998                      1997                  1998                       1997
                                        --------------------    ------------------      ------------------       -------------------
                                                      % of                   % of                   % of                       % of
                                            $        Total          $        Total         $         Total           $        Total
                                        ----------  --------    ----------  ------      --------    ------       ----------   -----

CBF                                     $ 14.7       33.2%      $  19.4       70.5%     $  23.4        37.7%     $ 28.9       62.8%
AFVC                                      23.7       53.5           0.0        0.0         23.7        38.2         0.0        0.0
Nalley Fine Foods                          4.3        9.7           4.9       17.8          7.4        11.9         9.5       20.6
Snack Foods Group                          2.5        5.6           2.3        8.4          5.3         8.5         4.9       10.7
Corporate overhead                        (1.2)      (2.7)         (3.7)     (13.5)        (2.4)       (3.9)       (5.6)     (12.2)
                                        ------      -----       -------     ------      -------      ------      ------      -----
     Subtotal                             44.0       99.3          22.9       83.2         57.4        92.4        37.7       81.9
Businesses sold(3)                         0.3        0.7           4.6       16.8          4.7         7.6         8.3       18.1
                                        ------      -----       -------     ------      -------      ------      ------      -----
     Total                              $ 44.3      100.0%      $  27.5      100.0%     $  62.1       100.0%     $ 46.0      100.0%
                                        ======      =====       =======     ======      =======      ======      ======      =====

(1) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of income before taxes, dividends, allocation of net proceeds, extraordinary item, interest expense, depreciation and amortization of goodwill and other intangibles.

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

(2) Excludes the gain on the sale of the aseptic business.

(3) Represents the operating earnings of the aseptic and peanut butter businesses. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

Total Assets
(Dollars in Millions)

                                                                 December 26,                               December 27,
                                                                    1998                                       1997
                                                         ---------------------------                 --------------------------
                                                                             % of                                         % of
                                                               $             Total                        $               Total
                                                         -------------     ---------                 -----------        -------
CBF                                                      $  390.6             31.0%                  $  356.6            58.1%
AFVC                                                        621.7             49.2                        0.0             0.0
Nalley Fine Foods                                           137.2             10.9                      141.0            22.9
Snack Foods Group                                            32.2              2.5                       26.9             4.4
Corporate                                                    69.0              5.4                       50.8             8.2
                                                         --------           ------                   --------           -----
     Subtotal ongoing operations                          1,250.7             99.0                      575.3            93.6
Businesses sold(1)                                           12.4              1.0                       39.1             6.4
                                                         --------           ------                   --------           -----
     Total                                               $1,263.1           100.0%                   $  614.4           100.0%
                                                         ========           =====                    ========           =====

(1) Includes the assets of the aseptic and peanut butter businesses. See NOTES 2 AND 5 to the "Notes to Consolidated Financial Statements."


      CHANGES FROM SECOND QUARTER FISCAL 1999 TO SECOND QUARTER FISCAL 1998

Net income for the second quarter of fiscal 1999 of $5.1 million represented a $5.3 million decrease as compared to the second quarter of fiscal 1998 net income of $10.4 million. Net income for the second quarter of fiscal 1999 was significantly impacted by the increase in interest expense associated with the DFVC Acquisition and the amortization of debt issue costs associated with the Bridge Facility. Accordingly, management believes an evaluation of EBITDA is appropriate as it allows the operations of the business to be reviewed in a more consistent manner. Excluding the operating results from businesses sold, EBITDA for the continuing business increased $21.1 million, or 92.1 percent, to $44.0 million in the second quarter of the current fiscal year from $22.9 million in the second quarter of the prior fiscal year. This increase primarily results from the inclusion of the AFVC business unit in the fiscal 1999 year-to-date results. The DFVC Acquisition was completed on September 24, 1998. EBITDA of AFVC of approximately $23.7 million was offset by a minor decrease of approximately $2.6 million at the Company's preexisting operations. The decline at CBF of $4.7 million was primarily attributable to a decrease in volume within the fruit category (approximately $3.9 million), and a $0.4 million decrease within the vegetable category attributable to product mix. The decline of EBITDA at Nalley of $0.6 million was primarily attributable to product mix. The EBITDA within the Snack Foods Group increased $0.2 million due to increases in net sales. The decline in corporate overhead results primarily from a reduction in incentive costs.

Net Sales: Total net sales for the quarter increased $174 million, or 85.8 percent, to $376.7 million in the second fiscal quarter of fiscal 1999 from $202.7 million in the second quarter of fiscal 1998. Excluding businesses sold, net sales increased by $199.4 million to $373.1 million in the second quarter of fiscal 1999 from $173.7 million in the second quarter of fiscal 1998. The increase in net sales from ongoing operations came primarily from the addition of the AFVC business unit which reported net sales of $198.3 million. Net sales for the remaining business units were relatively consistent with that of the prior fiscal year. The Company did, however, experience reductions within the fruit category at CBF which were offset by increases within the vegetable category.

Gross Profit: Gross profit of $122.1 million in the quarter ended December 26, 1998 increased approximately $59.5 million, or 95.0 percent, from $62.6 million in the quarter ended December 27, 1997. Excluding the impact of businesses sold, gross profit increased $65.1 million or 115.6 percent. Gross profit at AFVC was approximately $67.6 million for the second quarter of fiscal 1999. Gross profit for the remaining businesses declined $2.5 million primarily attributable to changes in product mix and product costs.

Selling, Administrative, and General Expenses: The selling, administrative, and general expenses have increased $50.7 million as compared with the second quarter of the prior fiscal year. The inclusion of AFVC accounted for $52.2 million of such increase. This amount was offset by a reduction in incentive costs recorded within the quarter.

Income from Great Lakes Kraut Company: This amount represents earnings received from the investment in Great Lakes Kraut Company, a joint venture formed between Agrilink and Flanagan Brothers, Inc. See NOTE 5 - "Other Matters - Formation of New Sauerkraut Company" to the "Notes to Consolidated Financial Statements" included herein.

Interest Expense: Interest expense increased $10.6 million to $18.6 million in the second quarter of fiscal 1999 from $8.0 million in the second quarter of fiscal 1998. This increase is associated with debt from the DFVC Acquisition and higher levels of seasonal borrowings at the existing operations due to an earlier intake of crops (and therefore the resultant increase in inventory).

Amortization of Debt Issue Costs Associated with the Bridge Facility: In order to consummate the DFVC Acquisition, the Company entered into a $200 million bridge loan facility (the "Bridge Facility"). The Bridge Facility was repaid with the proceeds from the new senior subordinated note offering (see NOTE 4 - "Debt - 11 7/8 Percent Senior Subordinated Notes (due 2008)"). Debt issuance costs associated with the Bridge Facility were $5.5 million and were fully amortized during the quarter.

Provision for Taxes: The provision for taxes decreased $1.8 million to $1.9 million in the second quarter of fiscal 1999 from $3.7 million in the second quarter of fiscal 1998. Of this decrease, $2.1 million is attributable to the benefit recorded in conjunction with the amortization of debt issue costs associated with the Bridge Facility. The remaining variance results from the change in earnings before tax. The Cooperative's effective tax rate is impacted by the net proceeds distributed to members and the non-deductibility of certain amounts of goodwill.


    CHANGES FROM FIRST SIX MONTHS FISCAL 1999 TO FIRST SIX MONTHS FISCAL 1998

Net income for the first six months of fiscal 1999 of $30.4 million represented a $16.7 million increase over the first six months of fiscal 1998 net income of $13.7 million. Net income for the first half of fiscal 1999 was impacted by the gain on the sale of the aseptic operations, the increase in interest expense associated with the DFVC Acquisition, the amortization of debt issue costs associated with the Bridge Facility, and the extraordinary item relating to the early extinguishment of debt. Accordingly, management believes an evaluation of EBITDA is appropriate as it allows the operations of the business to be reviewed in a consistent manner. Total EBITDA for the first six months of fiscal 1999 (excluding the extraordinary charge relating to the early extinguishment of debt) was $62.1 million as compared to $46.0 million in the first six months of fiscal 1998. Excluding the operating results from businesses sold and the gain from businesses sold, EBITDA for the continuing business increased $19.7 million, or 52.3 percent, to $57.4 million in the first six months of the current fiscal year from $37.7 million in the first six months of the prior fiscal year. This increase primarily results from the inclusion of the AFVC business unit in fiscal 1999. EBITDA of AFVC of approximately $23.7 million was offset by a decrease within the Company's preexisting operations of approximately $4.0 million. A decline at CBF of $5.5 million was primarily due to reductions within the fruit category as a result of changes in product mix (approximately $5.7 million). The decline at Nalley of $2.1 million was due primarily to the recognition of a favorably settled outstanding tax claim with the state of Washington for $1.4 million in the first six months of the prior fiscal year and a reduction in the dressing and canned product lines due to competitive pressures. The EBITDA within the Snack Foods Group increased $0.4 million due to increases in net sales. The decline in corporate overhead results primarily from a reduction in incentive costs.

Net Sales: Total net sales for the first six months increased $180.2 million, or
47.5 percent, to $559.3 million in the first six months of fiscal 1999 from $379.1 million in the first six months of fiscal 1998. Excluding businesses sold, net sales increased by $205.3 million, or 63.8 percent, to $526.9 million in the first six months of fiscal 1999 from $321.6 million in the first six months of fiscal 1998.

The increase in net sales came primarily from the addition of the AFVC business unit which reported net sales of $198.3 million.

The Company's preexisting operations accounted for an increase of $7.0 million. Net sales for CBF increased $9.8 million. This increase was attributable to improvements in volume primarily within vegetables (approximately $17.4 million) offset by a decrease within the fruit category due to changes in product mix (approximately $6.1 million). Net sales for the remaining categories at CBF were relatively consistent with that of the first six months of the prior fiscal year.

Net sales for Nalley decreased $5.0 million as compared with the first six months of the prior fiscal year as gains in the pickle category were offset by reductions in the dressing and canned product lines. Within the pickle category, net sales for the first six months of fiscal 1999 increased $1.4 million as a result of increased volume in the food service channel. Competitive pressures on volume and price resulted in a $4.4 million decrease in net sales for dressings and a $2.0 million decrease in the canned category.

Net sales for the Snack Foods Group increased by $2.2 million, or 6.4 percent, to $36.7 million in the first six months of fiscal 1999 as a result of new business.

Gross Profit: Gross profit of $168.8 million in the first six months ended December 26, 1998 increased approximately $60.6 million, or 56.0 percent, from $108.2 million in the first six months ended December 27, 1997. Excluding the impact of businesses sold, gross profit increased $65.7 million or 68.2 percent.

Gross profit at AFVC was approximately $67.6 million for the six months ended December 27, 1998.

The decrease in gross profit at the CBF business unit (excluding the aseptic business) was $1.4 million primarily attributable to changes in product mix and product costs. Overall, gross profit at Nalley (excluding the peanut butter business) decreased $1.9 million due primarily to the reductions in net sales outlined above. Increases in net sales within the Snack Foods Group resulted in margin improvements of $1.4 million.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $52.8 million as compared with the first six months of the prior fiscal year. The inclusion of AFVC accounted for $52.2 million of such increase.

Gain on Sale of Aseptic Operations: In conjunction with the Acquisition, the Company sold its aseptic business to Dean Foods. A gain of approximately $64.2 million was recognized on this disposal reflecting a value for this business of approximately $83 million (based upon a preliminary appraised value given to the Company by an independent appraiser). This amount was used to offset borrowings necessary to complete the Acquisition.

Income from Great Lakes Kraut Company: This amount represents earnings received from the investment in Great Lakes Kraut Company, a joint venture formed between Agrilink and Flanagan Brothers, Inc. See NOTE 5 - "Other Matters - Formation of New Sauerkraut Company" to the "Notes to Consolidated Financial Statements" included herein.

Interest Expense: Interest expense increased $11.2 million to $26.9 million in the first six months of fiscal 1999 from $15.7 million in the first six months of fiscal 1998. This increase is associated with debt from the DFVC Acquisition and higher levels of seasonal borrowings at the existing operations due to an earlier intake of crops (and therefore the resultant increase in inventory).

Amortization of Debt Issue Costs Associated with the Bridge Facility: In order to consummate the DFVC Acquisition, the Company entered into a $200 million bridge loan facility (the "Bridge Facility"). The Bridge Facility was repaid with the proceeds from the new senior subordinated note offering (see NOTE 4 - "Debt - 11 7/8 Percent Senior Subordinated Notes due 2008"). Debt issuance costs associated with the Bridge Facility were $5.5 million and were fully amortized during the second quarter.

Provision for Taxes: The provision for taxes increased $21.4 million to $26.9 million in the first six months of fiscal 1999 from $5.5 million in the first six months of fiscal 1998. Of this net increase, $25.0 million is attributable to the provision associated with the gain on the sale of the aseptic business. This amount was offset by a $2.1 million benefit associated with the amortization of debt issue costs associated with the Bridge Facility. The remaining variance results from the change in earnings before tax. The Cooperative's effective tax rate is impacted by the net proceeds distributed to members and the non-deductibility of certain amounts of goodwill.

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

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Unaudited Consolidated Statement of Cash Flows" for the first six months of fiscal 1999 compared to the first six months of fiscal 1998.

Net cash used in operating activities increased $34.4 million over the first half of the prior fiscal year. This increase primarily results from a variance within accounts receivable and accounts payable due to the timing of liquidation of outstanding balances. Such variances have been impacted by the inclusion of operating activities of AFVC. In addition, the variance within income taxes payable was impacted by the provision recorded on the gain from the sale of the aseptic operations.

Net cash used in investing activities increased significantly due to the DFVC Acquisition offset by the subsequent sale of the aseptic business and the disposal of an idle facility held for sale. The purchase of property, plant and equipment increased $1.8 million to $8.6 million for the six months ended December 26, 1998 from $6.8 million for the six months ended December 27, 1997 and was for general operating purposes.

Net cash provided by financing activities also increased significantly due to the DFVC Acquisition and the activities completed concurrent with the Acquisition to refinance existing indebtedness. See further discussion at "Liquidity and Capital Resources" below and at NOTE 4 - "Debt" to the "Notes to Consolidated Financial Statements" included herein.

In addition, seasonal borrowings increased during the first six months of fiscal 1999 due to both the earlier intake of crops and the resultant increase in inventory levels and the operating activities associated with the DFVC Acquisition.

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

The New Credit Facility bears interest, at the Company's option, at the Administrative Agent's alternate base rate or LIBOR plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for loans under the Revolving Credit Facility and the Term A Facility,
(y) 2.75 percent for loans under the Term B Facility and (z) 3.00 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 2.75 percent for loans under the Revolving Credit Facility and the Term A Facility,
(y) 3.75 percent for loans under the Term B Facility and (z) 4.00 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. In addition, the Company will pay a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

Beginning with the reporting period ending March 31, 1999, the applicable margins for the New Credit Facility will be subject to possible reductions based on the ratio of consolidated debt to EBITDA (each as defined in the New Credit Facility).

Upon consummation of the Acquisition, the Company drew $455 million under the Term Loan Facility, consisting of $100 million, $175 million and $180 million of loans under the Term A Facility, Term B Facility and Term C Facility, respectively. Additionally, the Company drew $93 million under the Revolving Credit Facility for seasonal working capital needs and $14.3 million under the Revolving Credit Facility was issued for letters of credit. During December 1998, the Company's primary lender exercised its right under the New Credit Facility to transfer $50.0 million from the Term A Facility to the Term B and Term C Facilities in increments of $25.0 million The Term Loan Facility will be subject to the following amortization schedule.

Fiscal Year                Term Loan A                 Term Loan B                  Term Loan C                    Total
-----------                -----------                 -----------                  -----------                    -----
                                                                       (Dollars in millions)
    1999                     $   0.0                      $  0.2                       $   0.2                     $   0.4
    2000                         7.5                         0.4                           0.4                         8.3
    2001                        10.0                         0.4                           0.4                        10.8
    2002                        10.0                         0.4                           0.4                        10.8
    2003                        10.0                         0.4                           0.4                        10.8
    2004                        12.5                         0.4                           0.4                        13.3
    2005                         0.0                       197.8                           0.4                       198.2
    2006                         0.0                         0.0                         202.4                       202.4
                             -------                      ------                       -------                     -------
                             $  50.0                      $200.0                       $ 205.0                     $ 455.0
                             =======                      ======                       =======                     =======

The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the New Credit Facility.

The Company's obligations under the New Credit Facility are secured by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's current and future subsidiaries, and (iii) all of the Company's rights under the agreement to acquire DFVC (principally indemnification rights) and the Pro-Fac Marketing and Facilitation Agreement. The Company's obligations under the New Credit Facility are guaranteed by Pro-Fac and certain of the Company's current and future, if any, subsidiaries.

The New Credit Facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The New Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. Pro-Fac and the Company are in compliance with all covenants, restrictions and requirements under the terms of the New Credit Facility.

11 7/8 Percent Senior Subordinated Notes (due 2008): To extinguish the Bridge Facility, the Company issued Senior Subordinated Notes ("New Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the New Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The New Notes represent general unsecured obligations of the Company, subordinated in right of payment to certain other debt obligations of the Company (including the Company's obligations under the New Credit Facility). The New Notes are guaranteed by Pro-Fac and certain of the Company's current and future, if any, subsidiaries.

The New Notes contain customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens; (ii) limitations on consolidations, mergers, sales of assets, transactions with affiliates; and
(iii) limitations on dividends and other distributions. The Company is in compliance with all covenants, restrictions, and requirements under the New Notes.

Subordinated Bridge Facility: To complete the Acquisition, the Company entered into the Bridge Facility. During November 1998, the net proceeds from the sale of the New Notes, together with borrowings under the Revolving Credit Facility, were used to repay all the indebtedness outstanding ($200 million plus accrued interest) under the Bridge Facility. The outstanding indebtedness under the Bridge Facility accrued interest at an approximate rate per annum of 10 1/2%. Debt issuance costs associated with the Bridge Facility of $5.5 million were fully amortized during the quarter ended December 26, 1998.

Subordinated Promissory Note: As partial consideration for the Acquisition, the Company issued to Dean Foods the Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is payable quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by the Company of additional subordinated promissory notes identical to the Subordinated Promissory Note. In December 1998, the Company satisfied this requirement through the issuance of an additional promissory note for $.4 million. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at the Company's option without premium or penalty.

The Subordinated Promissory Note is expressly subordinate to the New Notes and the New Credit Facility and contains no financial covenants. The Subordinated Promissory Note is guaranteed by Pro-Fac.

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

Interest Rate Risk Management: The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. The Company has entered into certain financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. More specifically, the Company has entered into two interest rate swap agreements with the Bank of Montreal. The agreements provide for fixed interest rate payments by the Company in exchange for payments received at the three-month LIBOR rate. See further discussion at NOTE 4 "Debt - Interest Rate Protection Agreements" to the "Notes to Consolidated Financial Statements" included herein.

The following is a summary of the Company's interest rate swap agreements:

                                                                                 December 26, 1998
                                                                                 -----------------
Interest Rate Swap:
Variable to Fixed - notional amount                                                $250,000,000
   Average pay rate                                                                 4.96-5.32%
   Average receive rate                                                                5.28%
   Maturities through                                                                  2001

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

The effect of the 1998 growing season on fiscal 1999 financial results cannot be estimated until early calendar 1999 when local and national supplies can be determined.

Year 2000 Readiness Disclosure: A full inventory and analysis of business applications and related software was performed and the Company determined that it will be required to modify or replace certain portions of its software so that its computer systems will be Year 2000 compliant. These modifications and replacements are being and will continue to be made in conjunction with the Company's overall information systems initiatives. No major delay in these initiatives is anticipated.

In addition, the Company is contacting non-information technology vendors to ensure that any of their products that are currently in use can adequately deal with the change in century. Areas being addressed include full reviews of manufacturing equipment, telephone and voice mail systems, security systems, and other office/site support systems. Based upon preliminary information, the costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. Accordingly, the cost of the project is being funded through operating cash flows.

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

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis (pages 11 to 18) and other statements made in this Form 10-Q and in other filings with the SEC.

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

     the Company's ability to achieve gains in productivity and improvements in capacity utilization; and

     the ability to integrate AFVC into the business of the Company and the extent to which anticipated cost savings in connection with the Acquisition will be realized and the timing of any such realization.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits

      Exhibit Number                           Description
      --------------                           -----------

          4.1(1)                               Indenture, dated as of November 18, 1998, between Agrilink Foods, Inc., the
                                               Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc. as Trustee.

          4.2(1)                               Form of 11 7/8 Senior  Subordinated Notes Due 2008 (included as Exhibit B to Exhibit 4.1).

          4.3(1)                               Registration  Rights  Agreement,  dated as of November  18,  1998,  among
                                               Agrilink Foods,  Inc.,  Pro-Fac  Cooperative,  Inc.,  Warburg Dillon Read
                                               LLC, and Nesbitt Burns Securities Inc.

         10.1(2)                               Credit Agreement Among Agrilink Foods, Inc., Pro-Fac  Cooperative,  Inc.,
                                               and Harris Trust and Savings Bank, and Bank of Montreal,  Chicago Branch,
                                               and the Lenders From Time to Time Parties  Hereto,  dated  September  23,
                                               1998.

         10.2(2)                               $200,000,000  Senior  Subordinated Credit Agreement Among Agrilink Foods,
                                               Inc., Pro-Fac Cooperative,  Inc., and Warburg Dillon Read LLC and UBS AG,
                                               Stamford  Branch,  and the Lenders From Time to Time Party Hereto,  dated
                                               September 23, 1998.

         10.3(2)                               Subordinated  Promissory Note Among Agrilink  Foods,  Inc. and Dean Foods
                                               Company, dated as of September 23, 1998.

          27                                   Financial Data Schedule






(1) Incorporated by reference from Registrant's Form S-4 filed January 5, 1999.

(2) Incorporated by reference from Registrant's Fiscal 1999 First Quarter Report on Form 10-Q filed November 6, 1998.

     (b) The following reports on Form 8-K were filed during the period to which this report relates:

         Date                                                                      Item
         ----                                                     --------------------------------------
     October 5, 1998                                              Item 2 - Acquisition or Disposition of Assets
     December 3, 1998                                             Item 2 - Acquisition or Disposition of Assets; and
                                                                  Item 7 - Financial Statements and Exhibits

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                   PRO-FAC COOPERATIVE, INC.



Date:    February 9, 1999                                     BY:     /s/ Stephen R. Wright
         -----------------------------                           --------------------------------
                                                                       STEPHEN R. WRIGHT
                                                                       GENERAL MANAGER




Date:    February 9, 1999                                     BY:      /s/ Earl L. Powers
         -----------------------------                           --------------------------------
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