Form 10-Q
period 1999-03-27
PRO FAC COOPERATIVE INC
filed 1999-05-10
CIK 202932

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------
                                    FORM 10-Q
                              --------------------

          Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                               File Number 0-20539

                            PRO-FAC COOPERATIVE, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  New York                         16-6036816
       (State or other jurisdiction of            (IRS Employer
        incorporation or organization)        Identification Number)

        90 Linden Oaks, PO Box 682, Rochester, NY      14603
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

                               YES X          NO

-- Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 1999.

                            Common Stock - 1,995,740

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

PRO-FAC COOPERATIVE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND NET PROCEEDS
(UNAUDITED)

(DOLLARS IN THOUSANDS)

                                                                        Three Months Ended            Nine Months Ended
                                                                      -----------------------       ----------------------
                                                                      March 27,     March 28,       March 27,    March 28,
                                                                        1999          1998            1999         1998
                                                                      ---------     ---------       ---------    ---------
Net sales                                                             $361,235      $163,150        $920,517     $ 542,219
Cost of sales                                                         (250,847)     (118,238)       (641,292)     (389,078)
                                                                      --------      --------        --------     ---------
Gross profit                                                           110,388        44,912         279,225       153,141
Selling, administrative, and general expense                           (88,005)      (34,243)       (215,006)     (108,463)
Gains on sales of assets, net                                              532             0          64,734             0
Restructuring                                                           (5,000)            0          (5,000)            0
Income from Great Lakes Kraut LLC                                          728           512           2,417         1,472
                                                                      --------      --------        --------     ---------
Operating income                                                        18,643        11,181         126,370        46,150
Interest expense                                                       (20,048)       (7,716)        (46,997)      (23,457)
Amortization of debt issue costs associated with the
  Bridge Facility                                                            0             0          (5,500)            0
                                                                      --------      --------        --------     ---------
(Loss)/income before dividends, allocation of net proceeds,
  and extraordinary item                                                (1,405)        3,465          73,873        22,693
Tax provision                                                           (1,436)       (1,291)        (28,336)       (6,794)
                                                                      --------      --------        --------     ---------
(Loss)/income before dividends, allocation of net proceeds,
  and extraordinary item                                                (2,841)        2,174          45,537        15,899
Extraordinary item relating to the early extinguishment of debt
  (net of income taxes)                                                      0             0         (18,024)            0
                                                                      --------      --------        --------     ---------
Net (loss)/income                                                      $(2,841)      $ 2,174         $27,513      $ 15,899
                                                                      ========      ========        ========     =========

Allocation of net proceeds:
  Net (loss)/income                                                    $(2,841)      $ 2,174         $27,513      $ 15,899
  Dividends on common and preferred stock                               (1,602)       (1,521)         (5,104)       (4,774)
                                                                      --------      --------        --------     ---------
  Net (deficit)/proceeds                                                (4,443)          653          22,409        11,125
  Allocation from/(to) earned surplus                                    4,443          (409)        (21,734)       (4,570)
                                                                      --------      --------        --------     ---------
  Net proceeds available to members                                    $     0       $   244         $   675      $  6,555
                                                                      ========      ========        ========     =========
Net proceeds available to members:
  Estimated cash payment                                               $     0       $    61         $   169      $  1,639
  Qualified retains                                                          0           183             506         4,916
                                                                      --------      --------        --------     ---------
  Net proceeds available to members                                    $     0       $   244         $   675 $       6,555
                                                                      ========      ========        ========     =========


The accompanying notes are an integral part of these consolidated financial statements.

PRO-FAC COOPERATIVE, INC.
CONSOLIDATED BALANCE SHEET

(DOLLARS IN THOUSANDS)                                                                      March 27,       June 27,      March 28,
                                                                                              1999            1998          1998
                                                                                          ----------        --------      --------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                                 $  9,421        $  5,049      $  2,859
  Accounts receivable trade, net                                                             109,254          55,046        55,012
  Accounts receivable, other                                                                   5,992           3,575         1,373
  Current deferred tax assets                                                                 13,336           4,849        12,312
  Inventories -
    Finished goods                                                                           319,749         111,153       120,656
    Raw materials and supplies                                                                48,539          30,433        32,698
                                                                                          ----------        --------      --------
      Total inventories                                                                      368,288         141,586       153,354
                                                                                          ----------        --------      --------
  Current investment in CoBank                                                                 3,198           1,994         2,502
  Prepaid manufacturing expense                                                                7,607           8,404         3,674
  Prepaid expenses and other current assets                                                   28,427          12,989        12,002
                                                                                          ----------        --------      --------
      Total current assets                                                                   545,523         233,492       243,088
Investment in CoBank                                                                          19,699          22,377        22,534
Investment in Great Lakes Kraut LLC                                                            9,001           6,584         8,056
Property, plant and equipment, net                                                           353,418         194,615       207,278
Assets held for sale at net realizable value                                                     920           2,662         2,582
Goodwill and other intangible assets, net                                                    300,676          94,744        94,465
Other assets                                                                                  26,415          12,234        13,741
                                                                                          ----------        --------      --------
     Total assets                                                                         $1,255,652        $566,708      $591,744
                                                                                          ==========        ========      ========

        LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
  Notes payable                                                                             $110,870        $      0      $ 57,800
  Current portion of obligations under capital leases                                            256             256           558
  Current portion of long-term debt                                                            8,731           8,071         8,070
  Accounts payable                                                                            59,495          70,158        39,997
  Income taxes payable                                                                         1,978           4,046         5,266
  Accrued interest                                                                            10,935           8,559         3,867
  Accrued employee compensation                                                               13,399           8,598        10,041
  Other accrued expenses                                                                      88,825          19,013        18,076
  Dividends payable                                                                               31              52            37
  Amount due members                                                                          14,805          20,636        15,207
                                                                                          ----------        --------      --------
     Total current liabilities                                                               309,325         139,389       158,919
Obligations under capital leases                                                                 503             503           817
Long-term debt                                                                               709,574         229,937       227,488
Deferred income tax liabilities                                                               34,644          32,457        39,591
Other non-current liabilities                                                                 29,696          23,053        22,869
Minority interest in AgriFrozen                                                                8,000               0             0
                                                                                          ----------        --------      --------
     Total liabilities                                                                     1,091,742         425,339       449,684
                                                                                          ----------        --------      --------
Commitments and contingencies
Class B cumulative redeemable preferred stock; liquidation
  preference $10 per share, authorized - 500,000 shares; issued
  and outstanding 28,634, 27,043, and 33,053 shares, respectively                                286             270            331
Common stock, par value $5, authorized - 7,000,000 shares

                                               March 27,     June 27,      March 28,
                                                 1999           1998          1998
                                              -----------     ---------      ---------
Shares issued                                  1,913,892      1,825,863      1,786,425
Shares subscribed                                212,794        160,629         54,822
                                               ---------      ---------      ---------
     Total subscribed and issued               2,126,686      1,986,492      1,841,247
Less subscription receivable in installments    (212,794)      (160,629)       (54,822)
                                               ---------      ---------      ---------
     Total issued and outstanding              1,913,892      1,825,863      1,786,425         9,569           9,129          8,932
                                               =========      =========      =========

Shareholders' and members' capitalization:

  Retained earnings allocated to members                                                      26,078          29,765         30,076
  Non-qualified allocation to members                                                          2,050           2,660          2,660
  Accumulated other comprehensive income:
    Minimum pension liability adjustment                                                        (608)           (608)             0
  Non-cumulative preferred stock, par value $25; authorized -
    5,000,000 shares; issued and outstanding - 41,471,
      45,001, and 49,310, respectively                                                         1,037           1,125          1,233
  Class A cumulative preferred stock, liquidation preference
    $25 per share; authorized - 10,000,000 shares; issued and
      outstanding 3,692,659, 3,503,199, and 3,498,890 shares,
        respectively                                                                          92,316          87,580         87,472
  Earned surplus                                                                              33,182          11,448         11,356
                                                                                          ----------        --------      --------
       Total shareholders' and members' capitalization                                       154,055         131,970        132,797
                                                                                          ----------        --------      --------
       Total liabilities and capitalization                                               $1,255,652        $566,708       $591,744
                                                                                          ==========        ========      =========

The accompanying notes are an integral part of these consolidated financial statements.

PRO-FAC COOPERATIVE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               Nine Months Ended
                                                                                         ------------------------------
(DOLLARS IN THOUSANDS)                                                                   March 27,            March 28,
                                                                                           1999                 1998
                                                                                         ---------            ---------
Cash flows from operating activities:
  Net income                                                                             $  27,513            $  15,899
  Amounts payable to members                                                                  (169)              (1,639)
  Adjustments to reconcile net income to net cash used in operating activities:
  Extraordinary item relating to the early extinguishment of debt                           18,024                    0
    Gains on sales of assets                                                               (64,734)                   0
    Loss on disposal of assets                                                                 353                    0
    Amortization of goodwill and other intangibles                                           6,739                2,802
    Amortization of debt issue costs (including fees associated with the Bridge Facility)    6,969                  600
    Depreciation                                                                            20,211               13,673
    Equity in undistributed earnings of Great Lakes Kraut LLC                               (2,417)              (1,472)
    Equity in undistributed earnings of CoBank                                                (520)                (715)
    Change in assets and liabilities:
      Accounts receivable                                                                  (18,865)              (4,929)
      Inventories                                                                            5,830              (40,634)
      Accounts payable and other accrued expenses                                          (64,357)             (13,457)
      Amounts due to members                                                                (5,831)                (584)
      Income taxes payable                                                                   8,395                 (406)
      Other assets and liabilities                                                          (4,057)             (12,738)
                                                                                           -------              --------
Net cash used in operating activities                                                      (66,916)             (43,600)
                                                                                           -------              --------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                                (13,411)             (10,645)
  Proceeds from disposals                                                                   94,913                  511
  Proceeds from investment in CoBank                                                         1,994                  946
  Cash paid for acquisitions                                                              (523,409)                (810)
                                                                                          --------              -------
Net cash used in investing activities                                                     (439,913)              (9,998)
                                                                                          --------              -------
Cash flows from financing activities:
  Net proceeds from notes payable                                                          110,870               57,800
  Proceeds from issuance of long-term debt                                                 711,530                3,010
  Proceeds from Great Lakes Kraut LLC                                                            0                1,800
  Payments on long-term debt                                                              (287,313)              (4,146)
  Cash paid for debt issuance costs                                                        (19,085)                   0
  Cash portion of non-qualified conversion                                                    (153)                 (75)
  Issuances of common stock                                                                    456                    4
  Cash dividends paid                                                                       (5,104)              (4,774)
                                                                                          --------              -------
  Net cash provided by financing activities                                                511,201               53,619
                                                                                           -------              -------
Net change in cash and cash equivalents                                                      4,372                   21
Cash and cash equivalents at beginning of period                                             5,049                2,838
                                                                                          --------              -------
Cash and cash equivalents at end of period                                                $  9,421              $ 2,859
                                                                                          ========              =======


(Table continued on next page)

PRO-FAC COOPERATIVE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(TABLE CONTINUED FROM PREVIOUS PAGE)

                                                                                               Nine Months Ended
                                                                                         ------------------------------
                                                                                         March 27,            March 28,
                                                                                           1999                 1998
                                                                                         ---------            ---------
Supplemental disclosure of cash flow information:

  Acquisition of Erin's Gourmet Popcorn
    Inventories                                                                           $     33
     Property, plant and equipment                                                              26
     Goodwill                                                                                  554
                                                                                          --------
                                                                                          $    613
                                                                                          ========
Acquisition of Agripac, Inc.
  Accounts receivable                                                                       12,563
  Inventories                                                                               47,465
  Property, plant and equipment                                                             17,685
  Prepaid expenses and other current assets                                                  1,119
  Goodwill and other intangible assets                                                       9,134
  Other accrued expenses                                                                       (88)
  Minority interest                                                                         (8,000)
                                                                                          --------
                                                                                           $79,878
                                                                                          ========
  Acquisition of Dean Foods Vegetable Company
    Accounts receivable                                                                     24,201
    Inventories                                                                            195,674
    Prepaid expenses and other current assets                                                1,939
    Current deferred tax asset                                                               6,300
    Property, plant and equipment                                                          158,310
    Assets held for sale                                                                        49
    Goodwill and other intangible assets                                                   213,504
    Accounts payable                                                                       (40,865)
    Accrued employee compensation                                                           (8,437)
    Other accrued expenses                                                                 (80,384)
    Long-term debt                                                                          (2,752)
    Subordinated promissory note                                                           (30,000)
    Other assets and liabilities, net                                                        3,066
                                                                                          --------
                                                                                          $440,605
                                                                                          ========
  Acquisition of J.A. Hopay Distributing Co., Inc.
    Accounts receivable                                                                   $    420
    Inventories                                                                                153
    Property, plant and equipment                                                               51
    Goodwill and other intangible assets                                                     3,303
    Other accrued expenses                                                                    (251)
    Obligation for covenant not to compete                                                  (1,363)
                                                                                          --------
                                                                                          $  2,313
                                                                                          ========

  Acquisition of C&O Distributing Company
    Property, plant and equipment                                                                                $   54
    Goodwill                                                                                                        756
                                                                                                                 ------
                                                                                                                 $  810
                                                                                                                 ======
  Investment in Great Lakes Kraut LLC
    Inventories                                                                                                  $2,175
    Prepaid expenses and other current assets                                                                       409
    Property, plant and equipment                                                                                 6,966
    Other accrued expenses                                                                                          (62)
                                                                                                                 ------
                                                                                                                 $9,488
                                                                                                                 ======



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

CONSOLIDATION: The consolidated financial statements include the Cooperative and its wholly-owned subsidiary, Agrilink Foods, Inc. ("Agrilink" or "the Company") and PF Acquisition II, Inc. ("AgriFrozen") in which the Cooperative has a controlling interest. The financial statements are after elimination of intercompany transactions and balances. Investments in affiliates owned more than 20 percent but not in excess of 50 percent are recorded under the equity method of accounting.

RECLASSIFICATION: Certain items for fiscal 1998 have been reclassified to conform with the current presentation.

ADOPTION OF SFAS NO. 130: Effective June 28, 1998, the Cooperative adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. Under SFAS No. 130, the term "comprehensive income" is used to describe the total of net earnings plus other comprehensive income which for the Cooperative includes foreign currency translation adjustments and minimum pension liability adjustments. The adoption of SFAS No. 130 did not have a material effect on the Cooperative's results of operations or financial position.

ADOPTION OF SFAS NO. 131: Effective June 28, 1998 the Cooperative adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. This change in approach and the adoption of SFAS No. 131 did not affect the Cooperative's results of operations or financial position.

During the third quarter of fiscal 1999, the Cooperative announced a restructuring of its nationwide operations to a one-company organization. Accordingly, the approach used for making operating decisions and assessing performance is now based upon product line.

DERIVATIVE FINANCIAL INSTRUMENTS: The Cooperative does not engage in interest rate speculation. Derivative financial instruments are utilized to hedge interest rate risks and are not held for trading purposes.

The Cooperative enters into interest rate swap agreements to limit exposure to interest rate movements. Net payments or receipts are accrued into prepaid expenses and other current assets and/or other accrued expenses and are recorded as adjustments to interest expense. Interest rate instruments are entered into for periods no greater than the life of the underlying transaction being hedged. Management anticipates that all interest rate derivatives will be held to maturity. Any gains or losses on prematurely terminated interest rate derivatives will be recognized over the remaining life, if any, of the underlying transaction as an adjustment to interest expense.

NOTE 2. ACQUISITIONS

AGRIPAC FROZEN VEGETABLE BUSINESS: On February 23, 1999, PF Acquisition II, Inc. acquired the frozen vegetable business of Agripac, Inc. ("Agripac"), an Oregon cooperative. PF Acquisition II, Inc. conducts business under the name AgriFrozen Foods ("AgriFrozen") and was formed in January 1999 under the corporation laws of New York State and is a subsidiary of Pro-Fac. AgriFrozen was formed to acquire substantially all of the assets of Agripac related to its frozen vegetable processing business. On January 4, 1999 Agripac filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon. On January 22, 1999 Agripac, as debtor-in-possession, filed a motion with the Bankruptcy Court for authority to sell substantially all of the assets comprising its frozen food processing business. The bankruptcy court confirmed the sale of Agripac's frozen food processing assets to AgriFrozen by an order entered on February 18, 1999.

The purchase price for the assets was $80.5 million. AgriFrozen paid an additional $7.8 million in related expenses, including $6.4 million to prior member-growers of Agripac to obtain crop delivery agreements with AgriFrozen, and transaction expenses and miscellaneous costs totaling $1.4 million. AgriFrozen expects to pay an additional $1.2 million in severance costs associated with the acquisition and the implementation of AgriFrozen's business plan. In connection with, and as a condition to the consummation of the acquisition, AgriFrozen entered into a sufficient number of crop delivery contracts with prior member growers of Agripac acceptable to AgriFrozen.

The acquisition was accounted for under the purchase method of accounting. Under purchase accounting tangible and identifiable intangible assets acquired are recorded at their respective fair values. The valuations and other studies which will provide the basis for such an allocation have not progressed to a stage where there is sufficient information to make a final allocation in the accompanying financial statements. Accordingly, the purchase accounting adjustments made in the accompanying financial statements are preliminary.

In order to consummate the acquisition, AgriFrozen (i) entered into a credit facility with CoBank (the "CoBank Credit Facility") providing for $30 million of term loan borrowings and up to $60 million of revolving credit borrowings (the "CoBank Revolving Credit Facility") and (ii) issued a $12 million Subordinated Promissory Note to CoBank. Neither Pro-Fac nor Agrilink guaranteed the debts of AgriFrozen or otherwise pledged any of their respective properties as security for the CoBank financing. In fact, all of AgriFrozen's indebtedness is expressly without recourse to Pro-Fac and Agrilink.

Phase I environmental audits were performed on the facilities acquired from Agripac, including lease properties. A number of environmental conditions requiring remedial action have been identified, but none of them individually, or in the aggregate, are expected to exceed the $4.0 million of debt reduction for environmental remediation to be provided by CoBank.

As part of its business strategy, AgriFrozen has also entered into an administrative services agreement with Agrilink to provide it with certain management consulting and administrative services.

The effects of the Agripac acquisition are not material and accordingly, have been excluded from the pro forma information presented below.

ERIN'S GOURMET POPCORN: On January 5, 1999, the Company announced that it acquired the assets of Erin's Gourmet Popcorn ("Erin's"), a Seattle-based, ready-to-eat popcorn manufacturer. The acquisition was accounted for as a purchase. The purchase price was approximately $0.6 million. Intangibles of approximately $0.6 million were recorded in conjunction with this transaction and are being amortized over 3 to 30 years.

The effects of the Erin's acquisition are not material, and accordingly, have been excluded from the pro forma information presented below.

DEAN FOODS VEGETABLE COMPANY: On September 24, 1998, Agrilink acquired the Dean Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "Acquisition"). In connection with the Acquisition, Agrilink sold its aseptic business to Dean Foods. Agrilink paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Dean Foods Subordinated Promissory Note"), as consideration for the Acquisition. The Company has the right, exercisable until July 15, 1999, to require Dean Foods, jointly with the Company, to treat the Acquisition as an asset sale for tax purposes under
Section 338(h)(10) of the Internal Revenue Code. On April 15, 1999, the Company paid $13.2 million to Dean Foods and exercised the election.

After the Acquisition, DFVC was merged into the Company. DFVC has been one of the leading processors of vegetables in the United States, selling its products under well-known brand names, such as Birds Eye, Freshlike and Veg-All, and various private labels. The Company believes that the Acquisition strengthens its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.

The Acquisition was accounted for under the purchase method of accounting. Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective fair values. Goodwill associated with the Acquisition is being amortized over 30 years.

The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Cooperative and the acquired Dean Foods Vegetable Company as if the acquisition had occurred at the beginning of the 1998 fiscal year.

                                               Nine Months Ended
                                               -----------------
                                     March 27, 1999        March 28, 1998
                                     --------------        --------------
Net sales                              $1,017.5               $914.3
Income before extraordinary items      $   35.3               $ (3.3)
Net income                               $ 17.3                $(3.3)

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

Concurrently with the Acquisition, Agrilink refinanced its existing indebtedness (the "Refinancing"), including its 12 1/4 percent Senior Subordinated Notes due 2005 (the "Old Notes") and its then existing bank debt. On August 24, 1998, Agrilink commenced a tender offer (the "Tender Offer") for all the Old Notes and consent solicitation to certain amendments under the indenture governing the Old Notes to eliminate substantially all the restrictive covenants and certain events of default therein. Substantially all of the $160 million aggregate principal amount of the Old Notes were tendered and purchased by Agrilink for aggregate consideration of approximately $184 million, including accrued interest of $2.9 million. Agrilink also terminated its then existing bank facility (including seasonal borrowings) and repaid the $176.5 million, excluding interest owed and breakage fees outstanding thereunder. The Company recognized an extraordinary item of $18.0 million (net of income taxes) in the first quarter of fiscal 1999 relating to this refinancing.

In order to consummate the Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink: (i) entered into a new credit facility (the "New Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods. The Bridge Facility was repaid during November of 1998 principally with the proceeds from a new Senior Subordinated Note Offering (see NOTE 4 - "Debt - 11 7/8 Percent Senior Subordinated Notes"). Debt issue costs of $5.5 million associated with the Bridge Facility were expensed during the quarter ended December 26, 1998.

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

NOTE 3. AGREEMENTS WITH AGRILINK AND AGRIFROZEN

AGRILINK: The contractual relationship between Agrilink and Pro-Fac is defined in the Marketing and Facilitation Agreement. Under the agreement, the Company pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink, it may be more or less than the price Agrilink would pay in the open market in the absence of the agreement.

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

AGRIFROZEN: The contractual relationship between AgriFrozen and Pro-Fac is defined in the Marketing and Facilitation Agreement between AgriFrozen and Pro-Fac. Under the agreement, AgriFrozen will purchase raw products from Pro-Fac and will process and market the finished products. AgriFrozen will pay Pro-Fac CMV for the crops supplied by Pro-Fac. In addition, in any year in which AgriFrozen has earnings on any products sold which were processed from crops supplied by Pro-Fac, AgriFrozen will distribute such earnings to members of Pro-Fac. However, in the event AgriFrozen experiences any losses on Pro-Fac products, AgriFrozen will deduct the losses from the total CMV payable. The agreement permits AgriFrozen to pay 20% in cash and retain 80% of its earnings on Pro-Fac products as working capital.

Under the Marketing and Facilitation Agreement between AgriFrozen and Pro-Fac, the board of directors of AgriFrozen is required to consist of: (i) at least three and as many as five directors who are individuals who currently serve as directors of Pro-Fac and who are chosen by Pro-Fac's board of directors; (ii) one director who is nominated by the president of Agrilink from among Agrilink's management employees; and (iii) any number of disinterested directors who are to be elected from individuals suggested by the president of Agrilink. Disinterested directors are persons who are neither employees, shareholders, nor otherwise affiliated with Pro-Fac or AgriFrozen, but may include a disinterested director of Agrilink.

NOTE 4. DEBT

SUMMARY OF LONG-TERM DEBT:

                                                     March 27, 1999            June 27,    March 28,
                                           ---------------------------------
                                           Agrilink     AgriFrozen   Total        1998        1998
                                           --------     ----------   -----        ----        ----
Bank Debt                                  $446,800     $30,000     $476,800    $ 72,400    $ 69,900
Senior Subordinated Notes                   200,015           0      200,015     160,000     160,000
Subordinated Promissory Note                 30,407      12,000       42,407           0           0
Unamortized Discount on Subordinated
  Promissory Note                                 0      (7.977)      (7,977)          0           O
Other                                         7,060           0        7,060       5,608       5,658
                                           --------     -------     --------    --------    --------
Total Debt                                  684,282      34,023      718,305     238,008     235,558
Less Current Portion                         (8,731)          0       (8,731)     (8,071)     (8,070)
                                           --------     -------     --------    --------    --------
Total Long-Term Debt                       $675,551     $34,023     $709,574    $229,937    $227,488
                                           ========     =======     ========    ========    ========

AGRILINK DEBT

NEW CREDIT FACILITY (BANK DEBT): In connection with the Acquisition, the Company entered into the New Credit Facility with Harris Bank as Administrative Agent and Bank of Montreal as Syndication Agent, and the lenders thereunder. The New Credit Facility consists of the $200 million Revolving Credit Facility and the $455 million Term Loan Facility. The Term Loan Facility is comprised of the Term A Facility, which has a maturity of five years, the Term B Facility, which has a maturity of six years, and the Term C Facility, which has a maturity of seven years. The Revolving Credit Facility has a maturity of five years.

The New Credit Facility bears interest, at the Company's option, at the Administrative Agent's alternate base rate or the London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 2.75 percent for loans under the Term B Facility and (z) 3.00 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 2.75 percent for loans under the Revolving Credit Facility and the

Term A Facility, (y) 3.75 percent for loans under the Term B Facility and (z)
4.00 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Adminis-trative Agent or (ii) the Federal Funds rate plus 0.50 percent. In addition, the Company pays a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

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

The Term Loan Facility is subject to the following amortization schedule.

Fiscal Year    Term Loan A      Term Loan B     Term Loan C      Total
-----------    -----------      -----------     -----------      -----
                              (Dollars in millions)
  1999          $ 0.0           $  0.1           $  0.1        $   0.2
  2000            7.5              0.4              0.4            8.3
  2001           10.0              0.4              0.4           10.8
  2002           10.0              0.4              0.4           10.8
  2003           10.0              0.4              0.4           10.8
  2004           10.3              0.4              0.4           11.1
  2005            0.0            194.9              0.4          195.3
  2006            0.0              0.0            199.5          199.5
                -----           ------           ------         ------
                $47.8           $197.0           $202.0         $446.8
                =====           ======           ======         ======

The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the New Credit Facility. During the third quarter of fiscal 1999, the Company made mandatory prepayments of $8.0 million from proceeds of the sale of the peanut butter operations. In addition, during the third quarter principal payments of $0.1 million were made on each of the Term Loan A and Term Loan B facilities.

The Company's obligations under the New Credit Facility are secured by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's (excluding AgriFrozen) current and future subsidiaries, and (iii) all of the Company's rights under the agreement to acquire DFVC (principally indemnification rights) and the Marketing and Facilitation Agreement between Agrilink and Pro-Fac. The Company's obligations under the New Credit Facility are guaranteed by Pro-Fac (excluding AgriFrozen) and certain of the Company's current and future, if any, subsidiaries.

The New Credit Facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The New Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. According to the Credit Agreement, the assets, liabilities, and results of operations of AgriFrozen shall not be consolidated with Pro-Fac for purposes of determining compliance with the covenants. Pro-Fac and the Company are in compliance with all covenants, restrictions and requirements under the terms of the New Credit Facility.

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

SENIOR SUBORDINATED NOTES - 11 7/8 PERCENT (DUE 2008): To extinguish the Subordinated Bridge Facility, the Company issued Senior Subordinated Notes ("New Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the New Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

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

SUBORDINATED BRIDGE FACILITY: To complete the Acquisition, the Company entered into a Subordinated Bridge Facility (the "Bridge Facility"). During November 1998, the net proceeds from the sale of the New Notes, together with borrowings under the Revolving Credit Facility, were used to repay all the indebtedness outstanding ($200 million plus accrued interest) under the Bridge Facility. The outstanding indebtedness under the Bridge Facility accrued interest at an approximate rate per annum of 10 1/2 percent. Debt issuance costs associated with the Bridge Facility of $5.5 million were fully amortized during the second quarter.

DEAN FOODS SUBORDINATED PROMISSORY NOTE: As partial consideration for the Acquisition, the Company issued to Dean Foods the Dean Foods Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the note is payable quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by the Company of additional subordinated promissory notes identical to the note. The Company satisfied this requirement through the issuance of two additional promissory notes each for approximately $0.4 million on December 31, 1998 and March 31, 1999. Interest accruing after November 22, 2003 is payable in cash. The notes may be prepaid at the Company's option without premium or penalty.

The note is expressly subordinate to the New Notes and the New Credit Facility and contains no financial covenants. The note is guaranteed by Pro-Fac.

SENIOR SUBORDINATED NOTES - 12 1/4 PERCENT (DUE 2005): In conjunction with the Acquisition, the Company repurchased $159,985,000 principal amount of its Old Notes, of which $160 million aggregate principal amount was previously outstanding. The Company paid a total of approximately $184 million to repurchase the Old Notes, including interest accrued thereon of $2.9 million. Holders who tendered consented to certain amendments to the indenture relating to the Old Notes, which eliminated or amended substantially all the restrictive covenants and certain events of default contained in such indenture. The Company may repurchase the remaining Old Notes in the future in open market transactions, privately negotiated purchases or otherwise.

AGRIFROZEN DEBT

COBANK CREDIT FACILITY (BANK DEBT): In connection with the acquisition of Agripac's frozen vegetable processing business, AgriFrozen entered into the CoBank Credit Facility with CoBank as administrative agent for the lenders thereunder. The CoBank Credit Facility consists of a $30 million term loan facility and a revolving credit facility which mature June 29, 2002. The revolving credit facility commitment is $60 million for fiscal 1999, $55 million for fiscal 2000 and in each year thereafter it is $50 million.

The CoBank term loan facility bears interest, at the Company's option, at a fixed or variable rate. The fixed rate is CoBank's cost of funds plus 4.19 percent. The variable rate is CoBank's "National Variable Rate," which is a reference rate established by CoBank. In addition, Agrifrozen will pay a commitment fee calculated at a rate of 0.50 percent per annum on the amount by which the lesser of (i) the CoBank revolving credit facility commitment or (ii) $50 million, exceeds the average daily aggregate of the revolving credit facility advances. There is an interest cap, which includes the fees on the CoBank Revolving Credit Facility, of $1,925,000 for the initial period ending June 26, 1999 and $5.5 million for each subsequent fiscal year.

AgriFrozen's obligations under the CoBank Credit Facility are secured by a first-priority lien on substantially all existing or after acquired assets, tangible or intangible, of AgriFrozen.

AgriFrozen's obligations under the CoBank Credit Facility are not guaranteed by Pro-Fac or Agrilink and are expressly nonrecourse as to Pro-Fac and Agrilink.

The CoBank Credit Facility contains customary covenants and restrictions on AgriFrozen's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on consolidations, mergers, sale of assets, acquisitions and transactions with affiliates and third parties (iii) limitations on dividends and other distributions and (iv) limitations on capital expenditures and administrative expenses. The CoBank Credit Facility also contains financial covenants that are effective beginning in fiscal 2000. The covenants require AgriFrozen to maintain a minimum level of EBITDA and a maximum leverage ratio. AgriFrozen is in compliance with the restrictions and requirements under the terms of the CoBank Credit Facility.

COBANK SUBORDINATED PROMISSORY NOTE: As partial consideration for the acquisition of Agripac's frozen vegetable processing business, AgriFrozen issued to CoBank the CoBank Subordinated Promissory Note for $12 million aggregate principal amount. Interest on the note is payable quarterly in arrears commencing February 22, 2004 at a rate per annum of 5%, and at a rate of 7% thereafter. As the stated rates on the note are below market value, AgriFrozen has imputed the appropriate discount utilizing an effective interest rate of 13%. Interest accruing for the period from February 22, 2004 until February 22, 2009 is payable in kind through the issuance by AgriFrozen of additional subordinated promissory notes identical to the note. Quarterly principal payments are due commencing March 31, 2009 each equal to 1/40 of the principal balance on March 31, 2009 with a final lump-sum payment due February 22, 2014. The note may be prepaid at AgriFrozen's option without premium or penalty.

The note is expressly subordinate to the CoBank Credit Facility. The note is secured by the assets of AgriFrozen, but it is not guaranteed by Pro-Fac or Agrilink and is expressly nonrecourse as to Pro-Fac and Agrilink.

NOTE 5. OTHER MATTERS

RESTRUCTURING: During the third quarter of fiscal 1999, the Company began implementation of a corporate-wide restructuring program. The overall objectives of the plan are to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits (which will improve annual earnings by approximately $8.0 million). Efforts will focus on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel will include operational and administrative positions. The majority of such termination benefits will be liquidated during the next 12 months.

SALE OF CANNED VEGETABLE BUSINESS: In March, 1999 a letter of intent was signed by Agrilink with Hoopeston Foods, Inc. ("Hoopeston") for Hoopeston to acquire the assets of the private label canned vegetable business. Hoopeston would acquire three processing facilities located in Arlington, Minnesota, Hortonville and Cambria, Wisconsin, and the machinery and equipment used in the Fond du Lac, leased Wisconsin facility.

The transaction is subject to certain conditions, including negotiation and finalization of agreements, further due diligence, and board approval.

SALE OF ADAMS BRAND PEANUT BUTTER OPERATIONS: On January 29, 1999, the Company sold the Adams brand peanut butter operations to the J.M. Smucker Company. The Company received proceeds of approximately $13.5 million which were applied to the New Credit Facility. A gain of approximately $3.5 million was recognized on this transaction.

ARLINGTON CANNED VEGETABLE FACILITY FIRE: In January 1999, a plant operated by the Company in Arlington, Minnesota, was damaged by fire. All material costs associated with the repairs and business interruption are anticipated to be covered under the Company's insurance policies.

ALTON WAREHOUSE: In January 1999, a warehouse owned by the Company in Alton, New York, was damaged when excessive snowfall caused the roof to collapse. All material costs associated with the repairs are anticipated to be covered under the Company's insurance policies.

DIVIDENDS: Subsequent to quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $1.6 million and were paid on April 30, 1999.

Agrilink declared and paid a dividend of $7.5 million to its parent, Pro-Fac, in the third quarter of fiscal 1999.

NOTE 6. SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation ("Subsidiary Guarantors"), wholly-owned subsidiaries of the Company, have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of the Company with respect to the Company's 11 7/8 percent Senior Subordinated Notes due 2008 and the New Credit Facility. The covenants in the New Notes and the New Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to the Company.

Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that such financial statements and other disclosures are not material. Accordingly, set forth below is certain summarized financial information derived from unaudited historical financial information for the Subsidiary Guarantors, on a combined basis.

(DOLLARS IN THOUSANDS)

                                                           Three Months Ended             Nine Months Ended
                                                        --------------------------     ------------------------
                                                        March 27,        March 28,     March 27,      March 28,
                                                          1999             1998          1999           1998
                                                        --------         ---------     ---------      ---------
SUMMARIZED STATEMENT OF OPERATIONS:
  Net sales                                             $  8,237          $2,841      $ 14,565         $8,708
  Gross profit                                             6,067           1,192         9,204          3,771
  Income from continuing operations                        5,515             369         6,569          1,270
  Net income                                               3,576             225         4,219            775

SUMMARIZED BALANCE SHEET:
  Current assets                                        $  1,985          $2,011      $  1,985         $2,011
  Noncurrent assets                                      219,508           7,227       219,508          7,227
  Current liabilities                                      2,649             691         2,649            691

On March 2, 1999, the Company transferred trademarks valued at $212.6 million to Linden Oaks Corporation. By consolidating the trademarks into a separate subsidiary, Agrilink will be able to monitor more closely and efficiently the benefits associated with its trademarks. The royalty fees that are earned by Linden Oaks Corporation in connection with the trademarks are insignificant with respect to the Cooperative's Consolidated Statement of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations and Net Proceeds in the third quarter and first nine months of fiscal 1999 versus such periods in fiscal 1998.

Pro-Fac Cooperative, Inc.'s ("Pro-Fac" or the "Cooperative") wholly-owned subsidiary, Agrilink Foods, Inc. ("Agrilink" or the "Company") has four primary product lines: Vegetables, Fruits, Snacks and Canned Meals. The Cooperative's subsidiary, PF Acquisition II, Inc., has vegetables as its one primary product line. The majority of each of the product lines' net sales are within the United States. In addition, the Cooperative's operating facilities, except for one facility in Mexico, are within the United States.

The vegetable product line consists of canned and frozen vegetables, chili beans, pickles, and various other products. Branded products within the vegetable product line include Birdseye, Veg-All, McKenzies and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snacks product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snacks category include Tim's Cascade Chips, Snyder of Berlin, La Restaurante, and Mathews. The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Branded products within the canned meals category include Nalley's.

The following tables illustrate the results of operations by business unit for the three- and nine-month periods ended March 27, 1999 and March 28, 1998, and the Cooperative's total assets by product line as of March 27, 1999 and March 28, 1998.

NET SALES
(DOLLARS IN MILLIONS)

                               Three Months Ended                Nine Months Ended
                       ---------------------------------  -----------------------------
                         March 27,          March 28,         March 27,      March 28,
                           1999               1998              1999           1998
                       --------------    ---------------  --------------  -------------
                               % of              % of              % of           % of
                         $     Total        $    Total       $     Total     $    Total
                      ------   -----     ------  -----    ------   -----   -----  -----
Vegetables             282.0    78.1       66.3   40.6     637.7   69.3    205.0   37.8
Fruits                  22.0     6.1       22.1   13.6      90.4    9.8     96.6   17.8
Snacks                  23.2     6.4       19.6   12.0      67.6    7.3     62.1   11.5
Canned Meals            18.6     5.1       16.2    9.9      51.3    5.6     51.7    9.5
Other                   12.5     3.5       13.2    8.1      37.8    4.1     43.5    8.0
                      ------   -----     ------  -----    ------   -----   -----  -----
  Continuing segments  358.3    99.2      137.4   84.2     884.8   96.1    458.9   84.6
Businesses sold          2.9      .8       25.8   15.8      35.7    3.9     83.3   15.4
                      ------   -----     ------  -----    ------   -----   -----  -----
   Total(1)           $361.2   100.0%    $163.2  100.0%   $920.5   100.0%  542.2  100.0%
                      ======   =====     ======  =====    ======   =====   =====  =====




(1) Includes the net sales of operations sold. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

OPERATING INCOME(1)
(DOLLARS IN MILLIONS)

                               Three Months Ended                Nine Months Ended
                       ---------------------------------  ------------------------------
                         March 27,          March 28,         March 27,      March 28,
                           1999               1998              1999           1998
                       --------------    ---------------  --------------  --------------
                               % of              % of              % of           % of
                         $     Total        $    Total       $     Total     $     Total
                       -----   -----      -----  -----     -----   ------  -----  ------
Vegetables              18.4    79.6        4.2   37.5      43.1    64.7    12.3    26.6
Fruits                   1.6     6.9        3.2   28.6      10.8    16.2    17.0    36.8
Snacks                   1.1     4.8        1.3   11.6       4.9     7.4     5.8    12.6
Canned Meals             2.4    10.4        1.8   16.1       5.7     8.6     7.5    16.2
Other                    0.5     2.2        (.3)  (2.7)      1.6     2.4      .8    1.7
                       -----   -----      -----  -----     -----   ------  -----   -----
  Continuing segments   24.0   103.9       10.2   91.1      66.1    99.3    43.4   93.9
Corporate overhead      (0.6)   (2.6)      (2.5) (22.3)     (3.0)   (4.5)   (8.2) (17.7)
                       -----   -----      -----  -----     -----   ------  -----  ------
  Continuing operations 23.4   101.3        7.7   68.8      63.1    94.8    35.2   76.2
Businesses sold(2)      (0.3)   (1.3)       3.5   31.2       3.5     5.2    11.0   23.8
                       -----   -----      -----  -----     -----   ------  -----  ------
   Total3              $23.1   100.0%     $11.2  100.0%    $66.6   100.0%  $46.2  100.0%
                       =====   =====      =====  =====     =====   =====   =====  =====



(1) Excludes the gain on sales of assets and the restructuring charge. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

(2) Represents the operating results of the operations sold. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

(3) Operating income less interest expense and the amortization of debt issue costs associated with the Bridge Facility of $20.0 million and $7.7 million for the three months ended March 27, 1999 and March 28, 1998, respectively; and $52.5 million and $23.5 million for the nine months ended March 27, 1999 and March 28, 1998, respectively; results in income before taxes, dividends, allocation of net proceeds and extraordinary item. Management does not allocate interest expense and corporate overhead to product lines when evaluating product line performance.

EBITDA12
(DOLLARS IN MILLIONS)

                                 Three Months Ended                Nine Months Ended
                         ---------------------------------  ------------------------------
                           March 27,          March 28,         March 27,      March 28,
                             1999               1998              1999           1998
                         --------------    ---------------  --------------  --------------
                                 % of              % of              % of            % of
                           $     Total        $    Total       $     Total     $      Total
                         -----   -----      -----  -----     -----   -----   -----   -----
Vegetables                24.4    77.4        7.4   44.8      62.7    67.0    20.7    33.1
Fruits                     2.2     7.0        4.0   24.3      12.4    13.2    19.9    31.8
Snacks                     1.7     5.4        1.9   11.5       6.7     7.2     7.4    11.9
Canned Meals               2.9     9.2        2.2   13.3       7.3     7.8     8.8    14.1
Other                      0.9     2.9       (0.4)  (2.4)      2.9     3.1     1.7     2.7
                         -----   -----      -----  -----     -----   ------  -----   -----
  Continuing segments     32.1   101.9       15.1   91.5      92.0    98.3    58.5    93.6
Corporate overhead        (0.6)   (1.9)      (2.6) (15.7)     (2.9)   (3.1)   (8.2)  (13.1)
                         -----   -----      -----  -----     -----   ------  -----   -----
  Continuing operations   31.5   100.0       12.5   75.8      89.1    95.2    50.3    80.5
Businesses sold(3)         0.0     0.0        4.0   24.2       4.5     4.8    12.2    19.5
                         -----   -----      -----  -----     -----   -----   -----   -----
  Total                  $31.5   100.0%     $16.5  100.0%    $93.6   100.0%  $62.5   100.0%
                         =====   =====      =====  =====     =====   =====   =====   =====


(1) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of income before taxes, dividends, allocation of net proceeds, extraordinary item, interest expense, amortization of debt issue costs associated with the Bridge Facility, depreciation and amortization of goodwill and other intangibles.

    EBITDA should not be considered as an alternative to net income or cash flows from operations or any other generally acaccounting principles measure of performance or as a measure of liquidity.

    EBITDA is included herein because the Cooperative believes EBITDA is a financial indicator of a company's ability to service debt.

    EBITDA as calculated by the Cooperative may not be comparable to calculations as presented by other companies.

(2) Excludes the gains on the sales of assets and the restructuring charge. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

(3) Represents the operating results of the operations sold. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

TOTAL ASSETS
(DOLLARS IN MILLIONS)

                             March 27, 1999           March 28, 1998
                          ----------------------   --------------------
                                         % of                     % of
                              $         Total           $        Total
                         --------       -----        ------     ------
Vegetables                  980.9       78.1          274.5      46.4
Fruits                       87.6        7.0           89.5      15.1
Snacks                       37.4        3.0           38.6       6.5
Canned Meals                 46.9        3.7           47.9       8.1
Other                        42.7        3.4           46.4       7.8
                         --------       -----        ------     ------
  Continuing segments     1,195.5       95.2          496.9      83.9
Corporate                    59.3        4.7           47.1       8.0
Businesses sold(1)            0.0        0.0           43.2       7.3
Assets held for sale          0.9        0.1            4.5        .8
                         --------       -----        ------     -----
  Total                  $1,255.7      100.0%        $591.7     100.0%
                         ========      =====         ======     =====


(1) Includes the assets of the operations sold. See NOTES 2 and 5 to the "Notes to Consolidated Statements."

CHANGES FROM THIRD QUARTER FISCAL 1999 TO THIRD QUARTER FISCAL 1998

The net loss for the third quarter of fiscal 1999 of $2.8 million represents a $5.0 million decrease as compared to the third quarter of fiscal 1998 net income of $2.2 million. The net loss for the third quarter of fiscal 1999 was significantly impacted by the increase in interest expense associated with the DFVC Acquisition and the $5.0 million restructuring charge recorded. Accordingly, management believes an evaluation of EBITDA on a continuing operations basis, as presented on page 15, is more appropriate as it allows the operations of the business to be reviewed in a consistent manner. EBITDA from continuing operations increased $19.0 million, or 152.0 percent, to $31.5 million in the third quarter of the current fiscal year from $12.5 million in the third quarter of the prior fiscal year. This change is primarily attributable to the increase within the vegetable product line as a result of the DFVC Acquisition.

NET SALES: Total net sales for the quarter increased $198.0 million, or 121.3 percent, to $361.2 million in the third quarter of fiscal 1999 from $163.2 million in the third quarter of fiscal 1998. Excluding businesses sold, net sales increased by $220.9 million to $358.3 million in the third quarter of fiscal 1999 from $137.4 million in the third quarter of fiscal 1998. This change is primarily attributable to an increase of $200.1 million and $9.0 million within the vegetable product line as a result of the DFVC and Agripac acquisitions, respectively, and a net increase of $6.6 million due to net improvements in unit volume.

Net sales within snacks increased $3.6 million as a result of unit volume.

Canned meals increased $2.4 million primarily attributable to the introduction of Nalley's Meals-for-Now. Meals-for-Now is a new line that offers a complete ready-to-eat meal in a can.

GROSS PROFIT: Gross profit of $110.4 million in the quarter ended March 27, 1999 increased approximately $65.5 million, or 145.9 percent, from $44.9 million in the quarter ended March 28, 1998. Excluding the impact of businesses sold, gross profit increased $71.8 million or 187.3 percent. This change is primarily attributable to an increase of $75.5 million within the vegetable product line as a result of the DFVC Acquisition. This increase was offset by a reduction within the preexisting vegetable operations due to sales mix and competitive pricing resulting from higher industry stock levels.

SELLING, ADMINISTRATIVE, AND GENERAL EXPENSES: Selling, administrative, and general expenses have increased $53.8 million as compared with the third quarter of the prior fiscal year. The acquisitions of DFVC and Agripac accounted for $54.4 million and $1.2 million of such increase, respectively. The offsetting decrease is impacted by reductions in the Company's incentive programs.

GAINS ON SALES OF ASSETS: In conjunction with the Acquisition, the Company sold its aseptic business to Dean Foods. The final purchase price of $80 million was determined in the third quarter of fiscal 1999 based upon a final appraisal performed by an independent appraiser. The gain on the sale was appropriately adjusted to reflect the final purchase price.

On January 29, 1999, the Company sold the Adams brand peanut butter operation to the J.M. Smucker Company. The Company received proceeds of approximately $13.5 million which were applied to the New Credit Facility. A gain of approximately $3.5 million was recognized on this transaction.

RESTRUCTURING: Implementation of a corporate-wide restructuring program resulted in a charge of $5.0 million in the third quarter of fiscal 1999. See NOTE 5 to the "Notes to Consolidated Financial Statements."

INCOME FROM GREAT LAKES KRAUT LLC: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture formed between Agrilink and Flanagan Brothers, Inc. on July 1, 1997. The increase of $0.2 million is attributable to improvements in these operations.

INTEREST EXPENSE: Interest expense increased $12.3 million to $20.0 million in the third quarter of fiscal 1999 from $7.7 million in the third quarter of fiscal 1998. This increase is associated with debt to finance the DFVC Acquisition and higher levels of seasonal borrowings to fund changes in operating activities.

PROVISION FOR TAXES: The provision for taxes increased $0.1 million to $1.4 million in the third quarter of fiscal 1999 from $1.3 million in the third quarter of fiscal 1998. The Cooperative's effective tax rate is impacted by the net proceeds distributed to members and the non-deductibility of certain amounts of goodwill. The provision was also impacted by the change in fiscal 1999 earnings.

CHANGES FROM FIRST NINE MONTHS FISCAL 1999 TO FIRST NINE MONTHS FISCAL 1998

Net income for the first nine months of fiscal 1999 of $27.5 million represented a $11.6 million increase over the first nine months of fiscal 1998 net income of $15.9 million. Comparability of these results is difficult as net income for fiscal 1999 has been impacted by gains on the sales of assets, the restructuring charge, the increase in interest expense associated with the DFVC Acquisition, the amortization of debt issue costs associated with the Bridge Facility, and the extraordinary item relating to the early extinguishment of debt. Accordingly, management believes an evaluation of EBITDA on a continuing basis, as presented on page 15, is more appropriate as it allows the operations of the business to be reviewed in a more consistent manner. EBITDA from continuing operations increased $38.8 million, or 77.1 percent, to $89.1 million in the first nine months of the current fiscal year from $50.3 million in the first nine months of the prior fiscal year. This change is primarily attributable to the increase within the vegetable product line as a result of the DFVC Acquisition offset by a decline in preexisting vegetable operations attributable to a reduction due to sales mix and competitive pricing. In addition, the fruit product line decreased as a result of changes in pricing and product mix.

NET SALES: Total net sales for the first nine months increased $378.3 million, or 69.8 percent, to $920.5 million in the first nine months of fiscal 1999 from $542.2 million in the first nine months of fiscal 1998. Excluding businesses sold, net sales increased by $425.9 million, or 92.8 percent, to $884.8 million in the first nine months of fiscal 1999 from $458.9 million in the first nine months of fiscal 1998.

The increase in net sales is primarily attributable to the $398.3 million and $9.0 million increase within the vegetable product line as a result of the DFVC and Agripac acquisitions, respectively. In addition, preexisting vegetable operations accounted for the remaining increase of $25.4 million. This increase was attributable to net improvements in volume.

Net sales for the fruit product line decreased $6.2 million as a result of changes in pricing and product mix, which included a reduction in branded volume and an increase in private label volume.

Net sales for snacks increased by $5.5 million in the first nine months of fiscal 1999 as a result of unit volume.

GROSS PROFIT: Gross profit of $279.2 million in the nine months ended March 27, 1999 increased approximately $126.1 million, or 82.4 percent, from $153.1 million in the first nine months ended March 28, 1998. Excluding the impact of businesses sold, gross profit increased $137.2 million or 101.9 percent.

This change is primarily attributable to an increase of $143.2 million within the vegetable product line as a result of the DFVC Acquisition. This increase was offset by a decline of $6.9 million in the fruit product line due to changes in pricing and product mix. See "Net Sales" section above. Increases in net sales within snacks resulted in margin improvements of $1.3 million.

SELLING, ADMINISTRATIVE, AND GENERAL EXPENSES: Selling, administrative, and general expenses have increased $106.5 million as compared with the first nine months of the prior fiscal year. The acquisitions of DFVC and Agripac accounted for $106.6 million and $1.2 million of such increase, respectively. The offsetting decrease is impacted by reductions in the Company's incentive programs.

GAINS ON SALES OF ASSETS: In conjunction with the Acquisition, the Company sold its aseptic business to Dean Foods. The final purchase price of $80 million was determined in the third quarter of fiscal 1999 based upon a final appraisal performed by an independent appraiser. The gain on the sale was appropriately adjusted to reflect the final purchase price.

On January 29, 1999, the Company sold the Adams brand peanut butter operation to the J.M. Smucker Company. The Company received proceeds of approximately $13.5 million which were applied to the New Credit Facility. A gain of approximately $3.5 million was recognized on this transaction.

RESTRUCTURING: Implementation of a corporate-wide restructuring program resulted in a charge of $5.0 million in the third quarter of fiscal 1999. See NOTE 5 to the "Notes to Consolidated Financial Statements."

INCOME FROM GREAT LAKES KRAUT LLC: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture formed between Agrilink and Flanagan Brothers, Inc. on July 1, 1997. The increase of $1.0 million is attributable to improvements in these operations.

INTEREST EXPENSE: Interest expense increased $23.5 million to $47.0 million in the first nine months of fiscal 1999 from $23.5 million in the first nine months of fiscal 1998. This increase is associated with debt to finance the DFVC Acquisition and higher levels of seasonal borrowings to fund changes in operating activities.

AMORTIZATION OF DEBT ISSUE COSTS ASSOCIATED WITH THE BRIDGE FACILITY: In order to consummate the DFVC Acquisition, the Company entered into a $200 million bridge loan facility (the "Bridge Facility"). The Bridge Facility was repaid with the proceeds from the new senior subordinated note offering (see NOTE 4 - "Debt - 11 7/8 Percent Senior Subordinated Notes due 2008"). Debt issuance costs associated with the Bridge Facility were $5.5 million and were fully amortized during the second quarter of fiscal 1999.

PROVISION FOR TAXES: The provision for taxes increased $21.5 million to $28.3 million in the first nine months of fiscal 1999 from $6.8 million in the first nine months of fiscal 1998. Of this net increase, $25.2 million is attributable to the provision associated with the gain on the sale of assets. The amount was offset by a $2.1 million benefit associated with the amortization of debt issue costs associated with the Bridge Facility. The remaining variance results from the change in earnings before tax. The Cooperative's effective tax rate is negatively impacted by the net proceeds distributed to members and the non-deductibility of certain amounts of goodwill.

EXTRAORDINARY ITEM RELATING TO THE EARLY EXTINGUISHMENT OF Debt: Concurrently with the Acquisition, the Company refinanced its existing indebtedness, including its 12 1/4 percent Senior Subordinated Notes due 2005 and its then existing bank debt. Premiums and breakage fees associated with early redemptions and other fees incurred amounted to $18.0 million (net of applicable income taxes of $10.4 million).

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Unaudited Consolidated Statement of Cash Flows" for the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998.

Net cash used in operating activities increased $23.3 million over the prior fiscal year. This increase primarily results from variances within accounts receivable and accounts payable due to the timing of liquidation of outstanding balances and an increase in estimated tax payments. The net change in operating activities has also been impacted by the inclusion of operating activities from the DFVC Acquisition.

Net cash used in investing activities increased significantly due to the DFVC Acquisition offset by the subsequent sale of assets, including the disposal of an idle facility held for sale. The purchase of property, plant and equipment increased $2.8 million to $13.4 million for the nine months ended March 27, 1999 from $10.6 million for the nine months ended March 28, 1998 and was for general operating purposes.

Net cash provided by financing activities increased significantly due to the DFVC Acquisition and the activities completed concurrent with the Acquisition to refinance existing indebtedness. The increase is also a result of financing the Agripac acquisition. See further discussion at "Liquidity and Capital Resources" below and at NOTE 4 - "Debt" to the "Notes to Consolidated Financial Statements" included herein.

In addition, seasonal borrowings increased during the first nine months of fiscal 1999 due to financing the Agripac acquisition and funding additional working capital requirements associated with the DFVC Acquisition.

AGRILINK DEBT

NEW CREDIT FACILITY (BANK DEBT): In connection with the Acquisition, the Company entered into the New Credit Facility with Harris Bank as Administrative Agent and Bank of Montreal as Syndication Agent, and the lenders thereunder. The New Credit Facility consists of the $200 million Revolving Credit Facility and the $455 million Term Loan Facility. The Term Loan Facility is comprised of the Term A Facility, which has a maturity of five years, the Term B Facility, which has a maturity of six years, and the Term C Facility, which has a maturity of seven years. The Revolving Credit Facility has a maturity of five years.

The New Credit Facility bears interest, at the Company's option, at the Administrative Agent's alternate base rate or LIBOR plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for loans under the Revolving Credit Facility and the Term A Facility,
(y) 2.75 percent for loans under the Term B Facility and (z) 3.00 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 2.75 percent for loans under the Revolving Credit Facility and the Term A Facility,
(y) 3.75 percent for loans under the Term B Facility and (z) 4.00 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. In addition, the Company pays a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

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

The Term Loan Facility is subject to the following amortization schedule.

Fiscal Year    Term Loan A      Term Loan B     Term Loan C     Total
-----------    -----------      -----------     -----------     -----
                           (Dollars in millions)
   1999           $0.0            $ 0.1            $ 0.1          $ 0.2
   2000            7.5              0.4              0.4            8.3
   2001           10.0              0.4              0.4           10.8
   2002           10.0              0.4              0.4           10.8
   2003           10.0              0.4              0.4           10.8
   2004           10.3              0.4              0.4           11.1
   2005            0.0            194.9              0.4          195.3
   2006            0.0              0.0            199.5          199.5
                 -----           ------           ------         ------
                 $47.8           $197.0           $202.0         $446.8
                 =====           ======           ======         ======

The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the New Credit Facility. During the third quarter of fiscal 1999, the Company made mandatory prepayments of $8.0 million from proceeds of the sale of the peanut butter operations. In addition, during the third quarter principal payments of $0.1 million were made on each of the Term Loan A and Term Loan B facilities.

The Company's obligations under the New Credit Facility are secured by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's (excluding AgriFrozen) current and future subsidiaries, and (iii) all of the Company's rights under the agreement to acquire DFVC (principally indemnification rights) and the Marketing and Facilitation Agreement between Agrilink and Pro-Fac. The Company's obligations under the New Credit Facility are guaranteed by Pro-Fac (excluding AgriFrozen) and certain of the Company's current and future, if any, subsidiaries.

The New Credit Facility contains customary covenants and restrictions on the Company's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The New Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. According to the Credit Agreement, the assets, liabilities, and results of operations of AgriFrozen shall not be consolidated with Pro-Fac for purposes of determining compliance with the covenants. Pro-Fac and the Company are in compliance with all covenants, restrictions and requirements under the terms of the New Credit Facility.

SENIOR SUBORDINATED NOTES - 11 7/8 PERCENT (DUE 2008): To extinguish the Bridge Facility, the Company issued Senior Subordinated Notes ("New Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the New Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

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

DEAN FOODS SUBORDINATED PROMISSORY NOTE: As partial consideration for the Acquisition, the Company issued to Dean Foods the Dean Foods Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the note is payable quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by the Company of additional subordinated promissory notes identical to the note. The Company satisfied this requirement through the issuance of two additional promissory notes each for approximately $0.4 million on December 31, 1998 and March 31, 1999. Interest accruing after November 22, 2003 is payable in cash. The notes may be prepaid at the Company's option without premium or penalty.

The note is expressly subordinate to the New Notes and the New Credit Facility and contains no financial covenants. The note is guaranteed by Pro-Fac.

SENIOR SUBORDINATED NOTES - 12 1/4 PERCENT (DUE 2005): In conjunction with the Acquisition, the Company repurchased $159,985,000 principal amount of its Old Notes, of which $160 million aggregate principal amount was previously outstanding. The Company paid a total of approximately $184 million to repurchase the Old Notes, including interest accrued thereon of $2.9 million. Holders who tendered consented to certain amendments to the indenture relating to the Old Notes, which eliminated or amended substantially all the restrictive covenants and certain events of default contained in such indenture. The Company may repurchase the remaining Old Notes in the future in open market transactions, privately negotiated purchases or otherwise.

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

The following is a summary of the Company's interest rate swap agreements:

                                            March 27, 1999
                                            --------------
Interest Rate Swap:
Variable to Fixed - notional amount          $250,000,000
  Average pay rate                            4.96-5.32%
  Average receive rate                           5.07%
  Maturities through                             2001

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

AGRIFROZEN DEBT

COBANK CREDIT FACILITY (BANK DEBT): In connection with the acquisition of Agripac's frozen vegetable processing business, AgriFrozen entered into the CoBank Credit Facility with CoBank as administrative agent for the lenders thereunder. The CoBank Credit Facility consists of a $30 million term loan facility and a revolving credit facility which mature June 29, 2002. The revolving credit facility commitment is $60 million for fiscal 1999, $55 million for fiscal 2000 and in each year thereafter it is $50 million.

The CoBank term loan facility bears interest, at the Company's option, at a fixed or variable rate. The fixed rate is CoBank's cost of funds plus 4.19 percent. The variable rate is CoBank's "National Variable Rate," which is a reference rate established by CoBank. In addition, Agrifrozen will pay a commitment fee calculated at a rate of 0.50 percent per annum on the amount by which the lesser of (i) the CoBank revolving credit facility commitment or (ii) $50 million, exceeds the average daily aggregate of the revolving credit facility advances. There is an interest cap, which includes the fees on the CoBank Revolving Credit Facility, of $1,925,000 for the initial period ending June 26, 1999 and $5.5 million for each subsequent fiscal year.

AgriFrozen's obligations under the CoBank Credit Facility are secured by a first-priority lien on substantially all existing or after acquired assets, tangible or intangible, of AgriFrozen.

AgriFrozen's obligations under the CoBank Credit Facility are not guaranteed by Pro-Fac or Agrilink and are expressly nonrecourse as to Pro-Fac and Agrilink.

The CoBank Credit Facility contains customary covenants and restrictions on AgriFrozen's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on consolidations, mergers, sale of assets, acquisitions and transactions with affiliates and third parties (iii) limitations on dividends and other distributions and (iv) limitations on capital expenditures and administrative expenses. The CoBank Credit Facility also contains financial covenants that are effective beginning in fiscal 2000. The covenants require AgriFrozen to maintain a minimum level of EBITDA and a maximum leverage ratio. AgriFrozen is in compliance with the restrictions and requirements under the terms of the CoBank Credit Facility.

COBANK SUBORDINATED PROMISSORY NOTE: As partial consideration for the acquisition of Agripac's frozen vegetable processing business, AgriFrozen issued to CoBank the CoBank Subordinated Promissory Note for $12 million aggregate principal amount. Interest on the note is payable quarterly in arrears commencing February 22, 2004 at a rate per annum of 5%, and at a rate of 7% thereafter. As the stated rates on the note are below market value, AgriFrozen has imputed the appropriate discount utilizing an effective interest rate of 13%. Interest accruing for the period from February 22, 2004 until February 22, 2009 is payable in kind through the issuance by AgriFrozen of additional subordinated promissory notes identical to the note. Quarterly principal payments are due commencing March 31, 2009 each equal to 1/40 of the principal balance on March 31, 2009 with a final lump-sum payment due February 22, 2014. The note may be prepaid at AgriFrozen's option without premium or penalty.

The note is expressly subordinate to the CoBank Credit Facility. The note is secured by the assets of AgriFrozen, but it is not guaranteed by Pro-Fac or Agrilink and is expressly nonrecourse as to Pro-Fac and Agrilink.

OTHER MATTERS

RESTRUCTURING: During the third quarter of fiscal 1999, the Company began implementation of a corporate-wide restructuring program. The overall objectives of the plan are to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits (which will improve annual earnings by approximately $8.0 million). Efforts will focus on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel will include operational and administrative positions. The majority of such termination benefits will be liquidated during the next 12 months.

SNYDER OF BERLIN FACILITY STRIKE: In April 1999, approximately 160 workers at the Company's Snyder of Berlin facility in Berlin, Pennsylvania went out on strike. The Snyder facility employs a total of approximately 370 people, approximately 160 are members of the union. The Company is currently producing the snack products otherwise produced at that the Snyder facility at outside locations. Sales of the Company's Snyder products represent less than 4% of the Company's total business. The Company is negotiating with the union. To date the strike has not had a material impact on the Company's financial condition or operations.

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

The crop and yield resulting from the 1998 growing season has resulted in an increased supply throughout the industry. Accordingly, pricing began to be negatively impacted during the third quarter. Management believes this trend will continue during the fourth quarter.

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

Prior to AgriFrozen's acquisition of Agripac's frozen vegetable processing business, the Cooperative conducted an analysis of Agripac's associated computer hardware and software systems. Based on this analysis, AgriFrozen is currently in the process of replacing its computer hardware with year 2000 compliant hardware and has entered into a sublease with Agrilink pursuant to which it will license Agrilink's software systems. AgriFrozen expects that its computer hardware replacement and software conversion will be completed on or before November 1999. The software conversion is not expected to have a material adverse impact on AgriFrozen's operations. Also before the acquisition, Agripac conducted an assessment of its vendors, suppliers and customers to determine the extent of their year 2000 readiness and Agripac's potential vulnerability. However, there can be no guarantee that the systems of other companies on which AgriFrozen's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with AgriFrozen's systems, would not have a material adverse effect on AgriFrozen.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Cooperative makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis (pages 13 to 21) and other statements made in this Form 10-Q and in other filings with the SEC.

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

     the continuation of the Cooperative's success in integrating operations (including whether the anticipated cost savings in connection with its acquisitions will be realized and the timing of any such realization), and the availability of acquisition and alliance opportunities;

     the Cooperative's ability to achieve gains in productivity and improvements in capacity utilization; and

     the Cooperative's ability to service debt.


PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

During January 1999, the Cooperative issued shares of its Class A Cumulative Preferred Stock in exchange for shares of its Noncumulative Preferred Stock, on a share-for-share basis. Such exchange is exempt from registration under Section 3(a)(9) of the Securities Act of 1933. The date and amount of the exchange is set forth below:

            Date              Number of Shares         Value of Shares
       ---------------        ----------------         ---------------
       January 8, 1999             3,530                   $88,250

On February 15, 1999 the members of Pro-Fac approved the adoption of certain amendments to Pro-Fac's restated certificate of incorporation and its bylaws. Specifically, the restated certificate of incorporation was amended to create two new classes of securities - Class B Common Stock and Special Membership Interests. In the event of a dissolution or other termination of Pro-Fac or its business, and after the payment of all debts and retains, all liquidation amounts or preferences to holders of Pro-Fac's preferred stock and all liquidation amounts to the holders of Pro-Fac's Class A Common Stock, the holders of Pro-Fac's Special Membership Interests and the holders of Pro-Fac's Class B Common Stock will be entitled to the payment of their respective liquidation amounts. All remaining assets of Pro-Fac, if any, after payment of the foregoing, is now distributable ratably among holders of Class A and Class B common stock, to whom interests in funds retained by Pro-Fac have been allocated during the preceding five fiscal years and the fiscal year of dissolution in such proportion as the total of the amounts allocated to each Class A and Class B member during such period bear to the total of the amounts allocated to each holder of Class A and Class B common stock but retained by Pro-Fac during that period.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 15, 1999, a special meeting of Pro-Fac's members was held to consider proposed amendments to Pro-Fac's restated certificate of incorporation and bylaws. A total of 305 members of record as of January 22, 1999 were present or represented at the special meeting. A total of 294 votes were cast "for" and 11 were cast "against" the amendments to the restated certificate of incorporation, and 295 votes were cast "for" and ten were cast "against" the amendments to the bylaws.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       Exhibit Number    Description
       --------------    -----------
           3.1           Restated Certificate of Incorporation of Pro-Fac
                         Cooperative, Inc.

           3.2           Pro-Fac Cooperative, Inc. Bylaws.

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

          10.3(2)        Subordinated Promissory Note Among Agrilink Foods, Inc.
                         and Dean Foods Company, dated as of September 23, 1998.

          10.4           Service Agreement among Agrilink Foods, Inc. and PF
                         Acquisition II, Inc., dated as of February 22, 1999.

          10.5 Marketing and Facilitation Agreement, dated as of February 22, 1999, between Pro-Fac and PF Acquisition
                         II, Inc.

          10.6           Credit Agreement among PF Acquisition II, Inc. and
                         CoBank as administrative agent for the lenders thereunder, dated February 22, 1999.

          10.7           Subordinated Note Agreement among PF Acquisition II,
                         Inc. and CoBank, dated February 22, 1999.

          10.8           Asset Purchase Agreement between PF Acquisition II,
                         Inc., Pro-Fac Cooperative, Inc. and Agripac, Inc.,
                         Debtor and Debtor-In-Possession dated February 12, 1999.

          10.9 Amendment to Marketing and Facilitation Agreement between Agrilink Foods, Inc. and Pro-Fac dated
                         September 23, 1998.

          27             Financial Data Schedule

(1)  Incorporated by reference from Registrant's Form S-4 filed January 5, 1999.

(2) Incorporated by reference from Registrant's Fiscal 1999 First Quarter Report on Form 10-Q filed November 6, 1998.

     (b) The following reports on Form 8-K were filed during the period to which this report relates:

     Date                                  Item
     ----                          ---------------------
   March 4, 1999                   Item 5 - Other Events

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PRO-FAC COOPERATIVE, INC.

Date:  May 10, 1999                  BY: /s/      Stephen R. Wright
       --------------------              -----------------------------------
                                                  STEPHEN R. WRIGHT
                                                  GENERAL MANAGER

Date:  May 10, 1999                  BY: /s/      Earl L. Powers
       --------------------              -----------------------------------
                                                  EARL L. POWERS
                                             VICE PRESIDENT FINANCE AND
                                                ASSISTANT TREASURER
                                         (PRINCIPAL FINANCIAL OFFICER AND
                                           PRINCIPAL ACCOUNTING OFFICER)