Form 10-K
period 1999-06-26
PRO FAC COOPERATIVE INC
filed 1999-09-20
CIK 202932

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------
                                    FORM 10-K
                                  -------------

     (Mark One)

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                     FOR THE FISCAL YEAR ENDED JUNE 26, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

              For the Transition Period from __________ to __________
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

                           YES [X]  NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Aggregate market value of voting stock held by non-affiliates of the registrant as of August 28, 1999

                            COMMON STOCK: $9,515,085
        (based upon par value of shares since there is no market for the
                           Registrant's common stock)

             Number of common shares outstanding at August 28, 1999:

                             COMMON STOCK: 2,040,568

--------------------------------------------------------------------------------

                          FORM 10-K ANNUAL REPORT - 1999
                            PRO-FAC COOPERATIVE, INC.
                                TABLE OF CONTENTS

                                     PART I

                                                                                                                   PAGE

   ITEM  1.    Description of Business
                   General Development of Business.............................................................      3
                   Narrative Description of Business...........................................................      4
                   Financial Information About Industry Segments...............................................      6
                   Packaging and Distribution..................................................................      6
                   Trademarks..................................................................................      6
                   Raw Material Sources........................................................................      7
                   Environmental Matters.......................................................................      7
                   Seasonality of Business.....................................................................      7
                   Practices Concerning Working Capital........................................................      8
                   Significant Customers.......................................................................      8
                   Backlog of Orders...........................................................................      8
                   Business Subject to Government Contracts....................................................      8
                   Competitive Conditions......................................................................      8
                   Market and Industry Data....................................................................      9
                   New Products and Research and Development...................................................      9
                   Employees...................................................................................      9
                   Cautionary Statement on Forward-Looking Statements..........................................      9
   ITEM  2.    Description of Properties.......................................................................     10
   ITEM  3.    Legal Proceedings...............................................................................     11
   ITEM  4.    Submission of Matters to a Vote of Security Holders.............................................     11

                                          PART II

   ITEM  5.    Market for Registrant's Common Stock and Related Security Holder Matters........................     12
   ITEM  6.    Selected Financial Data.........................................................................     13
   ITEM  7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ..........     14
   ITEM  7A.   Quantitative and Qualitative Disclosures About Market Risk......................................     24
   ITEM  8.    Financial Statements and Supplementary Data.....................................................     25
   ITEM  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...........     55

                                          PART III

   ITEM 10.    Directors and Executive Officers of the Registrant..............................................     56
   ITEM 11.    Executive Compensation..........................................................................     59
   ITEM 12.    Security Ownership of Certain Beneficial Owners and Management..................................     61
   ITEM 13.    Certain Relationships and Related Transactions..................................................     63

                                          PART IV

   ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................     65
               Signatures......................................................................................     68


                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

Pro-Fac Cooperative, Inc. ("Pro-Fac" or "the Cooperative") is an agricultural cooperative corporation formed in 1960 under New York law to process and market crops grown by its members. Pro-Fac crops include fruits (cherries, apples, blueberries, peaches, and plums), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, asparagus, potatoes, turnip roots, and leafy greens), and popcorn. Only growers of crops marketed through Pro-Fac (or associations of such growers) can become members of Pro-Fac; a grower becomes a member of Pro-Fac through the purchase of common stock. Its approximately 645 members are growers (or associations of growers) located principally in New York, Delaware, Pennsylvania, Illinois, Michigan, Washington, Oregon, Iowa, Nebraska, Florida, and Georgia.

Agrilink Foods, Inc. ("Agrilink"), incorporated in New York in 1961, is a producer and marketer of processed food products. Agrilink has four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales is within the United States. In addition, all of Agrilink's operating facilities, excluding one in Mexico, are within the United States.

On November 3, 1994, Pro-Fac acquired Agrilink, and Agrilink became a wholly-owned subsidiary of Pro-Fac. Pro-Fac and Agrilink have a long-standing contractual relationship pursuant to which Pro-Fac provides crops and financing to Agrilink, Agrilink provides a market and management to Pro-Fac, and Pro-Fac shares in the profits of Agrilink. Upon consummation of the acquisition, Pro-Fac and Agrilink entered into the Pro-Fac Marketing and Facilitation Agreement (the "Pro-Fac Marketing Agreement").

The Pro-Fac Marketing Agreement provides for Pro-Fac to supply crops and additional financing to Agrilink, for Agrilink to provide a market and management services to Pro-Fac, and for Pro-Fac to share in the profits and losses of Agrilink. Pro-Fac is required to reinvest at least 70 percent of any additional patronage income in Agrilink. To preserve the independence of Agrilink, the Pro-Fac Marketing Agreement also requires that certain of the directors of Agrilink be individuals who are not employees or shareholders of, or otherwise affiliated with, Pro-Fac or Agrilink ("Disinterested Directors") and requires that certain decisions be approved by the Disinterested Directors.

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

DEAN FOODS VEGETABLE COMPANY: On September 24, 1998, Agrilink acquired the Dean Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "DFVC Acquisition"). In connection with the DFVC Acquisition, Agrilink sold its aseptic business to Dean Foods. Agrilink paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Dean Foods Subordinated Promissory Note"), as consideration for the DFVC Acquisition. Agrilink had the right, exercisable until July 15, 1999, to require Dean Foods, jointly with Agrilink, to treat the DFVC Acquisition as an asset sale for tax purposes under
Section 338(h)(10) of the Internal Revenue Code. On April 15, 1999, Agrilink paid $13.2 million to Dean Foods and exercised the election.

After the DFVC Acquisition, DFVC was merged into Agrilink. This entity is one of the leading processors of vegetables in the United States, selling its products under well-known brand names, such as Birds Eye, Birds Eye Voila!, Freshlike and Veg-All, and various private labels. Agrilink believes that the DFVC Acquisition strengthens its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.

Concurrently with the DFVC Acquisition, Agrilink refinanced its then existing indebtedness (the "Refinancing"), including its 12 1/4 percent Senior Subordinated Notes due 2005 (the "Old Notes") and its then existing bank debt. On August 24, 1998, Agrilink commenced a tender offer (the "Tender Offer") for all the Old Notes and consent solicitation to certain amendments under the indenture governing the Old Notes to eliminate substantially all the restrictive covenants and certain events of default therein. Substantially all of the $160 million aggregate principal amount of the Old Notes were tendered and purchased by Agrilink for aggregate consideration of approximately $184 million, including accrued interest of $2.9 million. Agrilink also terminated its then existing bank facility (including seasonal borrowings) and repaid $176.5 million, excluding interest owed and breakage fees outstanding thereunder. Agrilink recognized an extraordinary charge of $18.0 million (net of income taxes) in the first quarter of fiscal 1999 relating to this refinancing.

In order to consummate the DFVC Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink: (i) entered into a new credit facility (the "New Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods. The Bridge Facility was repaid during November of 1998 principally with the proceeds from a new Senior Subordinated Note Offering (see NOTE 5 to the "Notes to Consolidated Financial Statements - Debt - Senior Subordinated Notes - 11 7/8 Percent due 2008"). Debt issue costs of $5.5 million associated with the Bridge Facility were expensed during the quarter ended December 26, 1998.

The New Credit Facility and the 11 7/8 Percent Senior Subordinated Notes restrict the ability of Pro-Fac to amend the Pro-Fac Marketing and Facilitation Agreement. The New Credit Facility and the 11 7/8 Percent Senior Subordinated Notes also restrict the amount of dividends and other payments that may be made by Agrilink to Pro-Fac.

AGRIPAC, INC.: PF Acquisition II, Inc. ("PF II") is also a subsidiary of Pro-Fac. PF II was incorporated in January 1999. Pro-Fac owns 100 percent of the common stock of PF II, while PFA Northwest Growers Cooperative, Inc., an Oregon Cooperative, Inc., owns 100 percent of PF II preferred stock.

On February 23, 1999, PF II acquired the frozen vegetable business of Agripac, Inc. ("Agripac"), an Oregon cooperative. PF II conducts business under the name AgriFrozen Foods ("AgriFrozen").

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

The contractual relationship between AgriFrozen and Pro-Fac is defined in the Marketing and Facilitation Agreement. Under that agreement, AgriFrozen will purchase raw products from Pro-Fac and will process and market the finished products. AgriFrozen will pay Pro-Fac commercial market value ("CMV") for the crops supplied by Pro-Fac. In addition, in any year in which AgriFrozen has earnings on any products sold which were processed from crops supplied by Pro-Fac, AgriFrozen will distribute such earnings to members of Pro-Fac. However, in the event AgriFrozen experiences any losses on Pro-Fac products, AgriFrozen will deduct the losses from the total CMV payable to Pro-Fac. The agreement permits AgriFrozen to pay 20 percent in cash and retain 80 percent of its earnings on Pro-Fac products as working capital.

                        NARRATIVE DESCRIPTION OF BUSINESS

The Cooperative sells products in three principal categories: (i) "branded" products, which are sold under various trademarks, (ii) "private label" products, which are sold to grocers who in turn use their own brand names on the products and (iii) "food service" products, which are sold to food service institutions such as restaurants, caterers, bakeries, and schools. In fiscal 1999, approximately 60 percent of the Cooperative's net sales were branded and the remainder divided between private label and food service/industrial. The Cooperative's branded products are listed under the "Trademarks" section of this report. The Cooperative's private label products include canned and frozen vegetables, salad dressings, salsa, fruit fillings and toppings, Southern frozen vegetable specialty products, and frozen, breaded and battered products which are sold to customers such as Albertson's, Kroger, Fleming, Piggly Wiggly, Wal-Mart/Sam's, Safeway, SuperValu, Topco, Wegmans and Winn-Dixie. The Cooperative's food service/industrial products include salad dressings, pickles, fruit fillings and toppings, canned and frozen vegetables, frozen Southern specialties, frozen breaded and battered products, and canned and frozen fruit, which are sold to customers such as Alliant Food Service, Carvel, Church's, Disney, Food Service of America, KFC, MBM, McDonald's, PYA, and SYSCO.

The Cooperative has four primary product lines: vegetables, fruits, snacks, and canned meals. A description of the Cooperative's four primary product lines follows:

VEGETABLES: The vegetable product line consists of canned and frozen vegetables, chili beans, pickles, and various other products. Additional products include value-added items such as frozen vegetable blends, and Southern-specialty products such as black-eyed peas, okra, Southern squash, Southern specialty side dishes, and stewed tomatoes. Branded products within the vegetable product line include Birds Eye, Birds Eye Voila!, Freshlike, Veg-All, McKenzies, Brooks Chili Beans, Farman's and Nalley. In fiscal 1999, vegetable product line net sales represented approximately 72 percent of the Cooperative's total net sales. Within this product line net sales of approximately 57 percent represented branded products, 16 percent represented private label products and 27 percent represented food service/industrial products.

On September 24, 1998, Agrilink acquired the DFVC frozen and canned vegetable businesses. DFVC was one of the leading processors of vegetables in the United States selling its products under well-known brands such as Birds Eye, Freshlike, and Veg-All, and various private labels.

Effective March 30, 1998, Agrilink acquired the majority of assets and the business of DelAgra Corp. of Bridgeville, Delaware. DelAgra Corp. was a producer of private label frozen vegetables.

In the fall of 1997, Agrilink was named the sole supplier of frozen vegetables for all Sam's club stores across the United States. Shipments began in the fourth quarter of fiscal 1998, and full distribution occurred in fiscal 1999.

Effective July 1, 1997, Agrilink and Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company LLC, operates as a New York limited liability company with ownership and earnings divided equally between the two companies. This joint venture includes the Silver Floss and Krrrrisp Kraut brands.

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

FRUITS: The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The Cooperative is a major supplier of branded and private label fruit fillings to retailers and food service institutions such as restaurants, caterers, bakeries, and schools. In fiscal 1999 fruit product line net sales represented approximately 9 percent of the Cooperative's total net sales. Within this product line net sales of approximately 52 percent represented branded products, 19 percent represented private label products, and 29 percent represented food service/industrial products.

SNACKS: The snacks product line consists of several varieties of potato chips including regular and kettle fried, as well as popcorn, cheese curls, snack mixes, and other corn-based snack items. Kettle fried potato chips produce a potato chip that is thicker and crisper than other potato chips. Items within this product line are marketed primarily in the Pacific Northwest, Midwest and Mid-Atlantic states. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Pops-Rite, and Super Pop. In fiscal 1999 snacks net sales represented approximately 7 percent of the Cooperative's total net sales.

Effective July 21, 1998, Agrilink acquired J.A. Hopay Distributing Co., Inc. ("Hopay") of Pittsburgh, Pennsylvania. Hopay was a former distributor for Snyder of Berlin products.

Effective March 10, 1998, Agrilink acquired the majority of the assets and the business of C&O Distributing Company ("C&O") of Canton, Ohio. C&O was a former distributor for Snyder of Berlin products.

CANNED MEALS: The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Items within this product line are marketed primarily in the Pacific Northwest. Branded products within the canned meal category include Nalley. Branded net sales represent approximately 75 percent of total canned meals net sales. In fiscal 1999 canned meals net sales represented approximately 5 percent of the Cooperative's total net sales.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The business of the Cooperative is principally conducted in four industry segments: vegetables, fruits, canned meals, and snacks. The financial statements for the fiscal years ended June 26, 1999, June 27, 1998, and June 28, 1997, which are included in this report, reflect the information relating to those segments for each of the Cooperative's last three fiscal years.

                           PACKAGING AND DISTRIBUTION

The food products produced by the Cooperative are distributed to various consumer markets in all 50 states. International sales account for a small portion of the Cooperative's activities. Vegetables, fruits, and canned meals are primarily sold through food brokers who sell primarily to supermarket chains and various institutional entities. Snack products are primarily marketed through distributors (some of which are owned and operated by the Cooperative) who sell directly to retail outlets in the Midwest, Mid-Atlantic and Pacific Northwest. Customer brand operations encompass the sale of products under private labels to chain stores and under the controlled labels of buying groups. The Cooperative has developed central storage and distribution facilities that permit multi-item single shipment to customers in key marketing areas.

Effective March 31, 1998, Agrilink entered into a multiyear logistic agreement under which GATX Logistics will provide freight management, packaging and labeling services, and distribution support to and from production facilities owned by Agrilink in and around Coloma, Michigan. The agreement included the sale of Agrilink's labeling equipment and distribution center.

On June 27, 1997, Americold acquired Agrilink's frozen foods distribution center in Montezuma, Georgia. In addition, the two companies entered into a long-term logistics agreement under which Americold manages this facility and all frozen food transportation operations of Agrilink in Georgia and New York.

                                   TRADEMARKS

The major brand names under which the Cooperative markets its products are trademarks of the Cooperative. Such brand names are considered to be of material importance to the business of the Cooperative since they have the effect of developing brand identification and maintaining consumer loyalty. There are trademark registrations for substantially all of the trademarks. These trademark registrations are of perpetual duration so long as they are periodically renewed. It is the Cooperative's intent to maintain its trademark registrations. The major brand names utilized by the Cooperative are:


PRODUCT LINE                                                         BRAND NAME
------------         --------------------------------------------------------------------------
Vegetables           Birds Eye, Voila!(1), Freshlike, Veg-All, Brooks, Chill-Ripe, Comstock,
                     Greenwood, McKenzie's, McKenzie's Gold King, Southern Farms, Southland,
                     Farman's, Nalley, Pixie, Thank You, Silver Floss(2), Krrrrisp Kraut(2)

Fruits               Birds Eye, Chill-Ripe, Comstock, Globe, McKenzies, Orchard Farm, Orchard
                     Fresh, Pixie, Southern Farms, Thank You, West Bay, Wilderness, Tropic Isle

Snacks               Snyder of Berlin, Thunder Crunch, Tim's Cascade Chips, Husman, La Restaurante,
                     Erin's, Naturally Good, Beehive, Pops-Rite, Savoral, Super Pop

Canned Meals         Nalley, Mariners Cove, Riviera

Other                Bernstein's, Nalley

(1)  An application has been filed and registration is pending.

(2) Represent trademarks of Great Lakes Kraut Company. Agrilink owns a 50 percent interest in this joint venture.

                              RAW MATERIAL SOURCES

Excluding the value of raw agricultural products purchased in conjunction with the DFVC and AgriFrozen acquisitions, Agrilink acquired approximately 71 percent of its raw agricultural products for the production of its food products in each of its four industry segments from Pro-Fac. Agrilink and AgriFrozen also purchased on the open market some crops of the same type and quality as those purchased from Pro-Fac. Such open market purchases may occur at prices higher or lower than those paid to Pro-Fac for similar products. See further discussion of the relationship with Agrilink and AgriFrozen in NOTE 2 to the "Notes to Consolidated Financial Statements."

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

The Cooperative purchases all of its requirements for nonagricultural products, including containers, in the open market. Although the Cooperative has not experienced any difficulty in obtaining adequate supplies of such items, occasional periods of short supply of certain raw materials may occur.

                              ENVIRONMENTAL MATTERS

The disposal of solid and liquid waste material resulting from the preparation and processing of foods and the emission of wastes and odors inherent in the heating of foods during preparation are subject to various federal, state, and local environmental laws and regulations. Such laws and regulations have had an important effect on the food processing industry as a whole, requiring substantially all firms in the industry to incur material expenditures for modification of existing processing facilities and for construction of new waste treatment facilities. The Cooperative is also subject to standards imposed by regulatory agencies pertaining to the occupational health and safety of its employees. Management believes that continued measures to comply with such laws and regulations will not have a material adverse effect upon its competitive position or financial condition.

Among the various programs for the protection of the environment which have been adopted by the Cooperative to date, the most important for the operations of the Cooperative are the waste water discharge permit programs administered by the environmental protection agencies in those states in which the Cooperative does business and by the federal Environmental Protection Agency. Under these programs, permits are required for processing facilities which discharge certain wastes into streams and other bodies of water, and the Cooperative is required to meet certain discharge standards in accordance with compliance schedules established by such agencies. The Cooperative has received permits for all facilities for which permits are required. Each year the Cooperative submits applications for renewal permits as required for the facilities.

While the Cooperative cannot predict with certainty the effect of any proposed or future environmental legislation or regulations on its processing operations, management of the Cooperative believes that the waste disposal systems which are now in operation or which are being constructed or designed are sufficient to comply with all currently applicable laws and regulations.

The Cooperative is cooperating with environmental authorities in remedying various minor matters at several of its plants. Such actions are being conducted pursuant to procedures approved by the appropriate environmental authorities at a cost that is not expected to be material.

Expenditures related to environmental programs and facilities have not had, and are not expected to have, a material effect on the earnings of the Cooperative. In fiscal 1999, total capital expenditures of Pro-Fac were $23.8 million of which approximately $2.2 million was devoted to the construction of environmental facilities. The Cooperative estimates that the environmental capital expenditures will be approximately $0.9 million for the 2000 fiscal year. However, there can be no assurance that expenditures will not be higher.

                             SEASONALITY OF BUSINESS

From the point of view of sales, the business of the Cooperative is not highly seasonal, since the demand for its products is fairly constant throughout the year. Exceptions to this general rule include some products that have higher sales volume in the cool weather months (such as canned and frozen fruits and vegetables, chili, and fruit fillings and toppings), and others that have higher sales volume in the warm weather months (such as potato chips and salad dressings). Since many of the raw materials processed by Agrilink and AgriFrozen are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the harvest seasons of such crops.

                      PRACTICES CONCERNING WORKING CAPITAL

Agrilink and AgriFrozen must maintain substantial inventories throughout the year of finished products produced from seasonal raw materials. These inventories are generally financed through seasonal borrowings.

The Revolving Credit Facility is available to Agrilink and is used primarily for seasonal borrowing, the amount of which fluctuates during the year. A short-term line of credit is also available to AgriFrozen. AgriFrozen's obligations under its line of credit are not guaranteed by Pro-Fac or Agrilink and are expressly non-recourse as to Pro-Fac and Agrilink.

Both the maintenance of substantial inventories and the practice of seasonal borrowing are common to the food processing industry.

                              SIGNIFICANT CUSTOMERS

The Cooperative's industry segments are not dependent upon the business of a single customer or a few customers. The Cooperative does not have any customers to whom sales are made in an amount which equals 10 percent or more of the Cooperative's net sales.

                                BACKLOG OF ORDERS

Backlog of orders has not historically been significant in the business of the Cooperative. Orders are filled shortly after receipt from inventories of packaged and processed foods.

                   BUSINESS SUBJECT TO GOVERNMENTAL CONTRACTS

No material portion of the business of the Cooperative is subject to renegotiation of contracts with, or termination by, any governmental agency.

                             COMPETITIVE CONDITIONS

All products of the Cooperative, particularly branded products, compete with those of national and major regional food processors under highly competitive conditions. The principal methods of competition in the food industry are a ready availability of a broad line of products, product quality, price, and advertising and sales promotion.

Quality of product and uniformity of quality are important methods of competition. Sourcing of product from the members of Pro-Fac allows control over the quality and uniformity of much of the raw product purchased. The members of Pro-Fac generally operate relatively large production operations with emphasis on mechanized growing and harvesting techniques. This factor is also an advantage in producing uniform, high-quality food products.

The Cooperative's pricing is generally competitive with that of other food processors for products of comparable quality. Branded products are marketed under national and regional brands. In fiscal 1999, marketing programs for national brands focused primarily on the nationwide product launch of Birds Eye's Voila! The national advertising campaign included television, magazines, coupons, and in-store promotions. Marketing programs for regional brands are focused on local tastes and preferences as a means of developing consumer brand loyalty. Regional advertising campaigns included magazines, coupons, and in-store promotions.

Although the relative importance of the above factors may vary between particular products or customers, the above description is generally applicable to all of the products of the Cooperative in the various markets in which they are distributed.

Profit margins for fruits and vegetables are subject to industry supply and demand fluctuations, attributable to changes in growing conditions, acreage planted, inventory carryover, and other factors. The Cooperative has endeavored to protect against changing growing conditions through geographical expansion of its sources of supply.

The percentage of sales under brand names owned and promoted by the Cooperative amount to approximately 60 percent; sales to the food service/industrial represent approximately 25 percent; and private label sales currently represent approximately 15 percent.

An estimate of the number of competitors in the markets served by the Cooperative is very difficult. Currently, nearly all products sold by the Cooperative compete with the nationally advertised brands of the leading food processors, including Del Monte, Green Giant, Heinz, Frito-Lay, Kraft, Vlasic, and similar major brands, as well as with the branded and private label products of a number of regional processors, many of which operate only in portions of the marketing area served by the Cooperative.

Management believes that the addition of the Birds Eye, Birds Eye Voila!, Freshlike, and Veg-All brands to Agrilink's portfolio has enhanced its existing business and provides for significant opportunity for growth.

                            MARKET AND INDUSTRY DATA

Unless otherwise stated herein, industry and market share data used throughout this Form 10-K was derived from industry sources believed by the Cooperative to be reliable. Such data was obtained or derived from consultants' reports and industry publications. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Cooperative has not independently verified such industry, market share, and brand awareness data and makes no representation to its accuracy.

                    NEW PRODUCTS AND RESEARCH AND DEVELOPMENT

The amount expensed during the last three fiscal years on Cooperative-sponsored and customer-sponsored research activities relating to the development of new products or the improvement of existing products has not been material, and the number of employees engaged full-time in such research activities has also not been material.

In conjunction with the DFVC Acquisition, Agrilink, however, acquired a technical center located in Green Bay, Wisconsin that is responsible for new product development, quality assurance, and engineering. Approximately 25 employees are employed within this facility. Agrilink follows a four-stage new product development process as follows: screening, feasibility, development, and commercialization. This new product development process ensures input from consumers, customers, and internal functional areas before a new product is brought to market.

The Cooperative also focuses on the development of related products or modifications of existing products for the Cooperative's brands and customized products for the Cooperative's private label and food service businesses.

During fiscal 1999, Birds Eye's Voila!, a frozen all-in-one meal product that includes vegetables, pasta, seasonings, and bite sized pieces of grilled chicken breast in a variety of flavors was introduced. Fiscal 1999 net sales for Voila! were approximately $74.8 million.

                                    EMPLOYEES

As of June 26, 1999, the Cooperative had 6,333 full-time employees, of whom 5,145 were engaged in production and the balance in management, sales and administration. As of that date, the Cooperative also employed approximately 1,877 seasonal and other part-time employees, almost all of whom were engaged in production. Most of the production employees are members of various labor unions. The Cooperative believes its current relationship with its employees is good. See further discussion at NOTE 11 to the "Notes to Consolidated Financial Statements."

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, Agrilink, AgriFrozen, and/or the Cooperative make oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. Agrilink, AgriFrozen, and/or the Cooperative desire to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis (pages 14 to 24) and other statements made in this Form 10-K and in other filings with the SEC.

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of Agrilink, AgriFrozen, and/or the Cooperative are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among the factors that could impact the Cooperative's ability to achieve its goals are:

     the impact of strong competition in the food industry;

     the impact of weather on the volume and quality of raw product;

     the inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance;

     the continuation of the Cooperative's success in integrating operations (including whether the anticipated cost savings in connection with acquisitions will be realized and the timing of any such realization) and the availability of acquisition and alliance opportunities;

     the Cooperative's ability to achieve the gains in productivity and improvements in capacity utilization; and

     the Cooperative's ability to service debt.

ITEM 2.       DESCRIPTION OF PROPERTIES

All plants, warehouses, office space and other facilities used by the Cooperative in its business are either owned by Agrilink, AgriFrozen, or leased from third parties. All of the properties owned by Agrilink and AgriFrozen are subject to mortgages in favor of their respeoctive primary lender. In general, the properties include offices, processing plants and warehouse space. Some processing plants are located in rural areas that are convenient for the delivery of crops. The Cooperative also has warehouse locations dispersed to facilitate the distribution of finished products. Agrilink and AgriFrozen believe that their facilities are in good condition and suitable for operations.

Four of Agrilink's properties are held for sale. These properties are located in Alton, New York; Rushville, New York; Brillion, Wisconsin; and Fort Atkinson, Wisconsin.

The following table describes all material facilities leased or owned by the Cooperative (other than the properties held for sale, certain public warehouses leased by the Cooperative from third parties from time to time, and facilities owned by Agrilink's joint venture, Great Lakes Kraut Company). Except as otherwise noted, each facility set forth below is owned by the Cooperative.

                     FACILITIES UTILIZED BY THE COOPERATIVE

Type of Property (By Product Line)                                         Location                         Square Feet
----------------------------------                                         --------                         -----------
VEGETABLES:
-----------
Warehouse                                                                  Sodus, MI                          243,138
Warehouse and office, public storage facility(1)                           Vineland, NJ                       191,710
Freezing plant, warehouse, office and dry storage                          Barker, NY                         123,600
Freezing plant                                                             Bergen, NY                         138,554
Cold storage and repack facility and public storage warehouse              Brockport, NY                      429,052
Canning plant and warehouse, freezing plant                                Oakfield, NY                       263,410
Office, freezing plant, cold storage and repackaging facility              Montezuma, GA                      591,300
Office, freezing plant and cold storage                                    Alamo, TX                          114,446
Office, freezing plant and cold storage                                    Bridgeville, DE                    104,383
Canning plant and warehouse                                                Arlington, MN                      237,206
Canning plant and warehouse                                                Cambria, WI                        135,500
Freezing plant and repack plant                                            Celaya, Mexico                     318,620
Freezing plant and distribution center                                     Darien, WI                         348,800
Freezing plant, repack and warehouse                                       Fairwater, WI                      178,298
Repack plant and distribution center                                       Fulton, NY                         263,268
Canning and freezing plant and office                                      Green Bay, WI                      492,446
Canning plant and warehouse                                                Hortonville, WI                     78,000
Freezing plant and repack plant(1)                                         Oxnard, CA                          39,082
Repack plant(1)                                                            San Antonio, TX                     20,445
Freezing plant and warehouse                                               Uvalde, TX                         146,625
Freezing plant, repack and warehouse                                       Watsonville, CA                    207,600
Freezing plant, repack and warehouse                                       Waseca, MN                         258,475
Labeling plant and distribution center(1)                                  Fond du Lac, WI                    330,000
Freezing plant and warehouse                                               Salem, OR                          110,000

                     FACILITIES UTILIZED BY THE COOPERATIVE

Type of Property (By Product Line)                                         Location                         Square Feet
----------------------------------                                         ---------                        ------------
VEGETABLES (CONTINUED):
----------
Frozen repacking facility, warehouse, and distribution center(1)           Woodburn, OR                       385,000
Office building                                                            Salem, OR                            8,981
Freezing plant, warehouse, and office                                      Walla Walla, WA                    102,000
Freezing and repackaging plant(1)                                          Grandview, WA                       62,069
Receiving and grading station(1)                                           Cornelius, OR                       11,700
Receiving and grading station(1)                                           Mount Vernon, WA                   110,806
Receiving and grading station(1)                                           Aurora, WA                           6,800
Office building, warehouse and tank farm                                   Enumclaw, WA                        87,313
Freezing and repackaging plant, office and dry storage                     Woodburn, OR                       388,000
Plant, warehouse, and tank yards                                           Tacoma, WA                         295,468

FRUITS:
-------
Canning plant and warehouse                                                Red Creek, NY                      153,076
Manufacturing plant and warehouse                                          Fennville, MI                      350,000
Canning plant and warehouse                                                Lawton, MI                         142,000

SNACKS:
-------
Manufacturing plant                                                        Ridgway IL                          50,000
Distribution and warehouse                                                 North Bend, NE                      50,000
Office, plant and warehouse                                                Berlin, PA                         190,225
Administrative, plant, warehouse and distribution center(1)                Auburn, WA                          34,000
Plant, warehouse and distribution center                                   Auburn, WA                          37,442
Office, plant and warehouse                                                Cincinnati, OH                     113,576
Distribution center                                                        Elwood City, PA                      8,000
Distribution center                                                        Monessen, PA                        10,000
Distribution center                                                        Coraopolis, PA                      15,000
Distribution center                                                        Canton, OH                           8,200

CANNED MEALS:
-------------
Canning plant, warehouse, and distribution center                          Tacoma, WA                         313,488

OTHER:
------
Office building, manufacturing plant and warehouse                         Tacoma, WA                         372,164
Parking lot and yards(1)                                                   Tacoma, WA                         305,470
Office Building - Fuller Building(1)                                       Tacoma, WA                          60,000
Headquarters office(1)                                                     Rochester, NY                       62,500

Note (1): Leased from third parties although certain related equipment is owned by the Cooperative.

ITEM 3.       LEGAL PROCEEDINGS

The Cooperative is party to legal proceedings from time to time in the normal course of its business. In the opinion of management, any liability that might be incurred upon the resolution of these proceedings will not, in the aggregate, have a material adverse effect on either of these businesses, financial condition, and results of operations. Further, no such proceedings are known to be contemplated by governmental authorities. The Cooperative maintains general liability insurance coverage in amounts deemed to be adequate by management.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

There is no trading market for the Cooperative's common stock. Only member/growers of the Cooperative can own shares of common stock. As of June 26, 1999, there were 645 members of Pro-Fac holding shares of Pro-Fac Class A Common Stock and no members holding shares of Pro-Fac Class B Common Stock. In fiscal 1999 and 1998, dividends on Class A Common Stock were paid at a rate of 5.0 percent.

The information required by this item is contained in NOTE 9 to the "Notes to Consolidated Financial Statements," at "Quarterly Financial Data," and at "Selected Financial Data."

During fiscal 1999, the Cooperative issued shares of its Class A Cumulative Preferred Stock in exchange for shares for its Non-cumulative Preferred Stock, on a share-for-share basis. Such exchanges are exempt from registration under section 3(a)(9) of the Securities act of 1933. The dates and amounts of the exchanges are set forth below:


              Date                Number of Shares         Value of Shares
         ---------------          ----------------         ---------------
         January 8, 1999                3,530                  $  88,250
         April 8, 1999                  1,140                     28,500
         June 24, 1999                    696                     17,400
                                       ------                  ---------
           Total                        5,366                  $ 134,150
                                       ======                  =========

The New Credit Facility restricts the amount of dividends and other distributions that may be made by Pro-Fac to its stockholders. The 11 7/8 Percent Senior Subordinated Notes restrict the amount of dividends and other payments that may be made by Agrilink.

ITEM 6.       SELECTED FINANCIAL DATA

CONSOLIDATED OPERATING DATA:
(DOLLARS IN THOUSANDS, EXCEPT CAPITAL STOCK DATA)

                                                                                         Fiscal Year Ended June
                                                                 ----------------------------------------------------------------
                                                                        1999     1998            1997        1996           1995
                                                                 ----------- -----------    ------------  ---------    ----------
Net sales                                                         $1,238,946     $719,665     $730,823    $ 739,094    $  522,413
Cost of sales                                                       (877,438)    (524,082)    (539,081)    (562,926)     (384,838)
                                                                  ----------     --------     --------     --------    ----------
Gross profit                                                         361,508      195,583      191,742      176,168      137,575
Income from Agrilink prior to acquisition                                  0            0            0            0       11,239
Interest income                                                            0            0            0          770        4,402
Income from Great Lakes Kraut Company                                  2,787        1,893            0            0            0
Selling, administrative, and general expenses                       (291,395)    (141,739)    (145,214)    (151,671)     (99,341)
Gains on sales of assets                                              64,734            0        3,565            0            0
Restructuring charge                                                  (5,000)           0            0       (5,871)           0
Additional costs incurred as a result of fire                              0            0            0            0       (2,315)
                                                                  ----------     --------     --------     --------    ---------
Operating income                                                     132,634       55,737       50,093       19,396       51,560
Interest expense                                                     (67,420)     (30,767)     (36,473)     (41,998)     (29,035)
Amortization of debt issue costs                                      (5,500)           0            0            0            0
                                                                  ----------     --------     --------     --------    ---------
Pretax income/(loss) before extraordinary item, cumulative
   effect of an accounting change, dividends, and allocation
   of net proceeds                                                    59,714       24,970       13,620      (22,602)      22,525
Tax (provision)/benefit                                              (24,746)      (7,840)      (5,529)      13,071        7,028
                                                                  ----------     --------     --------     --------     --------
Income/(loss) before extraordinary item, cumulative effect
   of an accounting change, dividends and allocation
   of net proceeds                                                    34,968       17,130        8,091       (9,531)      29,553
Extraordinary item relating to the early extinguishment
   of debt (net of income taxes)                                     (18,024)           0            0            0            0
Cumulative effect of an accounting change (net of income taxes)            0            0        4,606            0            0
                                                                  ----------     --------     --------     --------    ---------
Net income/(loss)                                                 $   16,944     $ 17,130     $ 12,697    $  (9,531)   $  29,553
                                                                  ==========     ========     =========    =========   =========
Allocation of Net Proceeds:
   Net income/(loss)                                              $   16,944     $ 17,130     $ 12,697    $  (9,531)   $  29,553
   Dividends on common and preferred stock                            (6,734)      (6,328)      (5,503)      (8,993)      (4,914)
                                                                  ----------     --------     --------     --------    ---------
   Net proceeds/(deficit)                                             10,210       10,802        7,194      (18,524)      24,639
   Allocation (to)/from earned surplus                               (10,210)      (4,662)      (3,661)      18,524      (16,964)
                                                                  ----------     --------     --------     --------    ---------
   Net proceeds available to members                              $        0     $  6,140     $  3,533    $       0    $   7,675
                                                                  ==========     ========     =========    =========   =========

Allocation of net proceeds available to members:
-----------------------------------------------
   Payable to members currently (25% of qualified proceeds
      available to members in fiscal 1998 and 1997
      and 20% in fiscal 1995)                                     $        0     $  1,535     $    883    $       0    $   1,475
Allocated to members but retained by the Cooperative:
----------------------------------------------------
   Qualified retains                                                       0        4,605        2,650            0        5,900
   Non-qualified retains                                                   0            0            0            0          300
                                                                  ----------     --------     --------    ---------    ---------
   Net proceeds available to members                              $        0     $  6,140     $  3,533    $       0    $   7,675
                                                                  ==========     ========     =========   ==========   ==========
   CMV*                                                           $   62,154     $ 58,530     $ 51,445    $  44,701    $  55,855
                                                                  ==========     ========     =========   ==========   ==========
Net proceeds available to members as a percent of CMV:
-----------------------------------------------------
   Qualified                                                            0.00        10.51%         6.87%        0.00%      13.20%
   Non-qualified                                                        0.00         0.00          0.00         0.00        0.54%
                                                                  ----------     --------     ---------    ---------   ----------
       Total net proceeds allocated to members as a
          percent of CMV                                                0.00%       10.51%         6.87%        0.00%      13.74%
                                                                  ==========     ========     =========    =========   ==========
Balance Sheet Data:
------------------
   Working capital                                                $  237,331     $ 94,103     $ 75,950    $  103,361   $ 138,945
   Ratio of current assets to current liabilities                      1.9:1        1.7:1        1.6:1         1.9:1       2.1:1
   Total assets                                                   $1,196,479     $569,240     $546,677    $  637,297   $ 689,739
   Debt to equity ratio**                                              4.7:1        1.7:1        1.8:1         2.7:1       2.4:1
   Common stock                                                   $    9,979     $  9,129     $  8,944    $    9,185   $   9,395
   Redeemable Preferred                                           $      261     $    270     $    315    $      334   $       0
   Shareholders' and members' capitalization and
     redeemable stock                                             $  152,111     $141,369     $132,663    $  126,700   $ 145,228
   Total long-term debt and senior subordinated notes
      (excludes current portion and capital leases)               $  702,322     $229,937     $229,829    $  327,683   $ 343,665
Capital Stock Data
 Cash dividends paid per share:
     Class A Common                                               $      .25     $    .25     $   0.00    $      .25   $   .2750
     Non-Cumulative Preferred                                     $     1.50     $   1.50     $   1.50    $     1.50   $    1.69
     Class A Cumulative Preferred                                 $     1.72     $   1.72     $   1.72    $     1.29   $     0.0
     Class B Cumulative Preferred                                 $     1.00     $   1.00     $   1.00    $     1.00   $     0.0
   Average common stock investment per member                     $   15,471     $ 14,399      $14,333    $   14,419   $  15,032
Number of Members:                                                       645          634        624             637         625

   * Payment to the members for CMV was 100 percent of deliveries in fiscal 1999 and 90 percent of deliveries in fiscal 1996.
  ** For purposes of this calculation, debt includes both current and non-current debt, and equity includes common stock and redeemable preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations and Net Proceeds from fiscal 1997 through fiscal 1999.

Pro-Fac Cooperative, Inc.'s ("Pro-Fac" or the "Cooperative") wholly-owned subsidiary, Agrilink Foods, Inc. ("Agrilink") has four primary product lines including: vegetables, fruits, snacks and canned meals. The Cooperative's subsidiary, AgriFrozen, has vegetables as its one primary product line. The majority of each of the product lines' net sales are within the United States. In addition, all of the Cooperative's operating facilities, excluding one facility in Mexico, are within the United States.

The vegetable product line consists of canned and frozen vegetables, chili beans, pickles, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Freshlike, Veg-All, McKenzies, Brooks Chili Beans, Farman's, and Nalley. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, and Super Pop. The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Cooperative's other product line primarily represents salad dressings. Brand products within this category include Bernstein's, and Nalley.

The following tables illustrate the Cooperative's results of operations by product line for the fiscal years ended June 26, 1999, June 27, 1998, and June 28, 1997, and the Cooperative's total assets by product line at June 26, 1999, and June 27, 1998, and June 28, 1997.

EBITDA(1)(2)

(DOLLARS IN MILLIONS)

                                                          Fiscal Years Ended
                             ------------------------------------------------------------------------------------
                                June 26, 1999                 June 27, 1998                    June 28, 1997
                             ---------------------          ---------------------          ----------------------
                                              % of                           % of                           % of
                                  $           Total             $            Total            $              Total
                               ----          -----           -----          -----           ----            -----
Vegetables                     76.0           71.0            25.8           33.4           23.7            32.3
Fruits                         11.1           10.4            22.8           29.5           21.9            29.9
Snack                           6.0            5.6             9.6           12.4            9.8            13.4
Canned meals                    8.6            8.0             9.6           12.4            8.7            11.9
Other                           4.2            3.9             2.7            3.5            3.1             4.2
                              -----          -----          ------          -----          -----          ------
   Continuing segments        105.9           98.9            70.5           91.2           67.2            91.7
Corporate overhead             (2.7)          (2.5)           (8.5)         (11.0)          (9.9)          (13.5)
                              -----          -----          ------          -----           ----          ------
   Continuing operations      103.2           96.4            62.0           80.2           57.3            78.2
Businesses sold(3)              3.9            3.6            15.3           19.8           16.0            21.8
                              -----          -----          ------          -----          -----          ------
     Total                    107.1          100.0            77.3          100.0           73.3           100.0
                              =====          =====          ======          =====          =====           =====

(1) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of pretax income before dividends, allocation of net proceeds, extraordinary item and cumulative effect of an accounting change, interest expense, amortization of debt issue costs associated with the Bridge Facility, depreciation and amortization of goodwill and other intangibles.

     EBITDA should not be considered as an alternative to net income or cash flows from operations or any other generally accepted accounting principles measure of performance or as a measure of liquidity.

     EBITDA is included herein because the Cooperative believes EBITDA is a financial indicator of a Cooperative's ability to service debt. EBITDA as calculated by the Cooperative may not be comparable to calculations as presented by other companies.

(2) Excludes the gain on sale of assets, the restructuring charge, and the extraordinary item relating to the early extinguishment of debt in fiscal 1999. Excludes gain on sales of assets and cumulative effect of an accounting change in fiscal 1997. See NOTES 1 and 3 to the "Notes to Consolidated Financial Statements."

(3) Represents the operating results of operations sold. See NOTE 3 to the "Notes to Consolidated Financial Statements." In addition, in fiscal 1997, such amount includes final settlement of an insurance claim and a loss on the disposal of property held for sale.

NET SALES
(DOLLARS IN MILLIONS)



                                                          Fiscal Years Ended
                             ------------------------------------------------------------------------------------
                                June 26, 1999                   June 27, 1998                 June 28, 1997
                             ----------------------         ---------------------          ----------------------
                                              % of                           % of                           % of
                                  $          Total             $            Total            $              Total
                                ----         -----           -----          -----           ----            -----
Vegetables                      887.2         71.6           280.8           39.0          271.4            37.1
Fruits                          111.5          9.0           119.7           16.6          116.7            16.0
Snack                            87.9          7.1            83.7           11.6           86.0            11.8
Canned meals                     64.2          5.2            64.0            8.9           63.7             8.7
Other                            51.0          4.1            58.6            8.2           62.6             8.6
                             --------       ------         -------         ------         ------         -------
     Continuing segments      1,201.8         97.0           606.8           84.3          600.4            82.2
Businesses sold(1)               37.1          3.0           112.9           15.7          130.4            17.8
                             --------       ------         -------         ------         ------         -------
     Total                    1,238.9        100.0           719.7          100.0          730.8           100.0
                             ========       ======         =======         ======         ======         =======

(1) Includes net sales of operations sold.
    See NOTE 3 to the "Notes to Consolidated Financial Statements."

OPERATING INCOME(1)
(DOLLARS IN MILLIONS)



                                                          Fiscal Years Ended
                             ------------------------------------------------------------------------------------
                                June 26, 1999                   June 27, 1998                   June 28, 1997
                             ---------------------         -----------------------          ---------------------
                                              % of                           % of                           % of
                                  $          Total             $            Total            $             Total
                               ----          -----           -----          -----           ----           -----
Vegetables                     51.5            70.5           15.8            28.4          12.0            25.8
Fruits                          8.7            11.9           19.0            34.1          17.4            37.4
Snack                           3.5             4.8            7.4            13.3           7.7            16.6
Canned meals                    6.7             9.2            7.8            14.0           6.9            14.8
Other                           2.6             3.6            0.6             1.0           1.2             2.6
                              -----          ------         ------          ------         -----          ------
     Continuing segments       73.0           100.0           50.6            90.8          45.2            97.2
Corporate overhead             (2.9)           (4.0)          (8.7)          (15.6)        (10.3)          (22.2)
                              -----          ------         ------          ------         -----          ------
     Continuing operations     70.1            96.0           41.9            75.2          34.9            75.0
Businesses sold(2)              2.9             4.0           13.8            24.8          11.6            25.0
                              -----          ------         ------          ------         -----          ------
     Total(3)                  73.0           100.0           55.7           100.0          46.5           100.0
                              =====           =====         ======           =====         =====          =======


(1) Excludes the gain on sales of assets, the restructuring charge, and the extraordinary item relating to the early extinguishment of debt in fiscal 1999. Excludes gain on sale of assets and cumulative effect of an accounting change in fiscal 1997. See NOTES 1 and 3 to the "Notes to Consolidated Financial Statements."

(2) Represents the operating results of the operations sold. See NOTE 3 to the "Notes to Consolidated Financial Statements." In addition, in fiscal 1997, such amount includes final settlement of an insurance claim and a loss on the disposal of property held for sale.

(3) Operating income less interest expense (including the amortization of debt issue costs associated with the Bridge Facility) of $72.9 million, $30.7 million and $36.5 million for the years ended June 26, 1999, June 27, 1998, and June 28, 1997, respectively, results in pretax income dividends, allocation of net proceeds, extraordinary item and cumulative effect of an accounting change. Management does not allocate interest expense and corporate overhead to product lines when evaluating product line performance.

TOTAL ASSETS
(DOLLARS IN MILLIONS)


                                                          Fiscal Years Ended
                               ------------------------------------------------------------------------------------
                                  June 26, 1999                 June 27, 1998                   June 28, 1997
                               --------------------          ---------------------         -------------------------
                                              % of                           % of                           % of
                                    $        Total             $            Total            $             Total
                                 ----        -----           -----          -----           ----           -----

Vegetables                       945.1         79.0           284.5           50.0          234.6            42.9
Fruits                            86.0          7.2            79.1           13.8           82.6            15.1
Snacks                            37.5          3.1            37.3            6.6           34.5             6.3
Canned Meals                      43.8          3.7            45.3            8.0           47.8             8.7
Other                             40.3          3.3            43.3            7.5           51.5             9.5
                               -------        -----          ------          -----          -----          ------
   Continuing segments         1,152.7         96.3           489.5           85.9          451.0            82.5
Corporate                         41.8          3.5            39.1            6.9           46.6             8.5
Businesses sold(1)                 1.1          0.1            37.9            6.7           48.1             8.8
Assets held for sale               0.9          0.1             2.7            0.5            0.9             0.2
                               -------        -----          ------          -----          -----          ------
   Total                       1,196.5        100.0           569.2          100.0          546.6           100.0
                               =======        =====           =====          =====          =====          ======

(1) Includes the assets of operations sold. See NOTE 3 to the "Notes to Consolidated Financial Statements."

                     CHANGES FROM FISCAL 1998 TO FISCAL 1999

The Cooperative's fiscal 1999 results have been impacted by two acquisitions. These include the acquisition of the Dean Foods Vegetable Company ("DFVC") and the acquisition of Agripac, Inc. ("Agripac").

On September 24, 1998, Agrilink acquired DFVC, the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "DFVC Acquisition"). In connection with the DFVC Acquisition, Agrilink sold its aseptic business to Dean Foods. Agrilink paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Dean Foods Subordinated Promissory Note"), as consideration for the DFVC Acquisition. After the Acquisition, DFVC was merged into Agrilink. This entity has been one of the leading processors of vegetables in the United States, selling its products under well-known brand names, such as Birds Eye, Birds Eye Voila!, Freshlike and Veg-All, and various private labels.

On February 23, 1999, the Cooperative along with Northwest Growers Cooperative, Inc., an Oregon cooperative, purchased the Agripac frozen vegetable processing business.

The Cooperative believes that these acquisitions strengthened its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.

Net income for fiscal 1999 of $17.0 million represented a $0.1 million decrease over fiscal 1998 net income of $17.1 million. Comparability of net income is, however, difficult because fiscal 1999 was impacted by acquisitions, gains on sale of assets, a restructuring charge, an increase in interest expense and depreciation expense associated with the acquisition, the amortization of debt issue costs associated with the Bridge Facility, and the extraordinary item relating to the early extinguishment of debt. Accordingly, management believes, to summarize results, an evaluation of EBITDA from continuing operations, as presented on page 14 in the EBITDA table inlcuded in this report, is more appropriate because it allows the business to be reviewed in a more consistent manner. While a further description of net sales and operating income for each of its product lines is outlined below, in summary, EBITDA from continuing operations increased a net $41.2 million or 66.5 percent, to $103.2 million in the current fiscal year from $62.0 million in the prior fiscal year.

The vegetable product line accounts for a $50.2 million increase of the overall EBITDA increase and is primarily attributable to the DFVC and Agripac acquisitions. While this product line has benefited from the inclusion of the Birds Eye, Freshlike, and Veg-All brands, the category has been negatively impacted by market conditions within the frozen private label segment as a result of lower demand, industry oversupply, and subsequent declines in pricing.

The Company's fruit category showed a decrease of approximately $11.7 million primarily due to a change in Agrilink's pricing and promotional strategy within this product line.

Snacks were impacted by competitive pricing within the popcorn product line as an increase in production from foreign countries such as Argentina which reduced selling prices. In addition, the potato chip category was negatively impacted by a strike at the Snyder of Berlin facility which resulted in an approximate $2.5 million cost (see further discussion at "Other Matters" to the Management's Discussion and Analysis of Financial Condition and Results of Operations).

Canned meals showed a modest decline due primarily to the recognition in fiscal 1998 of a favorable settlement of an outstanding tax claim regarding meat products.

The other product category showed an improvement due primarily to reductions in costs and promotional spending.

NET SALES: Total net sales increased $519.2 million or 72.1 percent, to $1,238.9 million in fiscal 1999 from $719.7 million in fiscal 1998. Excluding businesses sold, net sales increased by $595.0 million, or 98.1 percent, to $1,201.8 million in fiscal 1999 from $606.8 million in fiscal 1998.

The increase in net sales from continuing operations is primarily attributable to an increase of $554.5 million and $28.4 million within the vegetable product line as a result of the DFVC and Agripac acquisitions, respectively. In addition, during fiscal 1998, Agrilink became the sole supplier of frozen vegetables for the Sam's national club stores. Full distribution under this contract was achieved in fiscal 1999. These improvements were offset by a decline in the frozen private label segment. Beginning in January of 1999 and continuing to date, the frozen private label frozen vegetable segment, as reported by several sources, has experienced a decline in unit sales of approximately 10 percent.

Net sales for the fruit product line decreased $8.2 million in fiscal 1999 to $111.5 million from $119.7 million in fiscal 1998. As a result of a change in pricing and promotional strategy, Agrilink experienced a decline in its branded pie filling volume and an increase in its private label volume throughout fiscal 1999. Management believes that a return to its historic pricing and promotional strategy will result in improvements in fiscal 2000.

Net sales for snacks increased by $4.2 million in fiscal 1999 as a result of unit volume primarily within the potato chip category.

The other product category showed a decline of $7.6 million. This category, which primarily represents salad dressings, was impacted by competitive pressures on pricing and volume.

OPERATING INCOME: Operating income of $132.6 million in fiscal 1999 increased approximately $76.9 million from $55.7 million in fiscal 1998. Excluding the impact of businesses sold and other non-recurring items as identified on page 15, operating income from continuing operations increased from $41.9 million in fiscal 1998 to $70.1 million in fiscal 1999. This represented an improvement of $28.2 million or 67.3 percent.

Vegetables showed improvements of $35.7 million or 225.9 percent. The vegetable product lines obtained through the DFVC and Agripac acquisitions accounted for $54.7 million and $2.1 million of this increase, respectively, while preexisting vegetable operations showed a decline of $21.1 million. The preexisting vegetable operations showed margin erosion resulting from the downward trend in the private label frozen vegetable market highlighted above. In addition, the reduction in the volume of frozen vegetable product repackaged and sold resulted in a higher per unit cost. Additionally, incremental warehousing costs (storage, handling, and shipping) of approximately $5.0 million were incurred to consolidate the operations of Agrilink's frozen vegetable business as part of the DFVC Acquisition.

Fruits showed a decline of $10.3 million from $19.0 million in fiscal 1998 to $8.7 million in fiscal 1999. Pie filling accounted for a decline of $6.1 million due to the change in pricing and promotional strategy discussed above. Applesauce showed declines of $1.4 million due to the reduction in pricing resulting from an increased industry supply. The remaining decline resulted from incremental costs associated with a new product launch.

Snacks showed a decline of $3.9 million from $7.4 million in fiscal 1998 to $3.5 million in fiscal 1999. The decline resulted from costs associated with the strike at the Snyder of Berlin facility of approximately $2.5 million (see further discussion at "Other Matters" to the Management's Discussion and Analysis of Financial Condition and Results of Operations) and the competitive pressures within the popcorn category.

Canned meals showed a modest decline due primarily to the recognition in fiscal 1998 of a favorable settlement of an outstanding tax claim regarding meat products.

The other product category showed an improvement due primarily to reductions in costs and promotional spending.

GAIN ON SALE OF ASSETS: In conjunction with the DFVC Acquisition, Agrilink sold its aseptic business to Dean Foods. The purchase price of $80 million was based upon an appraisal completed by an independent appraiser. The gain on the sale was approximately $61.2 million.

On January 29, 1999, Agrilink sold the Adams brand peanut butter operation to the J.M. Smucker Company. The Company received proceeds of approximately $13.5 million which were applied to outstanding bank loans. A gain of approximately $3.5 million was recognized on this transaction.

RESTRUCTURING: Implementation of a corporate-wide restructuring program resulted in a charge of $5.0 million in the third quarter of fiscal 1999. The overall objectives of the plan are to reduce expenses, improve productivity, and streamline operations. The total restructuring charge was primarily comprised of employee termination benefits (which are estimated to improve annual earnings by approximately $8.0 million). Efforts have focused on the consolidation of operating functions and the elimination of approximately 5 percent of the work force. Reductions in personnel will include operational and administrative positions. During the fourth quarter of fiscal 1999, approximately $1.0 million of this charge was liquidated. The majority of the remaining benefits will be liquidated during fiscal 2000. See further discussion at NOTE 1 to the "Notes to Consolidated Financial Statements."

INCOME FROM GREAT LAKES KRAUT LLC: This amount represents earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Agrilink and Flanagan Brothers, Inc. on July 1, 1997. The increase of $0.9 million over the prior year is attributable to increases in volume and improvements in pricing. See further discussion at NOTE 3 to the "Notes to Consolidated Financial Statements."

INTEREST EXPENSE: Interest expense increased $36.6 million to $67.4 million in fiscal 1999 from $30.8 million in fiscal 1998. This increase is associated with debt utilized to finance the DFVC and Agripac acquisitions and higher levels of seasonal borrowings to fund changes in operating activities due to the increase in the Cooperative's size.

AMORTIZATION OF DEBT ISSUE COSTS ASSOCIATED WITH THE BRIDGE FACILITY: In order to consummate the DFVC Acquisition, Agrilink entered into a $200 million bridge loan facility (the "Bridge Facility"). The Bridge Facility was repaid with the proceeds from the new senior subordinated note offering (see NOTE 5 to the "Notes to Consolidated Financial Statements" - "Debt - Senior Subordinated Notes 11 7/8 Percent due 2008"). Debt issuance costs associated with the Bridge Facility were $5.5 million and were fully amortized during the second quarter of fiscal 1999.

TAX PROVISION: The provision for taxes increased $16.9 million to $24.7 million in fiscal 1999 from $7.8 million in fiscal 1998. Of this net increase, $25.2 million is attributable to the provision associated with the gain on sale of assets. This amount was offset by a $2.1 million benefit resulting from the amortization of debt issue costs associated with the Bridge Facility. The remaining variance is impacted by the change in earnings before tax. The Cooperative's effective tax rate is impacted by the net proceeds distributed to members and the non-deductibility of certain amounts of goodwill. A further discussion of tax matters is included at NOTE 6 to the "Notes to Consolidated Financial Statements."

EXTRAORDINARY ITEM RELATING TO THE EARLY EXTINGUISHMENT OF DEBT: Concurrently with the DFVC Acquisition, Agrilink refinanced its then existing indebtedness, including its 12 1/4 percent Senior Subordinated Notes due 2005 and its then existing bank debt. Premiums and breakage fees associated with early redemptions and other fees incurred amounted to $18.0 million (net of income taxes of $10.4 million).

                     CHANGES FROM FISCAL 1997 TO FISCAL 1998

Net income for fiscal 1998 of $17.1 million represented a $4.4 million or 34.6 percent increase over fiscal 1997 net income of $12.7 million. As an overall summary, management analyzes its business utilizing EBITDA, as management believes EBITDA is a financial indicator of its ability to service debt. Total EBITDA (excluding both the gain on sale of assets and the cumulative effect of an accounting change in fiscal 1997) was $77.3 million in fiscal 1998 as compared to $73.3 million in fiscal 1997. Excluding the impact of businesses sold, EBITDA from continuing operations increased $4.7 million or 8.2 percent to $62.0 million in fiscal 1998 from $57.3 million in fiscal 1997. The improvement in the continuing business was experienced throughout most of Agrilink's product lines and resulted from: (1) an increase in volume and an increase in new customers in product lines; and (2) the continuing benefits from structural changes made within the organization including the consolidation of operations and facilities.

NET SALES: Total net sales decreased $11.1 million, or 1.5 percent, to $719.7 million in fiscal 1998 from $730.8 million in fiscal 1997. Excluding businesses sold, net sales increased by $6.4 million, or 1.1 percent, to $606.8 million in fiscal 1998 from $600.4 million in fiscal 1997.

The increase in net sales from continuing operations is primarily attributable to the vegetable product line. Fiscal 1997 net sales include $13.8 million in sauerkraut sales, which are now accounted for by the joint venture between Agrilink and Flanagan Brothers, Inc. This joint venture was created in fiscal 1998. See NOTE 3 to the "Notes to Consolidated Financial Statements" - "Acquisitions and Disposal Formation of New Sauerkraut Company." Excluding the impact of sauerkraut sales from the prior year, net sales for the vegetable product line increased $23.2 million or 8.6 percent from the prior year. Such increases, primarily within the frozen vegetable and pickle categories resulted from changes in volume, product mix, and new customers.

Net sales for the fruit product line increased $3.0 million as a result of improvements in volume and changes in product mix within the branded pie filling category.

Net sales for snacks decreased by $2.3 million in fiscal 1998. Increases of $1.3 million as a result of new business in the Northwest and product line extensions, including kettle chips within the Snyder brand were offset by a decrease in the popcorn category. Net sales within the popcorn category showed declines of $3.6 million. Popcorn was impacted by pricing and volume caused by competitive pressure.

Net sales and volume for canned meals remained consistent with the prior year.

Net sales within the other product category declined $4.0 million primarily as a result of declines within the dressing category due to competitive pressures on price. Reductions in volume also resulted from actions within the industry.

OPERATING INCOME: Operating income of $55.7 million in fiscal 1998 increased approximately $5.6 million from $50.1 million in fiscal 1997. Excluding the impact of businesses sold and other non-recurring items as identified on page 15, operating income from continuing operations increased from $34.9 million in fiscal 1997 to $41.9 million in fiscal 1998. This represented an improvement of $7.0 million or 20.1 percent.

Vegetables showed improvements of $3.8 million or 31.7 percent. This increase resulted from increases in pricing and volume outlined above.

Fruit showed an improvement of $1.6 million from $17.4 million in fiscal 1997 to $19.0 million in fiscal 1998. This increase is primarily attributable to the increase in net sales for branded pie filling as outlined above.

Snacks showed a modest decline of $0.3 million from $7.7 million in fiscal 1997 to $7.4 million in fiscal 1998. The improvements resulting from new business within the potato chip category were offset by declines in the popcorn category.

Canned meals showed an improvement of $0.9 million from $6.9 million in fiscal 1997 to $7.8 million in fiscal 1998. This improvement primarily resulted from the favorable settlement in fiscal 1998 of an outstanding tax claim with the state of Washington regarding meat products.

The other product category showed a decrease of $0.6 million from $1.2 million in fiscal 1997 to $0.6 million in fiscal 1998. These product lines were negatively impacted by the reduction in net sales outlined above.

INTEREST EXPENSE: Interest expense decreased $5.7 million or 15.6 percent to $30.8 million in fiscal 1998 from $36.5 million in fiscal 1997. This improvement is primarily the result of management's focus on debt reduction during fiscal year 1997. Specific actions taken by management included the sale of Finger Lakes Packaging Company, Inc., the sale of the canned vegetable business, and the sale of the Georgia distribution center. The reduction in debt accounted for $4.2 million of the reduction in interest expense while changes in rate accounted for the remaining $1.5 million reduction.

PROVISION FOR TAXES: The provision for taxes increased $2.3 million or 41.8 percent to $7.8 million in fiscal 1998 from $5.5 million in fiscal 1997. This increase was a result of a $11.4 million increase in earnings before tax. The Cooperative's effective tax rate in fiscal 1998 was 31.4 percent which is impacted by the net proceeds distributed to members and the non-deductibility of goodwill. A further discussion of tax matters is included at NOTE 6 to the "Notes to Consolidated Financial Statements."

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Consolidated Statement of Cash Flows for fiscal 1999 compared to fiscal 1998.

Net cash used in operating activities of $18.1 million in fiscal 1999 increased $31.2 million from the net cash provided by operating activities of $13.1 million in fiscal 1998. This increase primarily results from variances within accounts payable due to the timing of liquidation of outstanding balances and an increase in estimated tax payments. The net change in operating activities has been significantly impacted by the inclusion of operating activities from the DFVC and Agripac acquisitions.

Net cash used in investing activities increased significantly due to activities surrounding the DFVC and Agripac acquisitions. Proceeds from disposals resulted from the sale of the aseptic and peanut butter operations. The purchase of property, plant and equipment increased $9.7 million to $23.8 million in fiscal 1999 from $14.1 million in fiscal 1998. In conjunction with the DFVC and Agripac acquisitions, the Cooperative acquired an additional 19 operating facilities. The increase in the purchase of property, plant, and equipment was utilized to support these locations.

Net cash provided by financing activities also increased significantly due to the DFVC and Agripac acquisitions and the activities completed concurrently to refinance existing indebtedness. See further discussions below describing the Cooperative's financing agreements below and at NOTE 5 to the "Notes to Consolidated Financial Statements."

AGRILINK DEBT

NEW CREDIT FACILITY (BANK DEBT): In connection with the DFVC Acquisition, Agrilink entered into the New Credit Facility with Harris Bank as Administrative Agent and Bank of Montreal as Syndication Agent, and the lenders thereunder. The New Credit Facility consists of the $200 million Revolving Credit Facility and the $455 million Term Loan Facility. The Term Loan Facility is comprised of the Term A Facility, which has a maturity of five years, the Term B Facility, which has a maturity of six years, and the Term C Facility, which has a maturity of seven years. The Revolving Credit Facility has a maturity of five years. All previous bank debt was repaid in conjunction with the execution of the New Credit Facility.

The New Credit Facility bears interest, at Agrilink's option, at the Administrative Agent's alternate base rate or the London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 2.75 percent for loans under the Term B Facility and (z) 3.00 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 2.75 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 3.75 percent for loans under the Term B Facility and (z) 4.00 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. The weighted-average interest rate of interest applicable to the Term Loan Facility was 8.79 percent. In addition, Agrilink pays a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

Upon consummation of the DFVC Acquisition, Agrilink drew $455 million under the Term Loan Facility, consisting of $100 million, $175 million and $180 million of loans under the Term A Facility, Term B Facility and Term C Facility, respectively. Additionally, Agrilink drew $93 million under the Revolving Credit Facility for seasonal working capital needs and $14.3 million under the Revolving Credit Facility was issued for letters of credit. During December 1998, Agrilink's primary lender exercised its right under the New Credit Facility to transfer $50.0 million from the Term A Facility to the Term B and Term C Facilities in increments of $25.0 million.

Utilizing outstanding balances at June 26, 1999, the Term Loan Facility is subject to the following amortization schedule.

Fiscal Year                Term Loan A                 Term Loan B                  Term Loan C                        Total
-----------                -----------                 -----------                  -----------                        ------
                                                    (Dollars in millions)
    2000                         7.5                         0.4                           0.4                         8.3
    2001                        10.0                         0.4                           0.4                        10.8
    2002                        10.0                         0.4                           0.4                        10.8
    2003                        10.0                         0.4                           0.4                        10.8
    2004                        10.3                         0.4                           0.4                        11.1
    2005                         0.0                       194.9                           0.4                       195.3
    2006                         0.0                         0.0                         199.5                       199.5
                             -------                      ------                       -------                     -------
                             $  47.8                      $196.9                        $201.9                      $446.6
                             =======                      ======                       =======                     =======

The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the New Credit Facility. During the third quarter of fiscal 1999, Agrilink made mandatory prepayments of $8.0 million from proceeds of the sale of the peanut butter operations. In addition, during fiscal 1999 principal payments of $0.2 million were made on each of the Term Loan B and Term Loan C facilities.

Agrilink's obligations under the New Credit Facility are secured by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's current and future subsidiaries (excluding AgriFrozen), and (iii) all of Agrilink's rights under the agreement to acquire DFVC (principally indemnification rights) and the Marketing and Facilitation Agreement between Agrilink and Pro-Fac. Agrilink's obligations under the New Credit Facility are guaranteed by Pro-Fac (excluding AgriFrozen) and certain of Agrilink's current and future, if any, subsidiaries.

The New Credit Facility contains customary covenants and restrictions on Agrilink's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The New Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. Under the Credit Agreement, the assets, liabilities, and results of operations of AgriFrozen are not consolidated with Pro-Fac for purposes of determining compliance with the covenants. In August of 1999, Agrilink negotiated an amendment to the original covenants. In conjunction with this amendment, Agrilink incurred a fee of approximately $2.6 million. This fee will be amortized over the remaining life of the New Credit Facility. Pro-Fac and Agrilink are in compliance with all covenants, restrictions and requirements under the terms of the New Credit Facility as amended.

SENIOR SUBORDINATED NOTES - 11 7/8 PERCENT (DUE 2008): To extinguish the Subordinated Bridge Facility, Agrilink issued Senior Subordinated Notes ("New Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the New Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The New Notes represent general unsecured obligations of Agrilink, subordinated in right of payment to certain other debt obligations of Agrilink (including Agrilink's obligations under the New Credit Facility). The New Notes are guaranteed by Pro-Fac and certain of Agrilink's current and future, if any, subsidiaries.

The New Notes contain customary covenants and restrictions on Agrilink's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens; (ii) limitations on consolidations, mergers, sales of assets, transactions with affiliates; and (iii) limitations on dividends and other distributions. Agrilink is in compliance with all covenants, restrictions, and requirements under the New Notes.

SUBORDINATED BRIDGE FACILITY: To complete the DFVC Acquisition, Agrilink entered into a Subordinated Bridge Facility (the "Bridge Facility"). During November 1998, the net proceeds from the sale of the New Notes, together with borrowings under the Revolving Credit Facility, were used to repay all the indebtedness outstanding ($200 million plus accrued interest) under the Bridge Facility. The outstanding indebtedness under the Bridge Facility accrued interest at an approximate rate per annum of 10 1/2 percent. Debt issuance costs associated with the Bridge Facility of $5.5 million were fully amortized during the second quarter of fiscal 1999.

DEAN FOODS SUBORDINATED PROMISSORY NOTE: As partial consideration for the DFVC Acquisition, Agrilink issued to Dean Foods the Dean Foods Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the stated rates on the note are below market value, Agrilink has imputed the appropriate discount utilizing an effective interest rate of 11 7/8 percent. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by Agrilink of additional subordinated promissory notes identical to the note. Agrilink satisfied this requirement through the issuance of three additional promissory notes each for approximately $0.4 million on December 31, 1998, March 31, 1999, and June 30, 1999. Interest accruing after November 22, 2003 is payable in cash. The notes may be prepaid at Agrilink's option without premium or penalty.

The note is expressly subordinate to the New Notes and the New Credit Facility and contains no financial covenants. The note is guaranteed by Pro-Fac.

SENIOR SUBORDINATED NOTES - 12 1/4 PERCENT DUE 2005 ("OLD NOTES"): In conjunction with the DFVC Acquisition, Agrilink repurchased $159,985,000 principal amount of its Old Notes, of which $160 million aggregate principal amount was previously outstanding. Agrilink paid a total of approximately $184 million to repurchase the Old Notes, including interest accrued thereon of $2.9 million. Holders who tendered consented to certain amendments to the indenture relating to the Old Notes, which eliminated or amended substantially all the restrictive covenants and certain events of default contained in such indenture. Agrilink may repurchase the remaining Old Notes in the future in open market transactions, privately negotiated purchases or otherwise.

AGRIFROZEN DEBT

COBANK CREDIT FACILITY (BANK DEBT): In connection with the acquisition of Agripac's frozen vegetable processing business, AgriFrozen entered a Credit Facility with CoBank. The CoBank Credit Facility consists of a $30 million Term Loan Facility and a Revolving Credit Facility both of which mature on June 29, 2002. The Revolving Credit Facility is $55 million for fiscal 2000 and $50 million in each year thereafter.

The CoBank Term Loan Facility bears interest, at AgriFrozen's option, at a fixed or variable rate. The fixed rate represents the CoBank cost of funds plus 4.19 percent. The variable rate represents the CoBank "National Variable Rate," which is a reference rate established by CoBank. In addition, AgriFrozen will pay a commitment fee calculated at a rate of 0.50 percent per annum on the amount by which the CoBank Revolving Credit Facility commitment exceeds the greater of (i) $50 million or (ii) the average daily aggregate of advances. There is an interest cap, which includes the fees on the CoBank Revolving Credit Facility, of $1,925,000 for the initial period ending June 26, 1999 and $5.5 million for each subsequent fiscal year.

AgriFrozen's obligations under the CoBank Credit Facility are secured by a first-priority lien on substantially all existing or after acquired assets, tangible or intangible, of AgriFrozen.

AgriFrozen's obligations under the CoBank Credit Facility are not guaranteed by Pro-Fac or Agrilink and are expressly nonrecourse as to Pro-Fac and Agrilink.

The CoBank Credit Facility contains customary covenants and restrictions on AgriFrozen's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on consolidations, mergers, sale of assets, acquisitions and transactions with affiliates and third parties (iii) limitations on dividends and other distributions and (iv) limitations on capital expenditures and administrative expenses. The CoBank Credit Facility also contains financial covenants that are effective beginning in fiscal 2000. The covenants require AgriFrozen to maintain a minimum level of EBITDA and a maximum leverage ratio. AgriFrozen is in compliance with or has obtained waivers for its covenants, restrictions, and requirements under the terms of the CoBank Credit Facility.

COBANK SUBORDINATED PROMISSORY NOTE: As partial consideration for the acquisition of Agripac's frozen vegetable processing business, AgriFrozen issued to CoBank the CoBank Subordinated Promissory Note for $12 million aggregate principal amount. Interest on the note is payable quarterly in arrears commencing February 22, 2004 until February 22, 2009 at a rate per annum of 5 percent, and at a rate of 7 percent thereafter. As the stated rates on the note are below market value, AgriFrozen has imputed the appropriate discount utilizing an effective interest rate of 13 percent. Interest accruing for the period from February 22, 2004 until February 22, 2009 is payable in kind through the issuance by AgriFrozen of additional subordinated promissory notes identical to the note. Quarterly principal payments are due commencing March 31, 2009 each equal to 1/40 of the principal balance on March 31, 2009 with a final lump-sum payment due February 22, 2014. The note may be prepaid at AgriFrozen's option without premium or penalty.

The note is expressly subordinate to the CoBank Credit Facility. The note is secured by the assets of AgriFrozen, but it is not guaranteed by Pro-Fac or Agrilink and is expressly non-recourse as to Pro-Fac and Agrilink.

CAPITAL EXPENDITURES: Agrilink anticipates that capital expenditures for fiscal years 2000 and 2001 will be approximately $25 million per annum. AgriFrozen anticipates that capital expenditures for fiscal years 2000 and 2001 will be approximately $3.0 million per annum. Both Agrilink and AgriFrozen believe that cash flow from operations and borrowings under their respective bank facilities will be sufficient to meet their respective liquidity requirements for the foreseeable future.

SHORT- AND LONG-TERM TRENDS: The Cooperative has focused on its core businesses and growth opportunities. During fiscal 1999, Agrilink acquired the frozen and canned vegetable business of Dean Foods. On February 23, 1999, the Cooperative along with Northwest Growers Cooperative, Inc., an Oregon cooperative, purchased the Agripac frozen vegetable processing business. The Cooperative believes that these acquisitions strengthened its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.

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

The 1998 growing season has resulted in an increased supply of vegetables throughout the industry. This increase in supply, along with the decline of 10 percent in unit volume within the private label frozen vegetable category has negatively impacted the Cooperative's margin in the third and fourth quarters of fiscal 1999 and continues to date.

SUPPLEMENTAL INFORMATION ON INFLATION: The changes in costs and prices within the Cooperative's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by changes caused by inflation.

OTHER MATTERS

SALE OF THE PRIVATE LABEL CANNED VEGETABLE BUSINESS: On September 15, 1999, Agrilink and Seneca Foods Corporation announced they are in negotiation regarding the purchase by Seneca of Agrilink's Midwest, private label, canned vegetable business. The transaction will include reciprocal copacking agreements. The parties are working toward finalizing the agreement by early November, subject to further due diligence and board and regulatory approval. This transaction does not include Agrilink's branded canned vegetables, Veg-All and Freshlike.

SNYDER OF BERLIN FACILITY STRIKE: In April 1999, approximately 160 workers at Agrilink's Snyder of Berlin facility, in Berlin, Pennsylvania went out on strike. The Snyder facility employs a total of approximately 370 people. These employees returned to work in June 1999.

YEAR 2000 READINESS DISCLOSURE: A full inventory and analysis of business applications and related software was performed and Agrilink determined that it will be required to modify or replace certain portions of its software so that its computer systems will be Year 2000 compliant. These modifications and replacements are being and will continue to be made in conjunction with Agrilink's overall information systems initiatives. No major delay in these initiatives is anticipated.

In addition, Agrilink is contacting non-information technology vendors to ensure that any of their products that are currently in use can adequately deal with the change in century. Areas being addressed include full reviews of manufacturing equipment, telephone and voice mail systems, security systems, and other office/site support systems. Based upon preliminary information, the costs of addressing potential problems are not expected to have a material adverse impact on Agrilink's financial position, results of operations, or cash flows in future periods. Accordingly, the cost of the project is being funded through operating cash flows.

Agrilink has initiated formal communications with significant suppliers and customers to determine the extent to which Agrilink is vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which Agrilink's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with Agrilink's systems, would not have material adverse effect on Agrilink. Accordingly, Agrilink plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

Agrilink expects to complete the Year 2000 project during the fall of 1999. Based on the progress made to date (which includes compliant systems in place and in production), Agrilink does not believe any material exposure to significant business interruption exists. In the event some of the remaining elements of Agrilink's Year 2000 compliance project are delayed, Agrilink has outlined a contingency plan to ensure alternative workaround initiatives are completed.

In June 1997, Systems & Computer Technology Corporation ("SCT") and Agrilink announced a major outsourcing services and software agreement effective June 30, 1997. The ten-year agreement is currently valued at approximately $50.0 million and is for SCT's OnSite outsourcing services, including assistance in solving the Year 2000 issue. Management believes that any cost in addition to the SCT annual fees required to becoming Year 2000 Compliant will not be material.

Prior to the acquisition of the Agripac frozen vegetable processing business, the Cooperative conducted an analysis of Agripac's associated computer hardware and software systems. Based on this analysis, AgriFrozen is currently in the process of replacing its computer hardware with year 2000 compliant hardware and has entered into a sublease with Agrilink pursuant to which it will license Agrilink's software systems. AgriFrozen expects that its computer hardware replacement and software conversion will be completed on or before November 1999. The software conversion is not expected to have a material adverse impact on AgriFrozen's operations. Also before the acquisition, Agripac conducted an assessment of its vendors, suppliers and customers to determine the extent of their year 2000 readiness and potential vulnerability. However, there can be no guarantee that the systems of other companies on which AgriFrozen's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with AgriFrozen's systems, would not have a material adverse effect on AgriFrozen.

PRODUCT RECALL: In February 1997, Agrilink issued a nationwide recall of all "Tropic Isle" brand fresh frozen coconut produced in Costa Rica because it had the potential to be contaminated with Listeria monocytogenes, an organism which can cause serious and sometimes fatal infections in small children, frail or elderly people, or people with weakened immune systems. The total estimated cost of the product recall was $0.5 million. This amount was recognized as an expense in fiscal 1997. Agrilink received closure of this matter by the FDA on March 11, 1998. Should any material costs associated with this recall develop, it is anticipated that such amounts will be covered under Agrilink's insurance policies.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK MANAGEMENT: The Cooperative is subject to market risk from exposure to changes in interest rates based on its financing activities. Agrilink has entered into certain financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. More specifically, Agrilink entered into two interest rate swap agreements with the Bank of Montreal. The agreements provide for fixed interest rate payments by Agrilink in exchange for payments received at the three-month LIBOR rate. See further discussion at NOTE 5 "Debt - Interest Rate Protection Agreements" to the "Notes to Consolidated Financial Statements."

The following is a summary of Agrilink's interest rate swap agreements:

                                             June 26, 1999
                                             -------------
Interest Rate Swap:
Variable to Fixed - notional amount            $250,000,000
   Average pay rate                             4.96-5.32%
   Average receive rate                            5.00%
   Maturities through                              2001

Agrilink had a two-year option to extend the maturity date on one of the interest rate swap agreements with a notional amount of $100,000,000. On June 8, 1999, Agrilink sold this option to Bank of Montreal for approximately $2,050,000. The gain resulting from the sale is being recognized over the remaining life of the interest rate swap.

While there is potential that interest rates will fall, and hence minimize the benefits of Agrilink's hedge position, it is Agrilink's position that on a long-term basis, the possibility of interest rates increasing exceeds the likelihood of interest rates decreasing. Agrilink will, however, monitor market conditions to adjust its position as it considers necessary.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX TO FINANCIAL STATEMENTS

    ITEM                                                                                                           PAGE
    ----
Pro-Fac Cooperative, Inc. and Consolidated Subsidiary:
   Management's Responsibility for Financial Statements...........................................................  26
   Report of Independent Accountants..............................................................................  27
   Consolidated Financial Statements:
     Consolidated Statement of Operations and Net Proceeds for the years ended
       June 26, 1999, June 27, 1998, and June 29, 1996............................................................  28
     Consolidated Balance Sheet as of June 26, 1999 and June 27, 1998.............................................  29
     Consolidated  Statement of Cash Flows for the years ended June 26, 1999,  June 27, 1998, and June 28, 1997 ..  30
     Consolidated Statement of Changes in Shareholders' and Members' Capitalization and Redeemable Stock
       for the years ended June 26, 1999, June 27, 1998, and June 28, 1997........................................  32
     Notes to Consolidated Financial Statements...................................................................  33
     Selected Quarterly Financial Data............................................................................  55


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

The Board of Directors exercises its responsibility for these financial statements. The independent accountants and internal auditors of the Cooperative have full and free access to the Board. The Board periodically meets with the independent accountants and the internal auditors, without management present, to discuss accounting, auditing and financial reporting matters.

/s/ Dennis M. Mullen                     /s/ Earl L. Powers
--------------------------------         ---------------------------------------
    Dennis M. Mullen                        Earl L. Powers
    President and                           Executive Vice President Finance and
    Chief Executive Officer                 Chief Financial Officer
    AGRILINK FOODS, INC.                    AGRILINK FOODS, INC.

                                            Vice President Finance and
                                            Assistant Treasurer
                                            PRO-FAC COOPERATIVE, INC.

/s/ Stephen R. Wright
-----------------------------------------
    Stephen R. Wright
    Executive Vice President Agriculture
    AGRILINK FOODS, INC.

    General Manager
    PRO-FAC COOPERATIVE, INC.

    August 23, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors of
Pro-Fac Cooperative, Inc.

In our opinion, the consolidated financial statements listed under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Pro-Fac Cooperative, Inc. and its subsidiaries at June 26, 1999 and June 27, 1998, and the results of their operations and their cash flows for each of the three fiscal years ended June 26, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Cooperative's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under Item 14 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the fiscal years ended June 26, 1999, June 27, 1998, and June 28, 1997 when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

/s/ PricewaterhouseCoopers LLP
--------------------------------
   Rochester, New York
   August 23, 1999

                            FINANCIAL STATEMENTS

PRO-FAC COOPERATIVE, INC. AND CONSOLIDATED SUBSIDIARIES - AGRILINK FOODS, INC. AND AGRIFROZEN FOODS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND NET PROCEEDS

(DOLLARS IN THOUSANDS)

                                                                                            Fiscal Years Ended
                                                                                ------------------------------------------------
                                                                                June 26, 1999    June 27, 1998     June 28, 1997
                                                                                -------------    ------------      -------------

Net sales                                                                        $ 1,238,946      $  719,665        $  730,823
Cost of sales                                                                       (877,438)       (524,082)         (539,081)
                                                                                 -----------      ----------        ----------
Gross profit                                                                         361,508         195,583           191,742
Selling, administrative, and general expenses                                       (291,395)       (141,739)         (145,214)
Gains on sale of assets                                                               64,734               0             3,565
Restructuring                                                                         (5,000)              0                 0
Income from Great Lakes Kraut Company                                                  2,787           1,893                 0
                                                                                 -----------      ----------        ----------
Operating income                                                                     132,634          55,737            50,093
Interest expense                                                                     (67,420)        (30,767)          (36,473)
Amortization of debt issue costs associated with the Bridge Facility                  (5,500)              0                 0
                                                                                 -----------      ----------        ----------
Pretax income before extraordinary item, cumulative effect of an accounting
   change, dividends, and allocation of net proceeds                                  59,714          24,970            13,620
Tax provision                                                                        (24,746)         (7,840)           (5,529)
                                                                                 -----------      ----------        ----------
Income before extraordinary item, cumulative effect of an accounting change,
   dividends, and allocation of net proceeds                                          34,968          17,130             8,091
Extraordinary item relating to the early extinguishment of debt (net of
   income taxes)                                                                     (18,024)              0                 0
Cumulative effect of an accounting change (net of income taxes)                            0               0             4,606
                                                                                 -----------      ----------        ----------
Net income                                                                       $    16,944      $   17,130         $  12,697
                                                                                 ===========      ==========        ==========

Allocation of Net Proceeds:
   Net income                                                                    $    16,944      $   17,130        $   12,697
   Dividends on common and preferred stock                                            (6,734)         (6,328)           (5,503)
                                                                                 -----------      ----------        ----------
   Net proceeds                                                                       10,210          10,802             7,194
   Allocation to earned surplus                                                      (10,210)         (4,662)           (3,661)
                                                                                 ------------     ----------        ----------
   Net proceeds available to members                                             $         0      $    6,140        $    3,533
                                                                                 ===========      ==========        ==========

Allocation of net proceeds available to members:
   Payable to members currently (25% of qualified proceeds
     available to members in fiscal 1998 and 1997, respectively)                 $         0      $    1,535        $      883

   Allocated to members but retained by the Cooperative:
     Qualified retains                                                                     0           4,605             2,650
                                                                                 -----------      ----------        ----------
     Net proceeds available to members                                           $         0      $    6,140        $    3,533
                                                                                 ===========      ==========        ==========

        The accompanying notes are an integral part of these consolidated financial statements.

PRO-FAC COOPERATIVE, INC. AND CONSOLIDATED SUBSIDIARIES - AGRILINK FOODS, INC. AND AGRIFROZEN FOODS, INC.
CONSOLIDATED BALANCE SHEET

(DOLLARS IN THOUSANDS)

                                                 ASSETS

                                                                                                       June 26, 1999  June 27, 1998
                                                                                                       -------------  -------------
Current assets:
   Cash and cash equivalents                                                                             $    6,540    $   5,049
   Accounts receivable, trade, less allowances for bad debts of $1,607 and $774, respectively                88,249       55,046
   Accounts receivable, other                                                                                 9,848        6,107
   Income taxes refundable                                                                                   11,295            0
   Current deferred tax assets                                                                               16,160        4,849
   Inventories -
     Finished goods                                                                                         284,863      111,153
     Raw Materials and supplies                                                                              50,057       30,433
                                                                                                         ----------     --------
       Total inventories                                                                                    334,920      141,586
                                                                                                         ----------     --------
   Current investment in CoBank                                                                               2,403        1,994
   Prepaid manufacturing expense                                                                             18,217        8,404
   Prepaid expenses and other current assets                                                                 27,883       12,989
                                                                                                         ----------     --------
       Total current assets                                                                                 515,515      236,024
Investment in CoBank                                                                                         19,693       22,377
Investment in Great Lakes Kraut Company                                                                       6,679        6,584
Property, plant, and equipment, net                                                                         367,255      194,615
Assets held for sale at net realizable value                                                                    890        2,662
Goodwill and other intangible assets, less accumulated amortization of $22,031 and $13,634, respectively    260,733       94,744
Other assets                                                                                                 25,714       12,234
                                                                                                         ----------     --------
       Total assets                                                                                      $1,196,479     $569,240
                                                                                                         ===========    ========

            LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
   Notes payable                                                                                          $  54,900     $      0
   Current portion of obligations under capital leases                                                          208          256
   Current portion of long-term debt                                                                          8,670        8,071
   Accounts payable                                                                                         107,159       72,690
   Income taxes payable                                                                                           0        4,046
   Accrued interest                                                                                           5,974        8,559
   Accrued employee compensation                                                                             15,127        8,598
   Other accrued expenses                                                                                    64,603       19,013
   Dividends payable                                                                                             45           52
   Amounts due AgriFrozen growers                                                                             1,453            0
   Amounts due members                                                                                       20,045       20,636
                                                                                                         ----------     --------
       Total current liabilities                                                                            278,184      141,921
Obligations under capital leases                                                                                568          503
Long-term debt                                                                                              702,322      229,937
Deferred income tax liabilities                                                                              23,072       32,457
Other non-current liabilities                                                                                32,222       23,053
Minority interest in AgriFrozen                                                                               8,000            0
                                                                                                         ----------     --------
       Total liabilities                                                                                  1,044,368      427,871
                                                                                                         ----------     --------
Commitments and contingencies
Class B cumulative redeemable preferred stock, liquidation preference $10 per share, authorized 500,000 shares; issued and outstanding 26,061
   and 27,043, respectively                                                                                     261          270
Common stock, par value $5, authorized - 7,000,000 shares

                                                                 June 26, 1999          June 27, 1998
                                                                 -------------          -------------
   Shares issued                                                 1,995,740               1,825,863
   Shares subscribed                                               384,649                 160,629
                                                                 ---------               ---------
       Total subscribed and issued                               2,380,389               1,986,492
   Less subscriptions receivable in installments                  (384,649)               (160,629)
                                                                 ---------               ---------
       Total issued and outstanding                              1,995,740               1,825,863            9,979        9,129
                                                                 =========               =========
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                                    25,573       29,765
   Non-qualified allocation to members                                                                        2,050        2,660
Non-cumulative Preferred Stock, par value $25, authorized - 5,000,000 shares;
   issued and outstanding - 39,635 and 45,001, respectively                                                     991        1,125
Class A Cumulative Preferred Stock, liquidation preference $25 per share;
   authorized 10,000,000 shares; issued and outstanding 3,694,495
   and 3,503,199, respectively                                                                               92,362       87,580
Earned surplus                                                                                               21,658       11,448
Accumulated other comprehensive income:
   Minimum pension liability adjustment                                                                        (763)        (608)
                                                                                                         ----------     --------
       Total shareholders' and members' capitalization                                                      141,871      131,970
                                                                                                         ----------     --------
       Total liabilities and capitalization                                                              $1,196,479     $569,240
                                                                                                         ==========     ========

       The accompanying notes are an integral part of these consolidated financial statements.

PRO-FAC COOPERATIVE, INC. AND CONSOLIDATED SUBSIDIARIES - AGRILINK FOODS, INC. AND AGRIFROZEN FOODS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                                                               Fiscal Years Ended
                                                                            ------------------------------------------------------
                                                                            June 26, 1999        June 27, 1998       June 28, 1997
                                                                            -------------        -------------       -------------

Cash Flows from Operating Activities:
   Net income                                                                $  16,944           $   17,130            $  12,697
   Amount payable to members currently                                               0               (1,535)                (883)
   Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary item relating to the early extinguishment of debt
     (net of income taxes)                                                      18,024                    0                    0
     Cumulative effect of an accounting change (net of income taxes)                 0                    0               (4,606)
     Gains on sale of assets                                                   (64,734)                   0               (3,565)
     Loss on disposal of assets                                                    353                    0                    0
     Amortization of goodwill and other intangibles                              9,396                3,581                4,092
     Amortization of debt issue costs                                            7,678                  800                  800
     Depreciation                                                               24,752               18,009               22,680
     Provision for deferred taxes                                                9,949                  752                4,557
     Provision for losses on accounts receivable                                   208                    0                  445
     Equity in undistributed earnings of the Bank                                 (520)                (715)              (1,143)
     Change in assets and liabilities:
       Accounts receivable                                                          32               (9,294)              (3,983)
       Inventories                                                              34,388              (25,654)              (1,636)
       Income taxes payable/refundable                                          (5,231)              (1,626)               2,272
       Accounts payable and accrued expenses                                   (52,639)              18,145                 (922)
       Amounts due to members                                                     (591)               4,845                7,033
       Other assets and liabilities                                            (16,078)             (11,360)                 530
                                                                             ---------           ----------            ---------
Net cash (used in)/provided by operating activities                            (18,069)              13,078               38,368
                                                                             ---------           ----------            ---------
Cash Flows from Investing Activities:
   Purchase of property, plant, and equipment                                  (23,787)             (14,056)             (13,691)
   Proceeds from disposals                                                      93,486               12,794               68,716
   Proceeds from sales of idle facilities                                        1,427                    0                4,465
   Proceeds from investment in Bank                                              2,795                1,611                  315
   Cash paid for acquisitions                                                 (516,052)              (7,423)                   0
                                                                             ---------           ----------            ---------
Net cash (used in)/provided by investing activities                           (442,131)              (7,074)              59,805
                                                                             ---------           ----------            ---------
Cash Flows from Financing Activities:
   Net proceeds from note payable                                               54,900                    0                    0
   Proceeds from issuance of long-term debt                                    720,045               11,180                    0
   Payments on long-term debt                                                 (287,574)              (8,076)             (97,854)
   Payments on capital leases                                                     (282)                (616)                (503)
   Cash paid for debt issuance costs                                           (19,354)                   0                    0
   Issuance of stock, net of repurchases                                           844                  140                 (260)
   Cash paid in lieu of fractional shares                                            0                   (9)                   0
   Cash portion of non-qualified conversion                                       (153)                 (84)                 (88)
   Cash dividends paid                                                          (6,735)              (6,328)              (5,503)
                                                                             ---------           ----------            ---------
Net cash provided by/(used in) financing activities                            461,691               (3,793)            (104,208)
                                                                             ---------           ----------            ---------
Net change in cash and cash equivalents                                          1,491                2,211               (6,035)
Cash and cash equivalents at beginning of period                                 5,049                2,838                8,873
                                                                             ---------           ----------            ---------
Cash and cash equivalents at end of period                                   $   6,540           $    5,049            $   2,838
                                                                              ========           ==========            =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest (net of amount capitalized)                                    $  70,005           $   30,319            $  36,907
                                                                             =========           ==========            =========
     Income taxes, net                                                       $  14,742           $    8,714            $  (1,300)
                                                                             =========           ==========            =========
     Acquisition of Agripac, Inc.:
       Accounts receivable                                                   $  12,563           $        0            $       0
       Inventories                                                              42,655                    0                    0
       Property, plant, and equipment                                           26,727                    0                    0
       Prepaid expenses and other current assets                                 1,063                    0                    0
       Discount on subordinated note                                             8,157                    0                    0
       Other non-current assets                                                  4,000                    0                    0
       Other accrued expenses                                                  (10,644)                   0                    0
       Other non-current liabilities                                            (4,000)                   0                    0
       Minority interest                                                        (8,000)                   0                    0
                                                                             ---------           ----------            ---------
                                                                             $  72,521           $        0            $       0
       Escrow to be refunded                                                     6,413                    0                    0
                                                                             ---------           ----------            ---------
                                                                                78,934                    0                    0
       Discount on subordinated note                                            (8,157)                   0                    0
                                                                             ---------           ----------            ---------
                                                                             $  70,777           $        0            $       0
                                                                             =========           ==========            =========

   The accompanying notes are an integral part of these financial statements.

PRO-FAC COOPERATIVE, INC. AND CONSOLIDATED SUBSIDIARIES - AGRILINK FOODS, INC. AND AGRIFROZEN FOODS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(DOLLARS IN THOUSANDS)

                                                                                             Fiscal Years Ended
                                                                           -------------------------------------------------------
                                                                           June 26, 1999         June 27, 1998      June 28, 1997
                                                                           -------------         -------------      -------------

     Acquisition of Erin's Gourmet Popcorn:
       Inventories                                                           $      33            $       0            $       0
       Property, plant, and equipment                                               26                    0                    0
       Goodwill and other intangible assets                                        554                    0                    0
                                                                             ---------            ---------            ---------
                                                                             $     613            $       0            $       0
                                                                             =========            =========            =========
     Acquisition of Dean Foods Vegetable Company:
       Accounts receivable                                                   $  24,201            $       0            $       0
       Inventories                                                             195,674                    0                    0
       Prepaid expenses and other current assets                                 6,374                    0                    0
       Property, plant, and equipment                                          157,227                    0                    0
       Assets held for sale                                                         49                    0                    0
       Goodwill and other intangible assets                                    178,377                    0                    0
       Accounts payable                                                        (40,865)                   0                    0
       Accrued employee compensation                                            (8,437)                   0                    0
       Other accrued expenses                                                  (74,845)                   0                    0
       Long-term debt                                                           (2,752)                   0                    0
       Subordinated promissory note                                            (22,590)                   0                    0
       Deferred tax asset                                                       30,645                    0                    0
       Other assets and liabilities, net                                        (2,453)                   0                    0
                                                                             ---------            ---------            ---------
                                                                             $ 440,605            $       0            $       0
                                                                             =========            =========            =========
     Acquisition of J.A. Hopay Distributing Co., Inc.:
       Accounts receivable                                                   $     420            $       0            $       0
       Inventories                                                                 153                    0                    0
       Property, plant and equipment                                                51                    0                    0
       Goodwill and other intangible assets                                      3,303                    0                    0
       Other accrued expenses                                                     (251)                   0                    0
       Obligation for covenant not to compete                                   (1,363)                   0                    0
                                                                             ----------           ---------            ---------
                                                                             $   2,313            $       0            $       0
                                                                             =========            =========            =========
     Acquisition of DelAgra:
       Accounts receivable                                                   $       0            $     403            $       0
       Inventories                                                                   0                3,212                    0
       Prepaid expenses and other current assets                                     0                   81                    0
       Property, plant, and equipment                                                0                1,842                    0
       Goodwill and other intangible assets                                          0                1,508                    0
       Other accrued expenses                                                        0                 (433)                   0
                                                                             ---------            ---------            ---------
                                                                             $       0            $   6,613            $       0
                                                                             =========            =========            =========
     Acquisition of C&O Distributing Company:
       Property, plant, and equipment                                        $       0            $      54            $       0
       Goodwill                                                                      0                  756                    0
                                                                             ---------            ---------            ---------
                                                                             $       0            $     810            $       0
                                                                             =========            =========            =========
     Investment in Great Lakes Kraut Company:
       Inventories                                                           $       0            $   2,175            $       0
       Prepaid expenses and other current assets                                     0                  409                    0
       Property, plant, and equipment                                                0                6,966                    0
       Other accrued expenses                                                        0                  (62)                   0
                                                                             ---------            ---------            ---------
                                                                             $       0            $   9,488            $       0
                                                                             =========            =========            =========
Supplemental schedule of non-cash investing and financing activities:
         Conversion of retains to preferred stock                            $   4,648            $   6,967            $   3,275
                                                                             =========            =========            =========
         Net proceeds allocated to members but retained by the Cooperative   $       0            $   4,605            $   2,650
                                                                             =========            =========            =========
         Capital lease obligations incurred                                  $     320            $     222            $     206
                                                                             =========            =========            =========
         Notes from Nalley Canada Ltd. forgiven in acquisition               $       0            $       0            $   4,986
                                                                             =========            =========            =========

   The accompanying notes are an integral part of these financial statements.

PRO-FAC COOPERATIVE, INC. AND CONSOLIDATED SUBSIDIARIES - AGRILINK FOODS, INC. AND AGRIFROZEN FOODS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' AND MEMBERS' CAPITALIZATION AND REDEEMABLE STOCK

(DOLLARS IN THOUSANDS)

                                                                                                  Fiscal Years Ended
                                                                                     --------------------------------------------
                                                                                      June 26,          June 27,        June 28,
                                                                                        1999              1998            1997
                                                                                     -------           --------        --------

Retained earnings allocated to members:
Qualified retains:
Balance at beginning of period                                                      $   29,765       $   31,920         $  32,318
   Net proceeds allocated to members                                                         0            4,605             2,650
   Converted to preferred stock                                                         (4,191)          (6,751)           (3,048)
   Cash paid in lieu of fractional shares                                                   (1)              (9)                0
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                             25,573           29,765            31,920
                                                                                    ----------       ----------        ----------
Non-qualified retains:
   Balance at beginning of period                                                        2,660            2,960             3,275
   Distribution of non-qualified retains -
     Cash paid                                                                            (153)             (84)              (88)
     Converted to preferred stock                                                         (457)            (216)             (227)
                                                                                    -----------      ----------        -----------
   Balance at end of period                                                              2,050            2,660             2,960
                                                                                    ----------       ----------        ----------
Total retains allocated to members at end of period                                     27,623           32,425            34,880
                                                                                    ----------       ----------        ----------
Non-cumulative preferred stock:
   Balance at beginning of period                                                        1,125            1,345             2,645
   Conversion to cumulative preferred stock                                               (134)            (220)           (1,300)
                                                                                    ----------       ----------        -----------
   Balance at end of period                                                                991            1,125             1,345
                                                                                    ----------       ----------        ----------
Cumulative preferred stock:
   Balance at beginning of period                                                       87,580           80,393            75,818
   Converted from non-cumulative preferred stock                                           134              220             1,300
   Converted from non-qualified retains                                                    457              216               227
   Converted from qualified retains                                                      4,191            6,751             3,048
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                             92,362           87,580            80,393
                                                                                    ----------       ----------        ----------
Earned surplus (unallocated and apportioned):
   Balance at beginning of period                                                       11,448            6,786             3,125
   Allocation to earned surplus                                                         10,210            4,662             3,661
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                             21,658           11,448             6,786
                                                                                    ----------       ----------        ----------
Accumulated other comprehensive income:
   Balance at beginning of period                                                         (608)               0                 0
   Minimum pension liability adjustment                                                   (155)            (608)                0
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                               (763)            (608)                0
                                                                                    -----------      ----------        ----------
Total shareholders' and members' capitalization                                     $  141,871       $  131,970        $  123,404
                                                                                    ==========       ==========        ==========
Redeemable stock:
Class B cumulative preferred stock:
   Balance at beginning of period                                                   $      270       $      315        $      334
   (Repurchased)/issued, net                                                                (9)             (45)              (19)
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                         $      261       $      270        $      315
                                                                                    ==========       ==========        ==========
Common stock:
   Balance at beginning of period                                                   $    9,129       $    8,944        $    9,185
   Issued/(repurchased), net                                                               850              185              (241)
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                         $    9,979       $    9,129        $    8,944
                                                                                    ==========       ==========        ==========


       The accompanying notes are an integral part of these consolidated financial statements.

             PRO-FAC COOPERATIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                 AGRILINK FOODS, INC. AND AGRIFROZEN FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF ACCOUNTING POLICIES

Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") is an agricultural cooperative which processes and markets crops grown by its members through its wholly-owned subsidiary Agrilink Foods, Inc. ("Agrilink") and through its subsidiary AgriFrozen Foods, Inc. ("AgriFrozen") in which it has a controlling interest.

Agrilink has four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales is within the United States. AgriFrozen has vegetables as its one primary product line. The majority of each of the product lines' net sales are within the United States. In addition, all of the Cooperative's operating facilities, excluding one in Mexico, are within the United States.

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

FISCAL YEAR: The fiscal year of Pro-Fac ends on the last Saturday in June. Fiscal 1999, 1998, and 1997 each comprised 52 weeks.

CONSOLIDATION: The consolidated financial statements include the Cooperative and its subsidiaries, Agrilink and AgriFrozen. The financial statements are after elimination of intercompany transactions and balances. Investments in affiliates, owned more than 20 percent but not in excess of 50 percent, are recorded under the equity method of accounting.

RECLASSIFICATION: Certain items for fiscal 1998 and 1997 have been reclassified to conform with the current presentation.

ADOPTION OF SFAS NO. 130: Effective June 28, 1998, the Cooperative adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. Under SFAS No. 130, the term "comprehensive income" is used to describe the total of net earnings plus other comprehensive income. The Cooperative includes minimum pension liability adjustments within comprehensive income. The adoption of SFAS No. 130 did not have a material effect on the Cooperative's results of operations or financial position.

ADOPTION OF SFAS NO. 131: Effective June 28, 1998 the Cooperative adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Cooperative's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. This change in approach and the adoption of SFAS No. 131 did not affect the Cooperative's results of operations or financial position.

As management makes the majority of its operating decisions based upon the Company's significant product lines, the Company has elected to utilize significant product lines in determining its operating segments. The Company's four primary operating segments are as follows: vegetables, fruits, snacks, and canned meals. See NOTE 8 to the "Notes to Consolidated Financial Statements."

RESTRUCTURING: During the third quarter of fiscal 1999, Agrilink began implementation of a corporate-wide restructuring program. The overall objectives of the plan are to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately 5 percent of the work force. Reductions in personnel will include operational and administrative positions. During the fourth quarter of fiscal 1999, approximately $1.0 million of this charge was liquidated. The remaining termination benefits will be liquidated during fiscal 2000.

EXTRAORDINARY ITEM RELATING TO THE EARLY EXTINGUISHMENT OF DEBT: During fiscal 1999, Agrilink refinanced its existing indebtedness, including its 12 1/4 percent Senior Subordinated Notes due 2005 and its then existing bank debt. Premiums and breakage fees associated with early redemptions and other fees incurred amounted to $18.0 million (net of applicable income taxes of $10.4 million). See NOTE 3 to the "Notes to Consolidated Financial Statements."

CHANGE IN ACCOUNTING PRINCIPLE: Effective June 30, 1996, accounting procedures were changed to include in prepaid expenses and other current assets, manufacturing spare parts previously charged directly to expense. Management believes this change is preferable because it provides a better matching of costs with related revenues when evaluating interim financial statements. The favorable cumulative effect of the change (net of income taxes of $1.1 million) was $4.6 million. Pro forma amounts for the cumulative effect of the accounting change on prior periods are not determinable due to the lack of physical inventory counts required to establish quantities at the respective dates. Management does not believe that the difference in accounting methodologies for spare parts had any material impact on historical financial statements.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include short-term investments with maturities of three months or less. There were no such short-term investments at June 26, 1999 or June 27, 1998.

INVENTORIES: Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method. Reserves recorded at June 26, 1999 and June 27, 1998 were $8,401,000 and $391,000, respectively.

INVESTMENT IN COBANK: The Cooperative's investment in CoBank was required as a condition of previous borrowings. These securities are not physically issued by CoBank, but rather the Cooperative is notified as to their monetary value. The investment is carried at cost plus the Cooperative's share of the undistributed earnings of CoBank (that portion of patronage refunds not distributed currently in cash).

Earnings on the Cooperative's investment in the Bank in fiscal year 1999, 1998, and 1997 amounted to $743,000, $1,023,000, and $1,633,000, respectively.

During fiscal 1999, all outstanding obligations due CoBank were repaid. In conjunction with the operating policy of CoBank, the Cooperative's investment will be liquidated over a five-year period.

PREPAID MANUFACTURING EXPENSE: Allocation of manufacturing overhead to finished goods produced is on the basis of a production period; thus at the end of each period, manufacturing costs incurred by seasonal plants, subsequent to the end of previous pack operations, are deferred and included in the accompanying balance sheet. Such costs are applied to finished goods during the next production period and recognized as an element of costs of goods sold.

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

GOODWILL AND OTHER INTANGIBLES: Goodwill and other intangible assets include the cost in excess of the fair value of net tangible assets acquired in purchase transactions and acquired non-competition agreements and trademarks. Goodwill and other intangible assets, stated net of accumulated amortization, are amortized on a straight-line basis over 3 to 35 years. The Cooperative periodically assesses whether there has been a permanent impairment in the value of goodwill. This is accomplished by determining whether the estimated, undiscounted future cash flows from operating activities exceed the carrying value of goodwill as of the assessment date. Should aggregate future cash flows be less than the carrying value, a writedown would be required, measured by the difference between the discounted future cash flows and the carrying value of goodwill.

OTHER ASSETS: Other assets are primarily comprised of debt issuance costs. The debt issuance costs are amortized over the term of the debt. Amortization expense incurred, including $5,500,000 of fees associated with the Bridge Facility in fiscal 1999, were $7,678,000, $800,000 and $800,000 in fiscal 1999,
1998, and 1997, respectively.

INCOME TAXES: Income taxes are provided on non-patronage income for financial reporting purposes. Deferred income taxes resulting from temporary differences between financial reporting and tax reporting as well as from the issuance of non-qualified retains are appropriately classified in the balance sheet.

PENSION: The Cooperative and its subsidiaries have several pension plans and participate in various union pension plans which on a combined basis cover substantially all employees. Charges to income with respect to plans sponsored by the Cooperative and its subsidiaries are based upon actuarially determined costs. Pension liabilities are funded by periodic payments to the various pension plan trusts.

DERIVATIVE FINANCIAL INSTRUMENTS: The Cooperative does not engage in interest rate speculation. Derivative financial instruments are utilized to hedge interest rate risks and are not held for trading purposes.

Agrilink has entered into interest rate swap agreements to limit exposure to interest rate movements. Net payments or receipts are accrued into prepaid expenses and other current assets and/or other accrued expenses and are recorded as adjustments to interest expense. Interest rate instruments are entered into for periods no greater than the life of the underlying transaction being hedged. Management anticipates that all interest rate derivatives will be held to maturity. Any gains or losses on prematurely terminated interest rate derivatives will be recognized over the remaining life, if any, of the underlying transaction as an adjustment to interest expense.

COMMODITIES OPTIONS CONTRACTS: In connection with the purchase of certain commodities for anticipated manufacturing requirements, the Cooperative occasionally enters into options contracts as deemed appropriate to reduce the effect of price fluctuations. These options contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the product cost. These activities are not significant to the Cooperative's operations as a whole.

CASUALTY INSURANCE: The Cooperative is insured for workers compensation and automobile liability through a primarily self-insured program. The Cooperative accrues for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The accrual for casualty insurance at June 26, 1999 and June 27, 1998 was $6.3 million and $3.3 million, respectively.

ENVIRONMENTAL EXPENDITURES: Environmental expenditures that pertain to current operations are expensed or capitalized consistent with the Cooperative's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recorded when remedial activities are probable, and the cost can be reasonably estimated.

ADVERTISING: Production costs of commercials and programming are charged to operations in the year first aired. The cost of other advertising promotion and marketing programs are charged in the year incurred. Advertising expense incurred in fiscal 1999, 1998, and 1997 amounted to $38,192,000, $9,878,000, and
$8,736,000, respectively.

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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used by the Cooperative in estimating the fair value disclosures for financial instruments:

         CASH AND CASH EQUIVALENTS AND NOTES PAYABLE: The carrying amount approximates fair value because of the short maturity of these instruments.

         LONG-TERM INVESTMENTS: The carrying value of the investment in CoBank was $22.1 million at June 26, 1999. As there is no market price for this investment, a reasonable estimate of fair value is not possible.

         LONG-TERM DEBT: The fair value of the long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. See
         NOTE 5 to the "Notes to Consolidated Financial Statements."

NOTE 2.       AGREEMENTS WITH AGRILINK AND AGRIFROZEN

AGRILINK: The contractual relationship between Pro-Fac and Agrilink is defined in the Pro-Fac Marketing and Facilitation Agreement (the "Pro-Fac Marketing Agreement"). Under the Pro-Fac Marketing Agreement, Agrilink pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink, it may be more or less than the price Agrilink would pay in the open market in the absence of the Pro-Fac Marketing Agreement.

Under the Pro-Fac Marketing Agreement, Agrilink paid Pro-Fac $62.2 million, $58.5 million, and $51.4 million as CMV for crops purchased from Pro-Fac in fiscal years 1999, 1998, and 1997, respectively. Excluding the value of raw agricultural products purchased in conjunction with the DFVC and AgriFrozen acquisitions, the crops purchased by Agrilink from Pro-Fac represented approximately 71 percent, 76 percent, and 71 percent of all raw agricultural crops purchased by Agrilink in fiscal 1999, 1998, and 1997, respectively.

Under the Pro-Fac Marketing Agreement, Agrilink is required to have on its Board of Directors some persons who are neither members of nor affiliated with Pro-Fac ("Disinterested Directors"), the number of Disinterested Directors must at least equal the number of Directors who are members of Pro-Fac. The volume and type of crops to be purchased by Agrilink under the Pro-Fac Marketing Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors of Agrilink. In addition, in any year in which Agrilink has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), Agrilink pays to Pro-Fac up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of Agrilink. In years in which Agrilink has losses on Pro-Fac Products, Agrilink reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of Agrilink. Additional patronage income is paid to Pro-Fac for services provided to Agrilink, including the provision of a long-term, stable crop supply, favorable payment terms for crops and the sharing of risks in losses of certain operations of the business. For fiscal years ended 1998 and 1997, such additional patronage income amounted to $12.5 million and $10.3 million, respectively. For fiscal 1999, there was no additional patronage income. Under the Pro-Fac Marketing Agreement, Pro-Fac is required to reinvest at least 70 percent of the additional patronage income in Agrilink. Subsequent to the acquisition date, Pro-Fac has invested an additional $29.9 million in Agrilink.

AGRIFROZEN: The contractual relationship between Pro-Fac and AgriFrozen is defined in a Marketing and Facilitation Agreement between Pro-Fac and AgriFrozen. Under this agreement, AgriFrozen will purchase raw products from Pro-Fac and will process and market the finished products. AgriFrozen will pay Pro-Fac CMV for the crops supplied by Pro-Fac. In addition, in any year in which AgriFrozen has earnings on any products sold which were processed from crops supplied by Pro-Fac, AgriFrozen will distribute such earnings to members of Pro-Fac. However, in the event AgriFrozen experiences any losses on Pro-Fac products, AgriFrozen will deduct the losses from the total CMV payable. The agreement permits AgriFrozen to pay 20 percent in cash and retain 80 percent of its earnings on Pro-Fac products as working capital.

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

NOTE 3.       ACQUISITIONS AND DISPOSALS

FISCAL 1999 -

AGRIPAC FROZEN VEGETABLE BUSINESS: On February 23, 1999, PF Acquisition II, Inc., which does business under the name AgriFrozen Foods ("AgriFrozen"), acquired the frozen vegetable business of Agripac, Inc. ("Agripac"), an Oregon cooperative. AgriFrozen, Inc. was formed in January 1999 under the corporation laws of New York State. AgriFrozen was formed to acquire substantially all of the assets of Agripac related to its frozen vegetable processing business. On January 4, 1999 Agripac filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon. On January 22, 1999 Agripac, as debtor-in-possession, filed a motion with the Bankruptcy Court for authority to sell substantially all of the assets comprising its frozen food processing business. The bankruptcy court confirmed the sale of Agripac's frozen food processing assets to AgriFrozen by an order entered on February 18, 1999.

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

In order to consummate the acquisition, AgriFrozen (i) entered into a credit facility with CoBank (the "CoBank Credit Facility") providing for $30 million of term loan borrowings and a revolving credit facility (the "CoBank Revolving Credit Facility") of $55 million in fiscal 2000 and $50 million in each year thereafter and (ii) issued a $12 million Subordinated Promissory Note to CoBank. Neither Pro-Fac nor Agrilink guaranteed the debts of AgriFrozen or otherwise pledged any of their respective properties as security for the CoBank financing. All of AgriFrozen's indebtedness is expressly without recourse to Pro-Fac and Agrilink.

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

SALE OF ADAMS BRAND PEANUT BUTTER OPERATIONS: On January 29, 1999, Agrilink sold the Adams brand peanut butter operations to the J.M. Smucker Company. Agrilink received proceeds of approximately $13.5 million which were applied to outstanding bank loans. A gain of approximately $3.5 million was recognized on this transaction.

ERIN'S GOURMET POPCORN: On January 5, 1999, Agrilink announced that it acquired the assets of Erin's Gourmet Popcorn ("Erin's"), a Seattle-based, ready-to-eat popcorn manufacturer. The acquisition was accounted for as a purchase. The purchase price was approximately $0.6 million. Intangibles of approximately $0.6 million were recorded in conjunction with this transaction and are being amortized over 3 to 30 years.

The effects of the Erin's acquisition are not material, and accordingly, have been excluded from the pro forma information presented below.

DEAN FOODS VEGETABLE COMPANY: On September 24, 1998, Agrilink acquired the Dean Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "DFVC Acquisition"). In connection with the DFVC Acquisition, Agrilink sold its aseptic business to Dean Foods. Agrilink paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Dean Foods Subordinated Promissory Note"), as consideration for the DFVC Acquisition. Agrilink had the right, exercisable until July 15, 1999, to require Dean Foods, jointly with Agrilink, to treat the DFVC Acquisition as an asset sale for tax purposes under
Section 338(h)(10) of the Internal Revenue Code. On April 15, 1999, Agrilink paid $13.2 million to Dean Foods and exercised the election.

After the DFVC Acquisition, DFVC was merged into Agrilink. This entity is one of the leading processors of vegetables in the United States, selling its products under well-known brand names, such as Birds Eye, Freshlike and Veg-All, and various private labels. Agrilink believes that the DFVC Acquisition strengthens its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.

The DFVC Acquisition was accounted for under the purchase method of accounting. Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective fair values. Goodwill associated with the DFVC Acquisition is being amortized over 30 years.

The following unaudited pro forma financial information presents a summary of consolidated results of operations of Pro-Fac and DFVC as if the acquisition had occurred at the beginning of the 1998 fiscal year.

                                                                   Fiscal Years Ended
                                                        ---------------------------------------
                                                        June 26, 1999             June 27, 1998
                                                        --------------            -------------
Net sales                                                   $1,336.0                  $1,242.6
Income/(loss) before extraordinary items                    $   25.1                  $   (0.3)
Net income/(loss)                                           $    7.1                  $   (0.3)

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

Concurrently with the DFVC Acquisition, Agrilink refinanced its then existing indebtedness (the "Refinancing"), including its 12 1/4 percent Senior Subordinated Notes due 2005 (the "Old Notes") and its then existing bank debt. On August 24, 1998, Agrilink commenced a tender offer (the "Tender Offer") for all the Old Notes and consent solicitation to certain amendments under the indenture governing the Old Notes to eliminate substantially all the restrictive covenants and certain events of default therein. Substantially all of the $160 million aggregate principal amount of the Old Notes were tendered and purchased by Agrilink for aggregate consideration of approximately $184 million, including accrued interest of $2.9 million. Agrilink also terminated its then existing bank facility (including seasonal borrowings) and repaid $176.5 million, excluding interest owed and breakage fees outstanding thereunder. Agrilink recognized an extraordinary item of $18.0 million (net of income taxes) in the first quarter of fiscal 1999 relating to this refinancing.

In order to consummate the DFVC Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink: (i) entered into a new credit facility (the "New Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods. The Bridge Facility was repaid during November of 1998 principally with the proceeds from a new Senior Subordinated Note Offering. See NOTE 5 - "Debt - Senior Subordinated Notes
11 7/8 Percent (due 2008). Debt issue costs of $5.5 million associated with the Bridge Facility were expensed during the quarter ended December 26, 1998.

J.A. HOPAY DISTRIBUTING CO, INC.: Effective July 21, 1998, Agrilink acquired J.A. Hopay Distributing Co., Inc. ("Hopay") of Pittsburgh, Pennsylvania. Hopay distributed snack products for Snyder of Berlin, one of the Company's businesses included within its snack foods unit. The acquisition was accounted for as a purchase. The purchase price (net of liabilities assumed) was approximately $2.3 million. Intangibles of approximately $3.3 million were recorded in conjunction with this transaction and are being amortized over 5 to 30 years.

The effects of the Hopay acquisition are not material and, accordingly, have been excluded from the above pro forma presentation.

FISCAL 1998 -

MICHIGAN DISTRIBUTION CENTER: Effective March 31, 1998, Agrilink entered into a multiyear logistics agreement under which GATX Logistics will provide freight management, packaging and labeling services, and distribution support to and from production facilities owned by Agrilink in and around Coloma, Michigan. The agreement included the sale of Agrilink's labeling equipment and distribution center. Agrilink received proceeds of $12.6 million for the equipment and facility which were applied to outstanding bank loans. No significant gain or loss occurred as a result of this transaction.

DELAGRA CORP.: Effective March 30, 1998, Agrilink acquired the majority of assets and the business of DelAgra Corp. of Bridgeville, Delaware. DelAgra Corp. is a producer of private label frozen vegetables. The acquisition was accounted for as a purchase. The purchase price was approximately $6.6 million. Goodwill of approximately $0.6 million and $0.9 million for a covenant not to compete were received in conjunction with this transaction These amounts are being amortized over 30 and 5 years, respectively.

C&O DISTRIBUTING COMPANY: Effective March 9, 1998, Agrilink acquired the majority of assets and the business of C&O Distributing Company of Canton, Ohio. C&O distributed snack products for Snyder of Berlin, one of Agrilink's businesses included within its snack foods unit. The acquisition was accounted for as a purchase. The purchase price was approximately $0.8 million. Intangibles of approximately $0.8 million were recorded in conjunction with this transaction and are being amortized over 30 years.

FORMATION OF NEW SAUERKRAUT COMPANY: Effective July 1, 1997, Agrilink and Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, operates as a New York limited liability company with ownership and earnings divided equally between the two companies. The joint venture is accounted for using the equity method of accounting. Summarized financial information of Great Lakes Kraut Company is as follows:

CONDENSED STATEMENT OF EARNINGS
(DOLLARS IN THOUSANDS)

                                         Fiscal Years Ended
                              -------------------------------------------
                              June 26, 1999                 June 27, 1998
                              --------------                -------------
Net sales                      $  30,174                      $ 27,620
Gross profit                   $   9,392                      $  7,439
Operating income               $   6,267                      $  4,411
Net income                     $   5,575                      $  3,786

CONDENSED BALANCE SHEET
(DOLLARS IN THOUSANDS)

Current assets                 $  14,112                      $ 10,668
Noncurrent assets              $  21,669                      $ 18,884
Current liabilities            $  13,237                      $  6,483
Noncurrent liabilities         $   5,736                      $  6,261

FISCAL 1997 -

GEORGIA FROZEN DISTRIBUTION CENTER: On June 27, 1997, Americold acquired Agrilink's frozen foods distribution center in Montezuma, Georgia. In addition, the two companies entered into a long-term logistics agreement under which Americold will manage its facility and all frozen food transportation operations of Agrilink in Georgia and New York. Agrilink received proceeds of approximately $9.1 million which were applied to outstanding bank loans. No significant gain or loss occurred as a result of this transaction.

INFORMATION SERVICES REORGANIZATION: On June 19, 1997, Systems & Computer Technology Corporation ("SCT") and Agrilink announced they signed a major outsourcing services and software agreement effective June 30, 1997. The ten-year agreement, valued at approximately $50 million, is for SCT's, OnSite outsourcing services.

SALE OF NEW YORK CANNED VEGETABLE BUSINESSES: On May 6, 1997, Seneca Foods Corporation ("Seneca") acquired the Agrilink Leicester, New York production facility and the LeRoy, New York distribution center, as well as the Blue Boy brand.

Agrilink received proceeds of approximately $29.4 million which were applied to outstanding bank debt. No significant gain or loss occurred as a result of this transaction.

This transaction also included an agreement requiring Agrilink to handle all vegetable sourcing for Seneca at its New York plants. This agreement initially has a minimum ten-year term.

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

NALLEY CANADA LTD.: On June 26, 1995, Agrilink sold Nalley Canada Ltd., located in Vancouver, British Columbia, to a management group. The operations were sold for approximately $8.0 million. Approximately, $4.0 million was received in cash. The remainder of the proceeds were received through a series of long-term notes with maturities between 1998 and 2005. The notes included an interest rate of 12 1/4 percent.

In April 1997, Agrilink acquired certain businesses from Nalley Canada Ltd. The acquired operations include a $12.0 million consumer products business, which markets throughout the western Provinces of Canada. The purchase price of approximately $5.0 million was paid through the forgiveness of various long-term receivables (including interest earned) issued to Agrilink in connection with its sale of the stock of Nalley Canada Ltd. in 1995.

FINGER LAKES PACKAGING: On October 9, 1996, Agrilink completed the sale of Finger Lakes Packaging, Inc. ("Finger Lakes Packaging"), a subsidiary of Agrilink to Silgan Containers Corporation, an indirect, wholly-owned subsidiary of Silgan Holdings, Inc., headquartered in Stamford, Connecticut. A gain of approximately $3.6 million was recognized on this transaction. Agrilink received proceeds of approximately $30.0 million. Proceeds from this sale were applied to outstanding bank loans. The transaction also included a long-term supply agreement between Silgan and Agrilink.

NOTE 4.       PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 26, 1999 and June 27, 1998:

(DOLLARS IN THOUSANDS)

                                                       June 26, 1999                             June 27, 1998
                                       -------------------------------------       ------------------------------------------
                                         Owned         Leased                         Owned           Leased
                                         Assets        Assets          Total         Assets           Assets           Total
                                       ---------     ---------       --------      ----------        --------        ---------
Land                                   $  19,864     $     0         $ 19,864       $   5,772       $      0          $  5,772
Land improvements                          7,907           0            7,907           3,949              0             3,949
Buildings                                112,229         395          112,624          71,342            395            71,737
Machinery and equipment                  296,658         827          297,485         163,177            990           164,167
Construction in progress                  19,507           0           19,507          14,421              0            14,421
                                       ---------     -------         --------      ----------       --------        ----------
                                         456,165       1,222          457,387         258,661          1,385           260,046
Less accumulated depreciation            (89,568)       (564)         (90,132)        (64,678)          (753)          (65,431)
                                       ---------     -------         --------      ----------       --------        ----------
Net                                    $ 366,597     $   658         $367,255      $  193,983       $    632        $ 194,615
                                       =========     =======         ========      ==========       ========        ==========


Obligations under capital leases(1)                  $   776                                        $    759
Less current portion                                    (208)                                           (256)
                                                     -------                                        --------
Long-term portion                                    $   568                                        $    503
                                                     =======                                        ========

(1) Represents the present value of net minimum lease payments calculated at the Cooperative's incremental borrowing rate at the inception of the leases, which ranged from 6.3 to 9.8 percent.

Interest capitalized in conjunction with construction amounted to approximately $259,000 and $248,000 in fiscal 1999 and 1998, respectively.

The following is a schedule of future minimum lease payments together with the present value of the minimum lease payments related to capitalized leases, both as of June 26, 1999.

(DOLLARS IN THOUSANDS)

                  Fiscal Year Ending Last                         Capital          Operating      Total Future
                     Saturday In June                             Leases             Leases        Commitment
                  -----------------------                        --------          ---------      ------------
                         2000                                     $   296           $  9,444        $  9,740
                         2001                                         219              7,379           7,598
                         2002                                         147              5,501           5,648
                         2003                                         115              4,352           4,467
                         2004                                         102              2,027           2,129
                     Later years                                      113             12,567          12,680
                                                                  -------           --------        --------
                  Net minimum lease payments                          992           $ 41,270        $ 42,262
                                                                                    ========        ========
                  Less amount representing interest                  (216)
                                                                  -------
                  Present value of minimum lease payments         $   776
                                                                  =======

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $15,352,000, $12,250,000, and $11,204,000 for fiscal years 1999, 1998, and 1997, respectively.

NOTE 5.       DEBT

The following is a summary of long-term debt outstanding:


                                                                  June 26, 1999                            Total
                                                 --------------------------------------------             June 27,
                                                 Agrilink          AgriFrozen          Total               1998
                                                 --------          -----------      ---------          -----------
Bank Debt                                       $   446,600        $  30,000        $  476,600         $    72,400
Senior Subordinated Notes                           200,015                0           200,015             160,000
Subordinated Promissory Note (net of discount)       23,372            4,006            27,378                   0
Other                                                 6,999                0             6,999               5,608
                                                -----------        ---------        ----------         -----------
Total Debt                                          676,986           34,006           710,992             238,008
Less Current Portion                                 (8,670)               0            (8,670)             (8,071)
                                                -----------        ---------        ----------         -----------
Total Long-Term Debt                            $   668,316        $  34,006        $  702,322         $   229,937
                                                ===========        =========        ==========         ===========

AGRILINK DEBT

NEW CREDIT FACILITY (BANK DEBT): In connection with the DFVC Acquisition, Agrilink entered into the New Credit Facility with Harris Bank as Administrative Agent and Bank of Montreal as Syndication Agent, and the lenders thereunder. The New Credit Facility consists of the $200 million Revolving Credit Facility and the $455 million Term Loan Facility. The Term Loan Facility is comprised of the Term A Facility, which has a maturity of five years, the Term B Facility, which has a maturity of six years, and the Term C Facility, which has a maturity of seven years. The Revolving Credit Facility has a maturity of five years. All previous bank debt was repaid in conjunction with the execution of the New Credit Facility.

The New Credit Facility bears interest, at Agrilink's option, at the Administrative Agent's alternate base rate or the London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 2.75 percent for loans under the Term B Facility and (z) 3.00 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 2.75 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 3.75 percent for loans under the Term B Facility and (z) 4.00 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. The weighted-average rate of interest applicable to the Term Loan Facility was 8.79 percent. In addition, Agrilink pays a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

Upon consummation of the DFVC Acquisition, Agrilink drew $455 million under the Term Loan Facility, consisting of $100 million, $175 million and $180 million of loans under the Term A Facility, Term B Facility and Term C Facility, respectively. Additionally, Agrilink drew $93 million under the Revolving Credit Facility for seasonal working capital needs and $14.3 million under the Revolving Credit Facility was issued for letters of credit. During December 1998, Agrilink's primary lender exercised its right under the New Credit Facility to transfer $50 million from the Term A Facility to the Term B and Term C Facilities in increments of $25 million.

Utilizing outstanding balances at June 26, 1999, the Term Loan Facility is subject to the following amortization schedule:

(DOLLARS IN MILLIONS)

Fiscal Year                Term Loan A                 Term Loan B                   Term Loan C                      Total
-----------                -----------                 -----------                   -----------                      -----
    2000                         7.5                         0.4                           0.4                         8.3
    2001                        10.0                         0.4                           0.4                        10.8
    2002                        10.0                         0.4                           0.4                        10.8
    2003                        10.0                         0.4                           0.4                        10.8
    2004                        10.3                         0.4                           0.4                        11.1
    2005                         0.0                       194.9                           0.4                       195.3
    2006                         0.0                         0.0                         199.5                       199.5
                             -------                      ------                       -------                     -------
                             $  47.8                      $196.9                       $ 201.9                     $ 446.6
                             =======                      ======                       =======                     =======


The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the New Credit Facility. During the third quarter of fiscal 1999, Agrilink made mandatory prepayments of $8.0 million on the Term Loan Facility from proceeds of the sale of the peanut butter operations. In addition, during fiscal 1999 principal payments of $0.2 million were made on each of the Term Loan B and Term Loan C facilities.

Agrilink's obligations under the New Credit Facility are secured by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's (excluding AgriFrozen), current and future subsidiaries and (iii) all of Agrilink's rights under the agreement to acquire DFVC (principally indemnification rights) and the Marketing and Facilitation Agreement between Agrilink and Pro-Fac. Agrilink's obligations under the New Credit Facility are guaranteed by Pro-Fac (excluding AgriFrozen) and certain of Agrilink's current and future, if any, subsidiaries.

The New Credit Facility contains customary covenants and restrictions on Agrilink's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The New Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. Under the Credit Agreement, the assets, liabilities, and results of operations of AgriFrozen are not consolidated with Pro-Fac for purposes of determining compliance with the covenants. In August of 1999, Pro-Fac negotiated an amendment to the original covenants. In conjunction with this amendment, Pro-Fac incurred a fee of approximately $2.6 million. This fee will be amortized over the remaining life of the New Credit Facility. Pro-Fac and Agrilink are in compliance with all covenants, restrictions and requirements under the terms of the New Credit Facility as amended.

INTEREST RATE PROTECTION AGREEMENTS: Agrilink has entered into a three-year interest rate swap agreement with the Bank of Montreal in the notional amount of $150 million. The swap agreement provides for an interest rate of 4.96 percent over the term of the swap payable by Agrilink in exchange for payments at the published three-month LIBOR. In addition, Agrilink entered into a separate interest rate swap agreement with the Bank of Montreal in the notional amount of $100 million for an initial period of three years. This swap agreement provides for an interest rate of 5.32 percent over the term of the swap, payable by Agrilink in exchange for payments at the published three-month LIBOR. Agrilink entered into these agreements in order to manage its interest rate risk by exchanging its floating rate interest payments for fixed rate interest payments.

Agrilink had a two-year option to extend the maturity date on one of the interest rate swap agreements with a notional amount of $100,000,000. On June 8, 1999, Agrilink sold this option to Bank of Montreal for approximately $2,050,000. The gain resulting from the sale is being recognized over the remaining interest rate swap life.

SENIOR SUBORDINATED NOTES - 11 7/8 PERCENT (DUE 2008): To extinguish the Subordinated Bridge Facility, Agrilink issued Senior Subordinated Notes ("New Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the New Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The New Notes represent general unsecured obligations of Agrilink, subordinated in right of payment to certain other debt obligations of Agrilink (including Agrilink's obligations under the New Credit Facility). The New Notes are guaranteed by Pro-Fac and certain of the Cooperative's current and future, if any, subsidiaries.

The New Notes contain customary covenants and restrictions on Agrilink's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens; (ii) limitations on consolidations, mergers, sales of assets, transactions with affiliates; and (iii) limitations on dividends and other distributions. Agrilink is in compliance with all covenants, restrictions, and requirements under the New Notes.

SUBORDINATED BRIDGE FACILITY: To complete the DFVC Acquisition, Agrilink entered into a Subordinated Bridge Facility (the "Bridge Facility"). During November 1998, the net proceeds from the sale of the New Notes, together with borrowings under the Revolving Credit Facility, were used to repay all the indebtedness outstanding ($200 million plus accrued interest) under the Bridge Facility. The outstanding indebtedness under the Bridge Facility accrued interest at an approximate rate per annum of 10 1/2 percent. Debt issuance costs associated with the Bridge Facility of $5.5 million were fully amortized during the second quarter of fiscal 1999.

DEAN FOODS SUBORDINATED PROMISSORY NOTE: As partial consideration for the DFVC Acquisition, Agrilink issued to Dean Foods the Dean Foods Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the stated rates on the note are below market value, Agrilink has imputed the appropriate discount utilizing an effective interest rate of 11 7/8 percent. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by Agrilink of additional subordinated promissory notes identical to the note. Agrilink satisfied this requirement through the issuance of three additional promissory notes each for approximately $0.4 million on December 31, 1998, March 31, 1999, and June 30, 1999. Interest accruing after November 22, 2003 is payable in cash. The notes may be prepaid at Agrilink's option without premium or penalty.

The note is expressly subordinate to the New Notes and the New Credit Facility and contains no financial covenants. The note is guaranteed by Pro-Fac.

SENIOR SUBORDINATED NOTES - 12 1/4 PERCENT DUE 2005 ("OLD NOTES"): In conjunction with the DFVC Acquisition, Agrilink repurchased $159,985,000 principal amount of its Old Notes, of which $160 million aggregate principal amount was previously outstanding. Agrilink paid a total of approximately $184 million to repurchase the Old Notes, including interest accrued thereon of $2.9 million. Holders who tendered consented to certain amendments to the indenture relating to the Old Notes, which eliminated or amended substantially all the restrictive covenants and certain events of default contained in such indenture. Agrilink may repurchase the remaining Old Notes in the future in open market transactions, privately negotiated purchases or otherwise.

REVOLVING CREDIT FACILITY ("NOTES PAYABLE"): Borrowings under Agrilink's Revolving Credit Facility (excluding AgriFrozen) were as follows:

(DOLLARS IN THOUSANDS)

                                                                                   Fiscal Years Ended
                                                           --------------------------------------------------------------------
                                                           June 26, 1999             June 27, 1998                June 28, 1997
                                                           -------------             -------------                -------------
Balance at end of period                                     $  18,900                 $       0                   $     0
Rate at fiscal year end                                           8.2%                       0.0%                      0.0%
Maximum outstanding during the period                        $ 116,200                 $  66,000                   $65,000
Average amount outstanding during the period                 $  76,700                 $  51,300                   $34,300
Weighted average interest rate during the period                   7.8%                      7.0%                      7.3%

Agrilink also maintains a Letter of Credit Facility which provides for the issuance of letters of credit through September 1999. As of June 26, 1999, there were $16.2 million letters of credit outstanding. Management anticipates timely renewals of the Letter of Credit facilities.

OTHER DEBT: Other debt of $7.0 million carries rates up to 10 percent at June 26, 1999.

MATURITIES: Total long-term debt maturities during each of the next five fiscal years for debt associated with Agrilink are as follows: 2000, $8.7 million; 2001, $16.5 million; 2002, $11.1 million; 2003, $11.1 million; and 2004, $11.4 million. Provisions of the Term Loan require annual payments on the last day of each September of each year (commencing September 30, 1999) in an amount equal to the "annual cash sweep" (equivalent to approximately 75 percent of net income adjusted for certain cash and non-cash items) for the preceding fiscal year. As of June 26, 1999, Agrilink had satisfied its obligation under this provision. Provisions of the Term Loan Facility also require that cash proceeds from the sale of businesses be applied to the Term Loan Facility.

FAIR VALUE: The estimated fair value of Agrilink's long-term debt outstanding was approximately $673.7 million and $249.8 million at June 26, 1999 and June 27, 1998, respectively. The fair value for long-term debt was estimated using either quoted market prices for the same or similar issues or the current rates offered to Agrilink for debt with similar maturities.

AGRIFROZEN DEBT

COBANK CREDIT FACILITY (BANK DEBT): In connection with the acquisition of Agripac's frozen vegetable processing business, AgriFrozen entered into a CoBank Credit Facility with CoBank. The CoBank Credit Facility consists of a $30 million Term Loan Facility and a Revolving Credit Facility both facilities mature June 29, 2002. The Revolving Credit Facility commitment is $55 million for fiscal 2000 and in each year thereafter it is $50 million.

The CoBank term loan facility bears interest, at the option of AgriFrozen, at a fixed or variable rate. The fixed rate represents the CoBank cost of funds plus
4.19 percent. The variable rate is CoBank's "National Variable Rate," which is a reference rate established by CoBank. In addition, AgriFrozen will pay a commitment fee calculated at a rate of 0.50 percent per annum on the amount by which the CoBank revolving credit facility commitment exceeds the greater of (i) $50 million or (ii) the average daily aggregate of the revolving credit facility advances. There is an interest cap, which includes the fees on the CoBank Revolving Credit Facility, of $1.9 million for the initial period ending June 26, 1999 and $5.5 million for each subsequent fiscal year.

AgriFrozen's obligations under the CoBank Credit Facility are secured by a first-priority lien on substantially all existing or after acquired assets, tangible or intangible, of AgriFrozen.

AgriFrozen's obligations under the CoBank Credit Facility are not guaranteed by Pro-Fac or Agrilink and are expressly nonrecourse as to Pro-Fac and Agrilink.

The CoBank Credit Facility contains customary covenants and restrictions on AgriFrozen's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on consolidations, mergers, sale of assets, acquisitions and transactions with affiliates and third parties (iii) limitations on dividends and other distributions and (iv) limitations on capital expenditures and administrative expenses. The CoBank Credit Facility also contains financial covenants that are effective beginning in fiscal 2000. The covenants require AgriFrozen to maintain a minimum level of EBITDA and a maximum leverage ratio. AgriFrozen is in compliance with or has obtained waivers or amendments for its covenants, restrictions, and requirements under the terms of the CoBank Credit Facility.

COBANK SUBORDINATED PROMISSORY NOTE: As partial consideration for the acquisition of Agripac's frozen vegetable processing business, AgriFrozen issued to CoBank the CoBank Subordinated Promissory Note for $12 million aggregate principal amount. Interest on the note is payable quarterly in arrears commencing February 22, 2004 until February 22, 2009 at a rate per annum of 5 percent, and at a rate of 7 percent thereafter. As the stated rates on the note are below market value, AgriFrozen has imputed the appropriate discount utilizing an effective interest rate of 13%. Interest accruing for the period from February 22, 2004 until February 22, 2009 is payable in kind through the issuance by AgriFrozen of additional subordinated promissory notes identical to the note. Quarterly principal payments are due commencing March 31, 2009 each equal to 1/40 of the principal balance on March 31, 2009 with a final lump-sum payment due February 22, 2014. The note may be prepaid at AgriFrozen's option without premium or penalty.

The note is expressly subordinate to the CoBank Credit Facility. The note is secured by the assets of AgriFrozen, but it is not guaranteed by Pro-Fac or Agrilink and is expressly non-recourse as to Pro-Fac and Agrilink.

REVOLVING CREDIT FACILITY ("NOTES PAYABLE"): Borrowings under AgriFrozen's Revolving Credit Facility were as follows:

(DOLLARS IN THOUSANDS)

                                                        Fiscal Year Ended
                                                          June 26, 1999
                                                        -----------------
Balance at end of period                                     $  36,000
Rate at fiscal year end                                          9.25%
Maximum outstanding during the period                        $  36,970
Average amount outstanding during the period                 $  11,548
Weighted average interest rate during the period                 9.25%

FAIR VALUE: The estimated fair value of AgriFrozen's long-term debt outstanding was approximately $34.0 million at June 26, 1999. The fair value for long-term debt was estimated using the current rates offered to AgriFrozen for debt with similar maturities.

NOTE 6.       TAXES ON INCOME

Taxes on income before extraordinary item and the cumulative effect of an accounting change include the following:

(DOLLARS IN THOUSANDS)

                                                                Fiscal Years Ended
                                                  ------------------------------------------------
                                                  June 26, 1999   June 27, 1998      June 28, 1997
                                                  -------------   -------------      -------------
                           Federal -
                             Current                 $ 12,781          $ 6,214          $    658
                             Deferred                   8,972            1,201             4,409
                                                     --------          -------          --------
                                                       21,753            7,415             5,067
                           State and foreign -

                             Current                    2,016              874               314
                             Deferred                     977             (449)              148
                                                     --------          -------          --------
                                                        2,993              425               462
                                                     --------          -------          --------
                                                     $ 24,746          $ 7,840          $  5,529
                                                     ========          =======          ========


A reconciliation of the consolidated effective tax rate to the amount computed by applying the federal income tax rate to income before taxes, extraordinary item, and cumulative effect of an accounting change, is as follows:

(DOLLARS IN THOUSANDS)

                                                                                           Fiscal Years Ended
                                                                           ----------------------------------------------
                                                                            June 26,           June 27,         June 28,
                                                                              1999               1998             1997
                                                                           ----------         ----------       ----------
Income tax provision                                                          35.0%             35.0%               34.0%
State and foreign income taxes, net of federal income tax effect               3.5               2.3                 3.6
Allocation to members                                                          0.0              (8.6)               (1.7)
Goodwill amortization                                                          5.9               3.9                 7.6
Dividend received deduction                                                   (0.4)             (1.2)               (3.5)
Other (net)                                                                   (1.4)              0.0                 0.6
                                                                            ------             -----               -----
Effective Tax Rate                                                            42.6%             31.4%               40.6%
                                                                            ======             =====               =====

The consolidated deferred tax (liabilities)/assets consist of the following:

                                                                  June 26, 1999       June 27, 1998
                                                                  -------------       -------------
   Liabilities:
      Depreciation                                                    $  (28,468)      $  (44,611)
      Goodwill and other intangible assets                                (1,379)            (333)
      Prepaid manufacturing expense                                       (7,086)          (3,270)
      Accounts receivable                                                   (220)            (201)
      Prepaid expenses and other current assets                           (1,672)               0
      Discount on Subordinated Promissory Notes                           (2,882)               0
                                                                      ----------       ----------
                                                                         (41,707)         (48,415)
                                                                      ----------       ----------

   Assets:

      Non-qualified retains                                                  697              904
      Inventories                                                          9,182            2,089
      Credits and operating loss carryforwards                             1,538            6,573
      Accrued employee compensation                                        5,316            3,594
      Insurance accruals                                                   4,422            1,987
      Pension/OPEB accruals                                                7,353            6,928
      Restructuring reserves                                               5,665              321
      Promotional reserves                                                   867            1,890
      Other                                                                1,164            2,071
                                                                      ----------       ----------
                                                                          36,204           26,357
                                                                      ----------       ----------
      Net deferred liabilities                                            (5,503)         (22,058)
      Valuation allowance                                                 (1,409)          (5,550)
                                                                      ----------       ----------
                                                                      $   (6,912)      $  (27,608)
                                                                      ==========       ==========

During fiscal year 1999, Agrilink utilized the $5.5 million of net operating loss carryforwards ($1.9 million of tax). The benefits for these net operating losses had been recorded in previous years.

During fiscal year 1996, Agrilink sold the stock of its wholly-owned subsidiary Curtice Burns Meat Snacks, Inc. Substantially all of the assets of this subsidiary were previously sold. This sale and other sales resulted in a capital loss of $40.4 million ($15.7 million of tax). As of the date of sale, a full valuation allowance had been recorded against the capital loss carryforward as it was more likely than not that a tax benefit would not be realized. During fiscal year 1997, however, Agrilink disposed of its Finger Lakes Packaging subsidiary, its New York canned vegetable operation, and a distribution center in Georgia. During fiscal year 1998, a distribution center in Michigan was disposed of. During fiscal year 1999, the Company disposed of its aseptic and peanut butter businesses. As a result of these disposals, Agrilink utilized all of its capital loss carryforward of $13.7 million ($5.3 million of tax), $5.1 million ($2.0 million of tax), and $21.6 million ($8.4 million of tax) in fiscal 1999, 1998, and 1997, respectively. As of June 26, 1999, Agrilink does not have any remaining capital loss carryforward available. As the related valuation allowance was established in conjunction with the acquisition of Agrilink by Pro-Fac, the recognition of this capital loss carryforward reduced goodwill.

In January 1995, the Boards of Directors of Agrilink and Pro-Fac approved appropriate amendments to the Bylaws of Agrilink to allow Agrilink to qualify as a cooperative under Subchapter T of the Internal Revenue Code. In August 1995, Agrilink and Pro-Fac received a favorable ruling from the Internal Revenue Service approving the change in tax treatment effective for fiscal 1996. This ruling also confirmed that the change in Agrilink tax status would have no effect on Pro-Fac's ongoing treatment as a cooperative under Subchapter T of the Internal Revenue Code of 1986.

NOTE 7.       PENSIONS, PROFIT SHARING, AND OTHER EMPLOYEE BENEFITS

PENSIONS: The Cooperative has primarily noncontributory defined benefit plans covering most employees. The benefits for these plans are based primarily on years of service and employees' pay near retirement. The Cooperative's funding policy is consistent with the funding requirements of Federal law and regulations. Plan assets consist principally of common stocks, corporate bonds and US government obligations.

The Cooperative also participates in several union sponsored pension plans. It is not possible to determine the Cooperative's relative share of the accumulated benefit obligations or net assets for these plans.

Pension cost for fiscal years ended 1999, 1998, and 1997 includes the following components:

(DOLLARS IN THOUSANDS)

                                                                                 Pension  Benefits
                                                                  -------------------------------------------------
                                                                                 Fiscal Years Ended
                                                                  -------------------------------------------------
                                                                  June 26, 1999     June 27, 1998     June 28, 1997
                                                                  -------------     -------------     -------------
Change in benefit obligation:
   Benefit obligation at beginning of period                         $ 101,504        $   86,775        $   87,674
   Service cost                                                          4,727             2,796             2,915
   Interest cost                                                         6,953             6,776             6,637
   Plan participants' contributions                                        242               168               279
   Amendments                                                                0                74                 0
   Actuarial loss/(gain)                                                 4,976            13,437            (2,171)
   Benefits paid                                                        (7,569)           (8,522)           (8,559)
                                                                     ----------       ----------        ----------
     Benefit obligation at end of period                               110,833           101,504            86,775
                                                                     ---------        ----------        ----------
Change in plan assets:
   Fair value of assets at beginning of period                         107,253            88,979            89,716
   Actual return on Plan assets                                          8,000            26,371             4,884
   Employer contribution                                                   257               257             2,659
   Plan participants' contributions                                        242               168               279
   Benefits paid                                                        (7,569)           (8,522)           (8,559)
                                                                     ---------        ----------        ----------
     Fair value of assets at end of period                             108,183           107,253            88,979
                                                                     ---------        ----------        ----------
Plan funded status:                                                     (2,650)            5,749             2,204
   Unrecognized prior service cost                                        (131)             (147)             (243)
   Unrecognized actuarial gain                                         (10,810)          (19,055)          (15,421)
   Union plans                                                             (31)             (106)             (122)
                                                                     ---------        ----------        ----------
     Accrued benefit liability prior to additional minimum liability   (13,622)          (13,559)          (13,582)
Amounts recognized in the statement of financial position consist of:
   Accrued benefit liability                                           (14,385)          (14,167)          (13,997)
   Accumulated other comprehensive income                                  763               608               415
                                                                     ---------        ----------        ----------
     Net amount recognized                                           $ (13,622)       $  (13,559)       $  (13,582)
                                                                     =========-       ==========        ==========

Weighted-average assumptions:

   Discount rate                                                           7.0%              7.0%             8.0%
   Expected return on plan assets                                         10.0%             10.0%            10.0%
   Rate of compensation increase                                           4.5%              4.5%             4.5%

                                                                                   Pension  Benefits
                                                                  ------------------------------------------------
                                                                                  Fiscal Years Ended
                                                                  ------------------------------------------------
                                                                  June 26, 1999     June 27, 1998    June 28, 1997
                                                                  -------------     -------------    -------------

Components of net periodic benefit cost:
   Service cost                                                       $ 4,727          $  2,796          $ 2,915
   Interest cost                                                        6,953             6,776            6,637
   Expected return on plan assets                                     (10,528)           (8,708)          (8,947)
   Amortization of prior service cost                                     (15)              (22)             (22)
   Amortization of gain                                                  (741)             (593)            (802)
   Union costs                                                             81                88               70
                                                                      -------          --------          -------
   Net periodic cost/(benefit)                                        $   477          $    337          $  (149)
                                                                      =======          ========          =======

The Cooperative maintains a non-tax qualified Supplemental Executive Retirement Plan which provides additional retirement benefits to two prior executives that retired prior to November 4, 1994.

On January 28, 1992, the Cooperative adopted a Non-Qualified Excess Benefit Retirement Plan which serves to provide employees with the same retirement benefit they would have received from Agrilink's retirement plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code having been revised in the 1992 Omnibus Budget Reform Act.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the two non-qualified retirement plans with accumulated benefit obligations in excess of plan assets were:

                                       Supplemental Executive Retirement Plan                Excess Benefit Retirement Plan
                                   ---------------------------------------------    ----------------------------------------------
                                                  Fiscal Years Ended                             Fiscal Years Ended
                                   ---------------------------------------------    ----------------------------------------------
                                   June 26, 1999   June 27, 1998   June 28, 1997    June 26, 1999   June 27, 1998    June 28, 1997
                                   -------------   -------------   -------------    -------------   -------------    -------------
Projected benefit obligation          $ 1,895         $  1,939         $ 1,843         $  1,128         $   850           $  652
Accumulated benefit obligation          1,895            1,939           1,843              855             651              575
Plan assets                                 0                0               0                0               0                0

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS: Generally, other than pensions, the Cooperative does not pay retirees' benefit costs. Isolated exceptions exist, which have evolved from union negotiations, early retirement incentives and existing retiree commitments from acquired companies.

The Cooperative has not prefunded any of its retiree medical or life insurance liabilities. Consequently there are no plan assets held in a trust, and there is no expected long-term rate of return assumption for purposes of determining the annual expense.

The plan's funded status was as follows:

(DOLLARS IN THOUSANDS)

                                                                                          Other Benefits
                                                                        ------------------------------------------------
                                                                                       Fiscal Years Ended
                                                                        ------------------------------------------------
                                                                        June 26, 1999     June 27, 1998    June 28, 1997
                                                                        -------------     -------------    -------------
Change in benefit obligation:
   Benefit obligation at beginning of period                              $   2,758          $  2,604            $  2,695
   Service cost                                                                  90                 6                   8
   Interest cost                                                                250               198                 199
   Increase due to acquisition                                                2,065                 0                   0
   Actuarial loss                                                             1,932               322                  49
   Benefits paid                                                               (588)             (372)               (347)
                                                                          ---------          --------           ---------
     Benefit obligation at end of period                                      6,507             2,758               2,604
                                                                          ---------          --------           ---------
Change in plan assets:
   Fair value of assets at beginning of period                                    0                 0                   0
   Employer contribution                                                        588               372                 347
   Benefits paid                                                               (588)             (372)               (347)
                                                                          ---------          --------           ---------
     Fair value of assets at end of period                                        0                 0                   0
                                                                          ---------          --------           ---------
Plan funded status:                                                          (6,507)           (2,758)             (2,604)
   Unrecognized actuarial loss/(gain)                                         1,886               (46)               (378)
                                                                          ---------          --------           ----------
     Accrued benefit liability prior to additional minimum liability         (4,621)           (2,804)             (2,982)
Amounts recognized in the statement of financial position consist of:

   Accrued benefit liability                                                 (4,621)           (2,804)             (2,982)
                                                                          ---------          --------           ---------
     Net amount recognized                                                $  (4,621)         $ (2,804)          $  (2,982)
                                                                          =========          ========           =========

Weighted-average assumptions:

   Discount rate                                                                7.0%              7.0%               8.0%
   Expected return on plan assets                                               N/A               N/A                N/A
   Rate of compensation increase                                                N/A               N/A                N/A

                                                                                          Other Benefits
                                                                        --------------------------------------------------
                                                                        June 26, 1999     June 27, 1998      June 28, 1997
                                                                        -------------     -------------      -------------
Components of net periodic benefit cost:
   Service cost                                                           $      90          $      6              $    8
   Interest cost                                                                250               198                 199
   Amortization of (gain)/loss                                                    0               (10)                (15)
                                                                          ---------          --------           ---------
   Net periodic benefit cost                                              $     340          $    194              $  192
                                                                          =========          ========           =========


For measurement purposes, a 9.0 percent rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 1998. The rate was assumed to decrease gradually to 5.0 percent for 2007 and remain at that level thereafter.

The Cooperative sponsors benefit plans that provide postretirement medical and life insurance benefits for certain current and former employees. For the most part, current employees are not eligible for the postretirement medical coverage. As such, the assumed health care trend rates have an insignificant effect on the amounts reported for the postretirement benefits plan. One-percentage point change in the assumed health care trend rates would have the following effect:

                                                                     1-Percentage       1-Percentage
                                                                     Point Increase     Point Decrease
                                                                     --------------     --------------
Effect on total of service and interest cost components               $    14,513        $    (21,813)
Effect on postretirement benefit obligation                           $   337,985        $   (316,150)

RETIREMENT SAVINGS AND INCENTIVE PLAN: Under the Retirement Savings and Incentive Plan ("RSIP"), the Cooperative makes an incentive contribution to the Plan if certain pre-established earnings goals are achieved. In addition, the Cooperative contributes 401(k) matching contributions to the Plan for the benefit of employees who elect to defer a portion of their salary into the plan. During fiscal 1999, 1998, and 1997 the Cooperative allocated $888,000, $475,000, and $500,000, respectively, in the form of matching contributions and $0, $400,000, and $400,000, respectively, in the form of incentive contributions for the benefit of its employees.

LONG-TERM INCENTIVE PLAN: On June 24, 1996, the Cooperative introduced a long-term incentive program, the Agrilink Foods Equity Value Plan, which provides performance units to a select group of management. The future value of the performance units is determined by the Cooperative's performance on earnings and debt repayment. The performance units vest 25 percent each year after the first anniversary of the grant, becoming 100 percent vested on the fourth anniversary of grant. One-third of the appreciated value of units in excess of the initial grant price is paid as cash compensation over each of the subsequent three years. The final value of the performance units is determined on the fourth anniversary of grant. The total units granted were 398,241 at $26.00 per unit in 1999, 308,628 at $21.88 per unit in 1998, 176,278 at $25.04 per unit in
1997, and 248,511 at $13.38 per unit in 1996. Units forfeited include 9,418 at $21.88, 18,362 at $25.04, and 27,165 at $13.38. During fiscal 1997, approximately $1.5 million was allocated to this plan.

The value of the grants from the Agrilink Foods Equity Value Plan will be based on the Cooperative's future earnings and debt repayment.

EMPLOYEE STOCK PURCHASE PLAN: During fiscal 1996 the Cooperative introduced an Employee Stock Purchase Plan which affords employees the opportunity to purchase semi-annually, in cash or via payroll deduction, shares of Class B Cumulative Pro-Fac Preferred Stock to a maximum value of 5 percent of salary. The purchase price of such shares is par value, $10 per share. During fiscal 1999, 1998, and 1997, 26,061, 27,043, and 31,435 shares, respectively, were held by employees, and there were no shares subscribed to as of June 26, 1999.

NOTE 8.       OPERATING SEGMENTS

During fiscal 1999, the Cooperative adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise" (SFAS 131). SFAS No. 131 establishes requirements for reporting information about operating segments and establishes standards for related disclosures about products and services, and geographic areas. SFAS No. 131 also replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of reportable segments. As management makes the majority of its operating decisions based upon the Cooperative's significant product lines, The Cooperative has elected to utilize significant product lines in determining its operating segments. The Cooperative's four primary operating segments are as follows: vegetables, fruit, snacks, and canned meals.

The vegetable product line consists of canned and frozen vegetables, chili beans, pickles, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Freshlike, Veg-All, McKenzies, Brooks Chili Beans, Farman's and Nalley. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snacks category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, and Super Pop. The canned meal product line includes canned meat products such as chilies, stew, and soups, and various other ready-to-eat prepared meals. Branded products within the canned meals category include Nalley. Other product lines primarily represent salad dressings. Branded products within the "other category" include Bernstein's and Nalley.

The following table illustrates the Cooperative's operating segment information:

(DOLLARS IN MILLIONS)

                                                                                          Fiscal Years Ended
                                                                          ------------------------------------------------
                                                                          June 26, 1999      June 27, 1998   June 28, 1997
                                                                          -------------      -------------   -------------
Net Sales:
   Vegetables                                                              $     887.2         $    280.8       $   271.4
   Fruits                                                                        111.5              119.7           116.7
   Snacks                                                                         87.9               83.7            86.0
   Canned Meals                                                                   64.2               64.0            63.7
   Other                                                                          51.0               58.6            62.6
                                                                           -----------         ----------       ---------
     Continuing segments                                                       1,201.8              606.8           600.4
   Businesses sold                                                                37.1              112.9           130.4
                                                                           -----------         ----------       ---------
         Total                                                             $   1,238.9         $    719.7        $  730.8
                                                                           ===========         ==========       =========


Operating income:

   Vegetables(1)                                                           $      51.5         $     15.8        $   12.0
   Fruits                                                                          8.7               19.0            17.4
   Snacks                                                                          3.5                7.4             7.7
   Canned Meals                                                                    6.7                7.8             6.9
   Other                                                                           2.6                0.6             1.2
                                                                           -----------         ----------       ---------
     Continuing segments operating income                                         73.0               50.6            45.2
   Corporate Overhead                                                             (2.9)              (8.7)          (10.3)
                                                                           -----------         ----------       ---------
   Continuing operations                                                          70.1               41.9            34.9
   Businesses  sold and other non-recurring                                        2.9               13.8            11.6
                                                                           -----------         ----------       ---------
         Total                                                                    73.0               55.7            46.5
Gains on sale of assets                                                           64.7                0.0             3.6
Restructuring expense                                                             (5.0)               0.0             0.0
                                                                           -----------         ----------       ---------
Total consolidated operating income                                              132.7               55.7            50.1
Interest expense                                                                 (67.4)             (30.7)          (36.5)
Amortization of debt issue costs associated with the Bridge Facility              (5.5)               0.0             0.0
                                                                           -----------         ----------       ---------
Pretax income before extraordinary item, cumulative
   effect of an accounting change,
   dividends and allocation of net proceeds                                $      59.8         $     25.0       $    13.6
                                                                           ===========         ==========       =========
Total Assets:
   Vegetables                                                              $     945.1         $    284.5       $   234.6
   Fruits                                                                         86.0               79.1            82.6
   Snacks                                                                         37.5               37.3            34.5
   Canned Meals                                                                   43.8               45.3            47.8
   Other                                                                          40.3               43.3            51.5
                                                                           -----------         ----------       ---------
     Continuing segments                                                        1152.7              489.5           451.0
   Corporate                                                                      41.8               39.1            46.6
   Businesses sold                                                                 1.1               37.9            48.1
   Assets held for sale                                                            0.9                2.7             0.9
                                                                           -----------         ----------       ---------
       Total                                                               $   1,196.5         $    569.2       $   546.6
                                                                           ===========         ==========       =========
Depreciation expense:
   Vegetables                                                              $      17.5         $      9.0       $    12.7
   Fruits                                                                          2.3                3.5             4.0
   Snacks                                                                          1.7                1.6             1.6
   Canned Meals                                                                    1.2                1.0             1.0
   Other                                                                           1.0                1.4             1.3
                                                                           -----------         ----------       ---------
     Continuing segments                                                          23.7               16.5            20.6
   Corporate                                                                       0.2                0.2             0.2
   Businesses sold                                                                 0.9                1.3             1.9
                                                                           -----------         ----------       ---------
     Total                                                                 $      24.8         $     18.0       $    22.7
                                                                           ===========         ==========       =========
Amortization Expense:
   Vegetables                                                              $       7.0         $      1.1       $     1.4
   Fruits                                                                          0.1                0.3             0.5
   Snacks                                                                          0.9                0.6             0.6
   Canned meals                                                                    0.7                0.8             0.8
   Other                                                                           0.6                0.6             0.6
                                                                           -----------         ----------       ---------
     Continuing segments                                                           9.3                3.4             3.9
   Businesses sold                                                                 0.1                0.2             0.2
                                                                           -----------         ----------       ---------
       Total                                                               $       9.4         $      3.6       $     4.1
                                                                           ===========         ==========       =========


(DOLLARS IN MILLIONS)                                                                      Fiscal Years Ended
                                                                          ------------------------------------------------
                                                                          June 26, 1999      June 27, 1998   June 28, 1997
                                                                          -------------      -------------   -------------

 Capital expenditures:
   Vegetables                                                              $      19.5         $      8.0         $   8.3
   Fruits                                                                          1.3                1.5             2.0
   Snacks                                                                          2.0                1.8             1.2
   Canned Meals                                                                    0.6                0.5             0.5
   Other                                                                           0.3                0.4             0.2
                                                                           -----------         ----------       ---------
     Continuing Segments                                                          23.7               12.2            12.2
   Businesses sold                                                                 0.1                1.9             1.5
                                                                           -----------         ----------       ---------
       Total                                                               $      23.8         $     14.1         $  13.7
                                                                           ===========         ==========       =========


(1) The vegetable product line includes earnings derived from Agrilink's investment in Great Lakes Kraut Company of $2.8 million and $1.9 million in fiscal 1999 and fiscal 1998, respectively. See NOTE 3 to the "Notes to Consolidated Financial Statements" - "Acquisitions and Disposals - Formation of New Sauerkraut Company."

NOTE 9.       COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative's shares authorized, issued, and outstanding at June 26, 1999 and June 27, 1998.


                                                                                       Shares Issued and Outstanding
                                                                                      -------------------------------
                                                                                            Fiscal Years Ended
                                                       Par              Shares        -------------------------------
                                                     Value           Authorized       June 26, 1999     June 27, 1998
                                                     -----           ----------       -------------     -------------
Class A Common Stock                                 $ 5.00            5,000,000         1,995,740         1,825,863
Class B Common Stock                                 $ 5.00            2,000,000                 0                 0
Non-Cumulative Preferred Stock                       $25.00            5,000,000            39,635            45,001
Class A Cumulative Preferred Stock                   $ 1.00           10,000,000         3,694,495         3,503,199
Class B Cumulative Preferred Stock                   $ 1.00           10,000,000                 0                 0
Class C Cumulative Preferred Stock                   $ 1.00           10,000,000                 0                 0
Class D Cumulative Preferred Stock                   $ 1.00           10,000,000                 0                 0
Class E Cumulative Preferred Stock                   $ 1.00           10,000,000                 0                 0
Class B, Series I 10% Cumulative Preferred Stock     $ 1.00            5,000,000            26,061            27,043

On March 4, 1999, the Cooperative authorized up to $15,000,000 of special membership interests which shall have a stated value equal to such interests' face amount. There were no special membership interest issued or outstanding in fiscal 1999.

COMMON STOCK: The common stock purchased by members is related to the crop delivery of each member. Regardless of the number of shares held, each member has one vote. As of June 26, 1999, there were 645 holders of the common stock. Common stock may be transferred to another grower only with approval of the Pro-Fac Board of Directors. If a member ceases to be a producer of agricultural products which is marketed through the Cooperative, then it must sell its common stock to another grower acceptable to the Cooperative. If no such grower is available to purchase the stock, then the member must provide one year's advance written notice of its intent to withdraw, after which the Cooperative must purchase its common stock at par value. There is no established public trading market for the common stock of the Cooperative.

In fiscal 1999 and 1998, dividends on Class A Common Stock were paid at a rate of 5.0 percent. No dividends on Class A Common Stock were paid in fiscal 1997.

At June 26, 1999 and June 27, 1998, there were outstanding subscriptions, at par value, of 384,649 and 160,629 shares for Class A Common Stock, respectively. These shares are issued as subscription payments are received.

Except for the Class B, Series I, 10 Percent Cumulative Preferred Stock, all preferred stock outstanding originated from the conversion at par value of retains. Preferred Stock is non-voting, except that the holders of preferred and common stock are entitled to vote as separate classes on certain matters which would affect or subordinate the rights of the class.

On August 23, 1995, the Cooperative commenced an offer to exchange one share of its Class A Cumulative Preferred Stock (liquidation preference $25 per share) for each of its existing Non-cumulative Preferred Stock (liquidation preference $25 per share). Pro-Fac's Class

A Cumulative Preferred Stock is listed under the symbol PFACP on the National Market System of the National Association of Securities Dealers Automated Quotation System ("Nasdaq"). As of June 26, 1999, the number of Class A Cumulative Preferred Stock record holders was 1,848.

The "Class B, Series I, 10 Percent Cumulative Preferred Stock (the "Class B Stock") is issued to employees pursuant to an Employee Stock Purchase Plan. At least once a year, Pro-Fac plans to offer to repurchase at least 5 percent of the outstanding shares of Class B Stock.

The dividend rates for the preferred stock outstanding are as follows:


    NON-CUMULATIVE PREFERRED STOCK                              $1.50 per share paid annually at the discretion of the Board.

    CLASS A CUMULATIVE PREFERRED STOCK                          $1.72 per share annually, paid in four quarterly installments of
                                                                $.43 per share

    CLASS B, SERIES I, 10 PERCENT CUMULATIVE PREFERRED STOCK    $1.00 per share paid annually.

Subsequent to June 26, 1999, the Cooperative declared a cash dividend of $1.50 per share on the Non-cumulative Preferred Stock and $.43 per share on the Class A Cumulative Preferred Stock. These dividends amounted to $1.6 million and were paid in July 1999.

RETAINED EARNINGS ALLOCATED TO MEMBERS ("RETAINS"): Retains arise from patronage income, and are allocated to the accounts of members within 8.5 months of the end of each fiscal year.

         QUALIFIED RETAINS: Qualified retains are freely transferable. At the discretion of the Board of Directors qualified retains may mature into preferred stock in December of the fifth year after allocation. Qualified retains are taxable income to the member in the year the allocation is made.

         NON-QUALIFIED RETAINS: Non-qualified retains may not be sold or purchased. At the discretion of the Board of Directors the non-qualified retains allocation may be redeemed in five years through partial payment in cash and issuance of preferred stock. The non-qualified retains will not be taxable to the member until the year of redemption.

         Non-qualified retains may be subject to later adjustment if such is deemed necessary by the Board of Directors because of events which may occur after the retains were allocated.

Beginning with the retains issued in 1995, the maturity of all future retains, if approved by the Board of Directors, will result in the issuance of Class A Cumulative Preferred Stock.

EARNED SURPLUS (UNALLOCATED AND APPORTIONED): Earned surplus consists of accumulated income after distribution of earnings allocated to members, dividends and after state and federal income taxes. Earned surplus is reinvested in the business in the same fashion as retains.

NOTE 10. SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation, wholly-owned subsidiaries of Agrilink ("Subsidiary Guarantors") and Pro-Fac, have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of Agrilink with respect to Agrilink's 11 7/8 percent Senior Subordinated Notes due 2008 and the New Credit Facility. The covenants in the New Notes and the New Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to Agrilink.

Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that such financial statements and other disclosures are not material. Accordingly, set forth below is certain summarized financial information derived from unaudited historical financial information for the Subsidiary Guarantors, on a combined basis.

(DOLLARS IN THOUSANDS)

                                                                 Fiscal Year Ended
                                                -----------------------------------------------
                                                 June 26,           June 27,           June 28,
                                                   1999               1998              1997
                                                ---------           --------           --------
SUMMARIZED STATEMENT OF OPERATIONS:
    Net sales/royalty income                    $    33,026        $  12,086         $  10,542
    Gross profit                                     23,641            5,123             4,554
    Income from continuing operations                20,732            1,002               910
    Net income                                       13,401            1,002               910

SUMMARIZED BALANCE SHEET:
    Current assets                              $     1,759        $   2,033
    Noncurrent assets                               217,684            7,129
    Current liabilities                               8,290            1,267

On March 2, 1999, Agrilink transferred trademarks valued at $212.6 million to Linden Oaks Corporation. By consolidating the trademarks into a separate subsidiary, Agrilink will be able to monitor more closely and efficiently the benefits associated with its trademarks. The royalty fees that are earned by Linden Oaks Corporation in connection with the trademarks are insignificant with respect to the Consolidated Statement of Operations and Net Proceeds.

NOTE 11. SUBSEQUENT EVENTS AND OTHER MATTERS

SNYDER OF BERLIN FACILITY STRIKE: In April 1999, approximately 160 workers at Agrilink's Snyder of Berlin facility, in Berlin, Pennsylvania went out on strike. The Snyder facility employs a total of approximately 370 people. These employees returned to work in June 1999.

ARLINGTON CANNED VEGETABLE FACILITY FIRE: In January 1999, a plant operated by Agrilink in Arlington, Minnesota, was damaged by fire. All material costs associated with the repairs and business interruption are anticipated to be covered under insurance policies.

ALTON WAREHOUSE: In January 1999, a warehouse owned by Agrilink in Alton, New York, was damaged when excessive snowfall caused the roof to collapse. All material costs associated with the repairs are anticipated to be covered under insurance policies.

LEGAL MATTERS: The Cooperative is party to various litigation and claims arising in the ordinary course of business. Management and legal counsel for the Cooperative are of the opinion that none of these legal actions will have a material effect on the financial position of the Cooperative.

COMMITMENTS: Agrilink has guaranteed an approximate $1.4 million loan for the City of Montezuma to renovate a sewage treatment plant operated in Montezuma on behalf of the City.

                            PRO-FAC COOPERATIVE, INC.
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the fiscal year ended June 26, 1999 appears in the following table. All quarters reflect 13-week periods.

In the opinion of management, all adjustments necessary for a fair presentation of the unaudited quarterly data have been made.

(DOLLARS IN THOUSANDS EXCEPT PER SHARE)


                                                                                      Quarters
                                                 ----------------------------------------------------------------------------------
Fiscal 1999                                          1                2                 3                4             Total Year
                                                 ----------      -----------        ----------       ----------      --------------

Net sales                                        $  182,579      $   376,703        $  361,235       $  318,429      $  1,238,946
Gross profit                                     $   46,697      $   122,140        $  110,388       $   82,283      $    361,508
Income before extraordinary item, cumulative
   effect of an accounting change, dividends,
     and allocation of net proceeds              $   68,316      $     6,962        $   (1,405)      $  (14,159)     $     59,714
Net income                                       $   25,285      $     5,069        $   (2,841)      $  (10,569)     $     16,944
Cash dividends declared per share on
   Class A Cumulative Preferred Stock            $      .43      $       .43        $      .43       $      .43      $       1.72
Market price per share on Class A
   Cumulative Preferred Stock (Nasdaq)
     High                                        $   20.375      $    20.000        $   19.875       $   19.500      $     20.375
     Low                                         $   19.000      $    18.813        $  18.000        $   17.500      $     17.500

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS

                       MANAGEMENT AND DIRECTORS OF PRO-FAC

                                                      Date
                        Name                        of Birth                 Positions
                   ------------                     --------           ----------------------
                  BRUCE R. FOX                        1947             President and Director
                  STEVEN D. KOINZAN                   1948             Treasurer and Director
                  TOM R. CRONER                       1942             Secretary and Director
                  EARL L. POWERS                      1944             Vice President Finance and Assistant Treasurer
                  STEPHEN R. WRIGHT                   1947             Assistant Treasurer and General Manager
                  DALE W. BURMEISTER                  1940             Director
                  ROBERT V. CALL, JR.                 1926             Director
                  GLEN LEE CHASE                      1937             Director
                  KENNETH A. DAHLSTEDT                1954             Director
                  ROBERT DEBADTS                      1957             Director
                  KENNETH A. MATTINGLY                1948             Director
                  ALLAN W. OVERHISER                  1960             Director
                  PAUL E. ROE                         1939             Director
                  DARELL SARFF                        1949             Director

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

                      MANAGEMENT AND DIRECTORS OF AGRILINK

MANAGEMENT AND DIRECTORS: Effective upon consummation of the acquisition of Agrilink by Pro-Fac, Pro-Fac established a management structure for Agrilink, providing for a Board of Directors consisting of one management director, Pro-Fac Directors and Disinterested Directors. The number of Pro-Fac Directors is equal to the number of Disinterested Directors. The Chairman of the Board is a Pro-Fac Director. The management and directors are listed below. The Cooperative may in the future expand the Board of Directors, but Pro-Fac has undertaken to cause the Cooperative to maintain a Board on which the number of Pro-Fac Directors does not exceed the number of Disinterested Directors. The Senior Subordinated Notes - 11 7/8 Percent (due 2008) provide that there will be a Change of Control if, for a period of 120 consecutive days, the number of Disinterested Directors on the Board of Directors of the Cooperative is less than the greater of (i) two and (ii) the number of directors who are also directors, members or affiliates of the Cooperative. The New Credit Facility provides that there will be a change of control if the number of Pro-Fac directors exceeds the number of disinterested directors.

Set forth below is certain information concerning the individuals who serve as directors and officers of the Cooperative.


                                       Year of
       Name                             Birth                           Positions
 ---------------                        -----       ---------------------------------------------------
DENNIS M. MULLEN(1)                     1953         President and Chief Executive Officer and Director

WILLIAM D. RICE                         1934         Senior Vice President Strategic Development and Secretary

EARL L. POWERS                          1944         Executive Vice President and Chief Financial Officer

STEPHEN R. WRIGHT                       1947         Executive Vice President Agriculture

DAVID M. MEHALICK                       1956         Vice President and Legal Counsel

ROBERT V. CALL, JR.(2)                  1926         Director and Chairman of the Board

BRUCE R. FOX(2)                         1947         Director

CORNELIUS D. HARRINGTON, JR.(3)         1927         Director

STEVEN D. KOINZAN(2)                    1948         Director

WALTER F. PAYNE(3)                      1936         Director

FRANK M. STOTZ(3)                       1930         Director

(1) Management Director.

(2) Pro-Fac Director.

(3) Disinterested Director.

DENNIS M. MULLEN has been the President and Chief Executive Officer since January 1997 and a Director of Agrilink since May 1996. He was Chief Operating Officer from May 1996 to January 1997 and Executive Vice President since January 1996. He had been President and Chief Executive Officer of Curtice Burns Foods from March 1993 to May 1996. He was Senior Vice President and Business Unit Manager Food Service of Curtice Burns Foods from 1991 to 1993, and Senior Vice President-Custom Pack Sales for Nalley from 1990 to 1991. Prior to employment with Agrilink, he was President and Chief Executive Officer of Globe Products Company. He currently serves on the Board of Directors for Grocery Manufacturers of America, National Food Processors Association, the Popcorn Institute, United Way of Greater Rochester, Genesee Valley American Heart Association, and the Rochester Institute of Technology School of Food, Hotel, and Travel Management's National Advisory Board.

WILLIAM D. RICE has been Senior Vice President Strategic Development since February 1997 and Secretary of Agrilink since 1989. He was Chief Financial Officer from 1969 to February 1997. He was Treasurer of Agrilink from 1975 to 1996. He was Vice President-Finance of Agrilink from 1969 to 1991. He was Assistant Treasurer of Pro-Fac from 1970 to February 1997 (Management Chief Financial Officer for Pro-Fac).

EARL L. POWERS has been Executive Vice President and Chief Financial Officer since February 1997. He was Vice President and Corporate Controller from March 1993 to February 1997, and Vice President Finance and Management Information Systems, Curtice Burns Foods business unit of Agrilink from 1991 to March 1993. Prior to joining Agrilink, he was Controller of various Pillsbury Company divisions 1987-1990 and various other executive management positions at the Pillsbury Company 1976-1987.

STEPHEN R. WRIGHT has been Executive Vice President since November 6, 1996. He was Senior Vice President - Procurement of Agrilink from November 1994 and Vice President -- Procurement for Agrilink from 1990 to November, 1994, having served as Director of Commodities and Administration Services for Agrilink from 1988 to 1990. He became General Manager of Pro-Fac in March 1995.

DAVID M. MEHALICK joined Agrilink May 1, 1999 as Vice President and General Counsel. Prior to employment with Agrilink, he practiced law in the firm of Harris Beach & Wilcox from 1981 to 1999.

ROBERT V. CALL, JR. has been a Director of Agrilink since the completion of the Pro-Fac acquisition of Agrilink. Mr. Call had been a Director of the predecessor entity since 1986 until completion of the acquisition (at which time he resigned and was reappointed). He has been a Director of Pro-Fac since 1962. He was President of Pro-Fac from 1986 to March 27, 1995, having served as Treasurer from 1973 to 1984. He has been a member of Pro-Fac since 1961. He is a vegetable, fruit and grain farmer (My-T Acres, Inc., Batavia, NY).

BRUCE R. FOX has been a Director of Agrilink since the completion of the Pro-Fac acquisition of Agrilink. He has been a Director of Pro-Fac since 1974. He was Treasurer of Pro-Fac from 1984 until March 27, 1995, when he was elected President. He has been a member of Pro-Fac since 1974. Mr. Fox is a fruit and vegetable grower (N.J. Fox & Sons, Inc., Shelby, MI).

CORNELIUS D. HARRINGTON, prior to his retirement, was President of the Bank of New England-West in Springfield, MA and a predecessor to the Bank of New England-West from 1978 to December 1990. He was Chief Executive Officer of the Bank of New England-West from 1984 to December 1990. Until 1987, he served as Chairman of the Board of Directors of BayState Medical Center in Springfield, MA. He is a former Director of the Farm Credit Bank of Springfield since January 1994.

STEVEN D. KOINZAN has been a Director of Agrilink since the completion of the Pro-Fac acquisition of Agrilink. He has been a Director of Pro-Fac since 1983. He was Secretary of Pro-Fac from March 1993 until March 27, 1995, when he was elected Treasurer. He has been a member of Pro-Fac since 1979. Mr. Koinzan is a popcorn, field corn and soybean farmer (Koinzan Farms; Norden, Nebraska).

WALTER F. PAYNE has been a Director of Agrilink since January 1996 and President and Chief Executive Officer of Blue Diamond Growers since 1992. He held various positions at Blue Diamond Growers between 1973 and 1992. He is currently on the Board of Directors of the Almond Board of California and the International Nut Council, and the National Council of Farmer Cooperatives, and a member of the Board of Trustees for the Graduate Institute of Cooperative Leadership.

FRANK M. STOTZ has been a Director of Agrilink since the completion of the Pro-Fac acquisition of Agrilink. Mr. Stotz retired in 1994 from his position as Senior Vice President - Finance of Bausch & Lomb Incorporated. Before joining Bausch & Lomb in that capacity in 1991, Mr. Stotz was a partner with Price Waterhouse. He joined Price Waterhouse in Chicago in 1954, was admitted to partnership in 1966 and retired from the firm in 1991 to join Bausch & Lomb. From 1980 to 1991, he was partner in charge of the

Rochester office of Price Waterhouse. Mr. Stotz serves on the Board of Trustees of The Automobile Club of Rochester.

TERM OF OFFICE: All directors of Agrilink will hold office from the date of election until the next annual meeting of the shareholder or until their successors are duly elected and qualified. Each executive officer of Agrilink will hold office from the date of election until his successor is elected or appointed.

There are no family relationships between any Director, executive officer, or any person nominated or chosen by Agrilink to become a Director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION

The following tables show the cash compensation and certain other components of the compensation of the chief executive officer and four other most highly compensated executive officers of the Cooperative, earned during fiscal years ended June 26, 1999, June 27, 1998, and June 28, 1997 (collectively, the "Named Executive Officers").

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE


                                                                                           Annual
                                                                                        Compensation(1)                   RSIP/
                                                                                  -------------------------            Matching
Name and Principal Position                                        Year           Salary          Bonus(2)           Contributions
----------------------------                                       ----         ---------        ---------           --------------
DENNIS M. MULLEN -                                                 1999         $ 500,000        $        0             $  4,241
   President and Chief Executive Officer and Director              1998         $ 432,256        $  216,000             $  7,783
                                                                   1997         $ 349,181        $  210,000             $  8,013

WILLIAM D. RICE -                                                  1999         $ 271,014        $        0             $  4,781
   Senior Vice President Strategic Development and Secretary       1998         $ 273,342        $  100,000             $  5,019
                                                                   1997         $ 259,422        $  107,000             $  5,990

EARL L. POWERS                                                     1999         $ 260,096        $        0             $  5,124
   Executive Vice President Finance and Chief Financial Officer    1998         $ 239,327        $  140,000             $  7,106
                                                                   1997         $ 187,179        $  107,000             $  4,492

STEPHEN R. WRIGHT                                                  1999         $ 205,999        $        0             $  3,762
   Executive Vice President Agriculture                            1998         $ 200,154        $  100,000             $  5,446
                                                                   1997         $ 180,043        $   80,000             $  4,321

DAVID M. MEHALICK(3)                                               1999         $  36,923        $        0             $      0
   Vice President and Legal Counsel

(1) No Named Executive Officer has received personal benefits during the period in excess of the lesser of $50,000 or 10 percent of annual salary.

(2) Pursuant to the Management Incentive Plan of Agrilink (the "Incentive Plan"), additional compensation is paid if justified by the activities of the officers and employees eligible under the Incentive Plan and by the earnings of Agrilink and of Pro-Fac Cooperative, Inc. ("Pro-Fac").

(3) Mr. Mehalick's employment with Agrilink began May 1, 1999.

LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR


                                                                                       Estimated Future Payouts
                                                                                  Under Non-Stock Price Based Plans
                                                                                  ---------------------------------
                               (b)                               (c)
                          Number of Shares               Performance or Other              (d)                (e)
     (a)                  Units or Other                Period Until Maturation         Threshold           Target
    Name                 Rights Granted (1)                    or Payout                ($ or #)           ($ or #)(2)
  --------               ------------------              -------------------           -----------          -----------
Dennis M. Mullen              82,850                          6/23/2003                      $0                 $0
William D. Rice               34,078                          6/23/2003                      $0                 $0
Earl L. Powers                34,176                          6/23/2003                      $0                 $0
Stephen R. Wright             22,403                          6/23/2003                      $0                 $0
David M. Mehalick             27,838                          6/23/2003                      $0                 $0


(1) On June 23, 1999, Agrilink issued performance units under the Agrilink Foods Equity Value Plan ("EVP") to a select group of management. The future value of the performance units is determined by Agrilink's performance on earnings and debt repayment. The performance units vest 25 percent each year after the first anniversary of the grant, becoming 100 percent vested on the fourth anniversary of grant. One-third of the appreciated value of units in excess of the initial grant price is paid as cash compensation over the subsequent three years. The final value of the 1999 performance units is determined on the fourth anniversary of grant.

(2) The value of the June 23, 1999 grants from the Agrilink Foods Equity Value Plan will be based on Agrilink's future earnings and debt repayment. The beginning value of these performance units was set at a level requiring improved earnings and debt-repayment performance. The target payouts shown above are based on the value of the performance units at fiscal 1999 earnings and debt levels and would yield no payout from the plan at those levels. If future performance equals fiscal 1999 performance, no payouts will be made from the plan relative to the options granted on June 23, 1999.

RETIREMENT PLANS: Agrilink's Master Salaried Retirement Plan (the "Pension Plan") provides defined retirement benefits for its officers and all salaried and clerical personnel. The compensation upon which the pension benefits are determined is included in the salary columns of the "Summary Compensation Table."

For retirement before age 65, the annual benefits are reduced by an amount for each year prior to age 65 at which such retirement occurs so that if retirement occurs at age 55, the benefits are 70 percent of those payable at age 65.

The approximate number of years of Plan participation under Agrilink's Pension Plan as of June 26, 1999, of the Executive Officers listed in the Summary Compensation Table are as follows: Dennis M. Mullen-9, William D. Rice-28, Earl
L. Powers-8, Stephen R. Wright-25 and David M. Mehalick-0.

On January 28, 1992, Agrilink adopted an Excess Benefit Retirement Plan which serves to provide employees with the same retirement benefit they would have received from Agrilink's Master Salaried Retirement Plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code, which was $150,000 on January 1, 1994, having been revised in the 1992 Omnibus Budget Reform Act.

The following table shows the estimated pension benefits payable to a covered participant, at age 65, at the specified final average pay, and years of credited service levels under Agrilink's Master Salaried Retirement Plan and the Excess Benefit Retirement Plan.

                               PENSION PLAN TABLE

                                        Years of Plan Participation
  Final             ---------------------------------------------------------------------------
Average Pay            15              20             25                30               35
-----------         --------        --------       --------          --------         ---------
$125,000            $ 21,699        $ 28,394       $ 34,950          $ 41,660         $ 48,545
 150,000              26,949          35,394         43,700            52,160           60,795
 175,000              32,199          42,394         52,450            62,660           73,045
 200,000              37,449          49,394         61,200            73,160           85,295
 225,000              42,699          56,394         69,950            83,660           97,545
 250,000              47,949          63,394         78,700            94,160          109,795
 275,000              53,199          70,394         87,450           104,660          122,045
 300,000              58,449          77,394         96,200           115,160          134,295
 325,000              63,699          84,394        104,950           125,660          146,545
 350,000              68,949          91,394        113,700           136,160          158,795
 375,000              74,199          98,394        122,450           146,660          171,045
 400,000              79,449         105,394        131,200           157,160          183,295

TERMINATION PROTECTION PROVISIONS: Agrilink has adopted a Salary Continuation Agreement for Mr. Mullen, whereby, two years of salary and benefits continuation will be provided if Mr. Mullen's employment is involuntarily terminated for reasons other than for "cause" as such term is defined in the Agreement. In addition, this agreement provides Mr. Mullen with a retention bonus in an amount equal to one year of his base salary as of September 1, 1998 if he continues to provide services to the Company through August 31, 2000 in accordance to the reasonable terms and conditions of his employment.

DIRECTORS' COMPENSATION: In fiscal 1999, non-employee directors who were designated by Pro-Fac received an annual stipend of $6,000 per year, plus $200 per day for attending Board or Committee meetings. The Pro-Fac President receives an annual stipend of $12,000 per year, plus $400 per day for attending Board or Committee meetings. In fiscal 1999, all other outside directors, Messrs. Harrington, Payne, and Stotz received an annual rate of $18,000 in addition to $600 per day. The Chairman of the Board receives a fixed amount in lieu of the standard attendance fees and annual stipend. Agrilink accrued a fixed amount of $24,700 for Mr. Call as Chairman of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of July 31, 1999, with respect to (i) each person known by Pro-Fac to own beneficially 5 percent or more of any class of Pro-Fac's voting securities, (ii) each director and Named Executive Officer of Pro-Fac and (iii) all directors and officers of Pro-Fac as a group.


                                                                                 Amount and Nature of          Percent of
           Name                                  Title of Class                Beneficial Ownership(a)          Class(b)
------------------------------           ----------------------------          -----------------------         ----------
CHERRY CENTRAL COOPERATIVE, INC.         Common                                      345,912                       17.33%
   PO Box 988                            Class A Cumulative Preferred                 63,804                        1.73%
   Traverse City, MI 49685

MICHIGAN BLUEBERRY GROWERS ASSOC.        Common                                      116,400                        5.83%
   PO Drawer B                           Class A Cumulative Preferred                 16,028                        0.43%
   Grand Junction, MI 49056

DALE E. BURMEISTER                       Common                                        7,606(c)                     0.38%
                                         Class A Cumulative Preferred                  1,110(c)                     0.03%
                                         Class A Cumulative Preferred                  9,439                        0.26%

                                                                                  Amount and Nature of      Percent of
            Name                                   Title of Class               Beneficial Ownership(a)      Class(b)
-------------------------------            -----------------------------        ------------------------     ---------
ROBERT V. CALL, JR.                         Common                                     37,310(d)              1.87%
                                            Class A Cumulative Preferred               25,319(d)              0.69%
                                            Class A Cumulative Preferred               14,194(e)              0.38%
                                            Class A Cumulative Preferred                5,361(f)              0.15%
                                            Class A Cumulative Preferred                1,506                 0.04%

GLEN LEE CHASE                              Common                                      9,472(g)              0.47%
                                            Class A Cumulative Preferred                6,474(g)              0.18%

TOM R. CRONER                               Common                                      3,776(h)              0.19%
                                            Class A Cumulative Preferred               11,215(i)              0.30%

KENNETH A. DAHLSTEDT                        Common                                      6,262                 0.31%
                                            Class A Cumulative Preferred                1,000(l)              0.03%
                                            Class A Cumulative Preferred                  105                 0.00%

ROBERT DEBADTS                              Common                                     11,873(j)              0.59%
                                            Class A Cumulative Preferred                8,658(j)              0.23%
                                            Class A Cumulative Preferred                  100(k)              0.00%

BRUCE R. FOX                                Common                                     21,757(m)              1.09%
                                            Class A Cumulative Preferred                8,758(m)              0.24%
                                            Class A Cumulative Preferred                6,179(n)              0.17%
                                            Class A Cumulative Preferred                1,085                 0.03%
                                            Class A Cumulative Preferred                  820                 0.02%

STEVEN D. KOINZAN                           Common                                      8,280                 0.41%
                                            Class A Cumulative Preferred                3,165                 0.09%

DAVID M. MEHALICK                           None                                            0                 0.00%

KENNETH A. MATTINGLY                        Common                                      8,609(o)              0.43%
                                            Class A Cumulative Preferred                5,099(o)              0.14%

DENNIS M. MULLEN                            None                                            0                 0.00%

ALLAN W. OVERHISER                          Common                                      2,880(p)              0.13%
                                            Class A Cumulative Preferred                1,743(p)              0.05%

EARL L. POWERS                              None                                            0                 0.00%

WILLIAM D. RICE                             None                                            0                 0.00%

PAUL E. ROE                                 Common                                     17,590(q)              0.88%
                                            Class A Cumulative Preferred                2,700(q)              0.07%

DARELL SARFF                                Common                                      2,136                 0.11%
                                            Class A Cumulative Preferred                  609                 0.02%

STEPHEN R. WRIGHT                           Class A Cumulative Preferred                1,140                 0.03%

ALL DIRECTORS AND OFFICERS AS A GROUP       Common                                    137,551                 6.89%
                                            Class A Cumulative Preferred              115,779                 3.13%

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

Cherry Central Cooperative, Inc. filed a late Form 4 reporting a single transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management believes all such transactions were on terms no less favorable to the Cooperative than could have been reached with unaffiliated third parties.

BORROWINGS BY PRO-FAC: The New Credit Facility and Senior Subordinated Notes - 11? Percent (due 2008) permit Agrilink to make demand loans to Pro-Fac for working capital purposes in amounts not to exceed $40.0 million at any time, each such loan to bear interest at a rate equal to the rate in effect on the date of such loan under the Revolving Credit Facility. The loan balance is required to be reduced to zero for a period of not less than 15 consecutive days in each fiscal year. Except for the foregoing provision and except for Pro-Fac's guarantee of the Senior Subordinated Notes - 11 7/8 Percent (due 2008) and the New Credit Facility, as long as Pro-Fac has the right to borrow under the Pro-Fac Marketing and Facilitation Agreement, the Senior Subordinated
Notes - 11 7/8 Percent (due 2008) do not permit Pro-Fac to incur any other indebtedness.

EQUITY OWNERSHIP IN COBANK: As part of its historical lending arrangements with CoBank, which is a cooperative, Pro-Fac made investments in the bank. The Cooperative made these investments through (i) a capital purchase obligation equal to a percentage, set annually based on CoBank's capital needs, of its interest paid to CoBank and (ii) a patronage rebate on interest paid by the

Cooperative to CoBank based on CoBank's earnings, which is paid in cash and capital certificates. As of June 26, 1999, the amount of the Cooperative's investment in CoBank was approximately $22.1 million.

During fiscal 1999, all outstanding obligations due CoBank were paid. In conjunction with the operating policy of CoBank, the Cooperative's investment will be liquidated over a five-year period.

PURCHASE OF CROPS FROM PRO-FAC: Each of the members of Pro-Fac sells crops to Pro-Fac pursuant to a general marketing agreement between such member and Pro-Fac, which crops in turn are sold to the Cooperative pursuant to the Pro-Fac Marketing and Facilitation Agreement. During fiscal 1999, the following directors and executive officers of Pro-Fac directly or through sole proprietorships or corporations, sold crops to Pro-Fac and provided harvesting, trucking and waste removal services to Agrilink for the following aggregate amounts:

                                                                                                     Gross Purchases
                                                                        Relationship                  In Fiscal 1999
            NAME                                                         To Pro-Fac               (Dollars in Thousands)
 --------------------------                                         --------------------          ----------------------

DALE E. BURMEISTER................................................   Director                          $  284
ROBERT V. CALL, JR................................................   Director                          $3,795
GLEN LEE CHASE....................................................   Director                          $  155
TOM R. CRONER.....................................................   Director and Secretary            $   78
KENNETH A. DAHLSTEDT..............................................   Director                          $  238
ROBERT DEBADTS....................................................   Director                          $  489
BRUCE R. FOX......................................................   Director and President            $1,226
STEVEN D. KOINZAN.................................................   Director and Treasurer            $  532
KENNETH A. MATTINGLY..............................................   Director                          $1,417
ALLAN W. OVERHISER................................................   Director                          $   48
PAUL E. ROE.......................................................   Director                          $1,063
DARELL SARFF......................................................   Director                          $  187

                   DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by New York law and in accordance with the policy of that state, the Cooperative has obtained insurance from Chubb Group Insurance insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative. This insurance has a term expiring on October 15, 1999, at an annual cost of approximately $130,000. As of this date, no sums have been paid to any officers or directors of the Cooperative under this indemnification insurance contract.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a) (1) FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

THE FOLLOWING APPEARS IN ITEM 8 OF THIS REPORT:


     ITEM                                                                                                                PAGE
    ------                                                                                                               -----
Pro-Fac Cooperative, Inc. and Consolidated Subsidiary:
   Management's Responsibility for Financial Statements.................................................................   26
   Report of Independent Accountants....................................................................................   27
   Consolidated Financial Statements for the years ended June 26, 1999, June 27,
     1998, and June 28, 1997:
     Consolidated Statement of Operations and Net Proceeds for the years ended
     June 26, 1999, June 27, 1998, and June 28, 1997....................................................................   28
     Consolidated Balance Sheet at June 26, 1999 and June 27, 1998......................................................   29
     Consolidated  Statement of Cash Flows for the years ended June 26, 1999,  June 27, 1998, and June 28, 1997.........   30
     Consolidated Statement of Changes in Shareholders' and Members' Capitalization and Redeemable Stock
       for the years ended June 26, 1999, June 27, 1998, and June 28, 1997..............................................   32
       Notes to Consolidated Financial Statements.......................................................................   33
       Selected Quarterly Financial Data................................................................................   55

         (2) THE FOLLOWING ADDITIONAL FINANCIAL DATA ARE SET FORTH HEREIN:

                  SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS

                                                                 SCHEDULE II

PRO-FAC COOPERATIVE, INC.
VALUATION AND QUALIFYING ACCOUNTS

                                                                                 Fiscal Years Ended
                                                           ----------------------------------------------------------
                                                           June 26, 1999            June 27, 1998       June 28, 1997
                                                           -------------           ---------------      -------------
Allowance for doubtful accounts
     Balance at beginning of period                        $    774,000            $     970,000         $     836,000
     Additions charged to expense                               208,000                   17,000               446,000
     Deductions                                                (280,000)                (213,000)             (312,000)
     Increase due to acquisition*                               905,000                        0                     0
                                                           ------------            -------------         -------------
     Balance at end of period                              $  1,607,000            $     774,000         $     970,000
                                                           ============            =============         =============
Inventory reserve**
     Balance at beginning of period                        $    391,000            $     362,000         $     485,000
     Net change                                                (921,000)                  29,000              (123,000)
     Increase due to acquisition*                             8,931,000                        0                     0
                                                           ------------            -------------         -------------
     Balance at end of period                              $  8,401,000            $     391,000         $     362,000
                                                           ============            =============         =============
Tax valuation allowance***
     Balance at beginning of period                        $  5,550,000            $   6,212,000         $  17,983,000
     Net change                                              (4,141,000)                (662,000)          (11,771,000)
                                                           ------------            -------------         -------------
Balance at end of period                                   $  1,409,000            $   5,550,000         $   6,212,000
                                                           ============            =============         =============

* Represents balance acquired in conjunction with the DFVC and Agripac acquisitions.

**   Difference between FIFO cost and market applicable to inventories.

*** See further discussion regarding tax matters at NOTE 6 to the "Notes to Consolidated Financial Statements."

Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

         (3) The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:

     (b) REPORT ON FORM 8-K

                No reports on Form 8-K were filed in the fourth quarter of fiscal 1999.

     (c) EXHIBITS:


      EXHIBIT
       NUMBER                              DESCRIPTION
       ------       ------------------------------------------------------------
      3.1(11)     Restated Certificate of Incorporation of Pro-Fac Cooperative, Inc.

      3.2(11)     Bylaws of Pro-Fac Cooperative, Inc. as amended.

      4.1(10)     Indenture, dated as of November 18, 1998, between
                  Agrilink Foods, Inc., the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc. as
                  Trustee.

      4.2(10)     Form of 11 7/8 Percent Senior Subordinated Notes due 2008
                  (included as Exhibit B to Exhibit 4.1).

      4.3(2)      Indenture, dated as of November 3, 1994 (the
                  "Indenture"), among PFAC, Pro-Fac and IBJ Schroder
                  Bank & Trust Cooperative ("IBJ"), as Trustee, as amended by First Supplemental Indenture, dated as of November 3, 1994, each with respect to Agrilink
                  12.25 percent Senior Subordinated Notes due 2005
                  (the "Notes").

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

     10.10(2)     Master Salaried Retirement Plan, as amended.

     10.11(2)     Non-Qualified Profit Sharing Plan, as amended.

     10.12(2)     Excess Benefit Retirement Plan.

     10.13        Salary Continuation Agreement - Dennis M. Mullen.

     10.15(1)     Second Amendment to Non-Qualified Profit Sharing Plan.

     10.18(4)     Equity Value Plan Adopted on June 24, 1996.

     10.21(6)     OnSite Services Agreement with Systems & Computer Technology.

     10.22(6)     Raw Product Supply Agreement with Seneca Foods Corporation.

     10.23(6)     Reciprocal Co-Pack Agreement with Seneca Foods Corporation.

     10.25(8)     Second Supplemental Indenture dated November 10, 1997.

     10.26        Third Supplemental Indenture dated September 24, 1998.

     10.27(9)     Credit Agreement among Agrilink Foods, Inc.,
                  Pro-Fac Cooperative, Inc., and Harris Trust and
                  Savings Bank, and Bank of Montreal, Chicago Branch, and the Lenders from time to time party hereto, dated September 23, 1998.

     10.29(9)     Subordinated Promissory Note among Agrilink Foods, Inc.
                  and Dean Foods Company, dated as of September 23, 1998.

     10.30(11)    Service Agreement among Agrilink Foods, Inc., and
                  PF Acquisition II, Inc., dated as of February 22,
                  1999.


          EXHIBIT
          NUMBER                          DESCRIPTION
          ------      -----------------------------------------------------
          10.31(11)    Amendment to Marketing and Facilitation Agreement between
                       Agrilink Foods, Inc. and Pro-Fac dated September 23, 1998.

          10.32(11)    Marketing and Facilitation Agreement, dated as of
                       February 22, 1999, between Pro-Fac and PF
                       Acquisition II, Inc.

          10.33(11)    Credit Agreement among PF Acquisition II, Inc. and
                       CoBank as administrative agent for the lenders
                       thereunder, dated February 22, 1999.

          10.34(11)    Subordinated Promissory Note among PF Acquisition II, Inc.
                       and CoBank, dated February 22, 1999.

          10.35(11)    Asset Purchase Agreement between PF Acquisition II. Inc.,
                       Pro-Fac Cooperative, Inc. and Agripac, Inc., Debtor and
                       Debtor-In-Possession dated February 12, 1999.

          18(5)        Accountant's Report Regarding Change in Accounting Method

          21.1         List of Subsidiaries.

          23.1(8)      Accountant's Consent Regarding the Agrilink Foods Employee
                       Stock Purchase Plan

          27           Financial Data Schedule.


  (1)  Incorporated by reference from Registration Statement No. 33-60273.

  (2) Incorporated by reference from Registration Statement No. 33-56517, as amended.

  (3) Incorporated by reference from the Registrant's 1995 Annual Report on Form 10-K.

  (4) Incorporated by reference from the Registrant's 1996 Annual Report on Form 10-K.

  (5) Incorporated by reference from the Registrant's 1997 First Quarter Report on Form 10-Q.

  (6)  Incorporated by reference from Registrant's 1997 Annual Report on
       Form 10-K.

  (7) Incorporated by reference from Registrant's Fiscal 1998 First Quarter Report on Form 10-Q.

  (8) Incorporated by reference from Registrant's Fiscal 1998 Annual Report on Form 10-K.

  (9) Incorporated by reference from Registrant's fiscal 1999 First Quarter Report on Form 10-Q.

 (10) Incorporated by reference from Registration Statement No. 333-70143, as amended.

 (11) Incorporated by reference from Registrant's fiscal 1999 Third Quarter Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PRO-FAC COOPERATIVE, INC.

Date:    September 20, 1999                 BY:   /s/ Stephen R. Wright
         ------------------                       -----------------------
                                                      STEPHEN R. WRIGHT
                                                      GENERAL MANAGER

Date:    September 20, 1999                 BY:  /s/  Earl L. Powers
         ------------------                      -----------------------
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



            SIGNATURE                                   TITLE                                DATE
-----------------------------------                ---------------                      --------------
/s/    Bruce R. Fox                                President and Director               August 18, 1999
-----------------------------------
      (BRUCE FOX)

/s/    Steven D. Koinzan                           Treasurer and Director               August 18, 1999
-----------------------------------
      (STEVEN D. KOINZAN)

/s/    Tom R. Croner                               Secretary and Director               August 18, 1999
-----------------------------------
      (TOM R. CRONER)

/s/    Dale W. Burmeister                          Director                             August 18, 1999
-----------------------------------
      (DALE W. BURMEISTER)

/s/    Robert V. Call, Jr.                         Director                             August 18, 1999
-----------------------------------
      (ROBERT V. CALL, JR.)

/s/    Glen Lee Chase                              Director                             August 18, 1999
-----------------------------------
      (GLEN LEE CHASE)

/s/    Kenneth A. Dahlstedt                        Director                             August 18, 1999
-----------------------------------
      (KENNETH A. DAHLSTEDT)

/s/    Robert DeBadts                              Director                             August 18, 1999
-----------------------------------
      (ROBERT DEBADTS)

/s/    Kenneth A. Mattingly                        Director                             August 18, 1999
-----------------------------------
      (KENNETH A. MATTINGLY)

/s/    Allan W. Overhiser                          Director                             August 18, 1999
-----------------------------------
      (ALLAN W. OVERHISER)

/s/    Paul E. Roe                                 Director                             August 18, 1999
-----------------------------------
      (PAUL E. ROE)

/s/    Darell Sarff                                Director                             August 18, 1999
-----------------------------------
      (DARELL SARFF)

/s/    Stephen R. Wright                           Assistant Treasurer and              August 18, 1999
-----------------------------------                General Manager
      (STEPHEN R. WRIGHT)                          (Principal Executive Officer)

/s/    Earl L. Powers                              Vice President Finance and           August 18, 1999
-----------------------------------                Assistant Treasurer
      (EARL L. POWERS)                             (Principal Financial Officer and
                                                   Principal Accounting Officer)




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.