Form 10-K/A
period 1999-06-26
PRO FAC COOPERATIVE INC
filed 1999-09-22
CIK 202932

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------
                                  FORM 10-K/A-1
                                  -------------

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


                                                                                       Shares Issued and Outstanding
                                                                                      -------------------------------
                                                                                            Fiscal Years Ended
                                                       Par              Shares        -------------------------------
                                                     Value           Authorized       June 26, 1999     June 27, 1998
                                                     -----           ----------       -------------     -------------
Class A Common Stock                                 $ 5.00            5,000,000         1,995,740         1,825,863
Class B Common Stock                                 $ 5.00            2,000,000                 0                 0
Non-Cumulative Preferred Stock                       $25.00            5,000,000            39,635            45,001
Class A Cumulative Preferred Stock                   $ 1.00            9,500,000         3,694,495         3,503,199
Class B Cumulative Preferred Stock                   $ 1.00           10,000,000                 0                 0
Class C Cumulative Preferred Stock                   $ 1.00           10,000,000                 0                 0
Class D Cumulative Preferred Stock                   $ 1.00           10,000,000                 0                 0
Class E Cumulative Preferred Stock                   $ 1.00           10,000,000                 0                 0
Class B, Series I 10% Cumulative Preferred Stock     $ 1.00              500,000            26,061            27,043

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

  (8) Incorporated by reference from Registrant's Fiscal 1998 Annual Report on Form 10-K.

  (9) Incorporated by reference from Registrant's fiscal 1999 First Quarter Report on Form 10-Q.

 (10) Incorporated by reference from Registration Statement No. 333-70143, as amended.

 (11) Incorporated by reference from Registrant's fiscal 1999 Third Quarter Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PRO-FAC COOPERATIVE, INC.

Date:    September 22, 1999                 BY:   /s/ Stephen R. Wright
         ------------------                       -----------------------
                                                      STEPHEN R. WRIGHT
                                                      GENERAL MANAGER

Date:    September 22, 1999                 BY:  /s/  Earl L. Powers
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



            SIGNATURE                                   TITLE                                DATE
-----------------------------------                ---------------                      --------------
*/s/   Bruce R. Fox                                President and Director
-----------------------------------
      (BRUCE FOX)

*/s/   Steven D. Koinzan                           Treasurer and Director
-----------------------------------
      (STEVEN D. KOINZAN)

*/s/   Tom R. Croner                               Secretary and Director
-----------------------------------
      (TOM R. CRONER)

*/s/   Dale W. Burmeister                          Director
-----------------------------------
      (DALE W. BURMEISTER)

*/s/   Robert V. Call, Jr.                         Director
-----------------------------------
      (ROBERT V. CALL, JR.)

*/s/   Glen Lee Chase                              Director
-----------------------------------
      (GLEN LEE CHASE)

*/s/   Kenneth A. Dahlstedt                        Director
-----------------------------------
      (KENNETH A. DAHLSTEDT)

*/s/   Robert DeBadts                              Director
-----------------------------------
      (ROBERT DEBADTS)

*/s/   Kenneth A. Mattingly                        Director
-----------------------------------
      (KENNETH A. MATTINGLY)

*/s/   Allan W. Overhiser                          Director
-----------------------------------
      (ALLAN W. OVERHISER)

*/s/   Paul E. Roe                                 Director
-----------------------------------
      (PAUL E. ROE)

*/s/   Darell Sarff                                Director
-----------------------------------
      (DARELL SARFF)

*/s/   Stephen R. Wright                           Assistant Treasurer and
-----------------------------------                General Manager
      (STEPHEN R. WRIGHT)                          (Principal Executive Officer)

 /s/   Earl L. Powers                              Vice President Finance and           August 18, 1999
-----------------------------------                Assistant Treasurer
      (EARL L. POWERS)                             (Principal Financial Officer and
                                                   Principal Accounting Officer)


Date: September 22, 1999                           *By: /s/ Earl L. Powers
      ------------------                           -----------------------
                                                      Earl L. Powers, as
                                                      Attorney in Fact


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.