Form 10-Q
period 1999-09-25
PRO FAC COOPERATIVE INC
filed 1999-11-08
CIK 202932

Page 1 of 18 Pages




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-Q


   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 1999

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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 30, 1999.

                            Common Stock - 2,040,568

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Statement of Operations and Net Proceeds
(Unaudited)

(Dollars in Thousands)


                                                                                                          Quarter Ended
                                                                                               September 25,         September 26,
                                                                                                      1999                  1998

Net sales                                                                                        $  296,248            $  182,579
Cost of sales                                                                                      (211,454)             (135,882)
                                                                                                 ----------            ----------
Gross profit                                                                                         84,794                46,697
Selling, administrative, and general expense                                                        (63,188)              (34,883)
Income from Great Lakes Kraut Company                                                                   491                   636
Gain on sale of aseptic operations                                                                        0                64,202
                                                                                                 ----------            ----------
Operating income                                                                                     22,097                76,652
Interest expense                                                                                    (20,649)               (8,336)
                                                                                                 ----------            ----------
Income before taxes, dividends, allocation of net proceeds, and
   extraordinary item                                                                                 1,448                68,316
Tax provision                                                                                        (1,045)              (25,007)
                                                                                                 ----------            ----------
Income before dividends, allocation of net proceeds, and
   extraordinary item                                                                                   403                43,309
Extraordinary item relating to the early extinguishment of debt
   (net of income taxes)                                                                                  0               (18,024)
                                                                                                 ----------            ----------
Net income                                                                                       $      403            $   25,285
                                                                                                 ==========            ==========

Allocation of net proceeds:
   Net income                                                                                    $      403            $   25,285
   Dividends on common and preferred stock                                                           (2,103)               (1,978)
                                                                                                 ----------            ----------
   Net (deficit)/proceeds                                                                            (1,700)               23,307
   Allocation from/(to) earned surplus                                                                1,700               (21,302)
                                                                                                 ----------            ----------
   Net proceeds available to members                                                             $        0            $    2,005
                                                                                                 ==========            ==========

Net proceeds available to members:
   Estimated cash payment                                                                        $        0            $      501
   Qualified retains                                                                                      0                 1,504
                                                                                                 ----------            ----------
   Net proceeds available to members                                                             $        0            $    2,005
                                                                                                 ==========            ==========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Balance Sheet(Unaudited)
(Dollars in Thousands)                                    ASSETS
                                                                                        September 25,      June 26,    September 26,
                                                                                            1999             1999          1998
Current assets:
   Cash and cash equivalents                                                            $   10,832       $    6,540      $   9,083
   Accounts receivable, trade, net                                                         114,017           88,249        105,374
   Accounts receivable, other                                                               14,695            9,848         23,038
   Income taxes refundable                                                                   4,079           11,295              0
   Current deferred tax asset                                                               16,160           16,160         13,336
   Inventories -
     Finished goods                                                                        410,091          284,863        349,451
     Raw materials and supplies                                                             78,195           50,057         45,829
                                                                                        ----------       ----------      ----------
           Total inventories                                                               488,286          334,920        395,280
                                                                                        ----------       ----------      ----------
   Current investment in CoBank                                                              1,602            2,403          1,330
   Prepaid manufacturing expense                                                               114           18,217             98
   Prepaid expenses and other current assets                                                22,938           27,883         17,288
                                                                                        ----------       ----------      ----------
           Total current assets                                                            672,723          515,515        564,827
Investment in CoBank                                                                        19,693           19,693         22,377
Investment in Great Lakes Kraut Company                                                      7,170            6,679          7,223
Property, plant, and equipment, net                                                        364,118          367,255        317,025
Assets held for sale, at net realizable value                                                1,172              890          2,711
Goodwill and other intangible assets, net                                                  262,059          260,733        321,022
Other assets                                                                                25,615           25,714         24,477
                                                                                        ----------       ----------     ----------
           Total assets                                                                 $1,352,550       $1,196,479     $1,259,662
                                                                                        ==========       ==========     ==========
            Liabilities and Shareholders' and Members' Capitalization
Current liabilities:
   Notes payable                                                                        $  165,600       $   54,900     $   94,000
   Current portion of obligations under capital leases                                         208              208            256
   Current portion of long-term debt                                                        16,580            8,670          1,023
   Accounts payable                                                                        124,876          107,159         96,930
   Income taxes payable                                                                          0                0         13,212
   Accrued interest                                                                         11,552            5,974            690
   Accrued employee compensation                                                            15,194           15,127         14,329
   Other accrued expenses                                                                   79,214           64,603         96,209
   Dividends payable                                                                             0               45              0
   Amounts due AgriFrozen growers                                                            1,372            1,453              0
   Amounts due members                                                                      29,032           20,045         29,946
                                                                                        ----------       ----------     ----------
           Total current liabilities                                                       443,628          278,184        346,595
Obligations under capital leases                                                               568              568            503
Long-term debt                                                                             694,761          702,322        687,087
Deferred income tax liabilities                                                             23,072           23,072         34,644
Other non-current liabilities                                                               31,886           32,222         26,623
Minority interest in AgriFrozen                                                              8,000            8,000              0
                                                                                        ----------       ----------     ----------
           Total liabilities                                                             1,201,915        1,044,368      1,095,452
                                                                                        ----------       ----------     ----------
Commitments and contingencies
Class B cumulative  redeemable  preferred stock  liquidation  preference $10 per share, authorized - 500,000 shares; issued and
     outstanding 26,061, 26,061, and 27,043 shares, respectively                               261              261            270
Common stock, par value $5, authorized - 5,000,000 shares
                                                  September 25,  June 26,     September 26,
                                                      1999         1999           1998
                                                  ----------    ---------    -------------
Shares issued                                      2,040,568    1,995,740      1,834,805
Shares subscribed                                    346,229      384,649        737,935
                                                   ---------    ---------      ---------
           Total subscribed and issued             2,386,797    2,380,389      2,572,740
Less subscriptions receivable in installments       (346,229)    (384,649)      (737,935)
                                                   ---------    ---------      ---------
           Total issued and outstanding            2,040,568    1,995,740      1,834,805    10,203            9,979          9,174
Shareholders' and members' capitalization:         =========    =========      =========
 Retained earnings allocated to members                                                      25,573          25,573         31,264
   Non-qualified allocation to members                                                       2,050            2,050          2,660
   Non-cumulative preferred stock, par value $25; authorized - 5,000,000 shares;
     issued and outstanding - 39,635,
       39,635, and 45,001, respectively                                                        991              991          1,125
   Class A cumulative preferred stock, liquidation preference
     $25 per share; authorized - 10,000,000 shares; issued and
       outstanding 3,694,495, 3,694,495 and 3,503,199 shares,
         respectively                                                                       92,362           92,362         87,580
   Earned surplus                                                                           19,958           21,658         32,750
   Accumulated other comprehensive income:
     Minimum pension liability adjustment                                                     (763)            (763)          (608)
     Cumulative foreign currency adjustment                                                      0                0             (5)
                                                                                        ----------       ----------     -----------
           Total shareholders' and members' capitalization                                 140,171          141,871        154,766
                                                                                        ----------       ----------     ----------
           Total liabilities and capitalization                                         $1,352,550       $1,196,479     $1,259,662
                                                                                        ==========       ==========     ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)

                                                                                                         Quarter Ended
                                                                                              September 25,          September 26,
                                                                                                   1999                    1998
                                                                                              --------------         --------------
Cash flows from operating activities:
     Net income                                                                                $       403            $    25,285
     Amounts payable to members                                                                          0                   (501)
     Adjustments  to  reconcile  net  income  to  net  cash  used  in  operating activities:
       Extraordinary item relating to the early extinguishment of debt (net of income taxes)             0                 18,024
       Gain on sale of aseptic operations                                                                0                (64,202)
       Depreciation                                                                                  8,466                  4,385
       Amortization of goodwill and other intangibles                                                2,105                    926
       Amortization of debt issue costs and discount on subordinated promissory note                 1,140                    200
       Equity in undistributed earnings of Great Lakes Kraut Company                                  (491)                  (636)
       Change in assets and liabilities:
         Accounts receivable                                                                       (30,615)               (40,670)
         Inventories                                                                              (135,263)               (63,732)
         Income taxes refundable/(payable)                                                           7,216                 19,629
         Accounts payable and other accrued expenses                                                37,587                (12,796)
         Amounts due to members                                                                      8,987                  9,310
         Other assets and liabilities                                                                3,984                 (3,034)
                                                                                               -----------            -----------
Net cash used in operating activities                                                              (96,481)              (107,812)
                                                                                               -----------            -----------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                                      (8,672)                (4,094)
     Proceeds from disposals                                                                           273                 83,000
     Proceeds from investment in CoBank                                                                801                    664
     Cash paid for acquisitions                                                                          0               (442,918)
                                                                                               -----------            -----------
Net cash used in investing activities                                                               (7,598)              (363,348)
                                                                                               -----------            -----------

Cash flows from financing activities:
     Proceeds from issuance of short-term debt                                                     110,700                177,000
     Repayment of short-term debt                                                                        0                (83,000)
     Proceeds from issuance of long-term debt                                                            0                677,100
     Payments on long-term debt                                                                       (450)              (276,450)
     Cash paid for debt issuance costs                                                                   0                (17,523)
     Issuances of common stock                                                                         224                     45
     Cash dividends paid                                                                            (2,103)                (1,978)
                                                                                               -----------            -----------
Net cash provided by financing activities                                                          108,371                475,194
                                                                                               -----------            -----------
Net change in cash and cash equivalents                                                              4,292                  4,034
Cash and cash equivalents at beginning of period                                                     6,540                  5,049
                                                                                               -----------            -----------
Cash and cash equivalents at end of period                                                     $    10,832            $     9,083
                                                                                               ===========            ===========


(Table continued on next page)

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)

(Table continued from previous page)

                                                                                                          Quarter Ended
                                                                                                 September 25,        September 26,
                                                                                                        1999                1998
                                                                                                 ------------------   -------------
Supplemental disclosure of cash flow information:
   Acquisition of Dean Foods Vegetable Company -
     Accounts receivable                                                                                               $   24,201
     Current deferred tax asset                                                                                            30,645
     Inventories                                                                                                          195,674
     Prepaid expenses and other current assets                                                                              6,374
     Property, plant and equipment                                                                                        154,527
     Assets held for sale at net realizable value                                                                              49
     Goodwill and other intangible assets                                                                                 182,010
     Accounts payable                                                                                                     (40,865)
     Accrued employee compensation                                                                                         (8,437)
     Other accrued expenses                                                                                               (75,778)
     Long-term debt                                                                                                        (2,752)
     Subordinated promissory note                                                                                         (22,590)
     Other assets and liabilities, net                                                                                     (2,453)
                                                                                                                       ----------
                                                                                                                       $  440,605
                                                                                                                       ==========
   Acquisition of J.A. Hopay Distributing Co., Inc. -
     Accounts receivable                                                                                               $      420
     Inventories                                                                                                              153
     Property, plant and equipment                                                                                             51
     Goodwill and other intangible assets                                                                                   3,303
     Other accrued expenses                                                                                                  (251)
     Obligation for covenant not to compete                                                                                (1,363)
                                                                                                                       ----------
                                                                                                                       $    2,313
                                                                                                                       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                            PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF ACCOUNTING POLICIES

Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") is an agricultural cooperative which processes and markets crops grown by its members through its wholly-owned subsidiary Agrilink Foods, Inc. ("Agrilink") and through its subsidiary PF Acquisition II, Inc. in which it has a controlling interest. PF Acquisition II, Inc. conducts business under the name AgriFrozen Foods ("AgriFrozen").

Agrilink has four primary product lines including: vegetables, fruits, snacks, and canned meals. AgriFrozen has vegetables as its one primary product line. The majority of each of the product lines' net sales are within the United States. In addition, all of the Cooperative's operating facilities, excluding one in Mexico, are within the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods. The following summarizes the significant accounting policies applied in the preparation of the accompanying financial statements. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K/A-1 for the fiscal year ended June 26, 1999.

Consolidation: The consolidated financial statements include the Cooperative and its subsidiaries, Agrilink and AgriFrozen. The financial statements are after elimination of intercompany transactions and balances. Investments in affiliates owned more than 20 percent but not in excess of 50 percent are recorded under the equity method of accounting.

Reclassification: Certain items for fiscal 1999 have been reclassified to conform with the current presentation.

NOTE 2.       ACQUISITIONS

Agripac Frozen Vegetable Business: On February 23, 1999, AgriFrozen acquired the frozen vegetable business of Agripac, Inc. ("Agripac"), an Oregon cooperative. AgriFrozen was formed in January 1999 under the corporation laws of New York. On January 4, 1999 Agripac filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon. On January 22, 1999 Agripac, as debtor-in-possession, filed a motion with the Bankruptcy Court for authority to sell substantially all of the assets comprising its frozen food processing business. The bankruptcy court confirmed the sale of Agripac's frozen food processing assets to AgriFrozen by an order entered on February 18, 1999.

The net purchase price for the assets was $80.5 million. AgriFrozen paid an additional $7.8 million in related expenses, including $6.4 million to prior member-growers of Agripac to obtain crop delivery agreements with AgriFrozen, and transaction expenses and miscellaneous costs totaling $1.4 million. AgriFrozen expects to pay an additional $1.2 million in severance costs associated with the acquisition and the implementation of AgriFrozen's business plan. In connection with, and as a condition to the consummation of the acquisition, AgriFrozen entered into a sufficient number of crop delivery contracts with prior member growers of Agripac acceptable to AgriFrozen.

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

The following unaudited pro forma financial information presents a summary of consolidated results of operations of Pro-Fac and DFVC as if the acquisition had occurred at the beginning of the 1999 fiscal year.

                                        Quarter Ended
                                     September 26, 1998

Net sales                                  $279.7
Income before extraordinary item           $ 33.2
Net income                                 $ 16.8

These unaudited pro forma results have been prepared for comparative purposes only and include adjustments for additional depreciation expense and amortization and interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at the beginning of the 1999 fiscal year, or of the future operations of the consolidated entities.

Concurrently with the DFVC Acquisition, Agrilink refinanced its existing indebtedness (the "Refinancing"), including its 12 1/4 percent Senior Subordinated Notes due 2005 (the "Old Notes") and its then existing bank debt. On August 24, 1998, Agrilink commenced a tender offer (the "Tender Offer") for all the Old Notes and consent solicitation to certain amendments under the indenture governing the Old Notes to eliminate substantially all the restrictive covenants and certain events of default therein. Substantially all of the $160 million aggregate principal amount of the Old Notes were tendered and purchased by Agrilink for aggregate consideration of approximately $184 million, including accrued interest of $2.9 million. Agrilink also terminated its then existing bank facility (including seasonal borrowings) and repaid the $176.5 million, excluding interest owed and breakage fees outstanding thereunder. Agrilink recognized an extraordinary item of $18.0 million (net of income taxes) in the first quarter of fiscal 1999 relating to this refinancing.

In order to consummate the DFVC Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink: (i) entered into a new credit facility (the "New Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Subordinated Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods. The Subordinated Bridge Facility was repaid during November of 1998 principally with the proceeds from the issuance of Senior Subordinated Notes (the "New Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the New Notes accrues at the rate of 11-7/8 percent per annum. Debt issue costs of $5.5 million associated with the Subordinated Bridge Facility were expensed during the quarter ended December 26, 1998.

NOTE 3.       AGREEMENTS WITH AGRILINK AND AGRIFROZEN

Agrilink: The contractual relationship between Pro-Fac and Agrilink is defined in the Pro-Fac Marketing and Facilitation Agreement (the Pro-Fac Marketing Agreement"). Under the Pro-Fac Marketing Agreement, Agrilink pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink, it may be more or less than the price Agrilink would pay in the open market in the absence of the Pro-Fac Marketing Agreement.

Under the Pro-Fac Marketing Agreement, Agrilink is required to have on its board of directors some persons who are neither members of nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Agrilink under the Pro-Fac Marketing Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors of Agrilink. In addition, under the Pro-Fac Marketing Agreement, in any year in which Agrilink has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), Agrilink pays to Pro-Fac, as additional patronage income, up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of Agrilink. In years in which Agrilink has losses on Pro-Fac Products, Agrilink reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of Agrilink. Additional patronage income is paid to Pro-Fac for services provided to Agrilink, including the provision of a long term, stable crop supply, favorable payment terms for crops and the sharing of risks in losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. Under the Pro-Fac Marketing Agreement, Pro-Fac is required to reinvest at least 70 percent of the additional patronage income in Agrilink.

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

NOTE 4.       DEBT

Summary of Long-Term Debt:

                                                              September 25, 1999                 June 26,       September 26,
                                                       Agrilink   AgriFrozen        Total          1999            1998
                                                     -----------  -----------    ----------     ----------     -------------

Term Loan Facility                                   $  446,400      $ 30,000    $  476,400     $  476,600       $  455,000
Senior Subordinated Notes                               200,015             0       200,015        200,015               15
Subordinated Promissory Note (net of discount)           24,056         4,121        28,177         27,378           23,372
Subordinated Bridge Facility                                  0             0             0              0          200,000
Other                                                     6,749             0         6,749          6,999            9,723
                                                     ----------      --------    ----------     ----------       ----------
Total debt                                              677,220        34,121       711,341        710,992          688,110
Less current portion                                    (16,580)            0       (16,580)        (8,670)          (1,023)
                                                     ----------      --------    ----------     ----------       ----------
Total long-term debt                                 $  660,640      $ 34,121    $  694,761     $  702,322       $  687,087
                                                     ==========      ========    ==========     ==========       ==========


NOTE 5.       OTHER MATTERS

Sale of Canned Vegetable Business: On September 15, 1999, Agrilink and Seneca Foods Corporation announced they are in negotiation regarding the purchase by Seneca of Agrilink's Midwest, private label, canned vegetable business. The transaction will include reciprocal copacking agreements. The parties are working toward finalizing the agreement by mid November. This transaction does not include Agrilink's retail branded canned vegetables, Veg-All and Freshlike. No significant gain or loss is anticipated on this sale.


Restructuring: During the third quarter of fiscal 1999, Agrilink began implementation of a corporate-wide restructuring program. The overall objectives of the plan are to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel include operational and administrative positions. Through September 25, 1999, $1.9 million of this charge has been liquidated and the remaining termination benefits will be liquidated during fiscal 2000.

NOTE 6:       OPERATING SEGMENTS

The Cooperative is organized by product line for management reporting with operating income being the primary measure of segment profitability. Accordingly, no items below operating earnings are allocated to segments. The Cooperative's four primary operating segments are as follows: vegetables, fruits, snacks, and canned meals.

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

The following table illustrates the Cooperative's operating segment information:

(Dollars in Millions)                                                                  Fiscal Years Ended
                                                                         September 25, 1999        September 26, 1998
Net Sales:
   Vegetables                                                                $   200.3                  $   78.8
   Fruits                                                                         23.3                      25.1
   Snacks                                                                         21.4                      21.8
   Canned Meals                                                                   16.6                      14.8
   Other                                                                          14.7                      13.4
                                                                             ---------                  --------
     Continuing segments                                                         276.3                     153.9
   Businesses sold or to be sold1                                                 19.9                      28.7
                                                                             ---------                  --------
         Total                                                               $   296.2                  $  182.6
                                                                             =========                  ========

Operating income:
   Vegetables2                                                               $    15.0                  $    3.4
   Fruits                                                                          3.3                       2.2
   Snacks                                                                          1.5                       2.0
   Canned Meals                                                                    1.9                       1.4
   Other                                                                           0.9                       0.0
                                                                             ---------                  --------
     Continuing segments                                                          22.6                       9.0
   Businesses sold or to be sold1                                                 (0.5)                      3.5
                                                                             ---------                  --------
         Total                                                                    22.1                      12.5
Gain on sale of aseptic operations                                                 0.0                      64.2
                                                                             ---------                  --------
Total consolidated operating income                                               22.1                      76.7
Interest expense                                                                 (20.7)                     (8.4)
                                                                             ---------                  --------
Income before taxes, dividends, allocation of net proceeds
   and extraordinary item                                                    $     1.4                  $   68.3
                                                                             =========                  ========

1  Includes the private label canned vegetable business to be sold in fiscal 2000 and the aseptic and peanut butter businesses sold in fiscal 1999.

2  The vegetable product line includes earnings derived from Agrilink's investment in Great Lakes Kraut Company of $0.5 million and
   $0.6 million in fiscal 2000 and fiscal 1999, respectively.

NOTE 7.       SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation wholly-owned subsidiaries of Agrilink ("Subsidiary Guarantors"), and Pro-Fac, have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of Agrilink with respect to Agrilink's 11-7/8 percent Senior Subordinated Notes due 2008 ("New Notes") and the New Credit Facility. The covenants in the New Notes and the New Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to Agrilink.

Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that such financial statements and other disclosures are not material. Accordingly, set forth below is certain summarized financial information derived from unaudited historical financial information for the Subsidiary Guarantors, on a combined basis.

(Dollars in Thousands)
                                                Quarter Ended
                                      September 25,         September 26,
                                       1999                     1998
                                     -------------          --------------

Summarized Statement of Operations:
    Net sales                           $ 18,262              $  3,331
    Gross profit                          14,384                 1,561
    Income from continuing operations     14,132                   610
    Net income                             9,186                   396

Summarized Balance Sheet:
    Current assets                      $  2,511              $  2,097
    Noncurrent assets                    215,813                 7,080
    Current liabilities                    5,583                   758

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

NOTE 8.       OTHER MATTERS

Dividends: Subsequent to quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $1.6 million and were paid on October 29, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations and Net Proceeds in the first quarter of fiscal 2000 versus such periods in fiscal 1999.

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

The following tables illustrate the results of operations by product line for the three months ended September 25, 1999 and September 26, 1998.

EBITDA1,2
(Dollars in Millions)

                                                  Quarter Ended
                                       September 25,        September 26,
                                          1999                  1998
                                   ------------------     ------------------
                                              % of                     % of
                                     $        Total           $        Total
                                   -----      ------       ------      ------

Vegetables                         $23.0       70.3%       $  5.9       33.1%
Fruits                               3.7       11.4           2.7       15.2
Snacks                               2.4        7.3           2.7       15.2
Canned Meals                         2.3        7.3           1.9       10.7
Other                                1.4        4.0           0.4        2.2
                                   -----      -----        ------      -----
Continuing operations               32.8      100.3          13.6       76.4
Businesses sold or to be sold3      (0.1)      (0.3)          4.2       23.6
                                   -----      -----        ------      -----
     Total                         $32.7      100.0%       $ 17.8      100.0%
                                   =====      =====        ======      =====

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of pretax income, dividends, allocation of net proceeds, extraordinary item, interest expense, depreciation and amortization of goodwill and other intangibles.

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

2 Excludes the gain on sale of aseptic operations. See NOTE 2 to the "Notes to Consolidated Financial Statements."

3 Represents the operating results of the private label canned vegetable business to be sold in fiscal 2000 and the operating results of the aseptic and peanut butter operations sold in fiscal 1999. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

Net Sales
(Dollars in Millions)

                                                Quarter Ended
                                    September 25,          September 26,
                                        1999                   1998
                                  -------------------     ------------------
                                               % of                   % of
                                      $        Total          $        Total
                                   ------      ------      ------     ------

Vegetables                         $200.3       67.6%      $ 78.8       43.2%
Fruits                               23.3        7.9         25.1       13.8
Snacks                               21.4        7.2         21.8       11.9
Canned Meals                         16.6        5.6         14.8        8.1
Other                                14.7        5.0         13.4        7.3
                                   ------      -----       ------      -----
Continuing segments                 276.3       93.3        153.9       84.3
Businesses sold or to be sold1       19.9        6.7         28.7       15.7
                                   ------      -----       ------      -----
     Total                         $296.2      100.0%      $182.6      100.0%
                                   ======      =====       ======      =====

1 Represents net sales of the private label canned vegetable business to be sold in fiscal 2000 and net sales of the aseptic and peanut butter operations sold in fiscal 1999. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

Operating Income1
(Dollars in Millions)


                                                Quarter Ended
                                      September 25,          September 26,
                                          1999                   1998
                                  -------------------      ------------------

Vegetables                          $15.0        67.9%      $ 3.4         27.2%
Fruits                                3.3        14.9         2.2         17.6
Snacks                                1.5         6.8         2.0         16.0
Canned Meals                          1.9         8.6         1.4         11.2
Other                                 0.9         4.1         0.0          0.0
                                    -----       -----       -----        -----
Continuing operations                22.6       102.3         9.0         72.0
Businesses sold or to be sold2       (0.5)       (2.3)        3.5         28.0
                                    -----       -----       -----        -----
     Total3                         $22.1       100.0%      $12.5        100.0
                                    =====       =====       =====        =====

1 Excludes the gain on sale of aseptic operations. See NOTE 2 to the "Notes to Consolidated Financial Statements."

2 Represents the operating results of the private label canned vegetable business to be sold in fiscal 2000 and operating results of the aseptic and peanut butter operations sold in fiscal 1999. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

       CHANGES FROM FIRST QUARTER FISCAL 2000 TO FIRST QUARTER FISCAL 1999

The net income for the first quarter of fiscal 2000 of $0.4 million represents a $24.9 million decrease as compared to the first quarter of fiscal 1999 net income of $25.3 million. Comparability of net income is, however, difficult because the results of the first quarter of fiscal 1999 were impacted by the gain on sale of aseptic operations and an extraordinary item relating to the early extinguishment of debt. In addition, fiscal 2000 results have been impacted by an increase in interest associated with the acquisition of DFVC on September 24, 1998 and the acquisition of the frozen vegetable business of Agripac on February 23, 1999. Accordingly, management believes, to summarize results, an evaluation of EBITDA from continuing segments, as presented on page 12, is more appropriate as it allows the operations of the business to be reviewed in a more consistent manner.

EBITDA from continuing segments increased $19.2 million, or 141.2 percent, to $32.8 million in the first quarter of the current fiscal year from $13.6 million in the first quarter of the prior fiscal year.

The vegetable product line accounts for $17.1 million of the increase in EBITDA from continuing segments and is primarily attributable to the DFVC and Agripac acquisitions. While this operating segment has benefited from the inclusion of the Birds Eye, Freshlike, and Veg-All brands, the category has been negatively impacted by market conditions within the frozen private label segment as a result of lower demand.

The Cooperative's fruit product line showed an improvement of $1.0 million due to the inclusion in the first quarter of fiscal 1999 of $0.8 million of costs associated with a new product launch.

The snack segment was negatively impacted by competitive pricing within the popcorn product line as a result of an increase in production from foreign countries, such as Argentina.

Canned meals increased $0.4 million primarily due to improvements in volume within the chili category.

The other product line showed improvements of $1.0 million due to reductions in various cost components within the dressing category.

Net Sales: Total net sales for the quarter increased $113.6 million, or 62.2 percent, to $296.2 million in the first quarter of fiscal 2000 from $182.6 million in the first quarter of fiscal 1999. Excluding businesses sold or to be sold, net sales increased by $122.4 million to $276.63 million in the first quarter of fiscal 2000 from $153.9 million in the first quarter of fiscal 1999. This change is attributable to an increase of $121.5 million within the vegetable product line primarily as a result of the DFVC and Agripac acquisitions. The Birds Eye, Freshlike, and Veg-All brands accounted for incremental sales of $86.2 million. In addition, AgriFrozen accounted for additional sales of $18.0 million. The remaining increase was attributable to incremental private label and food service sales associated with the DFVC Acquisition.

Net sales for the fruit product line decreased $1.8 million in the first quarter of fiscal 2000 to $23.3 million from $25.1 million in the first quarter of fiscal 1999 primarily as a result of decreased volume within the private label apple sauce and pie filling categories.

Canned meals increased $1.8 million primarily attributable to improvements in volume within the chili category and the introduction of Meals for Now, a ready-to-eat canned meal product, sold under the Nalley label.

The  other  category,  which  primarily  represents  dressings,   showed  modest
improvements.

Operating Income: Excluding the impact of businesses sold or to be sold and the gain on sale of aseptic operations, operating income increased from $9.0 million in the first quarter of fiscal 1999 to $22.6 million in the first quarter of fiscal 2000. This represents an improvement of $13.6 million or 151.1 percent.

Vegetables showed improvements of $11.6 million or 341.2 percent. The change is primarily attributable to the DFVC and Agripac acquisitions. Branded products associated with the DFVC Acquisition accounted for $9.7 million of the increase while the operations of AgriFrozen contributed $1.3 million.

The Cooperative's fruit category showed an improvement of $1.1 million due to the inclusion in the first quarter of fiscal 1999 of $0.8 million of costs associated with a new product launch.

Snacks showed a decline of $0.5 million from $2.0 million in the first quarter of fiscal 1999 to $1.5 million in the first quarter of fiscal 2000. As highlighted above, the decline resulted from competitive pressures within the popcorn category.

Canned  meals  showed  an  increase  of  $0.5  million  due   primarily  to  the
improvements in volume within the chili category highlighted above.

The other product category showed improvements due to reductions in various cost components within the dressing category.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $28.3 million as compared with the first quarter of the prior fiscal year. The increase is primarily attributable to the DFVC and Agripac acquisitions and therefore the overall increase of the Cooperative's size.

Gains on Sale of Aseptic Operations: In conjunction with the DFVC Acquisition, Agrilink sold its aseptic operation to Dean Foods. The final purchase price of $80 million was determined in the third quarter of fiscal 1999 based upon a final appraisal performed by an independent appraiser.

Income from Great Lakes Kraut LLC: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture formed between Agrilink and Flanagan Brothers, Inc. on July 1, 1997. There has been no significant change in the operations of the joint venture for the first quarter of fiscal 2000 compared with the prior year.

Interest Expense: Interest expense increased $12.3 million to $20.6 million in the first quarter of fiscal 2000 from $8.3 million in the first quarter of fiscal 1999. This increase is associated with additional debt to finance the DFVC and Agripac acquisitions and higher levels of seasonal borrowings to fund additional working capital requirements due to the increase in the Cooperative's size.

Tax Provision: The provision for taxes decreased $24.0 million to $1.0 million in the first quarter of fiscal 2000 from $25.0 million in the first quarter of fiscal 1999. Of this decrease, $25.0 million is attributable to the provision in the first quarter of fiscal 1999 associated with the gain on sale of the aseptic operations. The remaining variance was impacted by the change in earnings before tax. The Cooperative's effective tax rate is impacted by the net proceeds distributed to members and the non-deductibility of certain amounts of goodwill.

Extraordinary Item Relating to the Early Extinguishment of Debt: Concurrently with the DFVC Acquisition, Agrilink refinanced its existing indebtedness, including its 12 1/4 percent Senior Subordinated Notes due 2005 and its then existing bank debt. Premiums and breakage fees associated with early redemptions and other fees incurred amounted to $18.0 million (net of income taxes of $10.4 million).

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Unaudited Consolidated Statement of Cash Flows" for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999.

Net cash used in operating activities decreased $11.3 million over the first quarter of the prior fiscal year. This decrease primarily results from variances within accounts payable and other accruals due to the timing of liquidation of outstanding balances offset by an increase in inventories due to the harvesting of crops and related production activities during this time.

Net cash used in investing activities in the first quarter of fiscal 1999 was impacted by the DFVC Acquisition and the sale of the aseptic operations. The purchase of property, plant and equipment increased $4.6 million to $8.7 million for the first quarter of fiscal 2000 from $4.1 million for the first quarter of fiscal 1999. The increase was primarily utilized to support an additional 19 operating facilities acquired in conjunction with the DFVC and Agripac acquisitions.

Net cash provided by financing activities in the first quarter of fiscal 1999 was significantly impacted by the DFVC Acquisition and the activities completed concurrent with the acquisition to refinance existing indebtedness.

AGRILINK DEBT

Borrowings: Under Agrilink's New Credit Facility, Agrilink is able to borrow up to $200 million for seasonal working capital purposes under the Revolving Credit Facility. The Revolving Credit Facility may also be utilized in the form of letters of credit.

As of September 25, 1999, (i) cash borrowings outstanding under the Revolving Credit Facility were $126.8 million, (ii) there were $14.0 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $59.2 million. Agrilink believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

Certain financing arrangements require that Pro-Fac and Agrilink meet certain financial tests and ratios and comply with certain restrictions and limitations. As of September 25, 1999, Pro-Fac and Agrilink are in compliance with all such covenants, restrictions, and limitations.

Interest Rate Risk Management: The Cooperative is subject to market risk from exposure to changes in interest rates based on its financing activities. Agrilink has entered into certain financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. More specifically, Agrilink has entered into two interest rate swap agreements with the Bank of Montreal. The agreements provide for fixed interest rate payments by Agrilink in exchange for payments received at the three-month LIBOR rate.

The following is a summary of Agrilink's interest rate swap agreements:

                                                 September 25, 1999
Interest Rate Swap:
Variable to Fixed - notional amount                   $250,000
   Average pay rate                                 4.96 - 5.32%
   Average receive rate                                 5.31%
   Maturities through                                   2001

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

AGRIFROZEN DEBT

Borrowings: Under AgriFrozen's CoBank Credit Facility, AgriFrozen is able to borrow up to $55.0 million for seasonal working capital purposes under the CoBank Revolving Credit Facility.

As of September 25, 1999, (i) cash borrowings outstanding under the CoBank Revolving Credit Facility were $38.8 million, and (ii) additional availability under the CoBank Revolving Credit Facility, after taking into account the amount of borrowings, was $16.2 million. AgriFrozen believes that the cash flow generated by operations and the amounts available under the CoBank Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

AgriFrozen's obligations are not guaranteed by Pro-Fac or Agrilink and are expressly nonrecourse as to Pro-Fac and Agrilink.

Certain financing arrangements require that AgriFrozen meet certain financial tests and ratios and comply with certain restrictions and limitations. As of September 25, 1999, AgriFrozen was in compliance with all such covenants, restrictions, and limitations.

OTHER MATTERS

Restructuring: During the third quarter of fiscal 1999, Agrilink began implementation of a corporate-wide restructuring program. The overall objectives of the plan are to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel include operational and administrative positions. Through September 25, 1999, $1.9 million of this charge has been liquidated and the remaining termination benefits will be liquidated during fiscal 2000.

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

The effect of the 1999 growing season on fiscal 2000 financial results cannot be estimated until late 1999 or early calendar 2000 when harvesting is complete and when local and national supplies can be determined.

Year 2000 Readiness Disclosure: A full inventory and analysis of business applications and related software was performed and Agrilink determined that it will be required to modify or replace certain portions of its software so that its computer systems will be Year 2000 compliant. These modifications and replacements have been made for mission critical applications and software and will continue to be made in conjunction with Agrilink's overall information systems initiatives.

In addition, Agrilink has contacted non-information technology vendors to ensure that any of their products that are currently in use can adequately deal with the change in century. To date, Agrilink has received satisfactory responses from vendors. Areas being addressed include full reviews of manufacturing equipment, telephone and voice mail systems, security systems, and other office/site support systems. Based upon preliminary information, the costs of addressing potential problems are not expected to have a material adverse impact on Agrilink's financial position, results of operations, or cash flows in future periods. Accordingly, the cost of the project is being funded through operating cash flows.

Agrilink has initiated formal communications with significant suppliers and customers to determine the extent to which Agrilink is vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which Agrilink's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with Agrilink's systems, would not have material adverse effect on Agrilink. Accordingly, Agrilink has devoted the necessary resources to resolve all significant Year 2000 issues in a timely manner.

Based on the progress made to date (which includes compliant systems in place and in production), Agrilink does not believe any material exposure to significant business interruption exists. In the event some of the remaining elements of Agrilink's Year 2000 compliance project are delayed, procedures have been addressed to ensure alternative workaround initiatives are completed.

Prior to AgriFrozen's acquisition of Agripac's frozen vegetable processing business, the Cooperative conducted an analysis of Agripac's associated computer hardware and software systems. Based on this analysis, AgriFrozen has replaced its computer hardware with year 2000 ready hardware and has entered into a sublease with Agrilink pursuant to which it will license Agrilink's software systems. Based on the progress made to date, AgriFrozen does not believe any material exposure to significant business interruption exists. Also before the acquisition, Agripac conducted an assessment of its vendors, suppliers and customers to determine the extent of their year 2000 readiness and Agripac's potential vulnerability. However, there can be no guarantee that the systems of other companies on which AgriFrozen's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with AgriFrozen's systems, would not have a material adverse effect on AgriFrozen.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Cooperative makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, . regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis (pages 11 to 16) and other statements made in this Form 10-Q and in other filings with the SEC.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           Exhibit Number                 Description

                 27                Financial Data Schedule

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed in the first quarter of fiscal 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PRO-FAC COOPERATIVE, INC.



Date:    November 8, 1999           BY: /s/   Stephen R. Wright
         ----------------               --------------------------------
                                              STEPHEN R. WRIGHT
                                               GENERAL MANAGER




Date:    November 8, 1999           BY: /s/   Earl L. Powers
         ----------------               --------------------------------
                                              EARL L. POWERS
                                         VICE PRESIDENT FINANCE AND
                                            ASSISTANT TREASURER
                                     (Principle Financial Officer and
                                        Principle Accounting Officer)