Form 10-Q
period 1999-12-25
PRO FAC COOPERATIVE INC
filed 2000-02-07
CIK 202932

Page 1 of 21 Pages

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    Form 10-Q

 (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 25, 1999

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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 29, 2000.

                        Class A Common Stock - 2,113,180

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Statement of Operations and Net Proceeds
(Unaudited)

(Dollars in Thousands)

                                                                       Three Months Ended               Six Months Ended
                                                                  ------------------------------    ------------------------------
                                                                  December 25,      December 26,    December 25,      December 26,
                                                                      1999              1998            1999               1998
                                                                  -----------       ------------    ------------      -----------

Net sales                                                          $  380,485       $   376,703      $  676,733        $  559,282
Cost of sales                                                        (252,244)         (254,563)       (463,698)         (390,445)
                                                                   ----------       -----------      ----------        ----------
Gross profit                                                          128,241           122,140         213,035           168,837
Selling, administrative, and general expense                          (90,790)          (92,118)       (153,978)         (127,001)
Income from joint venture                                               1,204             1,053           1,695             1,689
Gain on sales of assets                                                 2,293                 0           2,293            64,202
                                                                   ----------       -----------      ----------        ----------
Operating income                                                       40,948            31,075          63,045           107,727
Interest expense                                                      (21,835)          (18,613)        (42,484)          (26,949)
Amortization of debt issues costs associated with a
   Bridge Facility                                                          0            (5,500)              0            (5,500)
                                                                   ----------       -----------      ----------        ----------
Income before taxes, dividends, allocation of net proceeds, and
   extraordinary item                                                  19,113             6,962          20,561            75,278
Tax provision                                                          (4,633)           (1,893)         (5,678)          (26,900)
                                                                   ----------       -----------      ----------        ----------
Income before dividends, allocation of net proceeds, and
   extraordinary item                                                  14,480             5,069          14,883            48,378
Extraordinary item relating to the early extinguishment of debt
   (net of income taxes)                                                    0                 0               0           (18,024)
                                                                   ----------       -----------      ----------        ----------
Net income                                                         $   14,480       $     5,069      $   14,883        $   30,354
                                                                   ==========       ===========      ==========        ==========

Allocation of net proceeds:
   Net income                                                      $   14,480       $     5,069      $   14,883        $   30,354
   Dividends on common and preferred stock                             (1,603)           (1,524)         (3,706)           (3,502)
                                                                   ----------       -----------      ----------        ----------
   Net proceeds                                                        12,877             3,545          11,177            26,852
   Allocation to earned surplus                                        (6,301)           (1,083)         (4,601)          (22,385)
                                                                   ----------       -----------      ----------        ----------
   Net proceeds available to members                               $    6,576       $     2,462      $    6,576        $    4,467
                                                                   ==========       ===========      ==========        ==========

Net proceeds available to members:

   Estimated cash payment                                          $    1,644       $       616      $    1,644        $    1,117
   Qualified retains                                                    4,932             1,846           4,932             3,350
                                                                   ----------       -----------      ----------        ----------
   Net proceeds available to members                               $    6,576       $     2,462      $    6,576        $    4,467
                                                                   ==========       ===========      ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Balance Sheet (Unaudited)
(Dollars in Thousands)                                        ASSETS                    December 25,     June 26,      December 26,
                                                                                            1999           1998             1998
                                                                                        -----------      ---------     ------------
Current assets:
   Cash and cash equivalents                                                            $   10,489      $    6,540     $   18,434
   Accounts receivable, trade, net                                                         122,849          88,249        103,991
   Accounts receivable, other                                                               13,163           9,848         17,195
   Income taxes refundable                                                                       0          11,295              0
     Current deferred tax asset                                                             16,160          16,160         13,336
   Inventories -
     Finished goods                                                                        392,564         284,863        323,984
     Raw materials and supplies                                                             45,186          50,057         48,178
                                                                                        ----------      ----------     ----------
           Total inventories                                                               437,750         334,920        372,162
                                                                                        ----------      ----------     ----------
   Current investment in CoBank                                                                801           2,403            665
   Prepaid manufacturing expense                                                             1,821          18,217          1,792
   Prepaid expenses and other current assets                                                22,805          27,883         19,122
                                                                                        ----------      ----------     ----------
           Total current assets                                                            625,838         515,515        546,697
Investment in CoBank                                                                        19,693          19,693         22,377
Investment in Great Lakes Kraut Company                                                      8,374           6,679          8,274
Property, plant, and equipment, net                                                        349,459         367,255        312,344
Assets held for sale, at net realizable value                                                  329             890            920
Goodwill and other intangible assets, net                                                  259,832         260,733        339,639
Other assets                                                                                29,073          25,714         23,659
                                                                                        ----------      ----------     ----------

           Total assets                                                                 $1,292,598      $1,196,479     $1,253,910
                                                                                        ==========      ==========     ==========

            Liabilities and Shareholders' and Members' Capitalization

Current liabilities:
   Notes payable                                                                        $  123,700      $   54,900     $   85,000
   Current portion of obligations under capital leases                                         208             208            256

   Current portion of long-term debt                                                        16,580           8,670          5,100
   Accounts payable                                                                         98,591         107,159        102,508
   Income taxes payable                                                                        549               0          8,911
   Accrued interest                                                                          8,594           5,974          4,074
   Accrued employee compensation                                                            15,229          15,127         12,703
   Other accrued expenses                                                                   92,480          64,603         90,479
   Dividends payable                                                                            15              45             17
   Amounts due AgriFrozen growers                                                                0           1,453              0
   Amounts due members                                                                      25,171          20,045         31,550
                                                                                        ----------      ----------     ----------
           Total current liabilities                                                       381,117         278,184        340,598
Obligations under capital leases                                                               568             568            503
Long-term debt                                                                             687,025         702,322        680,994
Deferred income tax liabilities                                                             23,072          23,072         34,644
Other non-current liabilities                                                               30,733          32,222         29,906
Minority interest in AgriFrozen                                                              8,000           8,000              0
                                                                                        ----------      ----------     ----------
           Total liabilities                                                             1,130,515       1,044,368      1,086,645
                                                                                        ----------      ----------     ----------
Commitments and contingencies

Class B cumulative  redeemable  preferred stock  liquidation  preference $10 per share, authorized - 500,000 shares; issued and outstanding 26,061, 26,061, and
       28,634 shares, respectively                                                             261             261            286


Class A common stock, par value $5, authorized - 5,000,000 shares
                                                 December 25,    June 26,    December 26,
                                                     1999          1999          1998
                                                 ------------    --------    ------------
   Shares issued                                   2,083,601    1,995,740     1,853,481
   Shares subscribed                                 303,196      384,649       858,955
                                                   ---------    ---------     ---------
           Total subscribed and issued             2,386,797    2,380,389     2,712,436
   Less subscriptions receivable in installments    (303,196)    (384,649)     (858,955)
                                                   ---------    ---------     ---------
           Total issued and outstanding            2,083,601    1,995,740     1,853,481     10,418           9,979          9,267
                                                   =========    =========     =========
Class B common stock, par value $5, authorized
   2,000,000 shares                                                                              0               0              0
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                   30,505          25,573         33,122
   Non-qualified allocation to members                                                       2,050           2,050          2,660
   Non-cumulative preferred stock, par value $25; authorized -
     5,000,000 shares; issued and outstanding - 39,635,
       39,635, and 45,001, respectively                                                        991             991          1,125
   Class A cumulative preferred stock, liquidation preference
     $25 per share; authorized - 10,000,000 shares; issued and
       outstanding 3,694,495, 3,694,495 and 3,503,199 shares,   respectively                92,362          92,362         87,580

   Special membership interests                                                                  0               0              0
   Earned surplus                                                                           26,259          21,658         33,833
   Accumulated other comprehensive income:
     Minimum pension liability adjustment                                                     (763)           (763)          (608)
                                                                                        ----------      ----------     ----------
           Total shareholders' and members' capitalization                                 151,404         141,871        157,712
                                                                                        ----------      ----------     ----------

           Total liabilities and capitalization                                         $1,292,598      $1,196,479     $1,253,910
                                                                                        ==========      ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                                        Six Months Ended
                                                                                               -----------------------------------
                                                                                               December 25,           December 26,
                                                                                                   1999                   1998
                                                                                               ------------           ------------
Cash flows from operating activities:
     Net income                                                                                $    14,883            $    30,354
     Amounts payable to members                                                                     (1,644)                (1,117)
     Adjustments to reconcile net income to net cash used in operating activities:
       Extraordinary item relating to the early extinguishment of debt (net of income taxes)             0                 18,024
       Gain on sales of assets                                                                      (2,293)               (64,202)
       Loss on disposal of assets                                                                        0                    353
       Depreciation                                                                                 16,838                 13,484
       Amortization of goodwill and other intangibles                                                4,332                  5,136
       Interest in-kind on Subordinated Promissory Note                                                776                      0
       Amortization of debt issue costs and discount on subordinated promissory notes                2,357                  6,277
       Equity in undistributed earnings of Great Lakes Kraut Company                                (1,695)                (1,689)
       Change in assets and liabilities:
         Accounts receivable                                                                       (38,286)               (37,944)
         Inventories                                                                              (128,434)               (51,538)
         Income taxes refundable/(payable)                                                          11,844                 15,328
         Accounts payable and other accrued expenses                                                21,781                (19,504)
         Amounts due to members                                                                      5,126                 10,914
         Other assets and liabilities                                                                2,738                 (6,230)
                                                                                               -----------            -----------
Net cash used in operating activities                                                              (91,677)               (82,354)
                                                                                               -----------            -----------

Cash flows from investing activities:

     Purchase of property, plant and equipment                                                     (16,009)                (8,561)
     Proceeds from disposals                                                                        53,497                 84,427
     Proceeds from investment in CoBank                                                              1,602                  1,329
     Cash paid for acquisitions                                                                          0               (442,918)
                                                                                               -----------            -----------
Net cash provided by/(used in) investing activities                                                 39,090               (365,723)
                                                                                               -----------            -----------

Cash flows from financing activities:

     Net proceeds from issuance of short-term debt                                                  68,800                 85,000
     Proceeds from issuance of long-term debt                                                            0                677,507
     Payments on long-term debt                                                                     (8,997)              (278,873)
     Cash paid for debt issuance costs                                                                   0                (18,824)
     Issuances of common stock                                                                         439                    154
     Cash dividends paid                                                                            (3,706)                (3,502)
                                                                                               -----------            -----------
Net cash provided by financing activities                                                           56,536                461,462
                                                                                               -----------            -----------
Net change in cash and cash equivalents                                                              3,949                 13,385
Cash and cash equivalents at beginning of period                                                     6,540                  5,049
                                                                                               -----------            -----------
Cash and cash equivalents at end of period                                                     $    10,489            $    18,434
                                                                                               ===========            ===========


(Table continued on next page)

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)

(Table continued from previous page)

                                                                                                        Six Months Ended
                                                                                                 ---------------------------------
                                                                                                 December 25,         December 26,
                                                                                                     1999                 1998
                                                                                                 ------------         ------------
Supplemental disclosure of cash flow information:
   Acquisition of Dean Foods Vegetable Company -
     Accounts receivable                                                                                               $   24,201
     Current deferred tax asset                                                                                            30,645
     Inventories                                                                                                          195,674
     Prepaid expenses and other current assets                                                                              6,374
     Property, plant and equipment                                                                                        154,527
     Assets held for sale at net realizable value                                                                              49
     Goodwill and other intangible assets                                                                                 182,010
     Accounts payable                                                                                                     (40,865)
     Accrued employee compensation                                                                                         (8,437)
     Other accrued expenses                                                                                               (75,778)
     Long-term debt                                                                                                        (2,752)
     Subordinated promissory note                                                                                         (22,590)
     Other assets and liabilities, net                                                                                     (2,453)
                                                                                                                       ----------
                                                                                                                       $  440,605
                                                                                                                       ==========
   Acquisition of J.A. Hopay Distributing Co., Inc. -
     Accounts receivable                                                                                               $      420
     Inventories                                                                                                              153
     Property, plant and equipment                                                                                             51
     Goodwill and other intangible assets                                                                                   3,303
     Other accrued expenses                                                                                                  (251)
     Obligation for covenant not to compete                                                                                (1,363)
                                                                                                                       ----------
                                                                                                                       $    2,313
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

Agrilink has four primary product lines including: vegetables, fruits, snacks, and canned meals. AgriFrozen has vegetables as its primary product line. The majority of each of the product lines' net sales are within the United States. In addition, all of the Cooperative's operating facilities, excluding one in Mexico, are within the United States.

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

The net purchase price for the assets was $80.5 million. AgriFrozen paid an additional $7.8 million in related expenses, including $6.4 million to prior member-growers of Agripac to obtain crop delivery agreements with AgriFrozen, and transaction expenses and miscellaneous costs totaling $1.4 million. In addition, AgriFrozen is paying $1.2 million in severance costs associated with the acquisition and the implementation of AgriFrozen's business plan. In connection with, and as a condition to the consummation of the acquisition, AgriFrozen entered into a sufficient number of crop delivery contracts with prior member growers of Agripac acceptable to AgriFrozen.

The acquisition was accounted for under the purchase method of accounting. Under purchase accounting tangible and identifiable intangible assets acquired are recorded at their respective fair values. Final allocations of purchase price were made in the third and fourth quarters of fiscal 1999.

In order to consummate the acquisition, AgriFrozen (i) entered into a credit facility with CoBank (the "CoBank Credit Facility") providing for $30 million of term loan borrowings and currently up to $55 million of revolving credit borrowings (the "CoBank Revolving Credit Facility") and (ii) issued a $12 million Subordinated Promissory Note to CoBank. Neither Pro-Fac nor Agrilink guaranteed the debts of AgriFrozen or otherwise pledged any of their respective properties as security for the CoBank financing. In fact, all of AgriFrozen's indebtedness is expressly without recourse to Pro-Fac and Agrilink.

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

The DFVC Acquisition was accounted for under the purchase method of accounting. Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective fair values. Goodwill associated with the DFVC Acquisition is being amortized over 30 years. Final allocations of purchase price were made in the third and fourth quarters of fiscal 1999.

The following unaudited pro forma financial information presents a summary of consolidated results of operations of Pro-Fac and DFVC as if the acquisition had occurred at the beginning of the 1999 fiscal year.

                                                       Six Months Ended
(Dollars in Millions)                                  December 26, 1998
                                                       -----------------

Net sales                                                  $ 656.3
Income before extraordinary item                           $  33.2
Net income                                                 $  15.2

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

Under the Pro-Fac Marketing Agreement, Agrilink is required to have on its board of directors some persons who are neither members of nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Agrilink under the Pro-Fac Marketing Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors of Agrilink. In addition, under the Pro-Fac Marketing Agreement, in any year in which Agrilink has earnings on products which were processed from crops supplied by Class A Pro-Fac members ("Pro-Fac Products"), Agrilink pays to Class A members of Pro-Fac, as additional patronage income, up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of Agrilink. In years in which Agrilink has losses on Class A Pro-Fac Products, Agrilink reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of Agrilink. Additional patronage income is paid to Pro-Fac for services provided to Agrilink, including the provision of a long term, stable crop supply, favorable payment terms for crops and the sharing of risks in losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. Under the Pro-Fac Marketing Agreement, Pro-Fac is required to reinvest at least 70 percent of the additional patronage income in Agrilink.

AgriFrozen: The contractual relationship between Pro-Fac and AgriFrozen is defined in a Marketing and Facilitation Agreement between Pro-Fac and AgriFrozen. Under this agreement, AgriFrozen will purchase raw products from Pro-Fac and will process and market the finished products. AgriFrozen will pay Pro-Fac CMV for the crops supplied by Pro-Fac. In addition, in any year in which AgriFrozen has earnings on any products sold which were processed from crops supplied by Pro-Fac, AgriFrozen will distribute such earnings to Class B members of Pro-Fac. However, in the event AgriFrozen experiences any losses on Pro-Fac products, AgriFrozen will deduct the losses from the total CMV payable. The agreement permits AgriFrozen to pay 20 percent in cash and retain 80 percent of its earnings on Pro-Fac products as working capital.

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

NOTE 4. DEBT

Summary of Long-Term Debt:
(Dollars in Thousands)

                                                                December 25, 1999
                                                     ---------------------------------------      June 26,        December 26,
                                                       Agrilink   AgriFrozen         Total          1999              1998
                                                     -----------  ----------      ----------     ----------       ------------

Term Loan Facility                                   $  437,700      $ 30,000     $  467,700     $  476,600        $  455,000
Senior Subordinated Notes                               200,015             0        200,015        200,015           200,015
Subordinated Promissory Notes (net of discount)          24,749         4,240         28,989         27,378            23,372
Other                                                     6,901             0          6,901          6,999             7,707
                                                     ----------      --------     ----------     ----------        ----------
Total debt                                              669,365        34,240        703,605        710,992           686,094
Less current portion                                    (16,580)            0        (16,580)        (8,670)           (5,100)
                                                     ----------      --------     ----------     ----------        ----------
Total long-term debt                                 $  652,785      $ 34,240     $  687,025     $  702,322        $  680,994
                                                     ==========      ========     ==========     ==========        ==========


NOTE 5. OTHER MATTERS

Sale of Midwest Private Label Canned Vegetable Business: On November 8, 1999, Agrilink completed the sale of its Midwest private label canned vegetable business to Seneca Foods. Included in this transaction was Agrilink's Arlington, Minnesota facility. Agrilink received proceeds of approximately $42.4 million which were applied to outstanding bank loans. In addition, Seneca Foods issued to Agrilink a $5.0 million unsecured subordinated promissory note due February 8, 2009. This transaction did not include Agrilink's retail branded canned vegetables, Veg-All and Freshlike. No significant gain or loss was recognized on this transaction.

On December 17, 1999, Agrilink completed the sale of its Cambria, Wisconsin processing facility to Del Monte. The sale includes an agreement for Del Monte to produce a portion of Agrilink's product needs during the 2000 packing season. Agrilink received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction.

Restructuring: During the third quarter of fiscal 1999, Agrilink completed a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel include operational and administrative positions. Of this charge, $2.3 million has been liquidated to date, and the remaining termination benefits are anticipated to be liquidated by June 2000.

NOTE 6: OPERATING SEGMENTS

The Cooperative is organized by product line for management reporting with operating income being the primary measure of segment profitability. Accordingly, no items below operating earnings are allocated to segments. The Cooperative's four primary operating segments are as follows: vegetables, fruits, snacks, and canned meals.

The vegetable product line consists of canned and frozen vegetables, chili beans, pickles, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Freshlike, Veg-All, McKenzies, Brooks Chili Beans, Farman's and Nalley. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snacks category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, and Super Pop. The canned meal product line includes canned meat products such as chilies, stew, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. Other product lines primarily represent salad dressings. Branded products within the "other category" include Bernstein's and Nalley.

The following table illustrates the Cooperative's operating segment information:

(Dollars in Millions)

                                                                       Three Months Ended                Six Months Ended
                                                                  ------------------------------    ------------------------------
                                                                  December 25,      December 26,    December 25,      December 26,
                                                                      1999              1998            1999              1998
                                                                  ------------      ------------    ------------      ------------
Net Sales:
   Vegetables                                                      $  271.2          $   254.6        $  471.5         $   333.4
   Fruits                                                              45.6               43.3            68.9              68.4
   Snacks                                                              22.0               22.6            43.4              44.4
   Canned Meals                                                        18.4               17.9            35.0              32.7
   Other                                                               13.2               12.1            27.9              25.5
                                                                   --------          ---------        --------         ---------
     Continuing segments                                              370.4              350.5           646.7             504.4
   Businesses sold1                                                    10.1               26.2            30.0              54.9
                                                                   --------          ---------        --------         ---------
       Total                                                       $  380.5          $   376.7        $  676.7         $   559.3
                                                                   ========          =========        ========         =========

Operating income:
   Vegetables2                                                     $   28.6          $    19.1        $   43.6         $    22.5
   Fruits                                                               6.3                6.7             9.6               8.9
   Snacks                                                               1.4                1.6             2.9               3.6
   Canned Meals                                                         2.6                1.7             4.5               3.1
   Other                                                                0.6                1.0             1.5               1.0
                                                                   --------          ---------        --------         ---------
     Continuing segments                                               39.5               30.1            62.1              39.1
   Businesses sold1                                                    (0.9)               1.0            (1.4)              4.5
                                                                   --------          ---------        --------         ---------
       Total                                                           38.6               31.1            60.7              43.6
Gain on sales of assets                                                 2.3                0.0             2.3              64.2
                                                                   --------          ---------        --------         ---------
Total consolidated operating income                                    40.9               31.1            63.0             107.8
Interest expense                                                      (21.8)             (18.6)          (42.5)            (27.0)
Amortization of debt issue costs associated with a Bridge Facility      0.0               (5.5)            0.0              (5.5)
                                                                   --------          ---------        --------         ---------
Income before taxes, dividends, allocation of net proceeds
   and extraordinary item                                          $   19.1          $     7.0        $   20.5         $    75.3
                                                                   ========          =========        ========         =========

1 Includes the Midwest private label canned vegetable business sold in fiscal 2000 and the aseptic and peanut butter businesses sold in fiscal 1999.

2 The vegetable product line includes earnings derived from Agrilink's investment in Great Lakes Kraut Company of $1.2 million and $1.1 million for the three months ended December 25, 1999 and December 26, 1998, respectively, and $1.7 million for both the six months ended December 25, 1999 and December 26, 1998.

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

(Dollars in Millions)

                                                                       Three Months Ended                Six Months Ended
                                                                  ------------------------------   -------------------------------
                                                                  December 25,      December 26,    December 25,      December 26,
                                                                      1999              1998            1999              1998
                                                                  ------------      ------------    ------------      ------------
Summarized Statement of Operations:
   Net sales                                                        $ 20.9            $ 3.0            $ 39.2           $  6.3
   Gross profit                                                       17.4              1.4              31.8              3.0
   Income from continuing operations                                  17.6              0.3              31.7              0.6
   Net income                                                         11.4              0.3              20.6              0.6

Summarized Balance Sheet:
   Current assets                                                   $  2.9            $ 1.9
   Noncurrent assets                                                 214.3              7.0
   Current liabilities                                                 7.7              0.8

On March 2, 1999, Agrilink transferred trademarks valued at $212.6 million to Linden Oaks Corporation. By consolidating the trademarks into a separate subsidiary, Agrilink is able to monitor more closely and efficiently the benefits associated with its trademarks. The royalty fees that are earned by Linden Oaks Corporation in connection with the trademarks are insignificant with respect to the Consolidated Statement of Operations and Net Proceeds.

NOTE 8. OTHER MATTERS

Dividends: Subsequent to quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $1.8 million and were paid on January 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations and Net Proceeds in the second quarter and first six months of fiscal 2000 versus such periods in fiscal 1999.

Pro-Fac Cooperative, Inc.'s ("Pro-Fac" or the "Cooperative") wholly-owned subsidiary, Agrilink Foods, Inc. ("Agrilink") has four primary product lines including: vegetables, fruits, snacks and canned meals. The Cooperative's subsidiary, AgriFrozen, has vegetables as its primary product line. The majority of each of the product lines' net sales are within the United States. In addition, all of the Cooperative's operating facilities, excluding one in Mexico, are within the United States.

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

The following tables illustrate the results of operations by product line for the three and six months ended December 25, 1999 and December 26, 1998.

EBITDA1,2
(Dollars in Millions)

                                                    Three Months Ended                               Six Months Ended
                                        ------------------------------------------      -------------------------------------------
                                            December 25,          December 26,             December 25,             December 26,
                                                1999                  1998                     1999                     1998
                                        -------------------     ------------------      -------------------     -------------------
                                                     % of                   % of                    % of                     % of
                                            $        Total          $       Total        $          Total          $         Total
                                         -------    -------      ------     -----     -------      -------     --------     ------

Vegetables                               $ 37.0       75.2%      $ 28.9      65.1%    $  60.0        73.3%     $  34.8       55.9%
Fruits                                      6.7       13.6          7.2      16.2        10.4        12.7          9.9       15.9
Snacks                                      2.1        4.3          2.1       4.7         4.5         5.5          4.8        7.7
Canned Meals                                3.1        6.3          2.3       5.2         5.4         6.6          4.2        6.8
Other                                       1.0        2.0          1.4       3.2         2.4         2.9          1.8        2.9
                                         ------      -----       ------     -----     -------       -----      --------     -----
Continuing operations                      49.9      101.4         41.9      94.4        82.7       101.0         55.5       89.2
Businesses sold3                           (0.7)      (1.4)         2.5       5.6        (0.8)       (1.0)         6.7       10.8
                                         ------      -----       ------     -----     -------       -----      --------     -----
     Total                               $ 49.2      100.0%      $ 44.4     100.0%    $  81.9       100.0%     $  62.2      100.0%
                                         ======      =====       ======     =====     =======       =====      ========     =====

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of pretax income before dividends, allocation of net proceeds, extraordinary item, interest expense, amortization of debt issues costs associated with a Bridge Facility, depreciation and amortization of goodwill and other intangibles.

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

2  Excludes gain on sales of assets.  See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

3 Represents the operating results of the Midwest private label canned vegetable business sold in fiscal 2000 and the operating results of the aseptic and peanut butter operations sold in fiscal 1999. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

Net Sales
(Dollars in Millions)

                                                    Three Months Ended                               Six Months Ended
                                        ------------------------------------------      -------------------------------------------
                                            December 25,          December 26,             December 25,             December 26,
                                                1999                  1998                     1999                     1998
                                        -------------------     ------------------      -------------------     -------------------
                                                     % of                   % of                    % of                    % of
                                            $        Total          $        Total        $         Total         $        Total
                                        ---------   --------    --------    ------     ---------    ------     --------    ------

Vegetables                               $271.2       71.3%     $254.6       67.6%     $471.5        69.7%      $333.4      59.6%
Fruits                                     45.6       12.0        43.3       11.5        68.9        10.2         68.4      12.2
Snacks                                     22.0        5.8        22.6        6.0        43.4         6.4         44.4       7.9
Canned Meals                               18.4        4.8        17.9        4.7        35.0         5.2         32.7       5.9
Other                                      13.2        3.5        12.1        3.2        27.9         4.1         25.5       4.6
                                         ------      -----      ------      -----      ------       -----       ------     -----
Continuing segments                       370.4       97.4       350.5       93.0       646.7        95.6        504.4      90.2
Businesses sold1                           10.1        2.6        26.2        7.0        30.0         4.4         54.9       9.8
                                         ------      -----      ------      -----      ------       -----       ------     -----
     Total                               $380.5      100.0%     $376.7      100.0%     $676.7       100.0%      $559.3     100.0%
                                         ======      =====      ======      =====      ======       =====       ======     =====

1 Includes net sales of the Midwest private label canned vegetable business sold in fiscal 2000 and net sales of the aseptic and peanut butter operations sold in fiscal 1999. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

Operating Income1
(Dollars in Millions)

                                                    Three Months Ended                               Six Months Ended
                                        ------------------------------------------      -------------------------------------------
                                            December 25,          December 26,             December 25,             December 26,
                                                1999                  1998                     1999                     1998
                                        -------------------     ------------------      -------------------     -------------------
                                                     % of                   % of                     % of                   % of
                                            $        Total         $        Total          $         Total          $       Total
                                         ------     -------     -------    -------      -------     --------     ------    -------

Vegetables                               $ 28.6       74.1%     $  19.1      61.4%      $  43.6       71.8%      $ 22.5      51.6%
Fruits                                      6.3       16.3          6.7      21.6           9.6       15.8          8.9      20.4
Snacks                                      1.4        3.6          1.6       5.1           2.9        4.8          3.6       8.3
Canned Meals                                2.6        6.7          1.7       5.5           4.5        7.4          3.1       7.1
Other                                       0.6        1.6          1.0       3.2           1.5        2.5          1.0       2.3
                                         ------      -----      -------     -----       -------       -----      ------    ------
Continuing segments                        39.5      102.3         30.1      96.8          62.1       102.3        39.1      89.7
Businesses sold2                           (0.9)      (2.3)         1.0       3.2          (1.4)       (2.3)        4.5      10.3
                                         ------      -----      -------     -----       -------       -----      ------     -----
     Total                               $ 38.6      100.0%     $  31.1     100.0%      $  60.7       100.0%     $ 43.6     100.0%
                                         ======      =====      =======     =====       =======       =====      ======     =====


1  Excludes the gain on sales of assets.  See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

2 Represents the operating results of the Midwest private label canned vegetable business sold in fiscal 2000 and operating results of the aseptic and peanut butter operations sold in fiscal 1999. See NOTES 2 and 5 to the "Notes to Consolidated Financial Statements."

      CHANGES FROM SECOND QUARTER FISCAL 2000 TO SECOND QUARTER FISCAL 1999

The net income for the second quarter of fiscal 2000 of $14.5 million represents a $9.4 million increase as compared to the second quarter of fiscal 1999 net income of $5.1 million. Comparability of net income is, however, difficult because the results of the second quarter of fiscal 1999 were impacted by the amortization of debt issue costs associated with the Subordinated Bridge Facility. Accordingly, management believes, to summarize results, an evaluation of EBITDA from continuing segments, as presented on page 12, is more appropriate as it allows the operations of the business to be reviewed in a more consistent manner.

EBITDA from continuing segments increased $8.0 million, or 19.1 percent, to $49.9 million in the second quarter of the current fiscal year from $41.9 million in the second quarter of the prior fiscal year.

The vegetable product line accounts for $8.1 million of the increase in EBITDA from continuing segments and is primarily attributable to the inclusion of results from the Agripac acquisition (the acquisition was completed in February
1999) and improvements at the Agrilink operating level. Improvements at Agrilink primarily resulted from changes in product mix, and a reduction in product costs resulting from the synergistic savings achieved from the DFVC Acquisition. The vegetable category, however, has been negatively impacted by industry market conditions within the frozen vegetable segment as a result of lower consumer demand. The decrease in consumer demand has impacted both the Cooperative's brand and private label product lines, however, the impact has been felt to a greater extent within the private label category. According to industry data, for the last 52-week period, there has been an overall decrease in the frozen vegetable category of 3.3 percent. For the same 52-week period, the decrease in the private label category was 8.8 percent.

The Cooperative's fruit product line showed a decrease of $0.5 million due to an increase in raw product costs in the current year and a change in the timing of various promotional programs.

The snack product line EBITDA is consistent with the prior quarter.

Canned meals increased $0.8 million primarily due to improvements in volume and production efficiencies within the chili category.

The other product line showed a decrease of $0.4 million due to changes in product mix.

Net Sales: Total net sales for the second quarter increased $3.8 million, or 1.0 percent, to $380.5 million in the second quarter of fiscal 2000 from $376.7 million in the second quarter of fiscal 1999. Excluding businesses sold, net sales increased by $19.9 million to $370.4 million in the second quarter of fiscal 2000 from $350.5 million in the second quarter of fiscal 1999. This change is primarily attributable to the Agripac acquisition, completed in February 1999, which accounted for additional net sales of $25.0 million in fiscal 2000. This increase was offset by the decline resulting from lower consumer demand and competitive pressures.

Net sales for the fruit product line increased $2.3 million in the second quarter of fiscal 2000 to $45.6 million from $43.3 million in the second quarter of fiscal 1999 primarily as a result of improvements in volume due to a return to historic pricing and promotional strategies.

Net sales for the snack product line decreased $0.6 million in the second quarter of fiscal 2000 to $22.0 million from $22.6 million in the second quarter of fiscal 1999 primarily within the popcorn category.

Canned meals increased $0.5 million primarily attributable to improvements in volume within the chili category.

The other category increased $1.1 million in the second quarter of fiscal 2000 to $13.2 million from $12.1 million in the second quarter of fiscal 1999 primarily as a result of changes in product mix.

Operating Income: Excluding the impact of businesses sold and the gain on sales of assets, operating income increased from $30.1 million in the second quarter of fiscal 1999 to $39.5 million in the second quarter of fiscal 2000. This represents an improvement of $9.4 million or 31.2 percent.

The vegetable product line showed operating income improvements of $9.5 million or 49.7 percent in the second quarter of fiscal 2000. While the category showed a modest decline in sales, the Agrilink vegetable product line has benefited from a change in product mix and a reduction in product costs as previously highlighted. In addition, the Agripac acquisition accounted for additional operating income of $2.1 million.

The Cooperative's fruit category showed a decrease of $0.4 million due to an increase in raw product costs in the current year and a change in the timing of various promotional programs.

Snacks showed a modest decline of $0.2 million from $1.6 million in the second quarter of fiscal 1999 to $1.4 million in the second quarter of fiscal 2000.

Canned  meals  showed  an  increase  of  $0.9  million  due   primarily  to  the
improvements in volume and production efficiencies within the chili category as highlighted above.

The other product category showed a decrease of $0.4 million due to changes in product mix.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $1.3 million as compared with the second quarter of the prior fiscal year. This improvement is primarily attributable to a decrease in selling expenses due to personnel reductions and other consolidation efforts at Agrilink of $3.2 million. This decrease, however, has been offset by costs attributable to the Agripac acquisition of $1.9 million.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture formed between Agrilink and Flanagan Brothers, Inc. on July 1, 1997. There has been no significant change in the operations of the joint venture for the second quarter of fiscal 2000 compared with the prior year.

Gain on Sales of Assets: On December 17, 1999, Agrilink sold its Cambria, Wisconsin facility to Del Monte. Agrilink received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction.

Interest Expense: Interest expense increased $3.2 million to $21.8 million in the second quarter of fiscal 2000 from $18.6 million in the second quarter of fiscal 1999. This increase is primarily associated with additional debt to finance the Agripac acquisition and an overall increase in interest rates.

Amortization of Debt Issue Costs Associated with the Bridge Facility: In order to consummate the DFVC Acquisition, Agrilink entered into a $200 million bridge loan facility (the "Subordinated Bridge Facility"). The Subordinated Bridge Facility was repaid with the proceeds from the new senior subordinated note offering (see NOTE 2 - "Acquisitions"). Debt issuance costs associated with the Subordinated Bridge Facility were $5.5 million and were fully amortized during the second quarter of fiscal 1999.

Tax Provision: The provision for taxes increased $2.7 million to $4.6 million in the second quarter of fiscal 2000 from $1.9 million in the second quarter of fiscal 1999. The increase is a result of the improvement in earnings before tax. The Cooperative's effective tax rate is impacted by the net proceeds distributed to members and the non-deductibility of certain amounts of goodwill.

    CHANGES FROM FIRST SIX MONTHS FISCAL 2000 TO FIRST SIX MONTHS FISCAL 1999

The net income for the first six months of fiscal 2000 of $14.9 million represents a $15.5 million decrease as compared to the first six months of fiscal 1999 net income of $30.4 million. Comparability of net income is, however, difficult because the results of the first six months of fiscal 1999 were significantly impacted by a gain on the sales of assets, an extraordinary item relating to the early extinguishment of debt and the amortization of debt issue costs associated with the Subordinated Bridge Facility. In addition, fiscal 2000 results reflect six months of interest expense in the current year versus three months in the prior year for the additional debt associated with the acquisition of DFVC which occurred on September 24, 1998 and the additional debt associated with the Agripac acquisition which occurred on February 23, 1999. Accordingly, management believes, to summarize results, an evaluation of EBITDA from continuing segments, as presented on page 12, is more appropriate as it allows the operations of the business to be reviewed in a more consistent manner.

EBITDA from continuing segments increased $27.2 million, or 49.0 percent, to $82.7 million in the first six months of the current fiscal year from $55.5 million in the first six months of the prior fiscal year.

The vegetable product line accounts for $25.2 million of the increase in EBITDA from continuing segments in the current year and is primarily attributable to the DFVC and Agripac acquisitions. As a result of the date of acquisition, the operating results for the DFVC Acquisition have been included for six months in fiscal 2000 and for three months in fiscal 1999. The operating results for the Agripac acquisition have been included for six months in fiscal 2000 and not at all in fiscal 1999 results.

In addition, this operating segment has benefited from the inclusion of the Birds Eye, Freshlike, and Veg-All brands and the higher margins associated with branded product lines. As outlined earlier, the frozen vegetable category has, however, been negatively impacted by market conditions within this segment as a result of lower consumer demand. The decrease in consumer demand has impacted both the Cooperative's brand and private label product lines, however, the impact has been felt to a greater extent within the private label category.

The Cooperative's fruit product line showed an improvement of $0.5 million due to the inclusion in the first six months of fiscal 1999 results of $0.9 million of expenses associated with a new product launch. In addition, while volume has increased in the current year, fiscal 2000 results have been negatively impacted by an increase in raw product costs.

The snack product line showed a modest decrease of $0.3 million.

Canned meals increased $1.2 million primarily due to improvements in volume and production efficiencies within the chili category.

The other product line showed improvements of $0.6 million due to changes in product mix.

Net Sales: Total net sales increased $117.4 million, or 21.0 percent, to $676.7 million in the first six months of fiscal 2000 from $559.3 million in the first six months of fiscal 1999. Excluding businesses sold, net sales increased by $142.3 million to $646.7 million in the first six months of fiscal 2000 from $504.4 million in the first six months of fiscal 1999. This improvement is primarily attributable to an increase of $138.1 million within the vegetable product line. The Birds Eye, Freshlike, and Veg-All brands accounted for incremental sales of $86.2 million in the current year due to the inclusion of six months of results in fiscal 2000 versus three months of results in fiscal 1999. In addition, AgriFrozen accounted for additional sales of $43.0 million.

Net sales for the fruit product line increased $0.5 million in the first six months of fiscal 2000 to $68.9 million from $68.4 million in the first six months of fiscal 1999 primarily as a result of improvements in volume.

Net sales for the snack product line decreased $1.0 million in the first six months of fiscal 2000 to $43.4 million from $44.4 million in the first six months of fiscal 1999. Sales declines within the popcorn category of $1.3 million were attributable to competitive pressures. The potato chip and other snack categories showed increases of $0.3 million due to improvements in volume.

Canned meals increased $2.3 million primarily attributable to improvements in volume within the chili category.

The other category increased $2.4 million in the first six months of fiscal 2000 to $27.9 million from $25.5 million in the first six months of fiscal 1999 primarily as a result of changes in product mix.

Operating Income: Excluding the impact of businesses sold and the gain on sales of assets, operating income increased from $39.1 million in the first six months of fiscal 1999 to $62.1 million in the first six months of fiscal 2000. This represents an improvement of $23.0 million or 58.8 percent.

Vegetables showed improvements of $21.1 million or 93.8 percent. The change is primarily attributable to the inclusion of product lines obtained in conjunction with the DFVC Acquisition for an additional three months in fiscal 2000 results. The fiscal 2000 results of Agrilink have also benefited from a reduction in overall production costs. This improvement primarily reflects the synergistic savings achieved from the DFVC Acquisition and other business consolidation efforts. In addition, the Agripac acquisition accounted for additional operating income of $3.4 million in the current year. As the Agripac acquisition was completed on February 23, 1999, there are no results for this entity included in the first six months of the prior year.

The Cooperative's fruit category showed an improvement of $0.7 million in the first six months of fiscal 2000 versus the first six months of fiscal 1999. This improvement results from the inclusion in fiscal 1999 of $0.9 million of costs associated with a new product launch. No such costs were incurred in fiscal 2000. In addition, although the Cooperative has experienced improvements in volume within the fruit product line, fiscal 2000 results have been negatively impacted by an increase in raw product costs.

Snacks showed a decline of $0.7 million from $3.6 million in the first six months of fiscal 1999 to $2.9 million in the first six months of fiscal 2000. The decrease primarily resulted from a decline within the popcorn category and a modest decline within the potato chip and other snack categories due to an increase in costs.

Canned  meals  showed  an  increase  of  $1.4  million  due   primarily  to  the
improvements in volume and production efficiencies within the chili category as highlighted above.

The other product category showed improvements of $0.5 million due to changes in product mix.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $27.0 million as compared with the first six months of the prior fiscal year. The increase is primarily attributable to the inclusion of the DFVC operation for six months in fiscal 2000 versus three months in fiscal 1999, as well as the inclusion of the Agripac acquisition in fiscal 2000. The Cooperative has experienced a decrease in selling expenses due to restructuring and consolidation efforts.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture formed between Agrilink and Flanagan Brothers, Inc. on July 1, 1997. There has been no significant change in the operations of the joint venture for the first six months of fiscal 2000 compared with the first six months of fiscal 1999.

Gain on Sales of Assets: On December 17, 1999, Agrilink sold its Cambria, Wisconsin facility to Del Monte. Agrilink received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction.

In conjunction with the DFVC Acquisition, Agrilink sold its aseptic operation to Dean Foods in fiscal 1999. The final purchase price of $80 million was determined in the third quarter of fiscal 1999 based upon an appraisal performed by an independent appraiser.

Interest Expense: Interest expense increased $15.5 million to $42.5 million in the first six months of fiscal 2000 from $27.0 million in the first six months of fiscal 1999. This increase is associated with additional debt utilized to finance the DFVC and Agripac acquisitions and higher levels of seasonal borrowings to fund additional working capital requirements associated with the increase in the Cooperative's size.

Amortization of Debt Issue Costs Associated with the Bridge Facility: In order to consummate the DFVC Acquisition, Agrilink entered into a $200 million bridge loan facility (the "Subordinated Bridge Facility"). The Subordinated Bridge Facility was repaid with the proceeds from the new senior subordinated note offering (see NOTE 2 - "Acquisitions"). Debt issuance costs associated with the Subordinated Bridge Facility were $5.5 million and were fully amortized during the second quarter of fiscal 1999.

Tax Provision: The provision for taxes decreased $21.2 million to $5.7 million in the first six months of fiscal 2000 from $26.9 million in the first six months of fiscal 1999. Of this decrease, $25.0 million is attributable to the provision associated with the fiscal 1999 gain on sale of the aseptic operations. The remaining variance was impacted by the improvement in earnings before tax. The Cooperative's effective tax rate is impacted by the net proceeds distributed to members and the non-deductibility of certain amounts of goodwill.

Extraordinary Item Relating to the Early Extinguishment of Debt: Concurrently with the DFVC Acquisition, Agrilink refinanced its existing indebtedness, including its 12 1/4 percent Senior Subordinated Notes due 2005 (see NOTE 2 - "Acquisitions") and its then existing bank debt. Premiums and breakage fees associated with early redemptions and other fees incurred amounted to $18.0 million (net of income taxes of $10.4 million) and were recognized in the first quarter of fiscal 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Unaudited Consolidated Statement of Cash Flows" for the first six months of fiscal 2000 compared to the first six months of fiscal 1999.

Net cash used in operating activities increased $9.3 million over the first six months of the prior fiscal year. This increase primarily results from an increase in inventories due to the harvesting of crops and related production activities during this time offset by variances within accounts payable and other accruals due to the timing of liquidation of outstanding balances.

Net cash used in investing activities in the first six months of fiscal 1999 was impacted by the DFVC Acquisition and the sale of the aseptic operations. The purchase of property, plant and equipment increased $7.4 million to $16.0 million for the first six months of fiscal 2000 from $8.6 million for the first six months of fiscal 1999. The increase was primarily utilized to support additional operating facilities acquired in conjunction with the DFVC and Agripac acquisitions.

Net cash provided by financing activities in the first six months of fiscal 1999 was significantly impacted by the DFVC Acquisition and the activities completed concurrent with the acquisition to refinance existing indebtedness.

AGRILINK DEBT

Borrowings: Under Agrilink's New Credit Facility, Agrilink is able to borrow up to $200 million for seasonal working capital purposes under the Revolving Credit Facility. The Revolving Credit Facility may also be utilized in the form of letters of credit.

As of December 25, 1999, (i) cash borrowings outstanding under the Revolving Credit Facility were $73.6 million, (ii) there were $15.8 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $110.6 million. Agrilink believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

Certain financing arrangements require that Pro-Fac and Agrilink meet certain financial tests and ratios and comply with certain restrictions and limitations. As of December 25, 1999, Pro-Fac and Agrilink are in compliance with all such covenants, restrictions, and limitations.

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

The following is a summary of Agrilink's interest rate swap agreements:

                                                     December 25, 1999

Interest Rate Swap:
Variable to Fixed - notional amount                    $250,000,000
   Average pay rate                                    4.96 - 5.32%
   Average receive rate                                   6.085%
   Maturities through                                      2001

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

As of December 25, 1999, (i) cash borrowings outstanding under the CoBank Revolving Credit Facility were $50.1 million, and (ii) additional availability under the CoBank Revolving Credit Facility, after taking into account the amount of borrowings, was $4.9 million. AgriFrozen believes that the cash flow generated by operations and the amounts available under the CoBank Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

AgriFrozen's obligations are not guaranteed by Pro-Fac or Agrilink and are expressly nonrecourse as to Pro-Fac and Agrilink.

Certain financing arrangements require that AgriFrozen meet certain financial tests and ratios and comply with certain restrictions and limitations. As of December 25, 1999, AgriFrozen was in compliance with all such covenants, restrictions, and limitations.

OTHER MATTERS

Restructuring: During the third quarter of fiscal 1999, Agrilink completed a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits (which are estimated to improve annual earnings by approximately $8.0 million). Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel include operational and administrative positions. Of this charge, $2.3 million has been liquidated to date, and the remaining termination benefits are anticipated to be liquidated by June 2000.

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

Management believes that the decrease in consumer demand may result in an increased supply throughout the industry. Accordingly, management anticipates pricing, consistent with prior years, may be negatively impacted during the third and fourth quarters.

Year 2000 Readiness Disclosure: The Cooperative has not experienced any significant Year 2000 related system failures nor, to management's knowledge, have any of Pro-Fac's suppliers. The Cooperative intends to continue to monitor and test systems for ongoing Year 2000 compliance; however, management cannot guarantee that the systems of other companies upon which operations rely could not be affected by issues associated with the Year 2000 conversion.

All material costs associated with Agrilink's Year 2000 compliance project were covered under its service agreement with Systems and Computer Technology Corporation ("SCT"). Agrilink's ten-year agreement with SCT is currently valued at $50 million and is for SCT's OnSite outsourcing services, which includes assistance in solving the Year 2000 issue. These amounts have been funded through operating cash flows.

Prior to AgriFrozen's acquisition of Agripac's frozen vegetable processing business, the Cooperative conducted an analysis of Agripac's associated computer hardware and software systems. Based on this analysis, AgriFrozen has replaced its computer hardware with year 2000 ready hardware and will enter into a sublease with Agrilink pursuant to which it will license Agrilink's software systems. Costs of $0.7 million associated with AgriFrozen's Year 2000 compliance project were primarily covered under its service agreement with EDS or internal resources. These amounts have been funded through operating cash flows.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Cooperative makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis (pages 11 to 19) and other statements made in this Form 10-Q and in other filings with the SEC.

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among the factors that could impact the Cooperative's ability to achieve its goals are:

|X| the impact of strong competition in the food industry;

|X| the impact of weather on the volume and quality of raw product;

|X|  the  inherent  risks  in  the  marketplace   associated  with  new  product
     introductions, including uncertainties about trade and consumer acceptance;

|X| the continuation of the Cooperative's success in integrating operations (including whether the anticipated cost savings in connection with its acquisitions will be realized and the timing of any such realization), and the availability of acquisition and alliance opportunities;

|X| the Cooperative's ability to achieve gains in productivity and improvements in capacity utilization; and

|X|  the Cooperative's ability to service debt.

                            MARKET AND INDUSTRY DATA

Unless otherwise stated herein, industry and market share data used throughout this Form 10-Q was derived from industry sources believed by the Cooperative to be reliable. Such data was obtained or derived from consultants' reports and industry publications. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Cooperative has not independently verified such data and makes no representation to its accuracy.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

            Exhibit Number                           Description

                 27                           Financial Data Schedule

     (b) The following reports on Form 8-K were filed during the period to which this report relates.

                Date                                    Item

          November 24, 1999                      Item 5 - Other Events

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PRO-FAC COOPERATIVE, INC.



Date:    February 7, 2000                    BY:/s/   Stephen R. Wright
         ----------------                       ---------------------------
                                                      STEPHEN R. WRIGHT
                                                       GENERAL MANAGER




Date:    February 7, 2000                    BY:/s/    Earl L. Powers
         ----------------                       --------------------------
                                                       EARL L. POWERS
                                                  VICE PRESIDENT FINANCE AND
                                                      ASSISTANT TREASURER
                                               (Principle Financial Officer and
                                                 Principle Accounting Officer)