Form 10-Q
period 2000-03-25
PRO FAC COOPERATIVE INC
filed 2000-05-08
CIK 202932

Page 1 of 22 Pages

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    Form 10-Q

   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 25, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-20539

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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 29, 2000.

                        Class A Common Stock - 2,132,981

                         Class B Common Stock - 755,259

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Statement of Operations and Net Proceeds
(Unaudited)

(Dollars in Thousands)

                                                                          Three Months Ended                Nine Months Ended
                                                                     March 25,        March 27,        March 25,        March 27,
                                                                       2000             1999              2000            1999
                                                                    ---------         ---------        ---------        ---------

Net sales                                                          $  300,880       $   361,235      $  977,613        $  920,517
Cost of sales                                                        (210,463)         (250,847)       (674,161)         (641,292)
                                                                   ----------       -----------      ----------        ----------
Gross profit                                                           90,417           110,388         303,452           279,225
Selling, administrative, and general expense                          (66,855)          (88,005)       (220,833)         (215,006)
Income from joint venture                                                 543               728           2,238             2,417
Gains on sales of assets                                                    0               532           2,293            64,734
Restructuring                                                               0            (5,000)              0            (5,000)
                                                                   ----------       -----------      ----------        ----------
Operating income                                                       24,105            18,643          87,150           126,370
Interest expense                                                      (22,114)          (20,048)        (64,598)          (46,997)
Amortization of debt issues costs associated with a
   Bridge Facility                                                          0                 0               0            (5,500)
                                                                   ----------       -----------      ----------        ----------
Income/(loss) before taxes, dividends, allocation of net proceeds,
   and extraordinary item                                               1,991            (1,405)         22,552            73,873
Tax provision                                                          (1,066)           (1,436)         (6,744)          (28,336)
                                                                   ----------       -----------      ----------        ----------
Income/(loss) before dividends, allocation of net proceeds, and
   extraordinary item                                                     925            (2,841)         15,808            45,537
Extraordinary item relating to the early extinguishment of debt
   (net of income taxes)                                                    0                 0               0           (18,024)
                                                                   ----------       -----------      ----------        ----------
Net income/(loss)                                                  $      925       $    (2,841)     $   15,808        $   27,513
                                                                   ==========       ===========      ==========        ==========

Allocation of net proceeds:
   Net income/(loss)                                               $      925       $    (2,841)     $   15,808        $   27,513
   Dividends on common and preferred stock                             (1,838)           (1,602)         (5,544)           (5,104)
                                                                   ----------       -----------      -----------       ----------
   Net (deficit)/proceeds                                                (913)           (4,443)         10,264            22,409
   Allocation from/(to) earned surplus                                    913             4,443          (4,531)          (21,734)
                                                                   ----------       -----------      ----------        ----------
   Net proceeds available to members                               $        0       $         0      $    5,733        $      675
                                                                   ==========       ===========      ==========        ==========

Net proceeds available to members:

   Estimated cash payment                                          $        0       $         0      $    1,433        $      169
   Qualified retains                                                        0                 0           4,300               506
                                                                   ----------       -----------      ----------        ----------
   Net proceeds available to members                               $        0       $         0      $    5,733        $      675
                                                                   ==========       ===========      ==========        ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Balance Sheet (Unaudited)
(Dollars in Thousands)                                        ASSETS                      March 25,      June 26,        March 27,
                                                                                            2000           1999            1999
                                                                                          ---------      --------        --------
Current assets:
   Cash and cash equivalents                                                            $    8,452      $    6,540     $    9,421
   Accounts receivable, trade, net                                                         107,601          88,249        109,254
   Accounts receivable, other                                                                7,555           9,848          5,992
   Income taxes refundable                                                                       0          11,295              0
   Current deferred tax asset                                                               16,160          16,160         13,336
   Inventories -
     Finished goods                                                                        335,874         284,863        313,748
     Raw materials and supplies                                                             51,771          50,057         48,539
                                                                                        ----------      ----------     ----------
            Total inventories                                                              387,645         334,920        362,288
                                                                                        ----------      ----------     ----------
   Current investment in CoBank                                                              4,355           2,403          3,198
   Prepaid manufacturing expense                                                            12,933          18,217         13,607
   Prepaid expenses and other current assets                                                19,885          27,883         28,427
                                                                                        ----------      ----------     ----------
            Total current assets                                                           564,586         515,515        545,523
Investment in CoBank                                                                        15,750          19,693         19,699
Investment in Great Lakes Kraut Company                                                      9,013           6,679          9,001
Property, plant, and equipment, net                                                        352,491         367,255        353,418
Assets held for sale, at net realizable value                                                  339             890            920
Goodwill and other intangible assets, net                                                  257,613         260,733        294,048
Other assets                                                                                28,225          25,714         26,415
                                                                                        ----------      ----------      ---------
            Total assets                                                                $1,228,017      $1,196,479     $1,249,024
                                                                                        ==========      ==========     ==========

            Liabilities and Shareholders' and Members' Capitalization

Current liabilities:
   Notes payable                                                                        $  125,600      $   54,900     $  110,870
   Current portion of obligations under capital leases                                         208             208            256
   Current portion of long-term debt                                                        16,580           8,670          8,731
   Accounts payable                                                                         48,345         107,159         59,495
   Income taxes payable                                                                      1,608               0          1,978
   Accrued interest                                                                         13,959           5,974         10,935
   Accrued employee compensation                                                            11,372          15,127         13,399
   Other accrued expenses                                                                   84,004          64,603         88,825
   Dividends payable                                                                            27              45             31
   Amounts due Class B members                                                                 493           1,453              0
   Amounts due Class A members                                                              17,797          20,045         14,805
                                                                                        ----------      ----------     ----------
            Total current liabilities                                                      319,993         278,184        309,325
Obligations under capital leases                                                               568             568            503
Long-term debt                                                                             685,111         702,322        702,946
Deferred income tax liabilities                                                             23,072          23,072         34,644
Other non-current liabilities                                                               30,071          32,222         29,696
Minority interest in AgriFrozen                                                              8,000           8,000          8,000
                                                                                        ----------      ----------     ----------
            Total liabilities                                                            1,066,815       1,044,368      1,085,114
                                                                                        ----------      ----------     ----------
Commitments and contingencies

Class B cumulative  redeemable  preferred stock  liquidation  preference $10 per share, authorized - 500,000 shares; issued and
     outstanding 26,061, 26,061, and 28,634 shares, respectively                               261             261            286

Class A common stock, par value $5, authorized - 5,000,000 shares
                                                   March 25,     June 26,      March 27,
                                                     2000          1999          1999
                                                   ---------    ---------     -------
   Shares issued                                   2,136,820    1,995,740     1,913,892
   Shares subscribed                                 233,977      384,649       212,794
                                                   ---------    ---------     ---------
            Total subscribed and issued            2,370,797    2,380,389     2,126,686
   Less subscriptions receivable in installments    (233,977)    (384,649)     (212,794)
                                                   ---------    ---------     ---------

            Total issued and outstanding           2,136,820    1,995,740     1,913,892     10,684           9,979          9,569
                                                   =========    =========     =========
Class B common stock, par value $5, authorized
   1,600,000 shares; issued and outstanding - 755,259                                            0               0              0
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                   17,446          25,573         26,078
   Non-qualified allocation to members                                                         300           2,050          2,050
   Non-cumulative preferred stock, par value $25; authorized -
     5,000,000 shares; issued and outstanding - 37,529,
       39,635, and 41,471, respectively                                                        938             991          1,037
   Class A cumulative preferred stock, liquidation preference
     $25 per share; authorized - 10,000,000 shares; issued and
       outstanding 4,245,878, 3,694,495 and 3,692,659 shares,   respectively               106,147          92,362         92,316

   Special membership interests                                                                  0               0              0
   Earned surplus                                                                           26,189          21,658         33,182
   Accumulated other comprehensive income:
     Minimum pension liability adjustment                                                     (763)           (763)          (608)
                                                                                        ----------      ----------     ----------
            Total shareholders' and members' capitalization                                150,257         141,871        154,055
                                                                                        ----------      ----------      ---------
            Total liabilities and capitalization                                        $1,228,017      $1,196,479     $1,249,024
                                                                                        ==========      ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                                       Nine Months Ended
                                                                                                 ---------------------------------
                                                                                                 March 25,          March 27,
                                                                                                   2000               1999
                                                                                                 ---------          ---------
Cash flows from operating activities:
     Net income                                                                                $    15,808       $    27,513
     Amounts payable to members                                                                     (1,433)             (169)
     Adjustments to reconcile net income to net cash used in operating activities:
       Extraordinary item relating to the early extinguishment of debt (net of income taxes)             0            18,024
       Gains on sales of assets                                                                     (2,293)          (64,734)
       Loss on disposal of assets                                                                        0               353
       Depreciation                                                                                 24,364            20,211
       Amortization of goodwill and other intangibles                                                6,551             6,739
       Interest in-kind on Subordinated Promissory Note                                              1,174                 0
       Amortization of debt issue costs and discount on subordinated promissory notes                3,579             6,969
       Equity in undistributed earnings of Great Lakes Kraut Company                                (2,238)           (2,417)
       Equity in undistributed earnings of CoBank                                                     (412)             (520)
       Change in assets and liabilities:
         Accounts receivable                                                                       (17,430)          (18,865)
         Inventories and prepaid manufacturing expense                                             (93,041)            5,830
         Income taxes refundable/(payable)                                                          12,903             8,395
         Accounts payable and other accrued expenses                                               (35,421)          (71,714)
         Amounts due to members                                                                     (2,248)           (5,831)
         Other assets and liabilities                                                                4,617            (4,057)
                                                                                               -----------       -----------
Net cash used in operating activities                                                              (85,520)          (74,273)
                                                                                               -----------       -----------

Cash flows from investing activities:

     Purchase of property, plant and equipment                                                     (22,152)          (13,411)
     Proceeds from disposals                                                                        53,538            94,913
     Proceeds from investment in CoBank                                                              2,403             1,994
     Cash paid for acquisitions                                                                          0          (516,052)
                                                                                               -----------       -----------
Net cash provided by/(used in) investing activities                                                 33,789          (432,556)
                                                                                               -----------       -----------

Cash flows from financing activities:

     Net proceeds from issuance of short-term debt                                                  70,700           110,870
     Proceeds from issuance of long-term debt                                                            0           711,530
     Payments on long-term debt                                                                    (11,773)         (287,313)
     Cash paid for debt issuance costs                                                                   0           (19,085)
     Cash portion of non-qualified conversion                                                         (445)             (153)
     Issuances of common stock                                                                         705               456
     Cash dividends paid                                                                            (5,544)           (5,104)
                                                                                               -----------       -----------
Net cash provided by financing activities                                                           53,643           511,201
                                                                                               -----------       -----------
Net change in cash and cash equivalents                                                              1,912             4,372
Cash and cash equivalents at beginning of period                                                     6,540             5,049
                                                                                               -----------       -----------
Cash and cash equivalents at end of period                                                     $     8,452       $     9,421
                                                                                               ===========       ===========


(Table continued on next page)

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)

(Table continued from previous page)

                                                                                                       Nine Months Ended
                                                                                                   -----------------------------
                                                                                                    March 25,          March 27,
                                                                                                      2000*              1999
                                                                                                   ----------          ---------
Supplemental disclosure of cash flow information:
   Acquisition of Agripac, Inc.:
     Accounts receivable                                                                                               $   12,563
     Inventories                                                                                                           39,055
     Prepaid expenses and other current assets                                                                              1,063
     Property, plant, and equipment                                                                                        30,327
     Discount on subordinated note                                                                                          8,157
     Other non-current assets                                                                                               4,000
     Other accrued expenses                                                                                               (10,644)
     Other non-current liabilities                                                                                         (4,000)
     Minority interest                                                                                                     (8,000)
                                                                                                                       ----------
                                                                                                                       $   72,521

     Escrow to be refunded                                                                                                  6,413
                                                                                                                       ----------
                                                                                                                           78,934

     Discount on subordinated note                                                                                         (8,157)
                                                                                                                       ----------
                                                                                                                       $   70,777
                                                                                                                       ==========
   Acquisition of Erin's Gourmet Popcorn:
     Inventories                                                                                                       $       33
     Property, plant, and equipment                                                                                            26
     Goodwill and other intangible assets                                                                                     554
                                                                                                                       ----------
                                                                                                                       $      613
                                                                                                                       ==========
   Acquisition of Dean Foods Vegetable Company:
     Accounts receivable                                                                                               $   24,201
     Current deferred tax asset                                                                                            30,645
     Inventories                                                                                                          195,674
     Prepaid expenses and other current assets                                                                              6,374
     Property, plant and equipment                                                                                        154,527
     Assets held for sale at net realizable value                                                                              49
     Goodwill and other intangible assets                                                                                 182,010
     Accounts payable                                                                                                     (40,865)
     Accrued employee compensation                                                                                         (8,437)
     Other accrued expenses                                                                                               (75,778)
     Long-term debt                                                                                                        (2,752)
     Subordinated promissory note                                                                                         (22,590)
     Other assets and liabilities, net                                                                                     (2,453)
                                                                                                                       ----------
                                                                                                                       $  440,605
                                                                                                                       ==========
   Acquisition of J.A. Hopay Distributing Co., Inc. -
     Accounts receivable                                                                                               $      420
     Inventories                                                                                                              153
     Property, plant and equipment                                                                                             51
     Goodwill and other intangible assets                                                                                   3,303
     Other accrued expenses                                                                                                  (251)
     Obligation for covenant not to compete                                                                                (1,363)
                                                                                                                       ----------
                                                                                                                       $    2,313
                                                                                                                       ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

*There have been no acquisitions completed for the period ending March 25, 2000.

                            PRO-FAC COOPERATIVE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF ACCOUNTING POLICIES

Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") is an agricultural cooperative which processes and markets crops grown by its members through its wholly-owned subsidiary Agrilink Foods, Inc. ("Agrilink Foods") and through its subsidiary PF Acquisition II, Inc. in which it has a controlling interest. On March 1, the Cooperative announced it will being doing business as Agrilink. In addition, the board of directors of Agrilink and Pro-Fac have agreed to conduct joint meetings, coordinate their activities, and to act on a consolidated basis. Although Pro-Fac Cooperative will continue to be the legal name of the Cooperative, with the same structure and regulations required by bank credit agreements and bond indentures, and with the same stock symbol, "PFACP," it will be presented as Agrilink for all other communications. PF Acquisition II, Inc. conducts business under the name AgriFrozen Foods ("AgriFrozen").

Agrilink Foods has four primary product lines including: vegetables, fruits, snacks, and canned meals. AgriFrozen has vegetables as its primary product line. The majority of the net sales of each product line are within the United States. In addition, all of the Cooperative's operating facilities, excluding one in Mexico, are within the United States.

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

Consolidation: The consolidated financial statements include the Cooperative and its subsidiaries, Agrilink Foods and AgriFrozen. The financial statements are after elimination of intercompany transactions and balances. Investments in affiliates owned more than 20 percent but not in excess of 50 percent are recorded under the equity method of accounting.

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

The acquisition was accounted for under the purchase method of accounting. Under purchase accounting tangible and identifiable intangible assets acquired are recorded at their respective fair values. Final allocations of purchase price were made within one year of the acquisition date.

In order to consummate the acquisition, AgriFrozen (i) entered into a credit facility with CoBank (the "CoBank Credit Facility") providing for $30 million of term loan borrowings and currently up to $55 million of revolving credit borrowings (the "CoBank Revolving Credit Facility") and (ii) issued a $12 million Subordinated Promissory Note to CoBank. Neither Pro-Fac nor Agrilink Foods guaranteed the debts of AgriFrozen or otherwise pledged any of their respective properties as security for the CoBank financing. In fact, all of AgriFrozen's indebtedness is expressly without recourse to Pro-Fac and Agrilink Foods.

Phase I environmental audits were performed on the facilities acquired from Agripac, including lease properties. A number of environmental conditions requiring remedial action have been identified, but none of them individually, or in the aggregate, are expected to exceed the $4.0 million of debt reduction for environmental remediation to be provided by CoBank. As part of its business strategy, AgriFrozen has also entered into an administrative services agreement with Agrilink Foods to provide it with certain management consulting and administrative services.

The effects of the Agripac acquisition are not material and, accordingly, have been excluded from the pro forma information presented below.

Dean Foods Vegetable Company: On September 24, 1998, Agrilink Foods acquired the Dean Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "DFVC Acquisition"). In connection with the DFVC Acquisition, Agrilink Foods sold its aseptic business to Dean Foods. Agrilink Foods paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Dean Foods Subordinated Promissory Note"), as consideration for the DFVC Acquisition. On April 15, 1999, Agrilink Foods paid $13.2 million to Dean Foods and exercised its right to require Dean Foods, jointly with Agrilink Foods, to treat the DFVC Acquisition as an asset sale for tax purposes under Section 338(h)(10) of the Internal Revenue Code.

After the DFVC Acquisition, DFVC was merged into Agrilink Foods. DFVC has been one of the leading processors of vegetables in the United States, selling its products under well-known brand names, such as Birds Eye, Freshlike and Veg-All, and various private labels. Agrilink Foods believes that the DFVC Acquisition strengthens its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.

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

                                                       Nine Months Ended

(Dollars in Millions)                                     March 27, 1999
                                                       -----------------

Net sales                                                   $1,017.5
Income before extraordinary item                            $   35.3
Net income                                                  $   17.3

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

Concurrently with the DFVC Acquisition, Agrilink Foods refinanced its existing indebtedness (the "Refinancing"), including its 12 1/4 percent Senior Subordinated Notes due 2005 (the "Old Notes") and its then existing bank debt. On August 24, 1998, Agrilink Foods commenced a tender offer (the "Tender Offer") for all the Old Notes and consent solicitation to certain amendments under the indenture governing the Old Notes to eliminate substantially all the restrictive covenants and certain events of default therein. Substantially all of the $160 million aggregate principal amount of the Old Notes were tendered and purchased by Agrilink Foods for aggregate consideration of approximately $184 million, including accrued interest of $2.9 million. Agrilink Foods also terminated its then existing bank facility (including seasonal borrowings) and repaid the $176.5 million, excluding interest owed and breakage fees outstanding thereunder. Agrilink Foods recognized an extraordinary item of $18.0 million (net of income taxes) in the first quarter of fiscal 1999 relating to this refinancing.

In order to consummate the DFVC Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink Foods: (i) entered into a new credit facility (the "New Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Subordinated Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods. The Subordinated Bridge Facility was repaid during November of 1998 principally with the proceeds from the issuance of Senior Subordinated Notes (the "New Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the New Notes accrues at the rate of 11-7/8 percent per annum. Debt issue costs of $5.5 million associated with the Subordinated Bridge Facility were expensed during the quarter ended December 26, 1998.

NOTE 3.       AGREEMENTS WITH AGRILINK FOODS AND AGRIFROZEN

Agrilink Foods: The contractual relationship between Pro-Fac and Agrilink Foods is defined in the Pro-Fac Marketing and Facilitation Agreement (the Pro-Fac Marketing Agreement"). Under the Pro-Fac Marketing Agreement, Agrilink Foods pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink Foods, it may be more or less than the price Agrilink Foods would pay in the open market in the absence of the Pro-Fac Marketing Agreement.

Under the Pro-Fac Marketing Agreement, Agrilink Foods is required to have on its board of directors some persons who are neither members of nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Agrilink Foods under the Pro-Fac Marketing Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors of Agrilink Foods. In addition, under the Pro-Fac Marketing Agreement, in any year in which Agrilink Foods has earnings on products, which were processed from crops supplied by Class A Pro-Fac members ("Pro-Fac Products"), Agrilink Foods pays to Class A members of Pro-Fac, as additional patronage income, up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of Agrilink Foods. In years in which Agrilink Foods has losses on Class A Pro-Fac Products, Agrilink Foods reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of Agrilink Foods. Additional patronage income is paid to Pro-Fac for services provided to Agrilink, including the provision of a long term, stable crop supply, favorable payment terms for crops and the sharing of risks in losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. Under the Pro-Fac Marketing Agreement, Pro-Fac is required to reinvest at least 70 percent of the additional patronage income in Agrilink Foods.

AgriFrozen: The contractual relationship between Pro-Fac and AgriFrozen is defined in a Marketing and Facilitation Agreement between Pro-Fac and AgriFrozen. Under this agreement, AgriFrozen will purchase raw products from Pro-Fac and will process and market the finished products. AgriFrozen will pay Pro-Fac CMV for the crops supplied by Pro-Fac. In addition, in any year in which AgriFrozen has earnings on any products sold which were processed from crops supplied by Pro-Fac, such earnings will be distributed to Class B members of Pro-Fac. However, in the event AgriFrozen experiences any losses on Pro-Fac products, AgriFrozen will deduct the losses from the total CMV payable to Pro-Fac. The agreement also permits AgriFrozen to pay 20 percent of its earnings on Pro-Fac products in cash and retain 80 percent of its earnings on Pro-Fac products as working capital.

Under the Marketing and Facilitation Agreement between AgriFrozen and Pro-Fac, the board of directors of AgriFrozen is required to consist of: (i) at least three and as many as five directors who are individuals who currently serve as directors of Pro-Fac and who are chosen by Pro-Fac's board of directors; (ii) one director who is nominated by the president of Agrilink Foods from among Agrilink Foods' management employees; and (iii) any number of disinterested directors who are to be elected from individuals suggested by the president of Agrilink Foods. Disinterested directors are persons who are neither employees, shareholders, nor otherwise affiliated with Pro-Fac or AgriFrozen, but may include a disinterested director of Agrilink Foods.

NOTE 4.       DEBT

Summary of Long-Term Debt:
(Dollars in Thousands)
                                                                                   March 25, 2000
                                                     --------------------------------------------------------------------------
                                                       Agrilink                                      June 26,         March 27,
                                                         Foods     AgriFrozen          Total           1999             1999
                                                     -----------   ----------       ----------     -----------       ----------

Term Loan Facility                                   $  435,000      $ 30,000       $  465,000     $  476,600        $  476,800
Senior Subordinated Notes                               200,015             0          200,015        200,015           200,015
Subordinated Promissory Notes (net of discount)          25,447         4,364           29,811         27,378            27,802
Other                                                     6,865             0            6,865          6,999             7,060
                                                     ----------      --------       ----------     ----------        ----------
Total debt                                              667,327        34,364          701,691        710,992           711,677
Less current portion                                    (16,580)            0          (16,580)        (8,670)           (8,731)
                                                     ----------      --------       ----------     ----------        ----------
Total long-term debt                                 $  650,747      $ 34,364       $  685,111     $  702,322        $  702,946
                                                     ==========      ========       ==========     ==========        ==========

NOTE 5.       OTHER MATTERS

Sale of Midwest Private Label Canned Vegetable Business: On November 8, 1999, Agrilink Foods completed the sale of its Midwest private label canned vegetable business to Seneca Foods. Included in this transaction was Agrilink Food's Arlington, Minnesota facility. Agrilink Foods received proceeds of approximately $42.4 million which were applied to the borrowings outstanding under Agrilink Foods Revolving Credit Facility. In addition, Seneca Foods issued to Agrilink Foods a $5.0 million unsecured subordinated promissory note due February 8, 2009. This transaction did not include Agrilink Food's retail branded canned vegetables, Veg-All and Freshlike. No significant gain or loss was recognized on this transaction.

On December 17, 1999, Agrilink Foods completed the sale of its Cambria, Wisconsin processing facility to Del Monte. The sale includes an agreement for Del Monte to produce a portion of Agrilink Foods' product needs during the 2000 packing season. Agrilink Foods received proceeds of approximately $10.5 million which were applied to bank loans ($6.0 million of which was applied to the Term Loan Facility and $4.5 million of which was applied to Agrilink Foods' Revolving Credit Facility). A gain of approximately $2.3 million was recognized on this transaction.

Restructuring: During the third quarter of fiscal 1999, Agrilink Foods completed a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel include operational and administrative positions. Of this charge, $2.6 million has been liquidated to date, and the remaining termination benefits are anticipated to be liquidated within the next 12 months.

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

The following table illustrates the Cooperative's operating segment information:
(Dollars in Millions)

                                                                         Three Months Ended                Nine Months Ended
                                                                   ----------------------------      ----------------------------
                                                                     March 25,         March 27,       March 25,        March 27,
                                                                       2000              1999            2000             1999
                                                                   -----------       ----------      -----------        ---------
Net Sales:
   Vegetables                                                        $  232.3         $   249.5        $  703.8         $   581.8
   Fruits                                                                19.8              22.0            88.7              90.4
   Snacks                                                                20.8              23.2            64.2              67.6
   Canned Meals                                                          14.9              18.6            49.9              51.3
   Other                                                                 13.1              25.9            41.0              52.5
                                                                     --------         ---------        --------         ---------
     Continuing segments                                                300.9             339.2           947.6             843.6
   Businesses sold1                                                       0.0              22.0            30.0              76.9
                                                                     --------         ---------        --------         ---------
       Total                                                         $  300.9         $   361.2        $  977.6         $   920.5
                                                                     ========         =========        ========         =========

Operating income:
   Vegetables2                                                       $   18.6         $    16.4        $   62.2         $    38.8
   Fruits                                                                 1.8               1.6            11.4              10.5
   Snacks                                                                 1.2               1.1             4.1               4.7
   Canned Meals                                                           1.6               2.4             6.1               5.5
   Other                                                                  0.9               1.3             2.4               2.4
                                                                     --------         ---------        --------         ---------
     Continuing segments                                                 24.1              22.8            86.2              61.9
   Businesses sold1                                                       0.0               0.2            (1.4)              4.7
                                                                     --------         ---------        --------         ---------
       Total                                                             24.1              23.0            84.8              66.6
Gains on sales of assets                                                  0.0                .6             2.3              64.7
Restructuring                                                             0.0              (5.0)            0.0              (5.0)
                                                                     --------         ---------        --------         ---------
Total consolidated operating income                                      24.1              18.6            87.1             126.3
Interest expense                                                        (22.1)            (20.0)          (64.6)            (47.0)
Amortization of debt issue costs associated with a Bridge Facility        0.0               0.0             0.0              (5.5)
                                                                     --------         ---------        --------         ---------
Income/(loss) before taxes, dividends, allocation of net proceeds
   and extraordinary item                                            $    2.0         $    (1.4)       $   22.5         $    73.8
                                                                     ========         =========        ========         =========

1  Includes the Midwest private label canned  vegetable  business sold in fiscal 2000 and the aseptic and peanut butter businesses sold in fiscal 1999.

2  The vegetable  product line includes  earnings  derived from Agrilink  Foods' investment in Great Lakes Kraut Company of $.5 million and $.7 million for the three months ended March 25, 2000 and March 27, 1999,  respectively,  and $2.2  million and $2.4 million for the nine months  ended March 25, 2000 and March 27, 1999, respectively.

NOTE 7. SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation wholly-owned subsidiaries of Agrilink Foods ("Subsidiary Guarantors"), and the Cooperative, have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of Agrilink Foods with respect to Agrilink Foods' 11-7/8 percent Senior Subordinated Notes due 2008 ("New Notes") and the New Credit Facility. The covenants in the New Notes and the New Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to Agrilink Foods.

Separate financial statements of the Cooperative and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that such financial statements and other disclosures are not material. Accordingly, set forth below is certain summarized financial information derived from unaudited historical financial information for the Subsidiary Guarantors, on a combined basis.

(Dollars in Millions)
                                                                         Three Months Ended                Nine Months Ended
                                                                   ----------------------------      -----------------------
                                                                     March 25,        March 27,        March 25,         March 27,
                                                                       2000             1999             2000              1999
                                                                   -----------       ----------      -----------        ----------
Summarized Statement of Operations:
   Net sales                                                         $  17.3          $    8.2          $ 56.5           $    14.6
   Gross profit                                                         13.7               6.1            45.5                 9.2
   Income from continuing operations                                    14.2               5.5            45.9                 6.6
   Net income                                                            9.2               3.6            29.8                 4.2

Summarized Balance Sheet:
   Current assets                                                    $   2.9          $    2.0
   Noncurrent assets                                                   212.7             219.5
   Current liabilities                                                   6.3               2.6

NOTE 8. OTHER MATTERS

Dividends: Subsequent to its quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $1.8 million and were paid on April 28, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations and Net Proceeds in the third quarter and first nine months of fiscal 2000 versus such periods in fiscal 1999.

Pro-Fac Cooperative, Inc.'s ("Pro-Fac" or the "Cooperative") wholly-owned subsidiary, Agrilink Foods, Inc. ("Agrilink Foods") has four primary product lines including: vegetables, fruits, snacks and canned meals. The Cooperative's subsidiary, AgriFrozen, has vegetables as its primary product line. The majority of the net sales of each product line are within the United States. In addition, all of the Cooperative's operating facilities, excluding one in Mexico, are within the United States.

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

The following tables illustrate the results of operations by product line for the three and nine months ended March 25, 2000 and March 27, 1999.

EBITDA1,2

(Dollars in Millions)
                                                    Three Months Ended                               Nine Months Ended
                                        ------------------------------------------      -------------------------------------------
                                              March 25,             March 27,                March 25,               March 27,
                                                2000                  1999                     2000                     1999
                                        -------------------     ------------------      -------------------     -------------------
                                                     % of                   % of                     % of                     % of
                                            $        Total          $        Total          $        Total          $         Total
                                        ----------  --------    ----------  ------      ----------  --------    ----------   ------

Vegetables                               $ 26.1       76.8%     $  22.0        70.1%    $  86.1        74.3%     $  56.7      60.6%
Fruits                                      2.3        6.7          2.2         7.0        12.7        11.0         12.1      12.9
Snacks                                      2.1        6.2          1.7         5.4         6.5         5.6          6.5       6.9
Canned Meals                                2.1        6.2          2.9         9.2         7.5         6.5          7.1       7.6
Other                                       1.4        4.1          1.8         5.8         3.8         3.3          3.7       4.0
                                         ------      -----      -------      ------     -------      ------      -------     -----
Continuing segments                        34.0      100.0         30.6        97.5       116.6       100.7         86.1      92.0
Businesses sold3                            0.0        0.0          0.8         2.5        (0.8)        (.7)         7.5       8.0
                                         ------      -----      -------      ------     -------      ------      -------     -----
     Total                               $ 34.0      100.0%     $  31.4       100.0%    $ 115.8       100.0%     $  93.6     100.0%
                                         ======      =====      =======       =====     =======      ======      =======     =====

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

2  Excludes gains on sales of assets and the restructuring  charge.  See NOTES 2 and 5 to the "Notes to Consolidated Financial
   Statements."

3  Represents  the  operating  results  of  the  Midwest  private  label  canned vegetable  business  sold in fiscal  2000 and the operating  results  of the aseptic and peanut butter  operations  sold in fiscal 1999. See NOTES 2 and 5 to the "Notes to
   Consolidated Financial Statements."

Net Sales
(Dollars in Millions)

                                                    Three Months Ended                               Nine Months Ended
                                        ------------------------------------------      -------------------------------------------
                                              March 25,             March 27,                March 25,               March 27,
                                                2000                  1999                     2000                     1999
                                        -------------------     ------------------      -------------------     -------------------
                                                     % of                   % of                     % of                     % of
                                            $        Total          $        Total          $        Total          $         Total
                                        ----------  --------    ----------  ------      ----------  --------    ----------   ------

Vegetables                              $ 232.3       77.2%     $  249.5       69.1%    $ 703.8        72.0%    $  581.8      63.2%
Fruits                                     19.8        6.6          22.0        6.1        88.7         9.1         90.4       9.8
Snacks                                     20.8        6.9          23.2        6.4        64.2         6.6         67.6       7.3
Canned Meals                               14.9        5.0          18.6        5.1        49.9         5.1         51.3       5.6
Other                                      13.1        4.3          25.9        7.2        41.0         4.2         52.5       5.7
                                        -------      -----      --------     ------     -------      ------     --------    ------
Continuing segments                       300.9      100.0         339.2       93.9       947.6        97.0        843.6      91.6
Businesses sold1                            0.0        0.0          22.0        6.1        30.0         3.0         76.9       8.4
                                        -------      -----      --------     ------     -------      ------     --------    ------
     Total                              $ 300.9      100.0%     $  361.2      100.0%    $ 977.6       100.0%    $  920.5     100.0%
                                        =======      =====      ========     ======     =======      ======     ========    ======

1  Includes net sales of the Midwest  private  label canned  vegetable  business sold in fiscal 2000 and net sales of the aseptic and peanut butter operations sold  in  fiscal  1999.  See  NOTES  2 and 5 to the  "Notes  to  Consolidated Financial Statements."

Operating Income1
(Dollars in Millions)

                                                    Three Months Ended                               Nine Months Ended
                                        ------------------------------------------      ------------------------------------------
                                              March 25,             March 27,                March 25,               March 27,
                                                2000                  1999                     2000                    1999
                                        -------------------     ------------------      --------------------   -------------------
                                                     % of                   % of                     % of                     % of
                                            $        Total          $        Total          $        Total          $         Total
                                        ----------  --------    ----------  ------      ----------  --------    ----------   ------

Vegetables                               $ 18.6       77.2%     $  16.4        71.3%    $  62.2        73.3%    $   38.8      58.3%
Fruits                                      1.8        7.5          1.6         6.9        11.4        13.4         10.5      15.8
Snacks                                      1.2        5.0          1.1         4.8         4.1         4.8          4.7       7.0
Canned Meals                                1.6        6.6          2.4        10.4         6.1         7.2          5.5       8.2
Other                                       0.9        3.7          1.3         5.7         2.4         2.8          2.4       3.6
                                         ------      -----      -------      ------     -------      ------     --------    ------
Continuing segments                        24.1      100.0         22.8        99.1        86.2       101.5         61.9      92.9
Businesses sold2                            0.0        0.0          0.2         0.9        (1.4)       (1.5)         4.7       7.1
                                         ------      -----      -------      ------     -------      ------     --------    ------
     Total                               $ 24.1      100.0%     $  23.0       100.0%    $  84.8       100.0%    $   66.6     100.0%
                                         ======      =====      =======      ======     =======      ======     ========    ======


1  Excludes the gains on sales of assets and the restructuring charge. See NOTES 2 and 5 to the "Notes to Consolidated Financial
   Statements."

2  Represents  the  operating  results  of  the  Midwest  private  label  canned vegetable  business sold in fiscal 2000 and operating  results of the aseptic and peanut butter  operations  sold in fiscal 1999.  See NOTES 2 and 5 to the "Notes to
   Consolidated Financial Statements."

       CHANGES FROM THIRD QUARTER FISCAL 2000 TO THIRD QUARTER FISCAL 1999

The net income for the third quarter of fiscal 2000 of $0.9 million represents a $3.7 million increase as compared to the third quarter of fiscal 1999 net loss of $2.8 million. Comparing net income/loss is, however, difficult because of the impact of non-recurring events such as restructuring charges and gains on sales of assets. Accordingly, management believes, to summarize results, an evaluation of EBITDA from continuing segments, as presented on page 12, is more appropriate as it allows the operations of the business to be reviewed in a more comparable manner.

EBITDA from continuing segments increased $3.4 million, or 11.1 percent, to $34.0 million in the third quarter of the current fiscal year from $30.6 million in the third quarter of the prior fiscal year.

The vegetable product line accounts for $4.1 million of the increase in EBITDA from continuing segments and is primarily attributable to both changes in product mix, with a greater percentage of sales coming from the Cooperative's branded products and the inclusion of results from the Agripac acquisition for a complete quarter in fiscal 2000 versus approximately one month in the prior year. The change in the EBITDA of AgriFrozen is approximately $1.9 million (the acquisition was completed February 23, 1999). The remainder of the variance in EBITDA primarily results from a greater percentage of brand sales. The Cooperative's branded products yield a higher margin than its private label and food service categories. In addition, during fiscal 2000, the Cooperative has benefited from a reduction in product costs resulting from the synergistic savings achieved from the DFVC Acquisition. The vegetable product line has, however, been negatively impacted by market conditions within the frozen vegetable segment as a result of lower consumer demand. The decrease in consumer demand has impacted both the Cooperative's brand and private label product lines, however, the impact has been felt to a greater extent within the private label category. According to industry data, for the last 52-week period, there has been an overall decrease in the frozen vegetable category of 5.9 percent. For the same 52-week period, the decrease in the frozen vegetable private label category was 7.1 percent. In addition, the third quarter fiscal 2000 net sales were negatively impacted by the timing of spring holidays and the associated retail customer promotional events. In calendar 1999 the Easter and Passover holidays occurred in March, while in calendar 2000 these holidays occur in April and therefore the Cooperative's fourth quarter.

Agrilink Foods' fruit product line showed an increase of $0.1 million due primarily to the timing of various calendar year-end programs.

The snack product line EBITDA increased $0.4 million due to changes in product mix. Snack net sales for the quarter consisted of a greater percentage of potato chip sales which carry a higher margin than Agrilink Foods' popcorn product line.

Canned meals decreased $0.8 million primarily due to a decline in private label chili net sales during the quarter. Management believes this decline is associated with greater sales in the second quarter tied to various end of year programs.

The other product line showed a decrease of $0.4 million due to changes in product mix.

Net Sales:  Total net sales for the third quarter  decreased  $60.3 million,  or
16.7 percent, to $300.9 million in the third quarter of fiscal 2000 from $361.2 million in the third quarter of fiscal 1999. Excluding businesses sold, net sales decreased by $38.3 million to $300.9 million in the third quarter of fiscal 2000 from $339.2 million in the third quarter of fiscal 1999.

The vegetable product line accounts for $17.2 million of the decrease and, as described above, is primarily attributable to a decline resulting from lower consumer demand, the timing of spring holidays, and the timing of the Agripac acquisition completed in February 1999. While management believes the net sales associated with the spring holidays will be reflected in the results of the fourth quarter, it does not anticipate an improvement in the current market conditions in the immediate future. Management is therefore focusing its efforts on cost savings initiatives, the establishment of strategic alliances, and other innovative market strategies to improve performance.

Net sales for the fruit product line decreased $2.2 million in the third quarter of fiscal 2000 to $19.8 million from $22.0 million in the third quarter of fiscal 1999. This decrease is also attributable to the timing of spring holidays.

Net sales for the snack product line decreased $2.4 million in the third quarter of fiscal 2000 to $20.8 million from $23.2 million in the third quarter of fiscal 1999. While improvements were highlighted in the potato chip category, these amounts were offset by declines in the popcorn category.

Canned meals decreased $3.7 million primarily attributable to a decline in private label chili. This product line had showed improved sales in the second quarter associated with various year 2000 programs.

The other category, while it primarily consists of dressings, also includes sales from the production of canned products primarily for use by the military and other governmental operations. The other category decreased $12.8 million in the third quarter of fiscal 2000 due primarily to a reduction in contracts received from the government.

Operating Income: Excluding the impact of businesses sold and the gains on sales of assets, operating income increased from $22.8 million in the third quarter of fiscal 1999 to $24.1 million in the third quarter of fiscal 2000. This represents an increase of $1.3 million or 5.7 percent. Significant variances are highlighted above in the discussion of EBITDA for continuing segments and net sales.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $21.2 million as compared with the third quarter of the prior fiscal year. The declines in this category were primarily attributable to reductions in brokerage of $1.0 million and decreases in promotional spending of $19.6 million, both associated with the decline in net sales. In addition, Agrilink Foods experienced benefits from the reduction in selling expenses of $2.1 million due to personnel reductions and other consolidation efforts completed as a result of the DFVC Acquisition.

Gains on Sales of Assets: In conjunction with the DFVC Acquisition, Agrilink Foods sold its aseptic business to Dean Foods. The final purchase price of $80 million was determined in the third quarter of fiscal 1999 based upon a final appraisal performed by an independent appraiser. The gain on the sale was appropriately adjusted to reflect the final purchase price during the third quarter of fiscal 1999.

On January 29, 1999, Agrilink Foods sold the Adams brand peanut butter operation to the J.M. Smucker Company. Agrilink Foods received proceeds of approximately $13.5 million which were applied to the New Credit Facility. A gain of approximately $3.5 million was recognized on this transaction in the third quarter of fiscal 1999.

Restructuring: Implementation of a corporate-wide restructuring program resulted in a charge of $5.0 million in the third quarter of fiscal 1999. See NOTE 5 to the "Notes to Consolidated Financial Statements."

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture formed between Agrilink Foods and Flanagan Brothers, Inc. on July 1, 1997. There has been no significant change in the operations of the joint venture for the third quarter of fiscal 2000 compared with the prior year.

Interest Expense: Interest expense increased $2.1 million to $22.1 million in the third quarter of fiscal 2000 from $20.0 million in the third quarter of fiscal 1999. This increase is primarily associated with an overall increase in prevailing interest rates and additional debt to finance the Agripac acquisition.

Tax Provision: The provision for taxes decreased $0.4 million to $1.0 million in the third quarter of fiscal 2000 from $1.4 million in the third quarter of fiscal 1999. The variance is primarily attributable to changes in estimates recognized in the third quarter of fiscal 1999. The Cooperative's effective tax rate is impacted by the net proceeds distributed to members and by the non-deductibility of certain amounts of goodwill.

   CHANGES FROM FIRST NINE MONTHS FISCAL 2000 TO FIRST NINE MONTHS FISCAL 1999

The net income for the first nine months of fiscal 2000 of $15.8 million represents a $11.7 million decrease as compared to the first nine months of fiscal 1999 net income of $27.5 million. Comparing net income is, however, difficult because the results of the first nine months of fiscal 1999 were significantly impacted by gains on the sales of assets, a restructuring charge, an extraordinary item relating to the early extinguishment of debt and the amortization of debt issue costs associated with the Subordinated Bridge Facility. In addition, fiscal 2000 results reflect nine months of interest expense in the current year versus six months in the prior year for the additional debt associated with the acquisition of DFVC which occurred on September 24, 1998 and the additional debt associated with the Agripac Acquisition which occurred on February 23, 1999. Fiscal 2000 was also impacted by gains on sales of assets. Accordingly, management believes, to summarize results, an evaluation of EBITDA from continuing segments, as presented on page 12, is more appropriate as it allows the operations of the business to be reviewed in a more comparable manner.

EBITDA from continuing segments increased $30.5 million, or 35.4 percent, to $116.6 million in the first nine months of the current fiscal year from $86.1 million in the first nine months of the prior fiscal year.

The vegetable product line accounts for $29.4 million of the increase in EBITDA from continuing segments in the current year and is attributable to several factors including: (1) the date of the DFVC and Agripac acquisitions; (2)
current market conditions; (3) the timing of spring holidays; and (4) the reduction in product costs resulting from the synergistic savings achieved from the DFVC Acquisition. As a result of the date of acquisition, the operating results for the DFVC Acquisition have been included for nine months in fiscal 2000 and for six months in fiscal 1999. The operating results for the Agripac acquisition have been included for nine months in fiscal 2000 and only approximately one month in fiscal 1999 results. Also, as outlined earlier, the frozen vegetable category has been negatively impacted by market conditions within this segment as a result of lower consumer demand. The decrease in consumer demand has impacted both the Cooperative's brand and private label product lines, however, the impact has been felt to a greater extent within the private label category. In addition, the third quarter fiscal 2000 net sales were negatively impacted by the timing of spring holidays. In calendar 1999 the Easter and Passover holidays occurred in March, while in calendar 2000 these holidays occur in April and therefore the Cooperative's fourth quarter. As an offset to the variances experienced in net sales, Agrilink Foods has benefited from a reduction in product cost during fiscal 2000. The benefits are primarily associated with the synergistic savings achieved from the DFVC Acquisition. Specifically, Agrilink Foods has benefited from the insourcing of product previously purchased from outside suppliers, staffing reductions, and shipping consolidations.

Agrilink Foods fruit product line showed an improvement of $0.6 million due to the inclusion in the first nine months of fiscal 1999 of $0.9 million of expenses associated with a new product launch. No such costs were incurred in fiscal 2000. In addition, the fruit product line has been impacted by the timing of various promotional programs and the difference in the timing of spring holidays between the two years.

Overall, EBITDA for the snack product line has remained consistent with that reported for the first nine months of fiscal 1999.

Canned meals increased $0.4 million primarily due to production efficiencies within the chili category.

EBITDA for the other product line has remained consistent with the prior year.

Net Sales: Total net sales increased $57.1 million, or 6.2 percent, to $977.6 million in the first nine months of fiscal 2000 from $920.5 million in the first nine months of fiscal 1999. Excluding businesses sold, net sales increased by $104.0 million to $947.6 million in the first nine months of fiscal 2000 from $843.6 million in the first nine months of fiscal 1999.

The vegetable product line accounts for $122.0 million of the increase. The inclusion of the Birds Eye, Freshlike, and Veg-All brands for nine months during fiscal 2000 versus six months of results in fiscal 1999 resulted in incremental sales of approximately $86.2 million. In addition AgriFrozen accounted for additional net sales of $57.7 million. Excluding this impact, vegetable net sales have declined $21.9 million and, as highlighted above, this decline is primarily attributable to lower consumer demand experienced throughout the year and the timing of spring holidays.

Net sales for the fruit product line decreased $1.7 million in the first nine months of fiscal 2000 to $88.7 million from $90.4 million in the first nine months of fiscal 1999. This decline was primarily experienced during the third quarter and, as described above, is associated with the timing of the spring holidays.

Net sales for the snack product line decreased $3.4 million in the first nine months of fiscal 2000 to $64.2 million from $67.6 million in the first nine months of fiscal 1999. Sales declines within the popcorn category of $4.3 million were attributable to competitive pressures. The potato chip and other snack categories showed increases of $.9 million due to improvements in volume.

Canned meals decreased $1.4 million primarily attributable to a modest decline in volume predominantly within the private label chili category.

The other category, while it primarily consists of dressings, also includes sales from the production of canned products primarily for use by the military and other government operations. The other category decreased $11.5 million in the first nine months of fiscal 2000 to $41.0 million from $52.5 million in the first nine months of fiscal 1999. The majority of this decline is associated with the decline in government demand.

Operating Income: Excluding the impact of businesses sold and the gains on sales of assets, operating income increased from $61.9 million in the first nine months of fiscal 1999 to $86.2 million in the first nine months of fiscal 2000. This represents an improvement of $24.3 million or 39.3 percent. As highlighted in the discussion of EBITDA from continuing segments, the increase is attributable to: (1) the date of the DFVC and Agripac acquisitions; (2) current market conditions; (3) the timing of spring holidays; and (4) the reductions in production costs achieved as a result of synergistic savings achieved from the DFVC Acquisition.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $5.8 million as compared with the first nine months of the prior fiscal year. The change is primarily attributable to the inclusion of the DFVC operation for nine months in fiscal 2000 versus six months in fiscal 1999. In addition, the Agripac acquisition has also been included for nine months in fiscal 2000 and approximately one month in fiscal 1999. This was offset by the decline in brokerage ($1.0 million) and promotional spending ($19.6 million) associated with the third quarter reduction in net sales. In addition, Agrilink Foods has experienced benefits from a reduction in selling expenses of approximately $6.0 million due to restructuring and consolidation efforts.

Gains on Sales of Assets: On December 17, 1999, Agrilink Foods sold the Cambria, Wisconsin facility to Del Monte. Agrilink Foods received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction.

On January 29, 1999, Agrilink Foods sold the Adams brand peanut butter operation to the J.M. Smucker Company. Agrilink Foods received proceeds of approximately $13.5 million which were applied to the New Credit Facility. A gain of approximately $3.5 million was recognized on this transaction in the third quarter of fiscal 1999.

In conjunction with the DFVC Acquisition, Agrilink Foods sold its aseptic operation to Dean Foods in fiscal 1999. The final purchase price of $80 million was determined in the third quarter of fiscal 1999 based upon an appraisal performed by an independent appraiser.

Restructuring: Implementation of a corporate-wide restructuring program resulted in a charge of $5.0 million in the third quarter of fiscal 1999. See NOTE 5 to the "Notes to Consolidated Financial Statements."

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture formed between Agrilink Foods and Flanagan Brothers, Inc. on July 1, 1997. There has been no significant change in the operations of the joint venture for the first nine months of fiscal 2000 compared with the first nine months of fiscal 1999.

Interest Expense: Interest expense increased $17.6 million to $64.6 million in the first nine months of fiscal 2000 from $47.0 million in the first nine months of fiscal 1999. This increase is associated with additional debt utilized to finance the DFVC and Agripac acquisitions and higher levels of seasonal borrowings to fund additional working capital requirements associated with the increase in the Cooperative's size. In addition, an increase in interest expense is associated with an overall increase in interest rates experienced throughout fiscal 2000 as a result of prevailing market conditions.

Amortization of Debt Issue Costs Associated with the Bridge Facility: In order to consummate the DFVC Acquisition, Agrilink Foods entered into a $200 million bridge loan facility (the "Subordinated Bridge Facility"). The Subordinated Bridge Facility was repaid with the proceeds from the new senior subordinated note offering (see NOTE 2 - "Acquisitions"). Debt issuance costs associated with the Subordinated Bridge Facility were $5.5 million and were fully amortized during the second quarter of fiscal 1999.

Tax Provision: The provision for taxes decreased $21.6 million to $6.7 million in the first nine months of fiscal 2000 from $28.3 million in the first nine months of fiscal 1999. Of this decrease, $25.2 million is attributable to the provision associated with the fiscal 1999 gain on sale of the aseptic operations. The amount was offset by a $2.1 million benefit associated with the amortization of debt issue costs associated with the Bridge Facility. The remaining variance was impacted by the improvement in earnings before tax. The Cooperative's effective tax rate is impacted by the net proceeds distributed to members and non-deductibility of certain amounts of goodwill.

Extraordinary Item Relating to the Early Extinguishment of Debt: Concurrently with the DFVC Acquisition, Agrilink Foods refinanced its existing indebtedness, including its 12 1/4 percent Senior Subordinated Notes due 2005 (see NOTE 2 - "Acquisitions") and its then existing bank debt. Premiums and breakage fees associated with early redemptions and other fees incurred amounted to $18.0 million (net of income taxes of $10.4 million) and were recognized in the first quarter of fiscal 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Unaudited Consolidated Statement of Cash Flows" for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999.

Net cash used in operating activities increased $11.2 million over the first nine months of the prior fiscal year. This increase primarily results from an increase in inventories due to the decline in net sales resulting from lower consumer demand. This variance is offset by variances within accounts payable and other accruals due to the timing of liquidation of outstanding balances.

Net cash used in investing activities in the first nine months of fiscal 1999 was impacted by the DFVC and Agripac acquisitions and the difference in asset sales. The purchase of property, plant and equipment increased $8.7 million to $22.1 million for the first nine months of fiscal 2000 from $13.4 million for the first nine months of fiscal 1999. The increase was primarily utilized to support additional operating facilities acquired in conjunction with the DFVC and Agripac acquisitions and was for general operating purposes.

Net cash provided by financing activities in the first nine months of fiscal 1999 was significantly impacted by the DFVC Acquisition and the activities completed concurrent with the acquisition to refinance existing indebtedness.

AGRILINK FOODS DEBT

Borrowings: Under Agrilink Foods' New Credit Facility, Agrilink Foods is able to borrow up to $200 million for seasonal working capital purposes under the Revolving Credit Facility. The Revolving Credit Facility may also be utilized in the form of letters of credit.

As of March 25, 2000, (i) cash borrowings outstanding under the Revolving Credit Facility were $79.6 million, (ii) there were $14.5 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $105.9 million. Agrilink Foods believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

Certain financing arrangements require that Pro-Fac and Agrilink Foods meet certain financial tests and ratios and comply with certain restrictions and limitations. As of March 25, 2000, Pro-Fac and Agrilink Foods are in compliance with all such covenants, restrictions, and limitations.

Interest Rate Risk Management: The Cooperative is subject to market risk from exposure to changes in interest rates based on its financing activities. Agrilink Foods has entered into certain financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. More specifically, Agrilink Foods has entered into two interest rate swap agreements with the Bank of Montreal. The agreements provide for fixed interest rate payments by Agrilink Foods in exchange for payments received at the three-month LIBOR rate.

The following is a summary of Agrilink Foods' interest rate swap agreements:

                                                      March 25, 2000

Interest Rate Swap:
Variable to Fixed - notional amount                    $250,000,000
   Average pay rate                                    4.96 - 5.32%
   Average receive rate                                    6.00%
   Maturities through                                      2001

Agrilink Foods had a two-year option to extend the maturity date on one of the interest rate swap agreements with a notional amount of $100,000,000. On June 8, 1999, Agrilink Foods sold this option to Bank of Montreal for approximately $2,050,000. The gain resulting from the sale is being recognized over the remaining life of the interest rate swap.

While there is potential that interest rates will fall, and hence minimize the benefits of Agrilink Foods' hedge position, it is Agrilink Foods' position that on a long-term basis, the possibility of interest rates increasing exceeds the likelihood of interest rates decreasing. Agrilink Foods will, however, monitor market conditions to adjust its position as it considers necessary.

AGRIFROZEN DEBT

Borrowings: Under AgriFrozen's CoBank Credit Facility, AgriFrozen is able to borrow up to $55.0 million for seasonal working capital purposes under the CoBank Revolving Credit Facility.

As of March 25, 2000, (i) cash borrowings outstanding under the CoBank Revolving Credit Facility were $46.0 million, and (ii) additional availability under the CoBank Revolving Credit Facility, after taking into account the amount of borrowings, was $9.0 million. AgriFrozen believes that the cash flow generated by operations and the amounts available under the CoBank Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

AgriFrozen's obligations are not guaranteed by Pro-Fac or Agrilink Foods and are expressly nonrecourse as to Pro-Fac and Agrilink Foods.

Certain financing arrangements require that AgriFrozen meet certain financial tests and ratios and comply with certain restrictions and limitations. As of March 25, 2000, AgriFrozen was in compliance with or has obtained waivers for all such covenants, restrictions, and limitations.

OTHER MATTERS

Restructuring: During the third quarter of fiscal 1999, Agrilink Foods completed a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits (which are estimated to improve annual earnings by approximately $8.0 million). Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel include operational and administrative positions. Of this charge, $2.6 million has been liquidated to date, and the remaining termination benefits are anticipated to be liquidated within the next 12 months.

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

Management believes that the decrease in consumer demand may result in an increased supply of inventory throughout the industry. Accordingly, management anticipates sales and pricing, consistent with prior years, may be negatively impacted during the fourth quarter.

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

All material costs associated with Agrilink Foods' Year 2000 compliance project were covered under its service agreement with Systems and Computer Technology Corporation ("SCT"). Agrilink Foods' ten-year agreement with SCT is currently valued at $50 million and is for SCT's OnSite outsourcing services, which includes assistance in solving the Year 2000 issue. These amounts have been funded through operating cash flows.

Prior to AgriFrozen's acquisition of Agripac's frozen vegetable processing business, the Cooperative conducted an analysis of Agripac's associated computer hardware and software systems. Based on this analysis, AgriFrozen replaced its computer hardware with year 2000 ready hardware and has entered into a sublease with Agrilink Foods pursuant to which it licenses Agrilink Foods' software systems. Costs of $0.7 million associated with AgriFrozen's Year 2000 compliance project were primarily covered under its service agreement with EDS or internal resources. These amounts have been funded through operating cash flows.

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

|X|  the impact of changes in consumer demand;

|X|  the impact of weather on the volume and quality of raw product;

|X|  the  inherent  risks  in  the  marketplace   associated  with  new  product
     introductions, including uncertainties about trade and consumer acceptance;

|X| the continuation of the Cooperative's progress in integrating operations (including whether the anticipated cost savings in connection with its acquisitions will be realized and the timing of any such realization), and the availability of acquisition and alliance opportunities;

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

                           PART II. OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

During January 2000, the Cooperative issued shares of its Class A Cumulative Preferred Stock in exchange for shares of its Non-cumulative Preferred Stock, on a share-for-share basis. Such exchange is exempt from registration under Section 3(a)(9) of the Securities Act of 1933. The date and amount of the exchange is set forth below:

                 Date             Number of Shares           Value of Shares

           January 8, 2000             2,106                      $56,650


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The regional membership meetings for the members of Pro-Fac were held as follows:

        Date          Region/District               City/State

 February 28, 2000           I/3             Johnstown, Pennsylvania
 February 1, 2000         I/1 and I/2        Rochester, New York
 February 15, 2000          II/2             Havana, Illinois
 February 16, 2000          II/2             Ridgway, Illinois
 February 17, 2000           III             Columbus, Nebraska
 February 9, 2000            IV              Mt. Vernon, Washington
 February 8, 2000            IV              Albany, Oregon
 February 11, 2000            V              Montezuma, Georgia
 February 29, 2000          II/1             Holland, Michigan

     (b) Peter Call, Robert A. DeBadts, Steven D. Koinzan, Allan W. Overhiser, and Darell D. Sarff were elected directors for a three-year term as a result of the elections at the regional meetings held in February 2000. The following is a list of the remaining directors whose terms of office continued after the regional meetings.

                                Name Term Expires

             Tom Croner                     2001
             Dale Burmeister                2001
             Kenneth Dahlstedt              2001
             Glen Lee Chase                 2002
             Bruce Fox                      2002
             Kenneth Mattingly              2002
             Paul Roe                       2002


          Following are the voting results from the regional meetings:

                                         Votes Cast For     Votes Cast Against

             Peter Call                       77                    62*
             Robert A. DeBadts                52                     0
             Steven D. Koinzan                18                     0
             Allan W. Overhiser               76                     0
             Darell D. Sarff                  30                     0

          Other candidates:
                                         Votes Cast For

          * James Vincent                      62

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit Number                  Description

    27         Financial Data Schedule

     (b)       Reports on Form 8-K:

                No reports on Form 8-K were filed in the third quarter of fiscal 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PRO-FAC COOPERATIVE, INC.



Date:    May 8, 2000                  BY:/s/     Earl L. Powers
         -----------                         -------------------------------
                                                     EARL L. POWERS
                                               VICE PRESIDENT FINANCE AND
                                                  ASSISTANT TREASURER
                                           (Principle Financial Officer and
                                             Principle Accounting Officer)