Form 10-Q/A
period 1999-09-25
PRO FAC COOPERATIVE INC
filed 2000-07-12
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-Q/A


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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 10-Q

     (a) Exhibits

           Exhibit Number                 Description


                10.1         First Amendment to Credit Agreement

                10.2         Second Amendment to Credit Agreement

                10.3         Third Amendment to Credit Agreement

                10.4         Fourth Amendment to Credit Agreement

                10.5         Fifth Amendment to Credit Agreement

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



Date:    July 12, 2000              BY: /s/   Stephen R. Wright
         ----------------               --------------------------------
                                              STEPHEN R. WRIGHT
                                               GENERAL MANAGER




Date:      July 12, 2000            BY: /s/   Earl L. Powers
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