Form 10-K
period 2000-06-24
PRO FAC COOPERATIVE INC
filed 2000-09-15
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    Form 10-K

  (Mark One)
     [X]        Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     For the Fiscal Year Ended June 24, 2000

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

                                    YES   X      NO
                                        ------

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant as of August 26, 2000
                        Class A Common Stock: $10,664,905
                        Class B Common Stock: $         0

(based upon par value of shares since there is no market for the Registrant's common stock)

Number of common shares outstanding at August 26, 2000:

                        Class A Common Stock: 2,132,981
                        Class B Common Stock:   723,229

                         FORM 10-K ANNUAL REPORT - 2000

                            PRO-FAC COOPERATIVE, INC.

                                TABLE OF CONTENTS

                                     PART I

                                                                                                                PAGE


ITEM  1.    Description of Business
                Cautionary Statement on Forward-Looking Statements..........................................      3
                General Development of Business.............................................................      3
                Narrative Description of Business...........................................................      5
                Financial Information About Industry Segments...............................................      7
                Packaging and Distribution..................................................................      7
                Trademarks..................................................................................      7
                Raw Material Sources........................................................................      7
                Environmental Matters.......................................................................      8
                Seasonality of Business.....................................................................      8
                Practices Concerning Working Capital........................................................      9
                Significant Customers.......................................................................      9
                Backlog of Orders...........................................................................      9
                Business Subject to Government Contracts....................................................      9
                Competitive Conditions......................................................................      9
                Market and Industry Data....................................................................     10
                New Products and Research and Development...................................................     10
                Employees...................................................................................     10
ITEM  2.    Description of Properties.......................................................................     10
ITEM  3.    Legal Proceedings...............................................................................     11
ITEM  4.    Submission of Matters to a Vote of Security Holders.............................................     11

                                     PART II

ITEM  5.    Market for Registrant's Common Stock and Related Security Holder Matters........................     12
ITEM  6.    Selected Financial Data.........................................................................     13
ITEM  7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........     14
ITEM  7A.   Quantitative and Qualitative Disclosures About Market Risk......................................     25
ITEM  8.    Financial Statements and Supplementary Data.....................................................     25
ITEM  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............     55

                                    PART III

ITEM 10.    Directors and Executive Officers of the Registrant..............................................     56
ITEM 11.    Executive Compensation..........................................................................     59
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management..................................     61
ITEM 13.    Certain Relationships and Related Transactions..................................................     63

                                     PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................     65
            Signatures......................................................................................     69

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

              CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") makes oral and written statements that may constitute
"forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the
forward-looking   information  contained  in  the  Management's  Discussion  and
Analysis (pages 14 to 24) and other statements made in this Form 10-K and in other filings with the SEC.

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

     the impact of changes in consumer demand;

     the impact of weather on the volume and quality of raw product;

     the inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance;

     the continuation of the Cooperative's success in integrating operations (including the realization of anticipated synergies in operations and the timing of any such synergies) and the availability of acquisition and alliance opportunities;

     the Cooperative's ability to achieve the gains in productivity and improvements in capacity utilization; and

     the Cooperative's ability to service debt.

                         GENERAL DEVELOPMENT OF BUSINESS

Pro-Fac Cooperative, Inc. is an agricultural cooperative corporation formed in 1960 under the Cooperative Corporation Laws of New York to process and market crops grown by its members. Unless the context otherwise requires, the terms "Cooperative" and "Pro-Fac" refer to Pro-Fac Cooperative, Inc. and its subsidiaries. On March 1, 2000, the Cooperative announced it will being doing business as Agrilink. In addition, the board of directors of Agrilink Foods, Inc., a wholly-owned subsidiary of the Cooperative, and Pro-Fac have agreed to conduct joint meetings, coordinate their activities, and to act on a consolidated basis. Although Pro-Fac Cooperative, Inc. will continue to be the legal entity of the Cooperative, with the same structure and regulations required by bank credit agreements and bond indentures, and with the same stock symbol, "PFACP," it will be presented as Agrilink for all other communications. Pro-Fac's Class A Cumulative preferred stock is listed on the Nasdaq National Marketing System.

Pro-Fac crops include fruits (cherries, apples, blueberries, peaches, and plums), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, asparagus, potatoes, turnip roots, and leafy greens), and popcorn. Only growers of crops marketed through Pro-Fac (or associations of such growers) can become members of Pro-Fac; a grower becomes a member of Pro-Fac through the purchase of common stock. Pro-Fac's membership is divided into two separate classes. Members owning shares of Class A common stock are Class A members, and members owning shares of Class B common stock are Class B members. Class A members are members who deliver raw product for sale and processing at the facilities of Agrilink Foods. There are approximately 626 Class A members, consisting of individual growers or of associations of growers, located principally in the states of New York, Delaware, Pennsylvania, Illinois, Michigan, Washington, Oregon, Iowa, Nebraska, Florida, and Georgia.

There are approximately 150 Class B members who deliver raw product for sale and processing at AgriFrozen Foods, a subsidiary of Pro-Fac. These growers are located in the states of Oregon and Washington.

Agrilink Foods, Inc. ("Agrilink Foods"), incorporated in New York in 1961, is a producer and marketer of processed food products. Agrilink Foods has four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales is within the United States. In addition, all of Agrilink Foods' operating facilities, excluding one in Mexico, are within the United States.

On November 3, 1994, Pro-Fac acquired Agrilink Foods, and Agrilink Foods became a wholly-owned subsidiary of Pro-Fac. Pro-Fac and Agrilink Foods have a long-standing contractual relationship pursuant to which Pro-Fac provides crops and financing to Agrilink Foods, Agrilink Foods provides a market and management to Pro-Fac, and Pro-Fac shares in the profits of Agrilink Foods. Upon consummation of the acquisition, Pro-Fac and Agrilink Foods entered into the Pro-Fac Marketing and Facilitation Agreement (the "Pro-Fac Marketing Agreement").

The Pro-Fac Marketing Agreement provides for Pro-Fac to supply crops and additional financing to Agrilink Foods, for Agrilink Foods to provide a market and management services to Pro-Fac, and for Pro-Fac to share in the profits and losses of Agrilink Foods. Pro-Fac is required to reinvest at least 70 percent of any additional patronage income in Agrilink Foods. To preserve the independence of Agrilink Foods, the Pro-Fac Marketing Agreement also requires that certain of the directors of Agrilink Foods be individuals who are not employees or shareholders of, or otherwise affiliated with, Pro-Fac or Agrilink Foods ("Disinterested Directors") and requires that certain decisions be approved by the Disinterested Directors.

Additional patronage income received by Pro-Fac is deductible to Pro-Fac for federal tax purposes only to the extent distributed to its members. Pro-Fac may make this distribution to its members through a combination of cash and retains as long as a minimum of 20 percent of the amount is paid in cash as required by federal tax law. Pro-Fac has historically paid its members between 20 percent and 30 percent of additional patronage income in cash and the remaining portion in retains. Funds made available by the distribution of retains to members in lieu of cash have historically been reinvested by Pro-Fac in Agrilink Foods. See further discussion of the relationship with Pro-Fac in NOTE 2 to the "Notes to Consolidated Financial Statements."

Dean Foods Vegetable Company: On September 24, 1998, Agrilink Foods acquired the Dean Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "DFVC Acquisition"). In connection with the DFVC Acquisition, Agrilink Foods sold its aseptic business to Dean Foods. Agrilink Foods paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Dean Foods Subordinated Promissory Note"), as consideration for the DFVC Acquisition. Agrilink Foods had the right, exercisable until July 15, 1999, to require Dean Foods, jointly with Agrilink Foods, to treat the DFVC Acquisition as an asset sale for tax purposes under Section 338(h)(10) of the Internal Revenue Code. On April 15, 1999, Agrilink Foods paid $13.2 million to Dean Foods and exercised the election.

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

Concurrently with the DFVC Acquisition, Agrilink Foods refinanced its then existing indebtedness (the "Refinancing"), including its 12 1/4 percent Senior Subordinated Notes due 2005 (the "Old Notes") and its then existing bank debt. On August 24, 1998, Agrilink Foods commenced a tender offer (the "Tender Offer") for all the Old Notes and a consent solicitation to certain amendments under the indenture governing the Old Notes to eliminate substantially all the restrictive covenants and certain events of default therein. Substantially all of the $160 million aggregate principal amount of the Old Notes were tendered and purchased by Agrilink Foods for aggregate consideration of approximately $184 million, including accrued interest of $2.9 million. Agrilink Foods also terminated its then existing bank facility (including seasonal borrowings) and repaid $176.5 million, excluding interest owed and breakage fees outstanding thereunder. Agrilink Foods recognized an extraordinary charge of $18.0 million (net of income taxes) in the first quarter of fiscal 1999 relating to this refinancing.

In order to consummate the DFVC Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink Foods: (i) entered into a new credit facility (the "New Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods. The Bridge Facility was repaid during November of 1998 principally with the proceeds from a new Senior Subordinated Note Offering (the "New Notes"). See NOTE 5 to the "Notes to Consolidated Financial Statements - Debt - Senior Subordinated Notes - 11-7/8 Percent due 2008." Debt issue costs of $5.5 million associated with the Bridge Facility were expensed during the quarter ended December 26, 1998.

The New Credit Facility and the New Notes restrict the ability of Pro-Fac to amend the Pro-Fac Marketing Agreement. The New Credit Facility and the New Notes also restrict the amount of dividends and other payments that may be made by Agrilink Foods to Pro-Fac.

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

The contractual relationship between AgriFrozen and Pro-Fac is defined in a marketing and facilitation agreement between the two companies (the "AgriFrozen Marketing Agreement"). Under that agreement, AgriFrozen purchases raw products from Pro-Fac and processes and markets the finished products. AgriFrozen will pay Pro-Fac commercial market value ("CMV") for the crops supplied by Pro-Fac. In addition, in any year in which AgriFrozen has earnings, AgriFrozen will distribute such earnings to members of Pro-Fac. However, in the event AgriFrozen experiences any losses, AgriFrozen deducts the losses from the total CMV payable to Pro-Fac. The agreement permits AgriFrozen to pay 20 percent of any additional earnings in cash and retain 80 percent as working capital.

                        NARRATIVE DESCRIPTION OF BUSINESS

The Cooperative sells products in three principal categories: (i) "branded" products, which are sold under various trademarks, (ii) "private label" products, which are sold to grocers who in turn use their own brand names on the products and (iii) "food service" products, which are sold to food service institutions such as restaurants, caterers, bakeries, and schools. In fiscal 2000, approximately 59 percent of the Cooperative's net sales were branded and the remainder divided between private label and food service/industrial. The Cooperative's branded products are listed under the "Trademarks" section of this report. The Cooperative's private label products include canned and frozen vegetables, salad dressings, salsa, fruit fillings and toppings, Southern frozen vegetable specialty products, and frozen breaded and battered products which are sold to customers such as Albertson's, Kroger, Fleming, Piggly Wiggly, Wal-Mart/Sam's, Safeway, SuperValu, Topco, Wegmans and Winn-Dixie. The Cooperative's food service/industrial products include salad dressings, fruit fillings and toppings, canned and frozen vegetables, frozen Southern specialties, frozen breaded and battered products, and canned and frozen fruit, which are sold to customers such as Alliant Food Service, Borden's, Church's, Disney, Food Service of America, KFC, MBM, McDonald's, PYA, and SYSCO.

The Cooperative has four primary product lines: vegetables, fruits, snacks, and canned meals. A description of the Cooperative's four primary product lines follows:

Vegetables: The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Additional products include value-added items such as frozen vegetable blends, and southern-specialty products such as black-eyed peas, okra, Southern squash, Southern specialty side dishes, and stewed tomatoes. Branded products within the vegetable product line include Birds Eye, Birds Eye Voila!, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. In fiscal 2000, vegetable product line net sales represented approximately 70 percent of the Cooperative's total net sales. Within this product line net sales of approximately 56 percent represented branded products, 17 percent represented private label products and 27 percent represented food service/industrial products.

On June 23, 2000, Agrilink Foods sold its pickle business based in Tacoma, Washington to Dean Pickle and Specialty Products Company, a subsidiary of Dean Foods. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. Agrilink Foods will continue to contract pack Nalley and Farman's pickle products for a period of two years at the existing Tacoma processing plant which Agrilink Foods will operate. Under a related agreement, the Cooperative will supply raw cucumbers grown in the Northwestern United States to Dean Pickle and Specialty Products Company, for a minimum 10-year period at market pricing.

On December 17, 1999, Agrilink Foods sold its Cambria, Wisconsin processing facility to Del Monte. This facility was primarily utilized for canning operations.

On November 8, 1999, Agrilink Foods sold its Midwest private label canned vegetable business to Seneca Foods. Included in this transaction was the Arlington, Minnesota facility. This sale did not include Agrilink Foods' retail branded canned vegetables Veg-All and Freshlike.

On September 24, 1998, Agrilink Foods acquired the DFVC frozen and canned vegetable businesses. DFVC was one of the leading processors of vegetables in the United States selling its products under well-known brands such as Birds Eye, Freshlike, and Veg-All, and various private labels.

Effective March 30, 1998, Agrilink Foods acquired the majority of assets and the business of DelAgra Corp. of Bridgeville, Delaware. DelAgra Corp. was a producer of private label frozen vegetables.

In the fall of 1997, Agrilink Foods was named the sole supplier of frozen vegetables for all Sam's club stores across the United States. Shipments began in the fourth quarter of fiscal 1998, and full distribution occurred in fiscal 1999.

Effective July 1, 1997, Agrilink Foods and Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company LLC, operates as a New York limited liability company with ownership and earnings divided equally between the two companies. This joint venture includes the Silver Floss and Krrrrisp Kraut brands.

Fruits: The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The Cooperative is a major supplier of branded and private label fruit fillings to retailers and food service institutions such as restaurants, caterers, bakeries, and schools. In fiscal 2000, fruit product line net sales represented approximately 9 percent of the Cooperative's total net sales. Within this product line net sales of approximately 55 percent represented branded products, 13 percent represented private label products, and 32 percent represented food service/industrial products.

Snacks: The snacks product line consists of several varieties of potato chips including regular and kettle fried, as well as popcorn, cheese curls, snack mixes, and other corn-based snack items. Kettle fried potato chips produce a potato chip that is thicker and crisper than other potato chips. Items within this product line are marketed primarily in the Pacific Northwest, Midwest and Mid-Atlantic states. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Pops-Rite, and Super Pop. In fiscal 2000 snacks net sales represented approximately 7 percent of the Cooperative's total net sales. Within this product line, net sales of approximately 93 percent represented branded products, 5 percent represented private label products, and 2 percent represented food service/industrial products.

Effective June 24, 2000, Agrilink Foods acquired the Flavor Destinations trademark for snack items and will manufacture and market this regional brand through its Tim's Cascade Chips business in Auburn, Washington.

Effective July 21, 1998, Agrilink Foods acquired J.A. Hopay Distributing Co., Inc. ("Hopay") of Pittsburgh, Pennsylvania. Hopay was a former distributor for Snyder of Berlin products.

Effective March 10, 1998, Agrilink Foods acquired the majority of the assets and the business of C&O Distributing Company ("C&O") of Canton, Ohio. C&O was a former distributor for Snyder of Berlin products.

Canned Meals: The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Items within this product line are marketed primarily in the Pacific Northwest. Branded products within the canned meal category include Nalley. Within this product line, net sales of approximately 75 percent represented branded products, 20 percent represented private label products, and 5 percent represented food service/industrial products. In fiscal 2000 canned meals net sales represented approximately 5 percent of the Cooperative's total net sales.

Other: Agrilink Foods' other product line primarily represents salad dressings. Branded products within this category include Bernstein's and Nalley. In fiscal 2000, other net sales represented approximately 4 percent of the Cooperative's total net sales.

On January 29, 1999, the Company sold the Adams brand peanut butter operations to the J. M. Smucker Company.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The business of the Cooperative is principally conducted in four industry segments: vegetables, fruits, canned meals, and snacks. The financial statements for the fiscal years ended June 24, 2000, June 26, 1999, and June 27, 1998, which are included in this report, reflect the information relating to those segments for each of the Cooperative's last three fiscal years.

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

Effective March 31, 1998, Agrilink Foods entered into a multiyear logistic agreement under which GATX Logistics provides freight management, packaging and labeling services, and distribution support to and from production facilities owned by Agrilink Foods in and around Coloma, Michigan. The agreement included the sale of Agrilink Foods' labeling equipment and distribution center.

On June 27, 1997, Americold acquired Agrilink Foods' frozen foods distribution center in Montezuma, Georgia. In addition, the two companies entered into a long-term logistics agreement under which Americold manages this facility and all frozen food transportation operations of Agrilink Foods in Georgia and New York.

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

Product Line                                                               Brand Name

Vegetables                 Birds Eye, Voila! (1), Freshlike, Veg-All, Brooks, Chill-Ripe, Comstock, Greenwood, McKenzie's,
                           McKenzie's Gold King, Southern Farms, Southland, Farman's, Nalley, Pixie, Thank You, Silver Floss(2),
                           Krrrrisp Kraut(2)

Fruits                     Birds Eye, Chill-Ripe, Comstock, Globe, McKenzies, Orchard Farm, Orchard Fresh, Pixie, Southern Farms,
                           Thank You, West Bay, Wilderness, Tropic Isle

Snacks                     Snyder of Berlin, Thunder Crunch, Tim's Cascade Chips, Husman, La Restaurante, Erin's, Naturally Good,
                           Beehive, Pops-Rite, Savoral, Super Pop, Flavor Destinations

Canned Meals               Nalley, Mariners Cove, Riviera

Other                      Bernstein's, Nalley

(1)  An application has been filed and registration is pending.

(2)  Represent trademarks of Great Lakes Kraut Company, LLC.  Agrilink Foods owns a 50 percent interest in this joint venture.


                              RAW MATERIAL SOURCES

Agrilink Foods acquired approximately 55 percent of the raw agricultural products supplied by Pro-Fac from Class A members of the Cooperative. AgriFrozen acquired approximately 62 percent of the raw agricultural products supplied by Pro-Fac from Class B members of the Cooperative. Agrilink Foods and AgriFrozen also purchased on the open market some crops of the same type and quality as those purchased from Pro-Fac. Such open market purchases may occur at prices higher or lower than those paid to Pro-Fac for similar products. See further discussion of the relationship with Agrilink Foods and AgriFrozen in NOTE 2 to the "Notes to Consolidated Financial Statements."

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

The Cooperative is cooperating with environmental authorities in remedying various minor environmental matters at several of its plants. Such actions are being conducted pursuant to procedures approved by the appropriate environmental authorities at a cost that is not expected to be material.

Expenditures related to environmental programs and facilities have not had, and are not expected to have, a material effect on the earnings of the Cooperative. In fiscal 2000, total capital expenditures of Pro-Fac were $27.0 million of which approximate $0.1 million was devoted to the construction of environmental facilities. The Cooperative estimates that the environmental capital expenditures will be approximately $0.6 million for the 2001 fiscal year. However, there can be no assurance that expenditures will not be higher.

                             SEASONALITY OF BUSINESS

From the point of view of sales, the business of the Cooperative is not highly seasonal, since the demand for its products is fairly constant throughout the year. Exceptions to this general rule include some products that have higher sales volume in the cool weather months (such as canned and frozen fruits and vegetables, chili, and fruit fillings and toppings), and others that have higher sales volume in the warm weather months (such as potato chips and salad dressings). Since many of the raw materials processed by Agrilink Foods and AgriFrozen are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the harvest seasons of such crops.

                           PRACTICES CONCERNING WORKING CAPITAL

Agrilink Foods and AgriFrozen must maintain substantial inventories throughout the year of finished products produced from seasonal raw materials. These inventories are generally financed through seasonal borrowings.

A Revolving Credit Facility is available to Agrilink Foods and is used primarily for seasonal borrowing, the amount of which fluctuates during the year. A short-term line of credit is also available to AgriFrozen and is also used primarily for seasonal borrowings, the amount of which fluctuates. AgriFrozen's obligations under its line of credit are not guaranteed by Pro-Fac or Agrilink Foods and are expressly non-recourse as to Pro-Fac and Agrilink Foods.

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

                             COMPETITIVE CONDITIONS

All products of the Cooperative, particularly branded products, compete with those of other national and major regional food processors under highly competitive conditions. The principal methods of competition in the food industry are a ready availability of a broad line of products, product quality, price, and advertising and sales promotion.

Quality of product and uniformity of quality are important methods of competition. Sourcing of product from the members of Pro-Fac allows control over the quality and uniformity of much of the raw product that is purchased. The members of Pro-Fac generally operate relatively large production operations with emphasis on mechanized growing and harvesting techniques. This factor is also an advantage in producing uniform, high-quality food products.

The Cooperative's pricing is generally competitive with that of other food processors for products of comparable quality. Branded products are marketed under national and regional brands. In fiscal 2000, marketing programs for national brands focused primarily on Birds Eye Voila! and Birds Eye Baby Vegetables. The national advertising campaign included television, magazines, coupons, and in-store promotions. Marketing programs for regional brands are focused on local tastes and preferences as a means of developing consumer brand loyalty. Regional advertising campaigns included magazines, coupons, and in-store promotions.

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

The percentage of sales under brand names owned and promoted by the Cooperative amount to approximately 59 percent; sales to the food service/industrial represent approximately 25 percent; and private label sales currently represent approximately 16 percent.

It is difficult to estimate the number of competitors in the markets served by the Cooperative. Nearly all products sold by the Cooperative compete with the nationally advertised brands of leading food processors, including Del Monte, Green Giant, Heinz, Frito-Lay, and Kraft, and similar major brands, as well as with the branded and private label products of a number of regional processors, many of which operate only in portions of the marketing area served by the Cooperative.

                            MARKET AND INDUSTRY DATA

Unless otherwise stated in this report, industry and market share data used throughout this Form 10-K was derived from industry sources believed by the Cooperative to be reliable. Such data was obtained or derived from consultants' reports and industry publications. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Cooperative has not independently verified such industry, market share, and brand awareness data and makes no representation to its accuracy.

                    NEW PRODUCTS AND RESEARCH AND DEVELOPMENT

Agrilink Foods operates a technical center located in Green Bay, Wisconsin that is responsible for new product development, quality assurance, and engineering. Approximately 25 employees are employed within this facility. Agrilink Foods follows a four-stage new product development process as follows: screening, feasibility, development, and commercialization. This new product development process ensures input from consumers, customers, and internal functional areas before a new product is brought to market.

The Cooperative also focuses on the development of related products or modifications of existing products for the Cooperative's brands and customized products for the Cooperative's private label and food service businesses.

The amount expensed during the last three fiscal years on Cooperative-sponsored and customer-sponsored research activities relating to the development of new products or the improvement of existing products has not been material.

During fiscal 1999, Birds Eye's Voila!, a frozen all-in-one meal product that includes vegetables, pasta, seasonings, and bite sized pieces of grilled chicken breast in a variety of flavors was introduced. Fiscal 2000 net sales for Birds Eye Voila! were approximately $102.5 million. Fiscal 1999 net sales for Birds Eye Voila! were $74.8 million which reflects nine months of activity due to the date of the DFVC Acquisition.

                                    EMPLOYEES

As of June 24, 2000, the Cooperative had 5,781 full-time employees, of whom 4,106 were engaged in production and the balance in management, sales and administration. As of that date, the Cooperative also employed approximately 2,914 seasonal and other part-time employees, almost all of whom were engaged in production. Most of the production employees are members of various labor unions. The Cooperative believes its current relationship with its employees is good.

ITEM 2.       DESCRIPTION OF PROPERTIES

All plants, warehouses, office space and other facilities used by the Cooperative in its business are either owned by Agrilink Foods, AgriFrozen, or leased from unaffiliated third parties. All of the properties owned by Agrilink Foods and AgriFrozen are subject to mortgages in favor of their respective primary lender. In general, the properties include offices, processing plants and warehouse space. Some processing plants are located in rural areas that are convenient for the delivery of crops. The Cooperative also has dispersed warehouse locations to facilitate the distribution of finished products.
Agrilink Foods and AgriFrozen believe that their facilities are in good condition and suitable for operations.

Agrilink Foods' Alton, New York property is held for sale.

The following table describes all material facilities leased or owned by the Cooperative (other than the properties held for sale, certain public warehouses leased by the Cooperative from unaffiliated third parties from time to time, and facilities owned by Agrilink Foods' joint venture, Great Lakes Kraut Company,
LLC). Except as otherwise noted, each facility set forth below is owned by the Cooperative.

                     FACILITIES UTILIZED BY THE COOPERATIVE

Type of Property (By Product Line)                                         Location                         Square Feet
----------------------------------                                         --------                         -----------
Vegetables:

Warehouse                                                                  Sodus, MI                          243,138
Warehouse and office, public storage facility (1)                          Vineland, NJ                       191,710
Freezing plant, warehouse, office and dry storage                          Barker, NY                         123,600
Freezing plant                                                             Bergen, NY                         138,554
Cold storage and repack facility and public storage warehouse              Brockport, NY                      429,052
Canning plant and warehouse, freezing plant                                Oakfield, NY                       263,410
Office, freezing plant, cold storage and repackaging facility              Montezuma, GA                      591,300
Office, freezing plant and cold storage                                    Alamo, TX                          114,446
Office, freezing plant and cold storage                                    Bridgeville, DE                    104,383

                     FACILITIES UTILIZED BY THE COOPERATIVE

Type of Property (By Product Line)                                         Location                         Square Feet
----------------------------------                                         --------                         -----------
Vegetables (Continued):

Freezing plant and repack plant                                            Celaya, Mexico                     318,620
Freezing plant and distribution center                                     Darien, WI                         348,800
Freezing plant, repack and warehouse                                       Fairwater, WI                      178,298
Repack plant and distribution center                                       Fulton, NY                         263,268
Canning and freezing plant and office                                      Green Bay, WI                      492,446
Canning plant and warehouse                                                Hortonville, WI                     78,000
Freezing plant and repack plant(1)                                         Oxnard, CA                          39,082
Repack plant (1)                                                           San Antonio, TX                     20,445
Freezing plant, warehouse, and office                                      Uvalde, TX                         146,625
Freezing plant, repack and warehouse                                       Watsonville, CA                    207,600
Freezing plant, repack and warehouse                                       Waseca, MN                         258,475
Labeling plant and distribution center (1)                                 Fond du Lac, WI                    330,000
Freezing plant and warehouse                                               Salem, OR                          110,000
Frozen repacking facility, warehouse, and distribution center (1)          Woodburn, OR                       385,000
Office building                                                            Salem, OR                            8,981
Freezing plant, warehouse, and office                                      Walla Walla, WA                    102,000
Freezing and repackaging plant (1)                                         Grandview, WA                       62,069
Receiving and grading station (1)                                          Cornelius, OR                       11,700
Receiving and grading station (1)                                          Mount Vernon, WA                   110,806
Receiving and grading station (1)                                          Aurora, WA                           6,800
Office building, warehouse and tank farm                                   Enumclaw, WA                        87,313
Freezing and repackaging plant, office and dry storage                     Woodburn, OR                       388,000
Plant, warehouse, and tank yards                                           Tacoma, WA                         295,468

Fruits:

Canning plant and warehouse                                                Red Creek, NY                      153,076
Manufacturing plant and warehouse                                          Fennville, MI                      350,000
Canning plant and warehouse                                                Lawton, MI                         142,000

Snacks:

Manufacturing plant                                                        Ridgway IL                          50,000
Distribution and warehouse                                                 North Bend, NE                      50,000
Office, plant and warehouse                                                Berlin, PA                         190,225
Administrative, plant, warehouse and distribution center (1)               Auburn, WA                          34,000
Plant, warehouse and distribution center                                   Auburn, WA                          37,442
Office, plant and warehouse                                                Cincinnati, OH                     113,576
Distribution center                                                        Elwood City, PA                      8,000
Distribution center                                                        Monessen, PA                        10,000
Distribution center                                                        Coraopolis, PA                      15,000
Distribution center                                                        Canton, OH                           8,200

Canned Meals:

Canning plant, warehouse, and distribution center                          Tacoma, WA                         313,488

Other:

Office building, manufacturing plant and warehouse                         Tacoma, WA                         372,164
Parking lot and yards (1)                                                  Tacoma, WA                         305,470
Office Building - Fuller Building (1)                                      Tacoma, WA                          60,000
Headquarters office (1)                                                    Rochester, NY                       76,372

(1)Leased from third parties although certain related equipment is owned by the Cooperative.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK HOLDER MATTERS

There is no trading market for the Cooperative's common stock. Only member/growers of the Cooperative can own shares of common stock. As of June 24, 2000, there were 626 members of Pro-Fac holding shares of Pro-Fac Class A Common Stock and 150 members holding shares of Pro-Fac Class B Common Stock. In fiscal 2000 and 1999, dividends on Class A Common Stock were paid at a rate of 5.0 percent.

The information required by this item is contained in NOTE 9 to the "Notes to Consolidated Financial Statements," at "Quarterly Financial Data," and at "Selected Financial Data."

During fiscal 2000, the Cooperative issued shares of its Class A Cumulative Preferred Stock in exchange for shares for its Non-cumulative Preferred Stock, on a share-for-share basis. Such exchanges are exempt from registration under section 3(a)(9) of the Securities Act of 1933. The dates and amounts of the exchanges are set forth below:

       Date                      Number of Shares         Value of Shares

 January 8, 2000                       2,106                  $  52,650
 April 8, 2000                         1,297                     32,425
 June 23, 2000                         1,832                     45,800
                                     -------                  ---------
   Total                               5,235                  $ 130,875
                                     =======                  =========

The New Credit Facility restricts the amount of dividends and other distributions that may be made by Pro-Fac to its stockholders. The New Notes restrict the amount of dividends and other payments that may be made by Agrilink Foods. See further discussion at "Liquidity and Capital Resources."

The AgriFrozen CoBank Credit Facility and CoBank Subordinated Promissory Note restrict the amount of dividends and other distributions that may be made by AgriFrozen on Class B common stock.

In addition, New York Cooperative Law restricts the amount of annual dividends on common stock to 12 percent per annum.

ITEM 6.       SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Capital Stock Data)

                                                                                     Fiscal Year Ended June
                                                                  ---------------------------------------------------------------
                                                                      2000          1999        1998            1997         1996
                                                                  -----------    ----------  -----------    ----------   ----------
Consolidated summary of operations:
Net sales                                                         $1,268,542     $1,238,946   $  719,665    $  730,823   $  739,094
Cost of sales                                                       (882,861)      (877,438)    (524,082)     (539,081)    (562,926)
                                                                  ----------     ---------    ----------    ----------   ----------
Gross profit                                                         385,681        361,508      195,583       191,742      176,168
Selling, administrative, and general expenses                       (286,562)      (291,395)    (141,739)     (145,214)    (150,901)
Gains on sales of assets                                               6,635         64,734            0         3,565            0
Restructuring                                                              0         (5,000)           0             0       (5,871)
Income from joint venture                                              2,418          2,787        1,893             0            0
                                                                  ----------     ----------   ----------    ----------   ----------
Operating income                                                     108,172        132,634       55,737        50,093       19,396
Interest expense                                                     (83,511)       (67,420)     (30,767)      (36,473)     (41,998)
Amortization of debt issue costs                                           0         (5,500)           0             0            0
                                                                  ----------     ----------   ----------    ----------   ----------
Pretax income/(loss) before extraordinary item, cumulative
  effect of an accounting change, dividends, and allocation of
  net proceeds                                                        24,661         59,714       24,970        13,620      (22,602)
Tax (provision)/benefit                                               (8,497)       (24,746)      (7,840)       (5,529)      13,071
                                                                  ----------     ----------   ----------    ----------   ----------
Income/(loss) before extraordinary item, cumulative effect of an
  accounting change, dividends and allocation of net proceeds         16,164         34,968       17,130         8,091       (9,531)
Extraordinary item relating to the early extinguishment of debt
  (net of income taxes)                                                    0        (18,024)           0             0
Cumulative effect of an accounting change (net of income taxes)            0              0            0         4,606            0
                                                                  ----------     ----------   ----------     ---------   ----------
Net income/(loss)                                                 $   16,164     $   16,944   $   17,130     $  12,697   $   (9,531)
                                                                  ==========     ==========   ==========     =========   ==========
Allocation of Net Proceeds:
--------------------------
   Net income/(loss)                                              $   16,164     $   16,944   $   17,130     $  12,697   $   (9,531)
   Dividends on Class A common and preferred stock                    (7,410)        (6,734)      (6,328)       (5,503)      (8,993)
                                                                  ----------     ----------   ----------     ---------   ----------
   Net proceeds/(deficit)                                              8,754         10,210       10,802         7,194      (18,524)
   Allocation (to)/from earned surplus                                (3,832)       (10,210)      (4,662)       (3,661)      18,524
                                                                  ----------     ----------   ----------     ---------   ----------
   Net proceeds available to Class A members                      $    4,922     $        0   $    6,140     $   3,533   $        0
                                                                  ==========     ==========   ==========     =========   ==========
Allocation of net proceeds available to Class A members:
-------------------------------------------------------
   Payable to Class A members currently (30% of qualified
     proceeds available to Class A members in fiscal 2000 and
      25% in fiscal 1998 and 1997)                                $    1,477     $        0   $    1,535     $     883   $        0

Allocated to Class A members but retained by the Cooperative:
------------------------------------------------------------
   Qualified retains                                                   3,445              0        4,605         2,650            0
                                                                  ----------     ----------    ---------     ---------   ----------
   Net proceeds available to Class A members                      $    4,922     $        0    $   6,140     $   3,533   $        0
                                                                  ==========     ==========    =========     =========   ==========
   CMV related to Class A members                                 $   69,623     $   62,154    $  58,530     $  51,445   $   44,701
                                                                  ==========     ==========    =========    ==========   ==========
   CMV related to Class B members                                 $   14,060
                                                                  ==========
   Total net proceeds allocated to Class A members as a
     percent of CMV*                                                    7.07%          0.00%       10.51%         6.87%        0.00%
                                                                  ==========     ==========    =========    ==========   ==========

   Total net proceeds allocated to Class B members as a
     percent of CMV**                                                   0.00%          0.00%        0.00%         0.00%        0.00%
                                                                  ==========     ==========    =========    ==========   ==========
Balance Sheet Data:
------------------
   Working capital                                                $  260,481     $  237,331    $  94,103    $   75,950   $  103,361
   Ratio of current assets to current liabilities                      1.9:1          1.9:1        1.7:1         1.6:1        1.9:1
   Total assets                                                   $1,187,266     $1,196,479    $ 569,240    $  546,677   $  637,297
   Debt to equity ratio***                                             4.4:1          4.7:1        1.7:1         1.8:1        2.7:1
   Class A common stock                                           $   10,665     $    9,979    $   9,129    $    8,944   $    9,185
   Class B cumulative redeemable Preferred                        $      237     $      261    $     270    $      315   $      334
   Shareholders' and members' capitalization, redeemable stock,
     and common stock                                             $  159,843     $  152,111    $ 141,369    $  132,663   $  126,700

   Total long-term debt and senior subordinated notes (excludes
     current portion and capital leases)                          $  679,205     $  702,322    $ 229,937    $  229,829   $  327,683
Capital Stock Data
   Cash dividends paid per share:
     Class A Common                                               $      .25     $      .25    $     .25    $     0.00   $      .25
     Non-Cumulative Preferred                                     $     1.50     $     1.50    $    1.50    $     1.50   $     1.50
     Class A Cumulative Preferred                                 $     1.72     $     1.72    $    1.72    $     1.72   $     1.29
     Class B Cumulative Preferred                                 $     1.00     $     1.00    $    1.00    $     1.00   $     1.00
   Average Class A common stock investment per Class A member     $   17,037     $   15,471    $  14,399    $   14,333   $   14,419
Number of Class A Common Stock members:                                  626            645          634           624          637
Number of Class B Common Stock members:                                  150              0            0             0            0

* Payment to the members for CMV was 100 percent of deliveries in fiscal 1999 and 90 percent of deliveries in fiscal 1996.

**   Payment to the Class B members for CMV was 89.16 percent of deliveries in fiscal 2000.

***  For  purposes  of  this  calculation,   debt  includes  both  current  and
     non-current  debt, and equity  includes  common stock and  redeemable  preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations and Net Proceeds from fiscal 1998 through fiscal 2000.

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

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop, and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Cooperative's other product line primarily represents salad dressings. Brand products within this category include Bernstein's, and Nalley.

The following tables illustrate the Cooperative's results of operations by product line for the fiscal years ended June 24, 2000, June 26, 1999, and June 27, 1998, and the Cooperative's total assets by product line at June 24, 2000, June 26, 1999, and June 27, 1998.

EBITDA1,2

(Dollars in Millions)

                                                                               Fiscal Years Ended

                                                    June 24, 2000                 June 26, 1999                  June 27, 1998
                                               --------------------          ---------------------          --------------------
                                                              % of                           % of                          % of
                                                  $           Total              $           Total             $           Total
                                               -----          -----          ------          -----          ------         -----

Vegetables                                     101.6           71.1            67.2           62.7           20.3            26.3
Fruits                                          15.7           11.0            10.8           10.1           21.0            27.2
Snack                                            9.8            6.9             5.8            5.4            8.3            10.7
Canned meals                                     8.6            6.0             8.4            7.9            8.6            11.1
Other                                            6.5            4.5             5.3            4.9            1.8             2.3
                                               -----          -----          ------          -----          -----          ------
   Continuing segments                         142.2           99.5            97.5           91.0           60.0            77.6
Businesses sold3                                 0.7            0.5             9.6            9.0           17.3            22.4
                                               -----          -----          ------          -----          -----          ------
     Total                                     142.9          100.0           107.1          100.0           77.3           100.0
                                               =====          =====          ======          =====          =====           =====

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

2 Excludes the gains on sales of assets, the restructuring charge, and the extraordinary item relating to the early extinguishment of debt. See NOTES 1 and 3 to the "Notes to Consolidated Financial Statements."

3  Represents the operating results of operations sold.  See NOTE 3 to the "Notes to Consolidated Financial Statements."

Net Sales
(Dollars in Millions)

                                                                               Fiscal Years Ended
                                                    June 24, 2000                 June 26, 1999                  June 27, 1998
                                               --------------------          ---------------------          --------------------
                                                               % of                          % of                         % of
                                                   $           Total              $          Total            $          Total
                                                -------        -----           -------       -----          -----        -----

Vegetables                                        886.6         69.9             763.1        61.6          233.1         32.4
Fruits                                            110.4          8.7             111.5         9.0          119.7         16.6
Snack                                              87.3          6.9              87.9         7.1           83.7         11.6
Canned meals                                       60.3          4.7              64.2         5.2           64.0          8.9
Other                                              54.5          4.3              73.0         5.9           58.6          8.2
                                                -------       ------           -------       -----          -----        -----
     Continuing segments                        1,199.1         94.5           1,099.7        88.8          559.1         77.7
Businesses sold1                                   69.4          5.5             139.2        11.2          160.6         22.3
                                                -------       ------           -------       -----          -----        -----
     Total                                      1,268.5        100.0           1,238.9       100.0          719.7        100.0
                                                =======       ======           =======       =====          =====        =====

1  Includes net sales of operations sold.  See NOTE 3 to the "Notes to Consolidated Financial Statements."

Operating Income1
(Dollars in Millions)

                                                                               Fiscal Years Ended
                                                    June 24, 2000                 June 26, 1999                  June 27, 1998
                                               --------------------          ---------------------          ------------------
                                                              % of                           % of                          % of
                                                  $           Total              $           Total             $           Total
                                               -----          -----          ------          -----          ------         -----

Vegetables                                      70.8            69.8           46.0            63.0          11.5            20.6
Fruits                                          13.9            13.7            8.4            11.5          17.1            30.7
Snack                                            6.7             6.6            3.3             4.5           6.1            11.0
Canned meals                                     6.7             6.6            6.5             8.9           6.8            12.2
Other                                            4.6             4.5            3.7             5.1          (0.3)           (0.5)
                                               -----          ------         ------          ------         -----          ------
     Continuing segments                       102.7           101.2           67.9            93.0          41.2            74.0
Businesses sold2                                (1.2)           (1.2)           5.1             7.0          14.5            26.0
                                               -----          ------         ------          ------         -----          ------
     Total3                                    101.5           100.0           73.0           100.0          55.7           100.0
                                               =====          ======         ======           =====         =====           =====

1 Excludes the gains on sales of assets, the restructuring charge, and the extraordinary item relating to the early extinguishment of debt. See NOTES 1 and 3 to the "Notes to Consolidated Financial Statements."

2 Represents the operating results of the operations sold. See NOTE 3 to the "Notes to Consolidated Financial Statements."

3 Operating income less interest expense (including the amortization of debt issue costs associated with the Bridge Facility) of $83.5 million, $72.9 million, and $30.7 million for the years ended June 24, 2000, June 26, 1999, and June 27, 1998, respectively, results in pretax income before extraordinary item, dividends, and allocation of net proceeds. Management does not allocate interest expense and corporate overhead to product lines when evaluating product line performance.

Total Assets
(Dollars in Millions)
                                                                            As of Fiscal Years Ended
                                              ----------------------------------------------------------------------------------
                                                    June 24, 2000                 June 26, 1999                  June 27, 1998
                                               --------------------          ---------------------          ---------------------
                                                              % of                           % of                           % of
                                                   $          Total               $          Total             $            Total
                                               -------        -----            -------       -----          ------          -----

Vegetables                                       966.2         81.4              974.1        81.4          300.8            52.8
Fruits                                            79.4          6.7               90.2         7.5           87.5            15.4
Snacks                                            43.5          3.7               40.9         3.4            43.1            7.6
Canned Meals                                      45.7          3.8               46.2         3.9           49.8             8.7
Other                                             52.2          4.4               43.1         3.6           47.4             8.3
                                               -------        -----            -------       -----          -----           -----
   Continuing segments                         1,187.0        100.0            1,194.5        99.8          528.6            92.8
Businesses sold1                                   0.0          0.0                1.1         0.1           37.9             6.7
Assets held for sale                               0.3          0.0                0.9         0.1            2.7             0.5
                                               -------        -----            -------       -----          -----           -----
   Total                                       1,187.3        100.0            1,196.5       100.0          569.2           100.0
                                               =======        =====            =======       =====          =====           =====

1  Includes the assets of operations sold.  See NOTE 3 to the "Notes to Consolidated Financial Statements."

                     CHANGES FROM FISCAL 1999 TO FISCAL 2000

Net income for fiscal 2000 of $16.2 million represented a $0.8 million or 4.7 percent decrease over fiscal 1999 net income of $17.0 million. Comparability of net income is, however, difficult because fiscal 1999 was impacted by gains on sales of assets, a restructuring charge, the amortization of debt issue costs associated with the Subordinated Bridge Facility, and the extraordinary item relating to the early extinguishment of debt. In addition, fiscal 2000 results reflect 12 months of interest expense in the current year versus 9 months in the prior year for the additional debt associated with the DFVC Acquisition which occurred on September 24, 1998 and additional debt associated with the Agripac Acquisition which occurred on February 23, 1999. Accordingly, management believes, to summarize results, an evaluation of EBITDA from continuing operations, as presented on page 14 in the EBITDA table included in this report, is more appropriate because it allows the business to be reviewed in a more consistent manner.

While a further description of net sales and operating income for each of its product lines is outlined below, in summary, EBITDA from continuing segments increased $44.7 million, or 45.8 percent, to $142.2 million in fiscal 2000 from $97.5 million in the prior fiscal year.

The vegetable product line accounts for $34.4 million increase of the overall EBITDA. The improvement was impacted by the date and the results of the DFVC Acquisition, including its impact on the overall percentage of branded sales for the Cooperative and the reduction in product costs resulting from synergistic savings. As a result of the date of the DFVC Acquisition, the operating results of the acquisition have been included for 12 months in fiscal 2000 and for 9 months in fiscal 1999. In addition, as anticipated at the DFVC Acquisition date, a greater percentage of the Cooperative's sales now come from its branded products. The Cooperative's branded products yield a higher margin than its private label and food service categories. The Cooperative has also benefited from a reduction in product costs during fiscal 2000 primarily associated with the synergistic savings achieved from the DFVC Acquisition and other consolidation efforts. Specifically, the Cooperative has benefited from the insourcing of product previously purchased from outside suppliers, staffing reductions, and shipping consolidations. Also, as a result of the Agripac Acquisition, the operating results of this acquisition have been included for 12 months in fiscal 2000 and 4 months in fiscal 1999. Market conditions within the frozen vegetable category caused by lower consumer demand and retail consolidation have, however, offset the increases outlined above. According to industry data, for the last 52-week period ended June 25, 2000, there has been an overall decrease in the total frozen vegetable category of 4.0 percent in unit volume. For the same 52-week period ended June 25, 2000, the decrease in the total frozen vegetable private label category was 4.7 percent unit volume. As management does not anticipate an improvement in the current market conditions in the immediate future, efforts will continue to be focused on cost savings initiatives and innovative go-to-market strategies.

The fruit category showed an increase of approximately $4.9 million. This improvement results from a return to historical pricing strategy and a reduction in promotional spending in fiscal 2000. Fiscal 1999 results also included spending of $0.9 million for a new product launch. No such costs were incurred in fiscal 2000.

Snacks showed an increase of $4.0 million due to changes in product mix. During fiscal 2000, a greater percentage of sales were associated with the potato chip category which carries a higher margin than the Cooperative's popcorn product line. In addition, fiscal

1999 results were impacted by a strike at the Snyder of Berlin facility. This action resulted in incremental costs of approximately $2.5 million in the prior year. The matter was settled in the first quarter of fiscal 2000. Management believes its current relationship with these employees is good.

Canned meals showed a modest increase of $0.2 million due primarily to production efficiencies and a reduction in raw product costs within the chili category.

The other product line, which is primarily comprised of salad dressings, showed an improvement of $1.2 million due to changes in product mix and benefits from reductions in raw product costs.

Net Sales: Total net sales increased $29.6 million or 2.4 percent, to $1,268.5 million in fiscal 2000 from $1,238.9 million in fiscal 1999. Excluding businesses sold, net sales increased by $99.4 million, or 9.0 percent, to $1,199.1 million in fiscal 2000 from $1,099.7 million in fiscal 1999.

The increase in net sales from continuing operations is primarily attributable to an increase of $123.5 million within the vegetable product line. The inclusion of the Birds Eye, Freshlike, and Veg-All brands for 12 months during fiscal 2000 versus nine months of results in fiscal 1999 resulted in incremental sales of approximately $86.2 million. In addition, AgriFrozen accounted for additional net sales of $57.7 million. Excluding this impact, vegetable net sales have declined $20.4 million and, as highlighted above, this decline is primarily attributable to lower consumer demand and retail consolidations which occurred throughout the year.

Net sales for the fruit product line decreased $1.1 million in fiscal 2000 to $110.4 million from $111.5 million in fiscal 1999. While the pie filling category exceeded the prior year, decreases were highlighted within its applesauce category due to competitive pricing within the industry.

Net sales for snacks decreased by $0.6 million in fiscal 2000. Improvements were highlighted in the potato chip category; however, these amounts were offset by declines in popcorn due to both a decrease in volume and pricing.

Net sales for canned meals declined $3.9 million in fiscal 2000 primarily attributable to a decline in sales volume in private label chili.

The other product line, while it primarily consists of dressings, also includes sales from the production of canned products primarily for use by the military and other governmental operations. The majority of the $18.5 million decrease in the other product line is associated with the decline in government demand for these items.

Operating Income: Operating income of $108.2 million in fiscal 2000 decreased approximately $24.4 million from $132.6 million in fiscal 1999. Excluding the impact of businesses sold and other non-recurring items as identified on page 15, operating income from continuing operations increased from $67.9 million in fiscal 1999 to $102.7 million in fiscal 2000. This represents an improvement of $34.8 million or 51.3 percent. As highlighted in the discussion of EBITDA from continuing segments, the increase is attributable to the date of and benefits from the DFVC Acquisition and other repositioning efforts.

Additionally, while the Cooperative experienced significant benefits from its efforts in fiscal 1999 to consolidate warehouses and other logistics operations, the decline in sales resulting from the current industry trend has caused inventory levels to increase. Storage and handling costs associated with the increase in inventory approximated $13 million in fiscal 2000. Management has taken significant steps to mitigate those costs for fiscal 2001 by both reducing crop intake and adopting innovative go-to-market strategies.

Gains on Sales of Assets: On June 23, 2000, Agrilink sold its pickle business based in Tacoma, Washington to Dean Pickle and Specialty Products Company. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. Agrilink received proceeds of approximately $10.3 million which were applied to bank loans ($4.0 million of which was applied to the Term Loan Facility and $6.3 million of which was applied to the Agrilink Foods' Revolving Credit Facility). A gain of approximately $4.3 million was recognized on this transaction.

On July 21, 2000, Agrilink Foods sold the machinery and equipment utilized in the production of pickles and other related products to Dean Pickle and Specialty Products Company. No significant gain or loss was recognized on this transaction. Proceeds of approximately $3.2 million were applied to the Term Loan Facility.

This transaction did not include any other products carrying the Nalley brand name. Agrilink Foods will continue to contract pack Nalley and Farman's pickle products for a period of two years at the existing Tacoma processing plant which Agrilink Foods will operate. Under a related agreement, the Cooperative will supply raw cucumbers grown in the Northwestern United States to Dean Pickle and Specialty Products Company, for a minimum 10-year period at market pricing.

On December 17, 1999 Agrilink Foods announced they had completed the sale of the Cambria, Wisconsin processing facility to Del Monte. The Cooperative received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction. The sale includes an agreement for Del Monte to produce a portion of Agrilink Foods' product needs during the 2000 packing season.

Restructuring: Implementation of a corporate-wide restructuring program resulted in a charge of $5.0 million in the third quarter of fiscal 1999. See NOTE 1 to the "Notes to Consolidated Financial Statements."

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Agrilink Foods and Flanagan Brothers, Inc. on July 1, 1997. The decrease of $0.4 million over the prior year is attributable to the sale of assets. See further discussion at NOTE 3 to the "Notes to Consolidated Financial Statements."

Interest Expense: Interest expense increased $16.1 million to $83.5 million in fiscal 2000 from $67.4 million in fiscal 1999. The increase in interest is, therefore, associated with debt utilized to finance the DFVC and Agripac acquisitions and higher levels of seasonal borrowings to fund additional working capital requirements associated with the increase in the Cooperative's size. As a result of the date of the DFVC Acquisition, interest expense has been included for 12 months in fiscal 2000 and 9 months in fiscal 1999. In addition, as a result of the Agripac acquisition, interest expense has been included for 12 months in fiscal 2000 and 4 months in fiscal 1999. This increase is also associated with an overall increase in prevailing interest rates which occurred over the last year.

Amortization of Debt Issue Costs Associated with the Bridge Facility: In order to consummate the DFVC Acquisition, Agrilink Foods entered into a $200 million bridge loan facility (the "Bridge Facility"). The Bridge Facility was repaid with the proceeds from the new senior subordinated note offering (see NOTE 5 to the "Notes to Consolidated Financial Statements" - "Debt - Senior Subordinated Notes 11-7/8 Percent due 2008"). Debt issuance costs associated with the Bridge Facility were $5.5 million and were fully amortized during the second quarter of fiscal 1999.

Tax Provision: The tax provision of $8.5 million in fiscal 2000 represents a reduction of $16.2 million from the prior year. Of this decrease, $25.2 million is attributable to the provision associated with the fiscal 1999 gain on sale of the aseptic operations and the tax benefit of $2.1 million associated with the amortization of debt issue costs also in fiscal 1999. In fiscal 2000, the sale of certain intangibles in conjunction with the pickle sale negatively impacted the Cooperative's effective tax rate. As previously outlined, the Cooperative's effective tax rate has historically been negatively impacted by the non-deductibility of certain amounts of goodwill. The Cooperative's effective tax rate is also impacted by the net proceeds distributed to members. A further discussion of tax matters is included at NOTE 6 to the "Notes to Consolidated Financial Statements."

Extraordinary Item Relating to the Early Extinguishment of Debt: Concurrently with the DFVC Acquisition, Agrilink Foods refinanced its then existing indebtedness, including its 12 1/4 percent Senior Subordinated Notes due 2005 and its then existing bank debt. Premiums and breakage fees associated with early redemptions and other fees incurred amounted to $18.0 million (net of income taxes of $10.4 million).

                     CHANGES FROM FISCAL 1998 TO FISCAL 1999

The Cooperative's fiscal 1999 results were significantly impacted by two acquisitions. These include the acquisition of the Dean Foods Vegetable Company ("DFVC") and the acquisition of Agripac, Inc. ("Agripac").

On September 24, 1998, Agrilink Foods acquired DFVC, the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "DFVC Acquisition"). In connection with the DFVC Acquisition, Agrilink Foods sold its aseptic business to Dean Foods. Agrilink Foods paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Dean Foods Subordinated Promissory Note"), as consideration for the DFVC Acquisition. After the Acquisition, DFVC was merged into Agrilink Foods. This entity has been one of the leading processors of vegetables in the United States, selling its products under well-known brand names, such as Birds Eye, Birds Eye Voila!, Freshlike and Veg-All, and various private labels.

On February 23, 1999, the Cooperative, through its subsidiary AgriFrozen, acquired the frozen vegetable processing of Agripac. The Cooperative owns 100 percent of the common stock of AgriFrozen; and the Northwest Grows Cooperative, Inc., an Oregon cooperative, owns all of AgriFrozen's preferred stock.

The Cooperative believes that these acquisitions strengthened its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.

Net income for fiscal 1999 of $17.0 million represented a $0.1 million decrease over fiscal 1998 net income of $17.1 million. Comparability of net income is, however, difficult because fiscal 1999 was impacted by acquisitions, gains on sales of assets, a restructuring charge, an increase in interest expense and depreciation expense associated with acquisitions, the amortization of debt issue costs associated with the Subordinated Bridge Facility, and the extraordinary item relating to the early extinguishment of debt.

Accordingly, management believes that to summarize results an evaluation of EBITDA from continuing operations, as presented on page 14 in the EBITDA table included in this report, is more appropriate because it allows the business to be reviewed in a more consistent manner. While a further description of net sales and operating income for each of its product lines is outlined below, in summary, EBITDA from continuing operations increased a net $37.5 million or 62.5 percent, to $97.5 million in fiscal 1999 from $60.0 million in fiscal 1998.

The vegetable product line accounts for $46.9 million of the overall EBITDA increase and is primarily attributable to the DFVC and Agripac acquisitions. While this product line has benefited from the inclusion of the Birds Eye, Freshlike, and Veg-All brands, the category has been negatively impacted by market conditions within the frozen private label segment as a result of lower demand, industry oversupply, and subsequent declines in pricing.

The fruit category showed a decrease of approximately $10.2 million or 48.6 percent and was primarily due to a change in the Agrilink Foods' pricing and promotional strategy within this product line.

Snacks were impacted by competitive pricing within the popcorn product line as an increase in production from foreign countries, such as Argentina, which reduced selling prices. In addition, the potato chip category was negatively impacted by a strike at the Snyder of Berlin facility during the spring of 1999 which resulted in additional costs of approximately $2.5 million.

Canned meals showed a modest decline due primarily to the recognition in fiscal 1998 of a favorable settlement of an outstanding tax claim regarding meat products.

The other product category showed an improvement due primarily to reductions in costs and promotional spending.

Net Sales: Total net sales increased $519.2 million or 72.1 percent, to $1,238.9 million in fiscal 1999 from $719.7 million in fiscal 1998. Excluding businesses sold, net sales increased by $540.6 million, or 96.7 percent, to $1,099.7 million in fiscal 1999 from $559.1 million in fiscal 1998.

The increase in net sales from continuing operations is primarily attributable to an increase of $554.5 million and $28.4 million within the vegetable product line as a result of the DFVC and Agripac acquisitions, respectively. In addition, during fiscal 1998, Agrilink Foods became the sole supplier of frozen vegetables for the Sam's national club stores. Full distribution under this contract was achieved in fiscal 1999. These improvements were offset by a decline in the frozen private label segment. Beginning in January of 1999 and continuing through fiscal 1999, the frozen private label frozen vegetable segment, as reported by several sources, experienced a decline in unit sales of between 7 and 10 percent.

Net sales for the fruit product line decreased $8.2 million in fiscal 1999 to $111.5 million from $119.7 million in fiscal 1998. As a result of a change in pricing and promotional strategy, Agrilink Foods experienced a decline in its branded pie filling volume and an increase in its private label volume throughout fiscal 1999. Management returned to its historic pricing and promotional strategy in fiscal 2000, and improvements in this product line occurred.

Net sales for snacks increased by $4.2 million in fiscal 1999 as a result of unit volume primarily within the potato chip category.

All "other" product categories showed an increase of $14.4 million. This increase is attributable to sales from the production of canned products primarily for use by the military and other governmental operations. This business was obtained through the DFVC acquisition and, thus, there were no such sales in fiscal 1998. This increase was offset by declines within the salad dressings category caused by competitive pressures.

Operating Income: Operating income of $132.6 million in fiscal 1999 increased approximately $76.9 million from $55.7 million in fiscal 1998. Excluding the impact of businesses sold, as identified on page 15, operating income from continuing operations increased from $41.2 million in fiscal 1998 to $67.9 million in fiscal 1999. This represents an improvement of $26.7 million or 64.8 percent.

Vegetables showed improvements of $34.5 million or 300.0 percent. The vegetable product lines obtained through the DFVC and Agripac acquisitions accounted for $54.7 million and $2.1 million of this increase, respectively, while preexisting vegetable operations showed a decline of $22.3 million. The preexisting vegetable operations experienced margin erosion resulting from the downward trend in the private label frozen vegetable market highlighted above. In addition, the reduction in the volume of frozen vegetable product repackaged and sold resulted in a higher per unit cost. Additionally, incremental warehousing costs (storage, handling, and shipping) of approximately $5.0 million were incurred to consolidate the operations of Agrilink Foods' frozen vegetable business as part of the DFVC Acquisition.

Fruits showed a decline of $8.7 million or 50.9 percent from $17.1 million in fiscal 1998 to $8.4 million in fiscal 1999. Pie filling accounted for a decline of $6.1 million due to the change in pricing and promotional strategy discussed above. Applesauce showed declines of $1.4 million due to the reduction in pricing resulting from increased industry supply. The remaining decline resulted from incremental costs associated with a new product launch in fiscal 1999.

Snacks showed a decline of $2.8 million or 45.9 percent from $6.1 million in fiscal 1998 to $3.3 million in fiscal 1999. The decline resulted from costs associated with the strike at the Snyder of Berlin facility of approximately $2.5 million and the competitive pressures within the popcorn category.

Canned meals showed a modest decline due primarily to the recognition in fiscal 1998 of a favorable settlement of an outstanding tax claim regarding meat products.

The other product category showed an improvement due primarily to canned products sold to the military as highlighted above and reductions in costs and promotional spending.

Gains on Sales of Assets: In conjunction with the DFVC Acquisition, Agrilink Foods sold its aseptic business to Dean Foods. The purchase price of $80 million was based upon an appraisal completed by an independent appraiser. The gain on the sale was approximately $61.2 million.

On January 29, 1999, Agrilink Foods sold the Adams brand peanut butter operation to the J.M. Smucker Company. Agrilink Foods received proceeds of approximately $13.5 million which were applied to outstanding bank loans. A gain of approximately $3.5 million was recognized on this transaction.

Restructuring: Implementation of a corporate-wide restructuring program resulted in a charge of $5.0 million in the third quarter of fiscal 1999. See NOTE 1 to the "Notes to Consolidated Financial Statements."

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Agrilink Foods and Flanagan Brothers, Inc. on July 1, 1997. The increase of $0.9 million over the prior year is attributable to increases in volume and improvements in pricing. See further discussion at NOTE 3 to the "Notes to Consolidated Financial Statements."

Interest Expense: Interest expense increased $36.6 million to $67.4 million in fiscal 1999 from $30.8 million in fiscal 1998. This increase is associated with debt utilized to finance the DFVC and Agripac acquisitions and higher levels of seasonal borrowings to fund changes in operating activities due to the increase in the Cooperative's size.

Amortization of Debt Issue Costs Associated with the Bridge Facility: In order to consummate the DFVC Acquisition, Agrilink Foods entered into a $200 million bridge loan facility (the "Bridge Facility"). The Bridge Facility was repaid with the proceeds received from the new senior subordinated note offering (see
NOTE 5 to the "Notes to Consolidated Financial Statements" - "Debt - Senior Subordinated Notes 11-7/8 Percent due 2008"). Debt issuance costs associated with the Bridge Facility were $5.5 million and were fully amortized during the second quarter of fiscal 1999.

Tax Provision: The provision for taxes increased $16.9 million to $24.7 million in fiscal 1999 from $7.8 million in fiscal 1998. Of this net increase, $25.2 million is attributable to the provision associated with the gains on sales of assets. This amount was offset by a $2.1 million tax benefit resulting from the amortization of debt issue costs associated with the Bridge Facility. The remaining variance is impacted by the change in earnings before tax. The Cooperative's effective tax rate is impacted by the net proceeds distributed to members and the non-deductibility of certain amounts of goodwill and certain other intangible assets. A further discussion of tax matters is included at NOTE 6 to the "Notes to Consolidated Financial Statements."

Extraordinary Item Relating to the Early Extinguishment of Debt: Concurrently with the DFVC Acquisition, Agrilink Foods refinanced its then existing indebtedness, including its 12 1/4 percent Senior Subordinated Notes due 2005 and its then existing bank debt. Premiums and breakage fees associated with early redemptions and other fees incurred amounted to $18.0 million (net of income taxes of $10.4 million).

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Consolidated Statement of Cash Flows for fiscal 2000 compared to fiscal 1999.

Net cash used in operating activities of $8.4 million in fiscal 2000 decreased $8.9 million from the fiscal 1999 balance of $17.3 million. This decrease primarily results from variances within accounts payable and other accruals due to the timing of liquidation of outstanding balances. This variance is offset by an increase in inventories due to the decline in net sales resulting from lower consumer demand and retail consolidation.

Net cash used in investing activities was significantly impacted by the DFVC and Agripac acquisitions in fiscal 1999. The purchase of property, plant and equipment increased $3.2 million to $27.0 million in fiscal 2000 from $23.8 million in fiscal 1999. The increase was primarily utilized to support additional operating facilities acquired in conjunction with the DFVC and Agripac acquisitions and was for general operating purposes.

Net cash used in financing activities in fiscal 2000 was primarily associated with mandatory prepayments, including proceeds from the disposition of assets. The financing activities in fiscal 1999 were significantly impacted by the DFVC and Agripac acquisitions and the activities completed concurrently with the acquisition to refinance existing indebtedness.

AGRILINK FOODS DEBT

New Credit Facility (Bank Debt): In connection with the DFVC Acquisition, Agrilink Foods entered into the New Credit Facility with Harris Bank as Administrative Agent, the Bank of Montreal as Syndication Agent, and the lenders thereunder. The New Credit Facility consists of a $200 million Revolving Credit Facility and a $455 million Term Loan Facility. The Term Loan Facility is comprised of the Term A Facility, which has a maturity of five years, the Term B Facility, which has a maturity of six years, and the Term C Facility, which has a maturity of seven years. The Revolving Credit Facility has a maturity of five years. All previous bank debt was repaid in conjunction with the execution of the New Credit Facility.

The New Credit Facility bears interest, at Agrilink Foods' option, at the Administrative Agent's alternate base rate or the London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 2.75 percent for loans under the Term B Facility and (z) 3.00 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 2.75 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 3.75 percent for loans under the Term B
Facility and (z) 4.00 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. The fiscal 2000 weighted-average interest rate of interest applicable to the Term Loan Facility was 9.51 percent. In addition, Agrilink Foods pays a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

Upon consummation of the DFVC Acquisition, Agrilink Foods drew $455 million under the Term Loan Facility, consisting of $100 million, $175 million and $180 million of loans under the Term A Facility, Term B Facility and Term C Facility, respectively. Additionally, Agrilink Foods drew $93 million under the Revolving Credit Facility for seasonal working capital needs and $14.3 million under the Revolving Credit Facility was issued for letters of credit. During December 1998, Agrilink Foods' primary lender exercised its right under the New Credit Facility to transfer $50 million from the Term A Facility to the Term B and Term C Facilities in increments of $25 million.

Utilizing outstanding balances at June 24, 2000, the Term Loan Facility is subject to the following amortization schedule:

(Dollars in Millions)

Fiscal Year    Term Loan A        Term Loan B         Term Loan C        Total
-----------    -----------        -----------         -----------        -----
                               (Dollars in millions)

    2001         $  10.0             $  0.4              $   0.4        $  10.8
    2002            10.0                0.4                  0.4           10.8
    2003            10.0                0.4                  0.4           10.8
    2004             9.2                0.4                  0.4           10.0
    2005             0.0              190.5                  0.4          190.9
    2006             0.0                0.0                195.0          195.0
                 -------             ------              -------        -------
                 $  39.2             $192.1              $197.0         $ 428.3
                 =======             ======              ======         =======

The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the New Credit Facility. During fiscal 2000, Agrilink Foods made mandatory prepayments of $10.0 million from proceeds of the sale of the Cambria facility and the pickle operations. In addition, scheduled principal payments of $8.3 million were made on the Term Loan facilities during fiscal 2000.

Agrilink Foods' obligations under the New Credit Facility are collateralized by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's current and future subsidiaries (excluding AgriFrozen), and (iii) all of Agrilink Foods' rights under the agreement to acquire DFVC (principally indemnification rights) and the Marketing and Facilitation Agreement between Agrilink Foods and Pro-Fac. Agrilink Foods' obligations under the New Credit Facility are guaranteed by Pro-Fac (excluding AgriFrozen) and certain of Agrilink Foods' subsidiaries.

The New Credit Facility contains customary covenants and restrictions on Agrilink Foods' ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The New Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. Under the New Credit Facility, the assets, liabilities, and results of operations of AgriFrozen are not consolidated with Pro-Fac for purposes of determining compliance with the covenants. In August of 1999, Agrilink Foods negotiated an amendment to the original covenants. In conjunction with these amendments, Agrilink Foods has incurred fees of approximately $2.6 million. This is being amortized over the remaining life of the New Credit Facility. Pro-Fac and Agrilink Foods are in compliance with all covenants, restrictions and requirements under the terms of the New Credit Facility as amended.

Senior Subordinated Notes - 11 7/8 Percent (due 2008): To extinguish the Subordinated Bridge Facility used to consummate the DFVC Acquisition, Agrilink Foods issued Senior Subordinated Notes ("New Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the New Notes accrues at the rate of 11-7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The New Notes represent general unsecured obligations of Agrilink Foods, subordinated in right of payment to certain other debt obligations of Agrilink Foods (including Agrilink Foods' obligations under the New Credit Facility). The New Notes are guaranteed by Pro-Fac and certain of Agrilink Foods' subsidiaries.

The New Notes contain customary covenants and restrictions on Agrilink Foods' ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens; (ii) limitations on consolidations, mergers, sales of assets, transactions with affiliates; and
(iii) limitations on dividends and other distributions. Agrilink Foods is in compliance with all covenants, restrictions, and requirements under the New Notes.

Subordinated Bridge Facility: To complete the DFVC Acquisition, Agrilink Foods entered into a Subordinated Bridge Facility (the "Bridge Facility"). During November 1998, the net proceeds from the sale of the New Notes, together with borrowings under the Revolving Credit Facility, were used to repay all the indebtedness outstanding ($200 million plus accrued interest) under the Bridge Facility. The outstanding indebtedness under the Bridge Facility accrued interest at an approximate rate per annum of 10 1/2 percent. Debt issuance costs associated with the Bridge Facility of $5.5 million were fully amortized during the second quarter of fiscal 1999.

Dean Foods Subordinated Promissory Note: As partial consideration for the DFVC Acquisition, Agrilink Foods issued to Dean Foods the Dean Foods Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the stated rates on the note are below market value, Agrilink Foods has imputed the appropriate discount utilizing an effective interest rate of 11-7/8 percent. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by Agrilink Foods of additional subordinated promissory notes identical to the note. Agrilink Foods satisfied this requirement through the issuance of six additional promissory notes each for approximately $0.4 million. Interest accruing after November 22, 2003 is payable in cash. The notes may be prepaid at Agrilink Foods' option without premium or penalty.

The note is expressly subordinate to the New Credit Facility and the New Notes and contains no financial covenants. The note is guaranteed by Pro-Fac.

Senior Subordinated Notes - 12 1/4 Percent Due 2005 ("Old Notes"): In conjunction with the DFVC Acquisition, Agrilink Foods repurchased $159,985,000 principal amount of its Old Notes, of which $160 million aggregate principal amount was previously outstanding. Agrilink Foods paid a total of approximately $184 million to repurchase the Old Notes, including interest accrued thereon of $2.9 million. Holders who tendered consented to certain amendments to the indenture relating to the Old Notes, which eliminated or amended substantially all the restrictive covenants and certain events of default contained in such indenture. Agrilink Foods may repurchase the remaining Old Notes in the future in open market transactions, privately negotiated purchases or otherwise.

AGRIFROZEN DEBT

CoBank Credit Facility(Bank Debt): In connection with the acquisition of Agripac's frozen vegetable processing business, AgriFrozen entered a credit facility with CoBank. The CoBank Credit Facility consists of a $30 million Term Loan Facility and a Revolving Credit Facility both of which mature on June 29, 2002. The Revolving Credit Facility is $55 million for fiscal 2000 and $50 million in each year thereafter.

The CoBank Term Loan Facility bears interest, at AgriFrozen's option, at a fixed or variable rate. The fixed rate represents the CoBank cost of funds plus 4.19 percent. The variable rate represents the CoBank "National Variable Rate," which is a reference rate established by CoBank. In addition, AgriFrozen is obligated to pay a commitment fee calculated at a rate of 0.50 percent per annum on the amount by which the CoBank Revolving Credit Facility commitment exceeds the greater of (i) $50 million or (ii) the average daily aggregate of advances. There is an interest cap, which includes the fees on the CoBank Revolving Credit Facility. The interest rate cap was $1.9 million for the initial period ending June 26, 1999 and is $5.5 million for each subsequent fiscal year.

AgriFrozen's obligations under the CoBank Credit Facility are collateralized by a first-priority lien on substantially all existing or after acquired assets, tangible or intangible, of AgriFrozen.

AgriFrozen's obligations under the CoBank Credit Facility are not guaranteed by Pro-Fac or Agrilink Foods and are expressly nonrecourse as to Pro-Fac and Agrilink Foods.

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

CoBank Subordinated Promissory Note: As partial consideration for the acquisition of Agripac's frozen vegetable processing business, AgriFrozen issued to CoBank the CoBank Subordinated Promissory Note for $12 million aggregate principal amount. Interest on the note is payable quarterly in arrears commencing February 22, 2004 through February 22, 2009 at a rate per annum of 5 percent, and at a rate of 7 percent thereafter. As the stated rates on the note are below market value, AgriFrozen has imputed the appropriate discount utilizing an effective interest rate of 13 percent. Interest accruing for the period from February 22, 2004 through February 22, 2009 is payable in kind through the issuance by AgriFrozen of additional subordinated promissory notes identical to the note. Quarterly principal payments are due commencing March 31, 2009 each equal to 1/40 of the principal balance on March 31, 2009 with a final lump-sum payment due February 22, 2014. The note may be prepaid at AgriFrozen's option without premium or penalty.

The note is expressly subordinate to the CoBank Credit Facility. The note is collateralized by the assets of AgriFrozen, but it is not guaranteed by Pro-Fac or Agrilink Foods and is expressly non-recourse as to Pro-Fac and Agrilink Foods.

Capital Expenditures: Agrilink Foods anticipates that capital expenditures for fiscal years 2001 and 2002 will be approximately $25 million per annum. AgriFrozen anticipates that capital expenditures for fiscal years 2001 and 2002 will be approximately $3.0 million per annum. Both Agrilink Foods and AgriFrozen believe that cash flow from operations and borrowings under their respective bank facilities will be sufficient to meet their respective liquidity requirements for the foreseeable future.

Short- and Long-Term Trends: Throughout fiscal 2000 and 1999, the Cooperative has focused on its core businesses and growth opportunities. During fiscal 1999, Agrilink Foods acquired the frozen and canned vegetable business of Dean Foods. On February 23, 1999, the Cooperative along with Northwest Growers Cooperative, Inc., an Oregon cooperative, purchased the Agripac frozen vegetable processing business. The Cooperative believes that these acquisitions have strengthened its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.

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

Management believes that a decrease in consumer demand has resulted in an increased supply of vegetables throughout the industry. Accordingly, this increase in supply, along with the decline of 4.7 percent in unit volume within the private label frozen vegetable category has negatively impacted the Cooperative's margin in the third and fourth quarters of fiscal 2000 and continues to date.

Supplemental Information on Inflation: The changes in costs and prices within the Cooperative's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by changes caused by inflation.

OTHER MATTERS

Recently Issued Accounting Statements: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, and requires all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending upon the company's underlying rights or obligations associated with the derivative instrument. Agrilink Foods and AgriFrozen are currently investigating the impact of this pronouncement.

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

Prior to AgriFrozen's acquisition of Agripac's frozen vegetable processing business, the Cooperative conducted an analysis of Agripac's associated computer hardware and software systems. Based on this analysis, AgriFrozen replaced its computer hardware with year 2000 ready hardware and has entered into a sublease with Agrilink Foods pursuant to which it licenses Agrilink Foods' software systems. Costs of $0.7 million associated with AgriFrozen's Year 2000 compliance project were primarily covered under its service agreement with EDS or internal resources. These amounts have been funded through AgriFrozen's operating cash flows.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management: The Cooperative is subject to market risk from exposure to changes in interest rates based on its financing activities. Agrilink Foods has entered into certain financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. More specifically, Agrilink Foods entered into two interest rate swap agreements with the Bank of Montreal. The agreements provide for fixed interest rate payments by Agrilink Foods in exchange for payments received at the three-month LIBOR rate. See further discussion at NOTE 5 "Debt - Interest Rate Protection Agreements" to the "Notes to Consolidated Financial Statements."

The following is a summary of Agrilink Foods' interest rate swap agreements:

                                                 June 24, 2000

Interest Rate Swap:
Variable to Fixed - notional amount                $250,000,000
   Average pay rate                                 4.96-5.32%
   Average receive rate                                6.29%
   Maturities through                                  2001

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

Foreign Currency: The Cooperative hedges certain foreign currency transactions by entering into forward exchange contracts. Gains and losses associated with currency rate changes on forward exchange contracts hedging foreign currency transactions are recorded in earnings upon settlement. In fiscal 2000, the Cooperative entered into forward exchange contracts to hedge aggregate foreign currency exposures of approximately $11.5 million. The forward exchange contracts have varying maturities ranging from July 2000 to April 2001 with cash settlements made at maturity based upon rates agreed to at contract inception.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


    ITEM                                                                                                                   Page
Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements....................................................................   26
   Report of Independent Accountants.......................................................................................   27
   Consolidated Financial Statements:
     Consolidated Statements of Operations, Net Proceeds, and Comprehensive Income for the years ended June 24, 2000,
       June 26, 1999, and June 27, 1998....................................................................................   28
     Consolidated Balance Sheets as of June 24, 2000 and June 26, 1999.....................................................   29
     Consolidated Statements of Cash Flows for the years ended June 24, 2000, June 26, 1999, and June 27, 1998.............   30
     Consolidated Statements of Changes in Shareholders' and Members' Capitalization and Redeemable Stock
       for the years ended June 24, 2000, June 26, 1999, and June 27, 1998.................................................   32
     Notes to Consolidated Financial Statements............................................................................   33
     Selected Quarterly Financial Data.....................................................................................   54


              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the financial statements and related notes which begin on the page following the "Report of Independent Accountants." These statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

/s/ Dennis M. Mullen                 /s/ Earl L. Powers
--------------------                 ------------------
    Dennis M. Mullen                    Earl L. Powers
    President and                       Executive Vice President Finance and
    Chief Executive Officer             Chief Financial Officer
    Agrilink Foods, Inc.                Agrilink Foods, Inc.

                                        Treasurer
                                        Pro-Fac Cooperative, Inc.

    August 1, 2000

                        Report of Independent Accountants

To the Shareholders and
Board of Directors of
Pro-Fac Cooperative, Inc.

In our opinion, the consolidated financial statements listed under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Pro-Fac Cooperative, Inc. and its subsidiaries at June 24, 2000 and June 26, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 24, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Cooperative's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under Item 14 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the fiscal years ended June 24, 2000, June 26, 1999, and June 27, 1998 when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP



/s/ PricewaterhouseCoopers LLP

   Rochester, New York
   August 1, 2000

                              FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Statements of Operations, Net Proceeds, and Comprehensive Income
(Dollars in Thousands)

                                                                                                Fiscal Years Ended
                                                                                ------------------------------------------------
                                                                                June 24, 2000    June 26, 1999     June 27, 1998
                                                                                -------------    -------------     -------------

Net sales                                                                        $ 1,268,542      $1,238,946        $  719,665
Cost of sales                                                                       (882,861)       (877,438)         (524,082)
                                                                                 -----------      ----------        ----------
Gross profit                                                                         385,681         361,508           195,583
Selling, administrative, and general expenses                                       (286,562)       (291,395)         (141,739)
Gains on sales of assets                                                               6,635          64,734                 0
Restructuring                                                                              0          (5,000)                0
Income from joint venture                                                              2,418           2,787             1,893
                                                                                 -----------      ----------        ----------
Operating income                                                                     108,172         132,634            55,737
Interest expense                                                                     (83,511)        (67,420)          (30,767)
Amortization of debt issue costs associated with the Bridge Facility                       0          (5,500)                0
                                                                                 -----------      ----------        ----------
Pretax income before extraordinary item, dividends, and
   allocation of net proceeds                                                         24,661          59,714            24,970
Tax provision                                                                         (8,497)        (24,746)           (7,840)
                                                                                 -----------      ----------        ----------
Income before extraordinary item, dividends, and allocation of net proceeds           16,164          34,968            17,130
Extraordinary item relating to the early extinguishment of debt (net of
   income taxes)                                                                           0         (18,024)                0
                                                                                 -----------      ----------        ----------
Net income                                                                       $    16,164      $   16,944        $   17,130
                                                                                 ===========      ==========        ==========

Allocation of Net Proceeds:
   Net income                                                                    $    16,164      $   16,944        $   17,130
   Dividends on common and preferred stock                                            (7,410)         (6,734)           (6,328)
                                                                                 -----------      ----------        ----------
   Net proceeds                                                                        8,754          10,210            10,802
   Allocation to earned surplus                                                       (3,832)        (10,210)           (4,662)
                                                                                 -----------      -----------       ----------
   Net proceeds available to members                                             $     4,922      $        0        $    6,140
                                                                                 ===========      ==========        ==========

Allocation of net proceeds available to members:
   Payable to members currently (30% of qualified proceeds
     available to members in fiscal 2000 and 25% in fiscal 1998)                 $     1,477      $        0        $    1,535

   Allocated to members but retained by the Cooperative:

     Qualified retains                                                                 3,445               0             4,605
                                                                                 -----------      ----------        ----------
     Net proceeds available to members                                           $     4,922      $        0        $    6,140
                                                                                 ===========      ==========        ==========

Net income                                                                       $    16,164      $   16,944        $   17,130
Other comprehensive income:
   Minimum pension liability                                                             238            (155)             (608)
                                                                                 -----------      ----------        ----------
Comprehensive income                                                             $    16,402      $   16,789        $   16,522
                                                                                 ===========      ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)

                                     ASSETS

                                                                                                        June 24, 2000  June 26, 1999
                                                                                                        -------------  -------------
Current assets:
   Cash and cash equivalents                                                                             $    4,994    $    6,540
   Accounts receivable, trade (net of allowances for doubtful accounts of $998 and $1,607, respectively)    101,065        88,249
   Accounts receivable, other                                                                                10,488         9,848
   Income taxes refundable                                                                                    9,869        11,295
   Current deferred tax assets                                                                               12,176        16,160
   Inventories -
     Finished goods                                                                                         290,195       281,005
     Raw materials and supplies                                                                              51,736        50,057
                                                                                                         ----------    ----------
       Total inventories                                                                                    341,931       331,062
                                                                                                         ----------    ----------
   Current investment in CoBank                                                                               2,927         2,403
   Prepaid manufacturing expense                                                                             26,364        22,075
   Prepaid expenses and other current assets                                                                 19,688        27,883
                                                                                                         ----------    ----------
       Total current assets                                                                                 529,502       515,515
Investment in CoBank                                                                                         16,203        19,693
Investment in Great Lakes Kraut Company, LLC                                                                  6,775         6,679
Property, plant, and equipment, net                                                                         348,359       367,255
Assets held for sale at net realizable value                                                                    339           890
Goodwill and other intangible assets (net of accumulated amortization of  $28,248 and $22,031,
   respectively)                                                                                            258,545       260,733
Other assets                                                                                                 27,543        25,714
                                                                                                         ----------    ----------
       Total assets                                                                                      $1,187,266    $1,196,479
                                                                                                         ==========    ==========

            LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
   Notes payable                                                                                         $   49,800    $   54,900
   Current portion of obligations under capital leases                                                          218           208
   Current portion of long-term debt                                                                         16,583         8,670
   Accounts payable                                                                                          89,612       107,159
   Accrued interest                                                                                          11,398         5,974
   Accrued employee compensation                                                                             11,216        15,127
   Other accrued expenses                                                                                    66,397        64,603
   Dividends payable                                                                                             41            45
   Amounts due AgriFrozen growers                                                                             2,060         1,453
   Amounts due Class A members                                                                               21,696        20,045
                                                                                                         ----------    ----------
       Total current liabilities                                                                            269,021       278,184
Obligations under capital leases                                                                                520           568
Long-term debt                                                                                              679,205       702,322
Deferred income tax liabilities                                                                              36,825        23,072
Other non-current liabilities                                                                                33,852        32,222
Non-controlling interest in AgriFrozen                                                                        8,000         8,000
                                                                                                         ----------    ----------
       Total liabilities                                                                                  1,027,423     1,044,368
                                                                                                         ----------    ----------
Commitments and contingencies

Class B cumulative  redeemable preferred stock,  liquidation  preference $10 per share, authorized 500,000 shares; issued and outstanding 23,664
     and 26,061, respectively                                                                                   237           261
Class A common stock, par value $5, authorized 5,000,000 shares

                                                               June 24, 2000           June 26, 1999
                                                               -------------           -------------

   Shares issued                                                 2,132,981               1,995,740
   Shares subscribed                                               233,977                 384,649
                                                                 ---------               ---------
       Total subscribed and issued                               2,366,958               2,380,389
   Less subscriptions receivable in installments                  (233,977)               (384,649)
                                                                 ---------               ---------
       Total issued and outstanding                              2,132,981               1,995,740           10,665         9,979
                                                                 =========               =========
Class B common stock, par value $5, authorized 2,000,000 shares;
   issued and outstanding 723,229 and 0, respectively                                                             0             0
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                                    16,591        25,573
   Non-qualified allocation to members                                                                          300         2,050
Non-cumulative Preferred Stock, par value $25, authorized 5,000,000
   shares; issued and outstanding 34,400 and 39,635, respectively                                               860           991
Class A Cumulative Preferred Stock, liquidation preference $25 per share;
   authorized 10,000,000 shares; issued and outstanding 4,249,007 and
     3,694,495, respectively                                                                                106,225        92,362
Special membership interests                                                                                      0             0
Earned surplus                                                                                               25,490        21,658
Accumulated other comprehensive income:
   Minimum pension liability adjustment                                                                        (525)         (763)
                                                                                                         ----------    ----------
       Total shareholders' and members' capitalization                                                      148,941       141,871
                                                                                                         ----------    ----------
       Total liabilities and capitalization                                                              $1,187,266    $1,196,479
                                                                                                         ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

                                                                                            Fiscal Years Ended

                                                                            June 24, 2000        June 26, 1999        June 27, 1998
                                                                            -------------        -------------        -------------
Cash Flows from Operating Activities:
   Net income                                                                $  16,164           $   16,944            $  17,130
   Amount payable to members currently                                          (1,477)                   0               (1,535)
   Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
     Extraordinary item relating to the early extinguishment of debt
       (net of income taxes)                                                         0               18,024                    0
     Interest-in-kind on Subordinated Promissory Note                            1,571                  782                    0
     Gains on sales of assets                                                   (6,635)             (64,734)                   0
     Loss on disposal of assets                                                      0                  353                    0
     Amortization of goodwill and other intangible assets                        8,768                9,396                3,581
     Amortization of debt issue costs                                            4,805                7,678                  800
     Depreciation                                                               32,605               24,752               18,009
     Provision for deferred taxes                                               13,636                9,949                  752
     Provision for losses on accounts receivable                                   201                  208                   17
     Equity in undistributed earnings of CoBank                                   (412)                (520)                (715)
     Change in assets and liabilities:
       Accounts receivable                                                     (10,992)                  32               (9,311)
       Inventories and prepaid manufacturing expenses                          (66,754)              34,388              (25,654)
       Income taxes payable/refundable                                           1,426               (5,231)              (1,626)
       Accounts payable and accrued expenses                                   (16,353)             (52,639)              18,145
       Amounts due to members                                                    1,651                 (591)               4,845
       Other assets and liabilities                                             13,371              (16,078)             (11,360)
                                                                             ---------           ----------            ---------
Net cash (used in)/provided by operating activities                             (8,425)             (17,287)              13,078
                                                                             ---------           ----------            ---------
Cash Flows from Investing Activities:
   Purchase of property, plant, and equipment                                  (26,983)             (23,787)             (14,056)
   Proceeds from disposals of property, plant, and equipment                    63,955               93,486               12,794
   Proceeds from sales of idle facilities                                          405                1,427                    0
   Proceeds from investment in CoBank                                            3,378                2,795                1,611
   Cash paid for acquisitions                                                     (250)            (516,052)              (7,423)
                                                                             ---------           ----------            ---------
Net cash provided by/(used in) investing activities                             40,505             (442,131)              (7,074)
                                                                             ---------           ----------            ---------
Cash Flows from Financing Activities:
   Net (payments on)/proceeds from note payable                                 (5,100)              54,900                    0
   Proceeds from issuance of long-term debt                                          0              719,263               11,180
   Payments on long-term debt                                                  (18,470)            (287,574)              (8,076)
   Payments on capital leases                                                     (239)                (283)                (616)
   Cash paid for debt issuance costs and amendments                             (2,624)             (19,354)                   0
   Issuance of stock, net of repurchases                                           662                  844                  140
   Cash paid in lieu of fractional shares                                            0                    0                   (9)
   Cash portion of non-qualified conversion                                       (445)                (153)                 (84)
   Cash dividends paid                                                          (7,410)              (6,734)              (6,328)
                                                                             ---------           ----------            ---------
Net cash (used in)/provided by financing activities                            (33,626)             460,909               (3,793)
                                                                             ---------           ----------            ---------
Net change in cash and cash equivalents                                         (1,546)               1,491                2,211
Cash and cash equivalents at beginning of period                                 6,540                5,049                2,838
                                                                             ---------           ----------            ---------
Cash and cash equivalents at end of period                                   $   4,994           $    6,540            $   5,049
                                                                             =========           ==========            =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest (net of amount capitalized)                                    $  78,087           $   70,005            $  30,319
                                                                             =========           ==========            =========
     Income taxes, net                                                       $   6,622           $   14,742            $   8,714
                                                                             =========           ==========            =========

     Acquisition of Flavor Destinations trademark:
       Goodwill and other intangible assets                                  $     250           $        0            $       0
                                                                             =========           ==========            =========

     Acquisition of Agripac, Inc.:
       Accounts receivable                                                   $       0           $   12,563            $       0
       Inventories                                                                   0               39,055                    0
       Property, plant, and equipment                                                0               30,327                    0
       Prepaid expenses and other current assets                                     0                1,063                    0
       Discount on subordinated note                                                 0                8,157                    0
       Other non-current assets                                                      0                4,000                    0
       Other accrued expenses                                                        0              (10,644)                   0
       Other non-current liabilities                                                 0               (4,000)                   0
       Non-controlling interest                                                      0               (8,000)                   0
                                                                             ---------           ----------            ---------
                                                                                     0               72,521                    0
       Escrow                                                                        0                6,413                    0
                                                                             ---------           ----------            ---------
                                                                                     0               78,934                    0
       Discount on subordinated note                                                 0               (8,157)                   0
                                                                             ---------           ----------            ---------
                                                                             $       0           $   70,777            $       0
                                                                             =========           ==========            =========

The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Statements of Cash Flows (Continued)
(Dollars in Thousands)
                                                                                              Fiscal Years Ended
                                                                            -------------------------------------------------------
                                                                            June 24, 2000         June 26, 1999       June 27, 1998
                                                                            -------------         -------------       -------------
     Acquisition of Erin's Gourmet Popcorn:
       Inventories                                                           $       0            $      33            $       0
       Property, plant, and equipment                                                0                   26                    0
       Goodwill and other intangible assets                                          0                  554                    0
                                                                             ---------            ---------            ---------
                                                                             $       0            $     613            $       0
                                                                             =========            =========            =========
     Acquisition of Dean Foods Vegetable Company:
       Accounts receivable                                                   $       0            $  24,201            $       0
       Current deferred tax asset                                                    0               30,645                    0
       Inventories                                                                   0              195,674                    0
       Prepaid expenses and other current assets                                     0                6,374                    0
       Property, plant, and equipment                                                0              157,227                    0
       Assets held for sale                                                          0                   49                    0
       Goodwill and other intangible assets                                          0              178,377                    0
       Accounts payable                                                              0              (40,865)                   0
       Accrued employee compensation                                                 0               (8,437)                   0
       Other accrued expenses                                                        0              (74,845)                   0
       Long-term debt                                                                0               (2,752)                   0
       Subordinated promissory note                                                  0              (22,590)                   0
       Other assets and liabilities, net                                             0               (2,453)                   0
                                                                             ---------            ---------            ---------
                                                                             $       0            $ 440,605            $       0
                                                                             =========            =========            =========
     Acquisition of J.A. Hopay Distributing Co., Inc.:
       Accounts receivable                                                   $       0            $     420            $       0
       Inventories                                                                   0                  153                    0
       Property, plant, and equipment                                                0                   51                    0
       Goodwill and other intangible assets                                          0                3,303                    0
       Other accrued expenses                                                        0                 (251)                   0
       Obligation for covenant not to compete                                        0               (1,363)                   0
                                                                             ---------            ----------           ---------
                                                                             $       0            $   2,313            $       0
                                                                             =========            =========            =========
     Acquisition of DelAgra:
       Accounts receivable                                                   $       0            $       0            $     403
       Inventories                                                                   0                    0                3,212
       Prepaid expenses and other current assets                                     0                    0                   81
       Property, plant, and equipment                                                0                    0                1,842
       Goodwill and other intangible assets                                          0                    0                1,508
       Other accrued expenses                                                        0                    0                 (433)
                                                                             ---------            ---------            ---------
                                                                             $       0            $       0            $   6,613
                                                                             =========            =========            =========
     Acquisition of C&O Distributing Company:
       Property, plant, and equipment                                        $       0            $       0            $      54
       Goodwill and other intangible assets                                          0                    0                  756
                                                                             ---------            ---------            ---------
                                                                             $       0            $       0            $     810
                                                                             =========            =========            =========
     Investment in Great Lakes Kraut Company, LLC:
       Inventories                                                           $       0            $       0            $   2,175
       Prepaid expenses and other current assets                                     0                    0                  409
       Property, plant, and equipment                                                0                    0                6,966
       Other accrued expenses                                                        0                    0                  (62)
                                                                             ---------            ---------            ---------
                                                                             $       0            $       0            $   9,488
                                                                             =========            =========            =========
Supplemental schedule of non-cash investing and financing activities:

         Conversion of retains to preferred stock                            $  13,732            $   4,648            $   6,967
                                                                             =========            =========            =========
         Net proceeds allocated to members but retained by the Cooperative   $   3,445            $       0            $   4,605
                                                                             =========            =========            =========
         Capital lease obligations incurred                                  $     171            $     320            $     222
                                                                             =========            =========            =========

The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries

Consolidated Statements of Changes in Shareholders' and Members' Capitalization and Redeemable Stock

(Dollars in Thousands)
                                                                                                  Fiscal Years Ended
                                                                                     ---------------------------------------------
                                                                                     June 24,        June 26,             June 27,
                                                                                       2000            1999                1998
                                                                                    ----------       -----------       -----------
Retained earnings allocated to members:
Qualified retains:
   Balance at beginning of period                                                   $   25,573       $   29,765        $   31,920
   Net proceeds allocated to members                                                     3,445                0             4,605
   Converted to preferred stock                                                        (12,427)          (4,191)           (6,751)
   Cash paid in lieu of fractional shares                                                    0               (1)               (9)
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                             16,591           25,573            29,765
                                                                                    ----------       ----------        ----------
Non-qualified retains:
   Balance at beginning of period                                                   $    2,050       $    2,660        $    2,960
   Distribution of non-qualified retains -
     Cash paid                                                                            (445)            (153)              (84)
     Converted to preferred stock                                                       (1,305)            (457)             (216)
                                                                                    ----------       -----------       ----------
   Balance at end of period                                                                300            2,050             2,660
                                                                                    ----------       ----------        ----------
Total retains allocated to members at end of period                                 $   16,891       $   27,623        $   32,425
                                                                                    ----------       ----------        ----------
Non-cumulative preferred stock:
   Balance at beginning of period                                                   $      991       $    1,125        $    1,345
   Conversion to cumulative preferred stock                                               (131)            (134)             (220)
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                         $      860       $      991        $    1,125
                                                                                    ----------       ----------        ----------
Cumulative preferred stock:
   Balance at beginning of period                                                   $   92,362       $   87,580        $   80,393
   Converted from non-cumulative preferred stock                                           131              134               220
   Converted from non-qualified retains                                                  1,305              457               216
   Converted from qualified retains                                                     12,427            4,191             6,751
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                         $  106,225       $   92,362        $   87,580
                                                                                    ----------       ----------        ----------
Earned surplus:
   Balance at beginning of period                                                   $   21,658       $   11,448        $    6,786
   Allocation to earned surplus                                                          3,832           10,210             4,662
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                         $   25,490       $   21,658        $   11,448
                                                                                    ----------       ----------        ----------
Accumulated other comprehensive income:
   Balance at beginning of period                                                   $     (763)      $     (608)       $        0
   Minimum pension liability adjustment                                                    238             (155)             (608)
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                               (525)            (763)             (608)
                                                                                    ----------       -----------       ----------
Total shareholders' and members' capitalization                                     $  148,941       $  141,871        $  131,970
                                                                                    ==========       ==========        ==========

Redeemable stock:
Class B cumulative preferred stock:
   Balance at beginning of period                                                   $      261       $      270        $      315
   (Repurchased)/issued, net                                                               (24)              (9)              (45)
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                         $      237       $      261        $      270
                                                                                    ==========       ==========        ==========
Common stock:
   Balance at beginning of period                                                   $    9,979       $    9,129        $    8,944
   Issued/(repurchased), net                                                               686              850               185
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                         $   10,665       $    9,979        $    9,129
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

             PRO-FAC COOPERATIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                 AGRILINK FOODS, INC. AND AGRIFROZEN FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF ACCOUNTING POLICIES

Pro-Fac is an agricultural cooperative which processes and markets crops grown by its members through its wholly-owned subsidiary Agrilink Foods, Inc.
("Agrilink Foods") and through its subsidiary AgriFrozen Foods, Inc. ("AgriFrozen") in which it has a controlling interest. Unless the context otherwise requires, the terms "Cooperative" and "Pro-Fac" refer to Pro-Fac Cooperative, Inc. and its subsidiaries.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles, generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fiscal Year: The fiscal year of Pro-Fac ends on the last Saturday in June. Fiscal 2000, 1999, and 1998 each comprised 52 weeks.

Consolidation: The consolidated financial statements include the Cooperative and its subsidiaries, Agrilink Foods and AgriFrozen. The financial statements are after elimination of intercompany transactions and balances. Investments in affiliates, owned more than 20 percent but not in excess of 50 percent, are recorded under the equity method of accounting.

Reclassification: Certain items for fiscal 1999 and 1998 have been reclassified to conform with the current presentation.

Restructuring: During the third quarter of fiscal 1999, Agrilink Foods began implementation of a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits (which have improved annual earnings by $8.0 million). Efforts have focused on the consolidation of operating functions and the elimination of approximately 5 percent of the work force. Reductions in personnel include operational and administrative positions. Of this charge, $3.3 million has been liquidated to date, and the remaining termination benefits will be liquidated within the next 12 months.

Extraordinary Item Relating to the Early Extinguishment of Debt: During fiscal 1999, Agrilink Foods refinanced its existing indebtedness, including its 12 1/4 percent Senior Subordinated Notes due 2005 and its then existing bank debt. Premiums and breakage fees associated with early redemptions and other fees incurred amounted to $18.0 million (net of applicable income taxes of $10.4 million). See NOTE 3 to the "Notes to Consolidated Financial Statements."

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of three months or less. There were no such short-term investments at June 24, 2000 or June 26, 1999.

Inventories: Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method. Reserves recorded at June 24, 2000 and June 26, 1999 were $3,385,000, and $8,401,000, respectively. Reductions to the reserve were recorded in fiscal 2000 as related inventory was disposed, primarily associated with AgriFrozen.

Investment in CoBank: The Cooperative's investment in CoBank is required as a condition of borrowings. These securities are not physically issued by CoBank, but rather the Cooperative is notified as to their monetary value. The investment is carried at cost plus the Cooperative's share of the undistributed earnings of CoBank (that portion of patronage refunds not distributed currently in cash).

Earnings on the Cooperative's investment in CoBank in fiscal year 2000, 1999, and 1998 amounted to $590,000, $743,000, and $1,023,000, respectively.

Prepaid Manufacturing Expense: Allocation of manufacturing overhead to finished goods produced is on the basis of a production period; thus at the end of each period, manufacturing costs incurred by seasonal plants, subsequent to the end of previous pack operations, are deferred and included in the accompanying balance sheet. Such costs are applied to finished goods during the next production period and recognized as an element of cost of goods sold.

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

Other Assets: Other assets are primarily comprised of debt issuance costs. The debt issuance costs are amortized over the term of the debt. Amortization expense incurred, including $5,500,000 of fees associated with the Bridge Facility in fiscal 1999, were $2,758,000, $7,678,000, and $800,000 in fiscal
2000, 1999, and 1998, respectively.

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

Agrilink Foods has entered into interest rate swap agreements to limit exposure to interest rate movements. Net payments or receipts are accrued into prepaid expenses and other current assets and/or other accrued expenses and are recorded as adjustments to interest expense. Interest rate instruments are entered into for periods no greater than the life of the underlying transaction being hedged. Management anticipates that all interest rate derivatives will be held to maturity. Any gains or losses on prematurely terminated interest rate derivatives will be recognized over the remaining life, if any, of the underlying transaction as an adjustment to interest expense.

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

Foreign Currency: The Cooperative hedges certain foreign currency transactions by entering into forward exchange contracts. Gains and losses associated with currency rate changes on forward exchange contracts hedging foreign currency transactions are recorded in earnings upon settlement. In fiscal 2000, the Cooperative entered into forward exchange contracts to hedge aggregate foreign currency exposures of approximately $11.5 million. The forward exchange contracts have varying maturities ranging from July 2000 to April 2001 with cash settlements made at maturity based upon rates agreed to at contract inception.

Recently Issued Accounting Statements: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issues SFAS 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, and requires all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending upon the company's underlying rights or obligations associated with the derivative instrument. Agrilink Foods and AgriFrozen are currently investigating the impact of this pronouncement.

Casualty Insurance: The Cooperative is insured for workers compensation and automobile liability through a primarily self-insured program. The Cooperative accrues for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The accrual for casualty insurance at June 24, 2000 and June 26, 1999 was $5.2 million and $6.3 million, respectively.

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

Advertising: Production costs of commercials and programming are charged to operations in the year first aired. The cost of other advertising promotion and marketing programs are charged in the year incurred. Advertising expense incurred in fiscal 2000, 1999, and 1998 amounted to $43,597,000, $38,192,000, and $9,878,000, respectively.

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

         Long-Term Investments: The carrying value of the investment in CoBank was $19.1 million at June 24, 2000. As there is no market price for this investment, a reasonable estimate of fair value is not possible.

         Long-Term Debt: The fair value of the long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. See
         NOTE 5 to the "Notes to Consolidated Financial Statements."

NOTE 2.       AGREEMENTS WITH AGRILINK FOODS AND AGRIFROZEN

Agrilink Foods: The contractual relationship between Pro-Fac and Agrilink Foods is defined in the Pro-Fac Marketing and Facilitation Agreement (the "Pro-Fac Marketing Agreement"). Under the Pro-Fac Marketing Agreement, Agrilink Foods pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink Foods, it may be more or less than the price Agrilink Foods would pay in the open market in the absence of the Pro-Fac Marketing Agreement.

Under the Pro-Fac Marketing Agreement, Agrilink Foods paid Pro-Fac $69.6 million, $62.2 million, and $58.5 million as CMV for crops purchased from Pro-Fac in fiscal years 2000, 1999, and 1998, respectively. The crops purchased by Agrilink Foods from Pro-Fac Class A members represented approximately 55 percent, 71 percent, and 76 percent of the raw agricultural crops purchased by Agrilink Foods from Pro-Fac in fiscal 2000, 1999, and 1998, respectively.

Under the Pro-Fac Marketing Agreement, Agrilink Foods is required to have on its board of directors individuals who are neither members of nor affiliated with Pro-Fac ("Disinterested Directors"), the number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac's board of directors. The volume and type of crops to be purchased by Agrilink Foods from Pro-Fac under the Pro-Fac Marketing Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the
Disinterested Directors of Agrilink Foods. In addition, in any year in which Agrilink Foods has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), Agrilink Foods pays to Pro-Fac up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings
(before dividing with Pro-Fac) of Agrilink Foods. In years in which Agrilink Foods has losses on Pro-Fac Products, Agrilink Foods reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of Agrilink Foods. Additional patronage income is paid to Pro-Fac for services provided to Agrilink Foods, including the provision of a long-term, stable crop supply, favorable payment terms for crops and the sharing of risks in losses of certain operations of the business. For fiscal years ended 2000 and 1998, such additional patronage income amounted to $12.3 million and $12.5 million, respectively. During fiscal 1999, there was no additional patronage income. Under the Pro-Fac Marketing Agreement, Pro-Fac is required to reinvest at least 70 percent of the additional patronage income in Agrilink Foods. Subsequent to the acquisition date, Pro-Fac has invested an additional $29.9 million in Agrilink Foods.

AgriFrozen: The contractual relationship between Pro-Fac and AgriFrozen is defined in a marketing and facilitation agreement between Pro-Fac and AgriFrozen (the "AgriFrozen Marketing Agreement"). Under this agreement, AgriFrozen purchases raw products from Pro-Fac and processes and markets the finished products. AgriFrozen will pay Pro-Fac CMV for the crops supplied by Pro-Fac. In addition, in any year in which AgriFrozen has earnings, AgriFrozen will distribute such earnings to members of Pro-Fac. However, in the event AgriFrozen experiences any losses, AgriFrozen will deduct the losses from the total CMV payable. The agreement permits AgriFrozen to pay 20 percent in cash and retain 80 percent of its earnings on Pro-Fac products as working capital.

Under the AgriFrozen Marketing Agreement, AgriFrozen paid Pro-Fac $14.0 million in CMV for crops purchased in fiscal 2000.

Under the AgriFrozen Marketing Agreement, the board of directors of AgriFrozen is required to consist of: (i) at least three and as many as five directors who are individuals who currently serve as directors of Pro-Fac and who are chosen by Pro-Fac's board of directors; (ii) one director who is nominated by the president of Agrilink Foods from among Agrilink Foods' management employees; and
(iii)  any  number  of  disinterested  directors  who  are  to be  elected  from individuals suggested by the president of Agrilink Foods. Disinterested directors are persons who are neither employees, shareholders, nor otherwise affiliated with Pro-Fac or AgriFrozen, but may include a disinterested director of Agrilink Foods.

NOTE 3.       ACQUISITIONS AND DISPOSALS

Fiscal 2000 -

Sale of Pickle Business: On June 23, 2000, Agrilink Foods sold its pickle business based in Tacoma, Washington to Dean Pickle and Specialty Products Company. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. Agrilink Foods received proceeds of approximately $10.3 million which were applied to bank loans ($4.0 million of which was applied to the Term Loan Facility and $6.3 million of which was applied to Agrilink Foods' Revolving Credit Facility). A gain of approximately $4.3 million was recognized on this transaction.

On July 21, 2000, Agrilink Foods sold the machinery and equipment utilized in the production of pickles and other related products to Dean Pickle and Specialty Products Company. No significant gain or loss was recognized on this transaction. Net proceeds of approximately $3.2 million were applied to the Term Loan Facility.

This transaction did not include any other products carrying the Nalley brand name, including prepared canned meal products. Agrilink Foods will continue to contract pack Nalley and Farman's pickle products for a period of two years at the existing Tacoma processing plant which Agrilink Foods will operate.

Under a related agreement, the Cooperative will supply raw cucumbers grown in the Northwestern United States to Dean Pickle and Specialty Products Company for a minimum 10-year period at market pricing.

Sale of Midwest Private Label Canned Vegetable Business: On November 8, 1999, Agrilink Foods completed the sale of its Midwest private label canned vegetable business to Seneca Foods. Included in this transaction was the Arlington, Minnesota facility. Agrilink Foods received proceeds of approximately $42.4 million which were applied to borrowings outstanding under Agrilink Foods' Revolving Credit Facility. In addition, Seneca Foods issued to Agrilink Foods a $5.0 million unsecured subordinated promissory note due February 8, 2009. This transaction did not include Agrilink Foods' retail branded canned vegetables, Veg-All and Freshlike. No significant gain or loss was recognized on this transaction.

On December 17, 1999, Agrilink Foods completed the sale of the Cambria, Wisconsin processing facility to Del Monte. Agrilink received proceeds of approximately $10.5 million which were applied to bank loans ($6.0 million of which was applied to the Term Loan Facility and $4.5 million of which was applied to Agrilink's Revolving Credit Facility). A gain of approximately $2.3 million was recognized on this transaction. The sale also includes an agreement for Del Monte to produce a portion of Agrilink Foods' product needs during the 2000 packing season.

Fiscal 1999 -

Acquisition  of Agripac  Frozen  Vegetable  Business:  On February 23, 1999,  PF
Acquisition II, Inc., which does business under the name AgriFrozen Foods ("AgriFrozen"), acquired the frozen vegetable business of Agripac, Inc. ("Agripac"), an Oregon cooperative.

AgriFrozen was formed in January 1999 under the corporation laws of New York State. AgriFrozen was formed to acquire substantially all of the assets of Agripac related to its frozen vegetable processing business. On January 4, 1999 Agripac filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon. On January 22, 1999 Agripac, as debtor-in-possession, filed a motion with the Bankruptcy Court for authority to sell substantially all of the assets comprising its frozen food processing business. The bankruptcy court confirmed the sale of Agripac's frozen food processing assets to AgriFrozen by an order entered on February 18, 1999.

The purchase price for the assets was $80.5 million. AgriFrozen paid an additional $7.8 million in related expenses, including $6.4 million to prior member-growers of Agripac to obtain crop delivery agreements with AgriFrozen, and transaction expenses and miscellaneous costs totaling $1.4 million. AgriFrozen incurred an additional $1.2 million in severance costs associated with the acquisition and the implementation of AgriFrozen's business plan. In connection with, and as a condition to the consummation of the acquisition, AgriFrozen entered into a sufficient number of crop delivery contracts with prior member growers of Agripac acceptable to AgriFrozen.

The acquisition was accounted for under the purchase method of accounting. Under purchase accounting tangible and identifiable intangible assets acquired are recorded at their respective fair values. Final allocations of purchase price were made within one year of the acquisition date.

In order to consummate the acquisition, AgriFrozen (i) entered into a credit facility with CoBank, ACB ("CoBank) (the "CoBank Credit Facility") providing for $30 million of term loan borrowings and a revolving credit facility (the "CoBank Revolving Credit Facility") of $55 million in fiscal 2000 and $50 million in each year thereafter and (ii) issued a $12 million Subordinated Promissory Note to CoBank. Neither Pro-Fac nor Agrilink Foods guaranteed the debts of AgriFrozen or otherwise pledged any of their respective properties as security for the CoBank financing. All of AgriFrozen's indebtedness is expressly without recourse to Pro-Fac and Agrilink Foods.

Phase I environmental audits were performed on the facilities acquired from Agripac, including lease properties. A number of environmental conditions requiring remedial action have been identified, but none of them individually, or in the aggregate, are expected to exceed $4.0 million debt reduction for environmental remediation to be provided by CoBank.

As part of its business strategy, AgriFrozen has also entered into an administrative services agreement with Agrilink Foods to provide it with certain management consulting and administrative services.

The effects of the Agripac acquisition are not material and accordingly, have been excluded from the pro forma information presented below. The operations from Agripac have been included in the Company's Statement of Operations since the acquisition date.

Sale of Adams Brand Peanut Butter Operations: On January 29, 1999, Agrilink Foods sold the Adams brand peanut butter operations to the J.M. Smucker Company. Agrilink Foods received proceeds of approximately $13.5 million which were applied to outstanding bank loans. A gain of approximately $3.5 million was recognized on this transaction.

Acquisition of Erin's Gourmet Popcorn: On January 5, 1999, Agrilink Foods acquired the assets of Erin's Gourmet Popcorn ("Erin's"), a Seattle-based, ready-to-eat popcorn manufacturer. The acquisition was accounted for as a purchase. The purchase price was approximately $0.6 million. Intangibles of approximately $0.6 million were recorded in conjunction with this transaction and are being amortized over 3 to 30 years.

The effects of the Erin's acquisition are not material, and accordingly, have been excluded from the pro forma information presented below. The operations from Erin's have been included in the Company's Statement of Operations since the acquisition date.

Acquisition of Dean Foods Vegetable Company: On September 24, 1998, Agrilink Foods acquired the Dean Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "DFVC Acquisition"). In connection with the DFVC Acquisition, Agrilink Foods sold its aseptic business to Dean Foods. Agrilink Foods paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Dean Foods Subordinated Promissory Note"), as
consideration for the DFVC Acquisition. Agrilink Foods had the right, exercisable until July 15, 1999, to require Dean Foods, jointly with Agrilink Foods, to treat the DFVC Acquisition as an asset sale for tax purposes under
Section 338(h)(10) of the Internal Revenue Code. On April 15, 1999, Agrilink Foods paid $13.2 million to Dean Foods and exercised the election.

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

(Dollars in Millions)

                                                      Fiscal Year Ended
                                                        June 26, 1999

Net sales                                                   $1,336.0
Income before extraordinary items                           $   25.1
Net income                                                  $    7.1

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

Concurrently with the DFVC Acquisition, Agrilink Foods refinanced its then existing indebtedness (the "Refinancing"), including its 12 1/4 percent Senior Subordinated Notes due 2005 (the "Old Notes") and its then existing bank debt. On August 24, 1998, Agrilink Foods commenced a tender offer (the "Tender Offer") for all the Old Notes and consent solicitation to certain amendments under the indenture governing the Old Notes to eliminate substantially all the restrictive covenants and certain events of default therein. Substantially all of the $160 million aggregate principal amount of the Old Notes were tendered and purchased by Agrilink Foods for aggregate consideration of approximately $184 million, including accrued interest of $2.9 million. Agrilink Foods also terminated its then existing bank facility (including seasonal borrowings) and repaid $176.5 million, excluding interest owed and breakage fees outstanding thereunder. Agrilink Foods recognized an extraordinary item of $18.0 million (net of income taxes) in the first quarter of fiscal 1999 relating to this refinancing.

In order to consummate the DFVC Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink Foods: (i) entered into a new credit facility (the "New Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods. The Bridge Facility was repaid during November of 1998 principally with the proceeds from a new Senior Subordinated Note Offering (the "New Notes"). See NOTE 5 - "Debt - Senior Subordinated Notes 11 -7/8 Percent (due 2008)." Debt issue costs of $5.5 million associated with the Bridge Facility were expensed during the quarter ended December 26, 1998.

Acquisition of J.A. Hopay Distributing Co, Inc.: Effective July 21, 1998, Agrilink Foods acquired J.A. Hopay Distributing Co., Inc. ("Hopay") of Pittsburgh, Pennsylvania. Hopay distributed snack products for Snyder of Berlin, one of the Company's businesses included within its snack foods unit. The acquisition was accounted for as a purchase. The purchase price (net of liabilities assumed) was approximately $2.3 million. Intangibles of approximately $3.3 million were recorded in conjunction with this transaction and are being amortized over 5 to 30 years.

The effects of the Hopay acquisition are not material and, accordingly, have been excluded from the above pro forma presentation. The operations from Hopay have been included in the Company's Statement of Operations since the acquisition date.

Fiscal 1998 -

Sale of Michigan Distribution Center: Effective March 31, 1998, Agrilink Foods entered into a multiyear logistics agreement under which GATX Logistics will provide freight management, packaging and labeling services, and distribution support to and from production facilities owned by Agrilink Foods in and around Coloma, Michigan. The agreement included the sale of Agrilink Foods' labeling equipment and distribution center. Agrilink Foods received proceeds of $12.6 million for the equipment and facility which were applied to outstanding bank loans. No significant gain or loss occurred as a result of this transaction.

Acquisition of DelAgra Corp.: Effective March 30, 1998, Agrilink Foods acquired the majority of assets and the business of DelAgra Corp. of Bridgeville, Delaware. DelAgra Corp. is a producer of private label frozen vegetables. The acquisition was accounted for as a purchase. The purchase price was approximately $6.6 million. Goodwill of approximately $0.6 million and $0.9 million for a covenant not to compete were received in conjunction with this transaction. These amounts are being amortized over 30 and 5 years, respectively. The operations of DelAgra Corp. have been included in the Company's Statement of Operations since the acquisition date.

Acquisition of C&O Distributing Company: Effective March 9, 1998, Agrilink Foods acquired the majority of assets and the business of C&O Distributing Company of Canton, Ohio. C&O distributed snack products for Snyder of Berlin, one of Agrilink Foods' businesses included within its snack foods unit. The acquisition was accounted for as a purchase. The purchase price was approximately $0.8 million. Intangibles of approximately $0.8 million were recorded in conjunction with this transaction and are being amortized over 30 years. The operations of C&O have been included in the Company's Statement of Operations since the acquisition date.

Formation of New Sauerkraut Company: Effective July 1, 1997, Agrilink Foods and Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, LLC, operates as a New York limited liability company with ownership and earnings divided equally between the two companies. The joint venture is accounted for using the equity method of accounting. Summarized financial information of Great Lakes Kraut Company, LLC is as follows:

Condensed Statement of Earnings
(Dollars in Thousands)

                                               Fiscal Years Ended
                              June 24, 2000       June 26, 1999    June 27, 1998

Net sales                       $  32,200           $  30,174         $ 27,620
Gross profit                    $   9,150           $   9,392         $  7,439
Operating income                $   5,488           $   6,267         $  4,411
Net income                      $   4,836           $   5,575         $  3,786

Condensed Balance Sheet
(Dollars in Thousands)

                              June 24, 2000       June 26, 1999

Current assets                  $  12,464           $  14,112
Noncurrent assets               $  22,081           $  21,669
Current liabilities             $  13,158           $  13,237
Noncurrent liabilities          $   4,579           $   5,736

NOTE 4.       PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 24, 2000 and June 26, 1999:

(Dollars in Thousands)

                                                  June 24, 2000                                  June 26, 1999

                                        Owned         Leased                         Owned           Leased
                                         Assets        Assets           Total         Assets          Assets            Total
                                       ----------    ----------      -----------    ----------      ----------       --------

Land                                   $  18,943     $     0         $ 18,943       $  19,864       $      0         $  19,864
Land improvements                          7,828           0            7,828           7,907              0             7,907
Buildings                                114,428         395          114,823         112,229            395           112,624
Machinery and equipment                  307,890         936          308,826         296,658            827           297,485
Construction in progress                  14,499           0           14,499          19,507              0            19,507
                                       ---------     -------         --------       ---------       --------         ---------
                                         463,588       1,331          464,919         456,165          1,222           457,387
Less accumulated depreciation           (115,856)       (704)        (116,560)        (89,568)          (564)          (90,132)
                                       ---------     -------         --------       ---------       --------         ---------
Net                                    $ 347,732     $   627         $348,359       $ 366,597       $    658         $ 367,255
                                       =========     =======         ========       =========       ========         =========

Obligations under capital leases1                    $   738                                        $    776
Less current portion                                    (218)                                           (208)
                                                     -------                                        --------
Long-term portion                                    $   520                                        $    568
                                                     =======                                        ========

1 Represents the present value of net minimum lease payments calculated at the Cooperative's incremental borrowing rate at the inception of the leases, which ranged from 6.3 to 9.8 percent.

Interest capitalized in conjunction with construction amounted to approximately $691,000, $259,000, and $248,000 in fiscal 2000, 1999, and 1998, respectively.

The following is a schedule of future minimum lease payments together with the present value of the minimum lease payments related to capitalized leases, both as of June 24, 2000:

(Dollars in Thousands)

 Fiscal Year Ending Last                   Capital    Operating    Total Future
       Saturday In June                    Leases       Leases      Commitment
 ----------------------------              -------    -----------  ------------
        2001                               $   294     $  8,621      $  8,915
        2002                                   222        6,265         6,487
        2003                                   147        5,036         5,183
        2004                                   121        2,559         2,680
        2005                                    89        1,925         2,014
    Later years                                 35       10,954        10,989
                                           -------     --------      --------
 Net minimum lease payments                    908     $ 35,360      $ 36,268
                                                       ========      ========
 Less amount representing interest            (170)
                                           -------
 Present value of minimum lease payments   $   738
                                           =======

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $18,671,000, $15,352,000, and $12,250,000 for fiscal years 2000, 1999, and 1998, respectively.

NOTE 5.       DEBT

The following is a summary of long-term debt outstanding:

(Dollars in Thousands)
                                                                   June 24, 2000                          Total
                                                 --------------------------------------------            June 26,
                                                   Agrilink        AgriFrozen         Total                1999
                                                 ------------      ----------       ---------          -----------
Bank Debt                                        $   428,300         $ 30,000       $  458,300         $   476,600
Senior Subordinated Notes                            200,015                0          200,015             200,015
Subordinated Promissory Notes (net of discount)       26,144            4,493           30,637              27,378
Other                                                  6,836                0            6,836               6,999
                                                 -----------         --------       ----------         -----------
Total Debt                                           661,295           34,493          695,788             710,992
Less Current Portion                                 (16,583)               0          (16,583)             (8,670)
                                                 -----------         --------       ----------         -----------
Total Long-Term Debt                             $   644,712         $ 34,493       $  679,205         $   702,322
                                                 ===========         ========       ==========         ===========

AGRILINK FOODS DEBT

New Credit Facility (Bank Debt): In connection with the DFVC Acquisition, Agrilink Foods entered into the New Credit Facility with Harris Bank as Administrative Agent and Bank of Montreal as Syndication Agent, and the lenders thereunder. The New Credit Facility consists of a $200 million Revolving Credit Facility and a $455 million Term Loan Facility. The Term Loan Facility is comprised of the Term A Facility, which has a maturity of five years, the Term B Facility, which has a maturity of six years, and the Term C Facility, which has a maturity of seven years. The Revolving Credit Facility has a maturity of five years. All previous bank debt was repaid in conjunction with the execution of the New Credit Facility.

The New Credit Facility bears interest, at Agrilink Foods' option, at the Administrative Agent's alternate base rate or the London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.00 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 2.75 percent for loans under the Term B Facility and (z) 3.00 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 2.75 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 3.75 percent for loans under the Term B
Facility and (z) 4.00 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. The fiscal 2000 weighted-average rate of interest applicable to the Term Loan Facility was 9.51 percent. In addition, Agrilink Foods pays a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

Utilizing outstanding balances at June 24, 2000, the Term Loan Facility is subject to the following amortization schedule:

(Dollars in Millions)

Fiscal Year   Term Loan A   Term Loan B     Term Loan C       Total
-----------   -----------   -----------     -----------       -----

    2001        $  10.0        $  0.4         $   0.4        $  10.8
    2002           10.0           0.4             0.4           10.8
    2003           10.0           0.4             0.4           10.8
    2004            9.2           0.4             0.4           10.0
    2005            0.0         190.5             0.4          190.9
    2006            0.0           0.0           195.0          195.0
                -------        ------         -------        -------
                $  39.2        $192.1         $ 197.0        $ 428.3
                =======        ======         =======        =======

The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the New Credit Facility. During fiscal 2000, Agrilink Foods made mandatory prepayments of $10.0 million from proceeds of the sale of the Cambria facility and the pickle operations. In addition, during fiscal 2000 principal payments of $8.3 million were made on the Term Loan facilities.

Agrilink Foods' obligations under the New Credit Facility are collateralized by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's (excluding AgriFrozen), current and future subsidiaries and (iii) all of Agrilink Foods' rights under the agreement to acquire DFVC (principally indemnification rights) and the Marketing and Facilitation Agreement between Agrilink Foods and Pro-Fac. Agrilink Foods' obligations under the New Credit Facility are guaranteed by Pro-Fac (excluding AgriFrozen) and certain of Agrilink Foods' subsidiaries.

The New Credit Facility contains customary covenants and restrictions on Agrilink Foods' ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The New Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. Under the Credit Agreement, the assets, liabilities, and results of operations of AgriFrozen are not consolidated with Pro-Fac for purposes of determining compliance with the covenants. In August of 1999, Pro-Fac negotiated an amendment to the original covenants. In conjunction with this amendment, Pro-Fac incurred a fee of approximately $2.6 million. This fee is being amortized over the remaining life of the New Credit Facility. Pro-Fac and Agrilink Foods are in compliance with all covenants, restrictions and requirements under the terms of the New Credit Facility as amended.

Interest  Rate  Protection  Agreements:   Agrilink  Foods  has  entered  into  a
three-year interest rate swap agreement with the Bank of Montreal in the notional amount of $150 million. The swap agreement provides for an interest rate of 4.96 percent over the term of the swap payable by Agrilink Foods in exchange for payments at the published three-month LIBOR. In addition, Agrilink Foods entered into a separate interest rate swap agreement with the Bank of Montreal in the notional amount of $100 million for an initial period of three years. This swap agreement provides for an interest rate of 5.32 percent over the term of the swap, payable by Agrilink Foods in exchange for payments at the published three-month LIBOR. Agrilink Foods entered into these agreements in order to manage its interest rate risk by exchanging its floating rate interest payments for fixed rate interest payments.

Agrilink Foods had a two-year option to extend the maturity date on one of the interest rate swap agreements with a notional amount of $100,000,000. On June 8, 1999, Agrilink Foods sold this option to Bank of Montreal for approximately $2,050,000. The gain resulting from the sale is being recognized over the remaining interest rate swap life.

Senior Subordinated Notes - 11-7/8 Percent (due 2008): To extinguish the Subordinated Bridge Facility, Agrilink Foods issued Senior Subordinated Notes ("New Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the New Notes accrues at the rate of 11-7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The New Notes represent general unsecured obligations of Agrilink Foods, subordinated in right of payment to certain other debt obligations of Agrilink Foods (including Agrilink Foods' obligations under the New Credit Facility). The New Notes are guaranteed by Pro-Fac and certain of Agrilink Foods' subsidiaries.

The New Notes contain customary covenants and restrictions on Agrilink Foods' ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens; (ii) limitations on consolidations, mergers, sales of assets, transactions with affiliates; and
(iii) limitations on dividends and other distributions. Agrilink Foods is in compliance with all covenants, restrictions, and requirements under the New Notes.

Subordinated Bridge Facility: To complete the DFVC Acquisition, Agrilink Foods entered into a Subordinated Bridge Facility (the "Bridge Facility"). During November 1998, the net proceeds from the sale of the New Notes, together with borrowings under the Revolving Credit Facility, were used to repay all the indebtedness outstanding ($200 million plus accrued interest) under the Bridge Facility. The outstanding indebtedness under the Bridge Facility accrued interest at an approximate rate per annum of 10 1/2 percent. Debt issuance costs associated with the Bridge Facility of $5.5 million were fully amortized during the second quarter of fiscal 1999.

Dean Foods Subordinated Promissory Note: As partial consideration for the DFVC Acquisition, Agrilink Foods issued to Dean Foods the Dean Foods Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the stated rates on the note are below market value, Agrilink Foods has imputed the appropriate discount utilizing an effective interest rate of 11-7/8 percent. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by Agrilink Foods of additional subordinated promissory notes identical to the note. Agrilink Foods satisfied this requirement through the issuance of six additional promissory notes each for approximately $0.4 million. Interest accruing after November 22, 2003 is payable in cash. The notes may be prepaid at Agrilink Foods' option without premium or penalty.

The note is expressly subordinate to the New Credit Facility and the New Notes and contains no financial covenants. The note is guaranteed by Pro-Fac.

Senior Subordinated Notes - 12 1/4 Percent Due 2005 ("Old Notes"): In conjunction with the DFVC Acquisition, Agrilink Foods repurchased $159,985,000 principal amount of its Old Notes, of which $160 million aggregate principal amount was previously outstanding. Agrilink Foods paid a total of approximately $184 million to repurchase the Old Notes, including interest accrued thereon of $2.9 million. Holders who tendered consented to certain amendments to the indenture relating to the Old Notes, which eliminated or amended substantially all the restrictive covenants and certain events of default contained in such indenture. Agrilink Foods may repurchase the remaining Old Notes in the future in open market transactions, privately negotiated purchases or otherwise.

Revolving Credit Facility ("Notes Payable"): Borrowings under Agrilink Foods' Revolving Credit Facility (excluding AgriFrozen) were as follows:

(Dollars in Thousands)

                                                                 Fiscal Years Ended
                                                   June 24, 2000    June 26, 1999    June 27, 1998
                                                   -------------    -------------    -------------
Balance at end of period                             $   5,700        $  18,900         $     0
Rate at fiscal year end                                 9.375%              8.2%            0.0%
Maximum outstanding during the period                $ 156,100        $ 116,200         $66,000
Average amount outstanding during the period         $  90,800        $  76,700         $51,300
Weighted average interest rate during the period          8.5%              7.8%            7.0%

Agrilink Foods also maintains a Letter of Credit Facility which provides for the issuance of letters of credit through September 2000. As of June 24, 2000, there were $14.2 million of letters of credit outstanding. Management anticipates timely renewals of the Letter of Credit facilities.

Other Debt: Other debt of $6.8 million carries rates up to 10 percent at June 24, 2000.


Maturities: Total long-term debt maturities during each of the next five fiscal years for debt associated with Agrilink Foods are as follows: 2001, $16.6 million; 2002, $11.2 million; 2003, $11.1 million; 2004, $10.3 million; and
2005, $190.6 million. Provisions of the Term Loan require annual payments on the last day of each September of each year (commencing September 30, 1999) in an amount equal to the "annual cash sweep" (equivalent to approximately 75 percent of net income adjusted for certain cash and non-cash items) for the preceding fiscal year. As of June 24, 2000, there were no obligations under this provision. Provisions of the Term Loan Facility also require that net cash proceeds from the sale of businesses be applied to the Term Loan Facility.

Fair Value: The estimated fair value of Agrilink Foods' long-term debt outstanding was approximately $615.5 million and $673.7 million at June 24, 2000 and June 26, 1999, respectively. The fair value for long-term debt was estimated using either quoted market prices for the same or similar issues or the current rates offered to Agrilink Foods for debt with similar maturities.

AGRIFROZEN DEBT

CoBank Credit Facility (Bank Debt): In connection with the acquisition of Agripac's frozen vegetable processing business, AgriFrozen entered into a CoBank credit facility with CoBank, ACB ("CoBank"). The CoBank Credit Facility consists of a $30 million Term Loan Facility and a Revolving Credit Facility both of which mature on June 29, 2002. The Revolving Credit Facility commitment is $55 million for fiscal 2000 and in each year thereafter it is $50 million.

The CoBank term loan facility bears interest, at the option of AgriFrozen, at a fixed or variable rate. The fixed rate represents the CoBank cost of funds plus
4.19 percent. The variable rate is CoBank's "National Variable Rate," which is a reference rate established by CoBank. In addition, AgriFrozen is obligated to pay a commitment fee calculated at a rate of 0.50 percent per annum on the amount by which the CoBank revolving credit facility commitment exceeds the greater of (i) $50 million or (ii) the average daily aggregate of the revolving credit facility advances. There is an interest cap, which includes the fees on the CoBank Revolving Credit Facility. The interest rate cap was $1.9 million for the initial period ending June 26, 1999 and is $5.5 million for each subsequent fiscal year.

AgriFrozen's obligations under the CoBank Credit Facility are collateralized by a first-priority lien on substantially all existing or after acquired assets, tangible or intangible, of AgriFrozen.

AgriFrozen's obligations under the CoBank Credit Facility are not guaranteed by Pro-Fac or Agrilink Foods and are expressly nonrecourse as to Pro-Fac and Agrilink Foods.

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

The note is expressly subordinate to the CoBank Credit Facility. The note is collateralized by the assets of AgriFrozen, but it is not guaranteed by Pro-Fac or Agrilink Foods and is expressly non-recourse as to Pro-Fac and Agrilink Foods.

Revolving Credit Facility ("Notes Payable"): Borrowings under AgriFrozen's Revolving Credit Facility were as follows:


(Dollars in Thousands)

                                                        Fiscal Years Ended
                                                 June 24, 2000     June 26, 1999

Balance at end of period                           $  44,100         $  36,000
Rate at fiscal year end                                11.00%             9.25%
Maximum outstanding during the period              $  51,000         $  36,970
Average amount outstanding during the period       $  42,482         $  11,548
Weighted average interest rate during the period       10.01%             9.25%

Fair Value: The estimated fair value of AgriFrozen's long-term debt outstanding was approximately $34.5 and $34.0 million at June 24, 2000 and June 26, 1999, respectively. The fair value for long-term debt was estimated using the current rates offered to AgriFrozen for debt with similar maturities.

NOTE 6.       TAXES ON INCOME

Taxes on income before extraordinary item include the following:

(Dollars in Thousands)

                                     Fiscal Years Ended
                        June 24, 2000   June 26, 1999      June 27, 1998

Federal -
  Current                 $ (4,929)         $12,781          $  6,214
  Deferred                  12,734            8,972             1,201
                           --------         -------          --------
                             7,805           21,753             7,415
State and foreign -
  Current                     (210)           2,016               874
  Deferred                     902              977              (449)
                           --------         -------          --------
                               692            2,993               425
                           --------         -------          --------
                           $ 8,497          $24,746          $  7,840
                           ========         =======          ========

A reconciliation of the consolidated effective tax rate to the amount computed by applying the federal income tax rate to income before taxes and extraordinary item is as follows:

                                                                          Fiscal Years Ended
                                                                   --------------------------------
                                                                   June 24,    June 26,    June 27,
                                                                     2000        1999        1998
                                                                   --------    --------    --------

Statutory federal rate                                               35.0%      35.0%        35.0%
State and foreign income taxes, net of federal income tax effect      2.9        3.5          2.3
Allocation to members                                                (7.0)       0.0         (8.6)
Goodwill amortization                                                 5.1        5.9          3.9
Dividend received deduction                                          (0.2)      (0.4)        (1.2)
Other, net                                                           (1.4)      (1.4)         0.0
                                                                     ----       ----         ----
Effective Tax Rate                                                   34.4%      42.6%        31.4%
                                                                     ====       ====         ====

The consolidated deferred tax (liabilities)/assets consist of the following:

(Dollars in Thousands)

                                                  June 24, 2000   June 26, 1999

Liabilities:
   Depreciation                                   $  (41,033)      $  (28,468)
   Goodwill and other intangible assets               (5,796)          (1,379)
   Prepaid manufacturing expense                     (10,152)          (7,086)
   Prepaid expenses and other current assets               0           (1,672)
   Investment in Great Lakes Kraut Company, LLC       (1,727)          (1,892)
   Discount on Subordinated Promissory Notes          (5,208)          (2,882)
                                                  ----------       ----------
                                                     (63,916)         (43,379)
                                                  ----------       ----------
Assets:
   Non-qualified retains                                 105              697
   Inventories                                        12,922            9,182
   Credits and operating loss carryforwards            7,820            1,538
   Accrued employee compensation                       1,795            5,316
   Insurance accruals                                  3,259            4,422
   Pension/OPEB accruals                              10,752            7,353
   Restructuring reserve                                 661            1,556
   Promotional reserves                                  371              867
   Other                                               7,334            6,945
                                                  ----------       ----------
                                                      45,019           37,876
                                                  ----------       ----------
   Net deferred liabilities                          (18,897)          (5,503)
   Valuation allowance                                (5,752)          (1,409)
                                                  ----------       ----------
                                                  $  (24,649)      $   (6,912)
                                                  ==========       ==========

During fiscal 2000, the Cooperative increased the valuation allowance in the amount of $4.3 million. This valuation allowance was primarily established for state net operating losses and credits generated during the year. As the Cooperative cannot assure that realization is more likely than not to occur, a valuation allowance has been recorded.

During fiscal 1999, Agrilink Foods utilized the $5.5 million of net operating loss carryforwards ($1.9 million of tax). The benefits for these net operating losses had been recorded in previous years.

In January 1995, the Boards of Directors of Agrilink Foods and Pro-Fac approved appropriate amendments to the Bylaws of Agrilink Foods to allow Agrilink Foods to qualify as a cooperative under Subchapter T of the Internal Revenue Code. In August 1995, Agrilink Foods and Pro-Fac received a favorable ruling from the Internal Revenue Service approving the change in tax treatment effective for fiscal 1996. This ruling also confirmed that the change in Agrilink Foods tax status would have no effect on Pro-Fac's ongoing treatment as a cooperative under Subchapter T of the Internal Revenue Code of 1986.

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

Pension cost for fiscal years ended 2000 and 1999 includes the following components:

(Dollars in Thousands)

                                                                                Pension Benefits
                                                                                Fiscal Years Ended
                                                                          June 24, 2000     June 26, 1999
Change in benefit obligation:
   Benefit obligation at beginning of period                               $  110,833        $  101,504
   Service cost                                                                 6,520             4,727
   Interest cost                                                                7,592             6,953
   Plan participants' contributions                                               160               242
   Amendments                                                                   2,296                 0
   Actuarial (gain)/loss                                                      (16,122)            4,976
   Benefits paid                                                               (9,584)           (7,569)
                                                                           ----------        ----------
     Benefit obligation at end of period                                      101,695           110,833
                                                                           ----------        ----------
Change in plan assets:
   Fair value of assets at beginning of period                                108,183           107,253
   Actual return on plan assets                                                12,941             8,000
   Employer contribution                                                          256               257
   Plan participants' contributions                                               160               242
   Benefits paid                                                               (9,584)           (7,569)
                                                                           ----------        ----------
     Fair value of assets at end of period                                    111,956           108,183
                                                                           ----------        ----------
Plan funded status:                                                            10,261            (2,650)
   Unrecognized prior service cost                                              2,181              (131)
   Unrecognized actuarial gain                                                (29,217)          (10,810)
   Union plans                                                                      0               (31)
                                                                           ----------        ----------
     Accrued benefit liability prior to additional minimum liability          (16,775)          (13,622)
Amounts recognized in the statement of financial position consist of:
   Accrued benefit liability                                                  (17,300)          (14,385)
   Accumulated other comprehensive income                                         525               763
                                                                           ----------        ----------
     Net amount recognized                                                 $  (16,775)       $  (13,622)
                                                                           ==========        ==========

Weighted-average assumptions:
   Discount rate                                                                  8.0%              7.0%
   Expected return on plan assets                                                 9.5%             10.0%
   Rate of compensation increase                                                  4.5%              4.5%

                                                                                  Pension Benefits
                                                                  --------------------------------------------------
                                                                                 Fiscal Years Ended
                                                                  --------------------------------------------------
                                                                  June 24, 2000     June 26, 1999      June 27, 1998
                                                                  -------------     -------------      -------------
Components of net periodic benefit cost:

   Service cost                                                       $  6,520        $   4,727          $ 2,796
   Interest cost                                                         7,592            6,953            6,776
   Expected return on plan assets                                      (10,604)         (10,528)          (8,708)
   Amortization of prior service cost                                      (16)             (15)             (22)
   Amortization of gain                                                    (51)            (741)            (593)
   Union costs                                                              37               81               88
                                                                      --------        ---------          -------
   Net periodic cost                                                  $  3,478        $     477          $   337
                                                                      ========        =========          =======

The Cooperative maintains a non-tax qualified Supplemental Executive Retirement Plan which provides additional retirement benefits to two prior executives who retired prior to November 4, 1994.

On January 28, 1992, the Cooperative adopted a Non-Qualified Excess Benefit Retirement Plan which serves to provide employees with the same retirement benefit they would have received from Agrilink Foods' retirement plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code having been revised in the 1992 Omnibus Budget Reform Act.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the two non-qualified retirement plans with accumulated benefit obligations in excess of plan assets were:

(Dollars in Thousands)

                                    Supplemental Executive Retirement Plan            Excess Benefit Retirement Plan
                                    ---------------------------------------         -----------------------------------
                                              Fiscal Years Ended                            Fiscal Years Ended
                                    ---------------------------------------         -----------------------------------
                                    June 24, 2000           June 26, 1999           June 24, 2000         June 26, 1999
                                    -------------           -------------           -------------         -------------

Projected benefit obligation          $ 1,729                 $  1,895                 $  1,159             $  1,128
Accumulated benefit obligation          1,729                    1,895                      834                  855
Plan assets                                 0                        0                        0                    0

Postretirement Benefits Other Than Pensions: Generally, other than pensions, the Cooperative does not pay retirees' benefit costs. Various exceptions exist, which have evolved from union negotiations, early retirement incentives and existing retiree commitments from acquired companies.

The Cooperative has not prefunded any of its retiree medical or life insurance liabilities. Consequently there are no plan assets held in a trust, and there is no expected long-term rate of return assumption for purposes of determining the annual expense.

The plan's funded status was as follows:

(Dollars in Thousands)

                                                                                        Other Benefits
                                                                                      Fiscal Years Ended
                                                                          June 24, 2000              June 26, 1999

Change in benefit obligation:
   Benefit obligation at beginning of period                               $    6,507                   $    2,758
   Service cost                                                                   184                           90
   Interest cost                                                                  433                          250
   (Decrease due to sale)/increase due to acquisition                            (295)                       2,065
   Actuarial (gain)/loss                                                         (715)                       1,932
   Benefits paid                                                                 (456)                        (588)
                                                                           ----------                   ----------
     Benefit obligation at end of period                                        5,658                        6,507
                                                                           ----------                   ----------
Change in plan assets:
   Fair value of assets at beginning of period                                      0                            0
   Employer contribution                                                          456                          588
   Benefits paid                                                                 (456)                        (588)
                                                                           -----------                  ----------
     Fair value of assets at end of period                                          0                            0
                                                                           ----------                   ----------
Plan funded status:                                                            (5,658)                      (6,507)
   Unrecognized actuarial loss                                                    717                        1,886
                                                                           ----------                   ----------
     Accrued benefit liability                                                 (4,941)                      (4,621)
Amounts recognized in the statement of financial position consist of:

   Accrued benefit liability                                                   (4,941)                      (4,621)
                                                                           ----------                   ----------
     Net amount recognized                                                 $   (4,941)                  $   (4,621)
                                                                           ==========                   ==========

Weighted-average assumptions:
   Discount rate                                                                  8.0%                         7.0%
   Expected return on plan assets                                                  N/A                          N/A
   Rate of compensation increase                                                  4.5%                         4.5%

                                                                                          Other Benefits
                                                                        --------------------------------------------------
                                                                        June 24, 2000     June 26, 1999       June 27, 1998
                                                                        -------------     -------------       -------------
Components of net periodic benefit cost:
   Service cost                                                           $     184          $     90           $       6
   Interest cost                                                                433               250                 198
   Amortization of loss/(gain)                                                  159                 0                 (10)
                                                                          ---------          --------           ----------
   Net periodic cost                                                      $     776          $    340           $     194
                                                                          =========          ========           =========

For measurement purposes, an 8.5 percent rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2000. The rate was assumed to decrease gradually to 5.0 percent for 2007 and remain at that level thereafter.

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

                                                               1-Percentage       1-Percentage
                                                              Point Increase     Point Decrease

Effect on total of service and interest cost components        $   47,913         $   (43,868)
Effect on postretirement benefit obligation                    $  283,765         $  (260,670)

Retirement Savings and Incentive Plan: Under the Retirement Savings and Incentive Plan ("RSIP"), the Cooperative makes an incentive contribution to the RSIP if certain pre-established earnings goals are achieved. In addition, the Cooperative contributes 401(k) matching contributions to the plan for the benefit of employees who elect to defer a portion of their salary into the plan. During fiscal 2000, 1999, and 1998, the Cooperative allocated $1,076,000, $888,000, and $475,000, respectively, in the form of matching contributions and $0, $0, and $400,000, respectively, in the form of incentive contributions for the benefit of its employees.

In addition, Agrilink Foods also maintains a Non-qualified Retirement Savings Plan in which the Cooperative allocates matching contributions for the benefit of "highly compensated employees" as defined under Section 414(q) of the Internal Revenue Code. During fiscal 2000, 1999, and 1998, the Cooperative allocated $243,000, $208,000, and $131,000 respectively in the form of matching contributions to this plan.

Long-Term Incentive Plan: On June 24, 1996, the Cooperative introduced a long-term incentive program, the Agrilink Foods Equity Value Plan, which it has amended from time to time. The Equity Value Plan provides performance units to a select group of management. The future value of the performance units is determined by the Company's performance on earnings and debt repayment.

Units issued in 1996 through 1999 vest 25 percent each year after the first anniversary of the grant, becoming 100 percent vested on the fourth anniversary of grant. For units granted in 1996, the appreciated value of units in excess of the initial grant price is paid as cash compensation on the tenth anniversary of grant. The total units granted in 1996 were 248,511 at $13.38. For units granted in 1997, 1998 and 1999, the final value of the performance units is determined on the fourth anniversary of grant. One-third of the appreciated value of units in excess of the initial grant price is paid as cash compensation over each of the subsequent three years. The total units granted from 1997 through 1999 were 402,715 at $26.00 per unit in 1999, 308,628 at $21.88 per unit in 1998, and
176,278 at $25.04 per unit in 1997.

For units granted in 2000, the final value of the performance units is discretionary. Units granted in 2000 vest 100 percent on the fourth anniversary of grant. The total units granted in 2000 were 371,806.

Units forfeited since the inception of the plan include 8,731 at $26.00, 9,418 at $21.88, 18,362 at $25.04, and 27,165 at $13.38.

The value of the grants from the Agrilink Foods Equity Value Plan will be based on Agrilink's future earnings and debt repayment.

Employee Stock Purchase Plan: During fiscal 1996 the Cooperative introduced an Employee Stock Purchase Plan which affords employees the opportunity to purchase semi-annually, in cash or via payroll deduction, shares of Class B Cumulative Pro-Fac Preferred Stock to a maximum value of 5 percent of salary. The purchase price of such shares is par value, $10 per share. During fiscal 2000, 1999, and 1998, 23,664, 26,061, and 27,043 shares, respectively, were held by employees, and there were no shares subscribed to as of June 24, 2000.

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

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snacks category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop, and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stew, and soups, and various other ready-to-eat prepared meals. Branded products within the canned meals category include Nalley. Other product lines primarily represent salad dressings. Branded products within the "other category" include Bernstein's and Nalley.

The following table illustrates the Cooperative's operating segment information:

(Dollars in Millions)                                                                      Fiscal Years Ended
                                                                          --------------------------------------------------
                                                                          June 24, 2000      June 26, 1999     June 27, 1998
                                                                          -------------      -------------     -------------
Net Sales:
   Vegetables                                                               $    886.6         $    763.1       $   233.1
   Fruits                                                                        110.4              111.5           119.7
   Snacks                                                                         87.3               87.9            83.7
   Canned Meals                                                                   60.3               64.2            64.0
   Other                                                                          54.5               73.0            58.6
                                                                            ----------         ----------       ---------
     Continuing segments                                                       1,199.1            1,099.7           559.1
   Businesses sold                                                                69.4              139.2           160.6
                                                                            ----------         ----------       ---------
         Total                                                              $  1,268.5         $  1,238.9       $   719.7
                                                                            ==========         ==========       =========

Operating income:
   Vegetables1                                                              $     70.8         $     46.0       $    11.5
   Fruits                                                                         13.9                8.4            17.1
   Snacks                                                                          6.7                3.3             6.1
   Canned Meals                                                                    6.7                6.5             6.8
   Other                                                                           4.6                3.7            (0.3)
                                                                            ----------         ----------       ---------
     Continuing segments operating income                                        102.7               67.9            41.2
   Businesses sold                                                                (1.2)               5.1            14.5
                                                                            ----------         ----------       ---------
         Total                                                                   101.5               73.0            55.7
Gains on sales of assets                                                           6.7               64.7             0.0
Restructuring expense                                                              0.0               (5.0)            0.0
                                                                            ----------         ----------       ---------
Total consolidated operating income                                              108.2              132.7            55.7
Interest expense                                                                 (83.5)             (67.4)          (30.7)
Amortization of debt issue costs associated with the Bridge Facility               0.0               (5.5)            0.0
                                                                            ----------         ----------       ---------
Pretax income before extraordinary item, dividends and allocation of
  net proceeds                                                              $     24.7         $     59.8       $    25.0
                                                                            ==========         ==========       =========
Total Assets:
   Vegetables                                                               $    966.2         $    974.1       $   300.8
   Fruits                                                                         79.4               90.2            87.5
   Snacks                                                                         43.5               40.9            43.1
   Canned Meals                                                                   45.7               46.2            49.8
   Other                                                                          52.2               43.1            47.4
                                                                            ----------         ----------       ---------
     Continuing segments                                                       1,187.0            1,194.5           528.6
   Businesses sold                                                                 0.0                1.1            37.9
   Assets held for sale                                                            0.3                0.9             2.7
                                                                            ----------         ----------       ---------
       Total                                                                $  1,187.3         $  1,196.5       $   569.2
                                                                            ==========         ==========       =========

Depreciation expense:
   Vegetables                                                               $     24.6         $     15.7       $     8.2
   Fruits                                                                          1.7                2.4             3.6
   Snacks                                                                          2.4                1.7             1.6
   Canned Meals                                                                    1.2                1.2             1.0
   Other                                                                           1.2                1.0             1.4
                                                                            ----------         ----------       ---------
     Continuing segments                                                          31.1               22.0            15.8
   Businesses sold                                                                 1.5                2.8             2.2
                                                                            ----------         ----------       ---------
     Total                                                                  $     32.6         $     24.8       $    18.0
                                                                            ==========         ==========       =========

Amortization Expense:
   Vegetables                                                              $       6.1         $      5.4       $     0.6
   Fruits                                                                          0.1                0.1             0.3
   Snacks                                                                          0.8                0.9             0.6
   Canned meals                                                                    0.7                0.7             0.8
   Other                                                                           0.7                0.6             0.6
                                                                           -----------         ----------       ---------
     Continuing segments                                                           8.4                7.7             2.9
   Businesses sold                                                                 0.4                1.7             0.7
                                                                           -----------         ----------       ---------
       Total                                                               $       8.8         $      9.4       $     3.6
                                                                           ===========         ==========       =========

(Dollars in Millions)                                                                    Fiscal Years Ended
                                                                          --------------------------------------------------
                                                                          June 24, 2000      June 26, 1999     June 27, 1998
                                                                          -------------      -------------     -------------
Capital expenditures:
   Vegetables                                                              $      21.4         $     19.5       $     8.0
   Fruits                                                                          1.6                1.3             1.5
   Snacks                                                                          2.3                2.0              1.8
   Canned Meals                                                                    1.1                0.6             0.5
   Other                                                                           0.2                0.3             0.4
                                                                           -----------         ----------       ---------
     Continuing Segments                                                          26.6               23.7            12.2
   Businesses sold                                                                 0.4                0.1             1.9
                                                                           -----------         ----------       ---------
       Total                                                               $      27.0         $     23.8       $    14.1
                                                                           ===========         ==========       =========

1 The vegetable product line includes earnings derived from Agrilink Foods' investment in Great Lakes Kraut Company, LLC of $2.4 million, $2.8 million and $1.9 million in fiscal 2000, fiscal 1999, and fiscal 1998, respectively. See NOTE 3 to the "Notes to Consolidated Financial Statements" - "Acquisitions and Disposals - Formation of New Sauerkraut Company."

NOTE 9.       COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative's shares authorized, issued, and outstanding at June 24, 2000 and June 26, 1999.

                                                                                        Shares Issued and Outstanding
                                                                                              Fiscal Years Ended
                                                      Par               Shares         --------------------------------
                                                     Value            Authorized       June 24, 2000      June 26, 1999
                                                     -----            ----------       -------------      -------------

Class A Common Stock                                 $ 5.00            5,000,000         2,132,981         1,995,740
Class B Common Stock                                 $ 5.00            2,000,000           723,229                 0
Non-Cumulative Preferred Stock                       $25.00            5,000,000            34,400            39,635
Class A Cumulative Preferred Stock                   $ 1.00           10,000,000         4,249,007         3,694,495
Class B Cumulative Preferred Stock                   $ 1.00            9,500,000                 0                 0
Class C Cumulative Preferred Stock                   $ 1.00           10,000,000                 0                 0
Class D Cumulative Preferred Stock                   $ 1.00           10,000,000                 0                 0
Class E Cumulative Preferred Stock                   $ 1.00           10,000,000                 0                 0
Class B, Series I 10% Cumulative Preferred Stock     $ 1.00              500,000            23,664            26,061

On March 4, 1999, the Cooperative authorized up to $15,000,000 of special membership interests which shall have a stated value equal to such interests' face amount.

Common Stock: The Common Stock purchased by members is related to the crop delivery of each member. Regardless of the number of shares held, each member has one vote. As of June 24, 2000, there were 626 holders of the Class A Common Stock and 150 holders of Class B Common Stock. Common Stock may be transferred to another grower only with approval of the Pro-Fac Board of Directors. If a member ceases to be a producer of agricultural products which is marketed through the Cooperative, then it must sell its Common Stock to another grower within the members' pool that is acceptable to the Cooperative. If no such grower is available to purchase the stock, then the member must sell its Common Stock to the Cooperative at par value. There is no established public trading market for the Common Stock of the Cooperative.

In fiscal 2000, 1999, and 1998 dividends on Class A Common Stock were paid at a rate of 5.0 percent. There were no dividends paid on the Class B Common Stock. Subsequent to June 24, 2000, the Cooperative declared a cash dividend at a rate of 5.0 percent on the Class A Common Stock. These dividends amounted $0.5 million and were paid in July 2000.

At June 24, 2000 and June 26, 1999, there were outstanding subscriptions, at par value, of 233,977 and 384,649 shares for Class A Common Stock, respectively. These shares are issued as subscription payments are received. There were no outstanding subscriptions for the Class B Common Stock.

Preferred Stock: Except for the Class B, Series I, 10 Percent Cumulative Preferred Stock, all preferred stock outstanding originated from the conversion at par value of retains at the discretion of Pro-Fac's board of directors. Preferred Stock is non-voting, except that the holders of preferred and common stock are entitled to vote as separate classes on certain matters which would affect or subordinate the rights of the class.

On August 23, 1995, the Cooperative commenced an offer to exchange one share of its Class A Cumulative Preferred Stock (liquidation preference $25 per share) for each of its existing Non-cumulative Preferred Stock (liquidation preference $25 per share). Pro-Fac's Class

A Cumulative Preferred Stock is listed under the symbol PFACP on the Nasdaq National Market System. As of June 24, 2000, the number of Class A Cumulative Preferred Stock record holders was 1,831.

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

Class B, Series I, 10 Percent Cumulative Preferred Stock     $1.00 per share paid annually.

Subsequent to June 24, 2000, the Cooperative declared a cash dividend of $1.50 per share on the Non-cumulative Preferred Stock and $.43 per share on the Class A Cumulative Preferred Stock. These dividends amounted to $1.9 million and were paid in July 2000.

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

Earned Surplus: Earned surplus consists of accumulated income after distribution of earnings allocated to members, dividends and after state and federal income taxes. Earned surplus is reinvested in the business in the same fashion as retains.

NOTE 10.      SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation, wholly-owned subsidiaries of Agrilink Foods ("Subsidiary Guarantors") and Pro-Fac, have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of Agrilink Foods with respect to Agrilink Foods' 11 7/8 percent Senior Subordinated Notes due 2008 and the New Credit Facility. The covenants in the New Notes and the New Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to Agrilink Foods.

Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that such financial statements and other disclosures are not material. Accordingly, set forth below is certain summarized financial information derived from unaudited historical financial information for the Subsidiary Guarantors, on a combined basis.

(Dollars in Thousands)

                                                  Fiscal Year Ended
                                       -----------------------------------------
                                         June 24,       June 26,      June 27,
                                            2000          1999          1998
                                       -----------     ---------     ---------
Summarized Statement of Operations:

    Net sales/royalty income           $    74,163     $  33,026     $  12,086
    Gross profit                            59,072        23,641         5,123
    Income from continuing operations       59,343        20,732         1,002
    Net income                              38,575        13,401         1,002

Summarized Balance Sheet:

    Current assets                     $     3,258     $   1,759     $   2,033
    Noncurrent assets                      211,107       217,684         7,129
    Current liabilities                      6,926         8,290         1,267

NOTE 11.      OTHER MATTERS

Legal Matters: The Cooperative is party to various litigation and claims arising in the ordinary course of business. Management and legal counsel for the Cooperative are of the opinion that none of these legal actions will have a material effect on the financial position of the Cooperative.

Commitments: Agrilink Foods has guaranteed an approximate $3.0 million loan for Great Lakes Kraut Company, LLC in which Agrilink Foods has a 50 percent interest.

Agrilink Foods has guaranteed an approximate $1.4 million loan for the City of Montezuma to renovate a sewage treatment plant operated in Montezuma on behalf of the City.

                            Pro-Fac Cooperative, Inc.

                      Quarterly Financial Data (Unaudited)

Quarterly financial information for the fiscal years ended June 24, 2000 and June 26, 1999 appears in the following table. All quarters reflect 13-week periods.

In the opinion of management, all adjustments necessary for a fair presentation of the unaudited quarterly data have been made.

(Dollars in Thousands Except Per Share)

                                                                                 Quarters Fiscal 2000
                                                      1                 2                3                 4           Total Year
                                                 ----------       ----------        -----------      -----------       -----------

Net sales                                        $  296,248      $   380,485        $  300,880       $  290,929        $ 1,268,542
Gross profit                                     $   84,794      $   128,241        $   90,417       $   82,229        $   385,681
Income before taxes, dividends,
     and allocation of net proceeds              $    1,448      $    19,113        $    1,991       $    2,109        $    24,661
Net income                                       $      403      $    14,480        $      925       $      356        $    16,164
Cash dividends declared per share on
   Class A Cumulative Preferred Stock            $      .43      $       .43        $      .43       $      .43        $      1.72
Market price per share on Class A
   Cumulative Preferred Stock (Nasdaq)
     High                                        $   19.500      $    19.125        $   16.953       $   16.953        $    19.500
     Low                                         $   18.500      $    17.500        $   13.875       $   14.875        $    13.875

(Dollars in Thousands Except Per Share)

                                                                                Quarters  Fiscal 1999
                                                         1                2                3                4           Total Year
                                                 ---------------  ---------------   --------------   --------------     ----------

Net sales                                        $  182,579      $   376,703        $  361,235       $  318,429        $ 1,238,946
Gross profit                                     $   46,697      $   122,140        $  110,388       $   82,283        $   361,508
Income before taxes, extraordinary item,
   dividends, and allocation of net proceeds     $   68,316      $     6,962        $   (1,405)      $  (14,159)       $    59,714
Net income                                       $   25,285      $     5,069        $   (2,841)      $  (10,569)       $    16,944
Cash dividends declared per share on
   Class A Cumulative Preferred Stock            $      .43      $       .43        $      .43       $      .43        $      1.72
Market price per share on Class A
   Cumulative Preferred Stock (Nasdaq)
     High                                        $   20.375      $    20.000        $    19.875       $  19.500        $    20.375
     Low                                         $   19.000      $    18.813        $    18.000       $  17.500        $    17.500

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND OFFICERS

                       MANAGEMENT AND DIRECTORS OF PRO-FAC

                        Date
          Name        of Birth                          Positions

Bruce R. Fox            1947       Director and Chairman of the Board, President
Steven D. Koinzan       1948       Director and Vice Chairman of the Board, Vice President
Tom R. Croner           1942       Director
Earl L. Powers          1944       Treasurer
Stephen R. Wright       1947       Secretary and General Manager
Dale W. Burmeister      1940       Director
Peter R. Call           1956       Director
Glen Lee Chase          1937       Director
Kenneth A. Dahlstedt    1954       Director
Robert DeBadts          1957       Director
Kenneth A. Mattingly    1948       Director
Allan W. Overhiser      1960       Director
Paul E. Roe             1939       Director
Darell Sarff            1949       Director

Bruce R. Fox has been a Director of Pro-Fac since 1974. For information regarding Mr. Fox, see "Management and Directors of Agrilink Foods."

Steven D. Koinzan has been a Director of Pro-Fac since 1983. For information regarding Mr. Koinzan, see "Management and Directors of Agrilink Foods."

Tom R. Croner has been a Director of Pro-Fac since 1985 and a member of Pro-Fac since 1973. He was elected Secretary on March 27, 1995. Mr. Croner is a dairy and potato farmer (T-Rich Inc.; Berlin, Pennsylvania).

Earl L. Powers has been an officer of Pro-Fac since 1997. For information regarding Mr. Powers, see "Management and Directors of Agrilink Foods."

Stephen R. Wright has been an officer of Pro-Fac since March 1995, having previously served as Assistant General Manager since November 1994. For information regarding Mr. Wright, see "Management and Directors of Agrilink Foods."

Dale W. Burmeister has been a Director of Pro-Fac since 1992 and a member of Pro-Fac since 1974. Mr. Burmeister is a fruit and vegetable grower (Lakeshore Farms, Inc.; Shelby, Michigan).

Peter R. Call was elected a Director of Pro-Fac in February 2000. Mr. Call is a vegetable, fruit, and grain farmer (My-T Acres, Inc., Batavia, New York).

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

Term of Office: Directors of Pro-Fac are elected for three-year terms, and one-third of the directors are elected annually. Officers of Pro-Fac are elected for one-year terms.

                      MANAGEMENT AND DIRECTORS OF AGRILINK

Management and Directors: Effective upon consummation of the acquisition of Agrilink Foods by Pro-Fac, Pro-Fac established a management structure for Agrilink Foods, providing for a Board of Directors consisting of one management director, Pro-Fac Directors and Disinterested Directors. The number of Pro-Fac Directors is equal to the number of Disinterested Directors. The Chairman of the Board is a Pro-Fac Director. The management and directors are listed below. The Cooperative may in the future expand the Board of Directors, but Pro-Fac has undertaken to cause the Cooperative to maintain a Board on which the number of Pro-Fac Directors does not exceed the number of Disinterested Directors. The Senior Subordinated Notes - 11-7/8 Percent (due 2008) provide that there will be a Change of Control if, for a period of 120 consecutive days, the number of Disinterested Directors on the Board of Directors of the Cooperative is less than the greater of (i) two and (ii) the number of directors who are also directors, members or affiliates of the Cooperative. The New Credit Facility provides that there will be a change of control if the number of Pro-Fac directors exceeds the number of disinterested directors.

Set forth below is certain information concerning the individuals who serve as directors and officers of the Cooperative.

                                   Year of
       Name                         Birth                           Positions

Dennis M. Mullen(1)                 1953         President and Chief Executive Officer and Director

William D. Rice(4)                  1934         Senior Vice President Strategic Development

Earl L. Powers                      1944         Executive Vice President and Chief Financial Officer

Stephen R. Wright                   1947         Executive Vice President Agriculture and Secretary

David M. Mehalick                   1956         Vice President and Legal Counsel

Bruce R. Fox(2)                     1947         Director and Chairman of the Board

Cornelius D. Harrington, Jr.(3)     1927         Director

Steven D. Koinzan(2)                1948         Director and Vice Chairman of the Board

Paul E. Roe(2)                      1939         Director

Walter F. Payne(3)                  1936         Director

Frank M. Stotz(3)                   1930         Director

(1) Management Director.

(2) Pro-Fac Director.

(3) Disinterested Director.

(4) Mr. Rice retired from the Company effective June 30, 2000.

Dennis M. Mullen has been the President and Chief Executive Officer since January 1997 and a Director of Agrilink Foods since May 1996. He was Chief Operating Officer from May 1996 to January 1997 and Executive Vice President since January 1996. He had been President and Chief Executive Officer of Curtice Burns Foods from March 1993 to May 1996. He was Senior Vice President and Business Unit Manager Food Service of Curtice Burns Foods from 1991 to 1993, and Senior Vice President-Custom Pack Sales for Nalley from 1990 to 1991. Prior to employment with Agrilink Foods, he was President and Chief Executive Officer of Globe Products Company. He currently serves on the Board of Directors for Grocery Manufacturers of America, National Food Processors Association, the Popcorn Institute, United Way of Greater Rochester, Genesee Valley American Heart Association, St. Leo College, the Rochester Institute of Technology School of Food, Hotel, Travel Management's National Advisory Board, and Chase Manhattan Bank's Northeast Advisory Board.

William D. Rice has been Senior Vice President Strategic Development since February 1997 and Secretary of Agrilink Foods since 1989. He was Chief Financial Officer from 1969 to February 1997. He was Treasurer of Agrilink Foods from 1975 to 1996. He was Vice President-Finance of Agrilink Foods from 1969 to 1991. He was Assistant Treasurer of Pro-Fac from 1970 to February 1997 (Management Chief Financial Officer for Pro-Fac). Mr. Rice has retired from the company effective June 30, 2000.

Earl L. Powers has been Executive Vice President and Chief Financial Officer since February 1997. He was Vice President and Corporate Controller from March 1993 to February 1997, and Vice President Finance and Management Information Systems, Curtice Burns Foods business unit of Agrilink Foods from 1991 to March 1993. Prior to joining Agrilink Foods, he was Controller of various Pillsbury Company divisions 1987-1990 and various other executive management positions at the Pillsbury Company 1976-1987.

Stephen R. Wright has been Executive Vice President since November 6, 1996. He was Senior Vice President - Procurement of Agrilink Foods from November 1994 and Vice President -- Procurement for Agrilink Foods from 1990 to November, 1994, having served as Director of Commodities and Administration Services for Agrilink Foods from 1988 to 1990.

David M. Mehalick joined Agrilink Foods May 1, 1999 as Vice President and General Counsel. Prior to employment with Agrilink Foods, he practiced law in the firm of Harris Beach & Wilcox from 1981 to 1999.

Bruce R. Fox has been a Director of Agrilink Foods since the completion of the Pro-Fac acquisition of Agrilink Foods and in fiscal 2000 was elected Chairman of the Board. He has been a Director of Pro-Fac since 1974. He was Treasurer of Pro-Fac from 1984 until March 27, 1995, when he was elected President. He has been a member of Pro-Fac since 1974. Mr. Fox is a fruit and vegetable grower (N.J. Fox & Sons, Inc., Shelby, MI).

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

Steven D. Koinzan has been a Director of Agrilink Foods since the completion of the Pro-Fac acquisition of Agrilink Foods and in fiscal 2000 was elected Vice Chairman of the board. He has been a Director of Pro-Fac since 1983. He was Secretary of Pro-Fac from March 1993 until March 27, 1995, when he was elected Treasurer. He has been a member of Pro-Fac since 1979. Mr. Koinzan is a popcorn, field corn and soybean farmer (Koinzan Farms; Norden, Nebraska).

Walter F. Payne has been a Director of Agrilink Foods since January 1996 and President and Chief Executive Officer of Blue Diamond Growers since 1992. He held various positions at Blue Diamond Growers between 1973 and 1992. He is currently on the Board of Directors of the Almond Board of California and the International Nut Council, and the National Council of Farmer Cooperatives, and a member of the Board of Trustees for the Graduate Institute of Cooperative Leadership.

Paul E. Roe was elected a Director of Agrilink in fiscal 2000. He has been a Director of Pro-Fac since 1986 and a member of Pro-Fac since 1961. Mr. Roe is a vegetable, grain and dry bean farmer (Roe Acres, Inc.; Bellona, New York).

Frank M. Stotz has been a Director of Agrilink Foods since the completion of the Pro-Fac acquisition of Agrilink Foods. Mr. Stotz retired in 1994 from his position as Senior Vice President - Finance of Bausch & Lomb Incorporated. Before joining Bausch & Lomb in that capacity in 1991, Mr. Stotz was a partner with Price Waterhouse.

Term of Office: All directors of Agrilink Foods will hold office from the date of election until the next annual meeting of the shareholder or until their successors are duly elected and qualified. Each executive officer of Agrilink Foods will hold office from the date of election until his successor is elected or appointed.

There are no family relationships between any Director, executive officer, or any person nominated or chosen by Agrilink Foods to become a Director or executive officer.

ITEM 11.      EXECUTIVE COMPENSATION

The following tables show the cash compensation and certain other components of the compensation of the chief executive officer and four other most highly compensated executive officers of the Cooperative, earned during fiscal years ended June 24, 2000, June 26, 1999, and June 27, 1998 (collectively, the "Named Executive Officers").

Executive Compensation
Summary Compensation Table
                                                                                            Annual
                                                                                      Compensation1                      RSIP/
                                                                                ---------------------------             Matching
Name and Principal Position                                       Year            Salary           Bonus2            Contributions
---------------------------                                       ----          -----------      ---------           -------------

Dennis M. Mullen -                                                 2000         $ 525,000        $        0            $   3,173
   President and Chief Executive Officer and Director              1999         $ 500,000        $        0            $   4,241
                                                                   1998         $ 432,256        $  216,000            $   7,783

Earl L. Powers                                                     2000         $ 283,854        $        0            $   4,125
   Executive Vice President Finance and Chief Financial Officer    1999         $ 260,096        $        0            $   5,124
                                                                   1998         $ 239,327        $  140,000            $   7,106

William D. Rice4                                                   2000         $ 271,014        $        0            $   3,752
   Senior Vice President Strategic Development                     1999         $ 271,014        $        0            $   4,781
                                                                   1998         $ 273,342        $  100,000            $   5,019

David M. Mehalick3                                                 2000         $ 241,867        $        0            $       0
   Vice President and Legal Counsel                                1999         $  36,923        $        0            $       0

Stephen R. Wright                                                  2000         $ 212,160        $        0            $   3,120
   Executive Vice President Agriculture                            1999         $ 205,999        $        0            $   3,762
                                                                   1998         $ 200,154        $  100,000            $   5,446

1 No Named Executive Officer has received personal benefits during the period in excess of the lesser of $50,000 or 10 percent of annual salary.

2 Pursuant to the Management Incentive Plan of Agrilink Foods (the "Incentive Plan"), additional compensation is paid if justified by the activities of the officers and employees eligible under the Incentive Plan and by the earnings of Agrilink Foods and of Pro-Fac Cooperative, Inc. ("Pro-Fac").

3  Mr. Mehalick's employment with Agrilink Foods began May 1, 1999.

4  Mr. Rice retired from the Company on June 30, 2000

Long-Term Incentive Plan - Awards in Last Fiscal Year


                                                                                      Estimated Future Payouts
                              (b)                        (c)                     Under Non-Stock Price Based Plans
                       Number of Shares          Performance or Other              (d)                    (e)
   (a)                  Units or Other          Period Until Maturation         Threshold               Target
   Name                Rights Granted (1)              or Payout                 ($ or #)             ($ or #)(2)


Dennis M. Mullen             82,850                   6/23/2004                   $0                      $0
Earl L. Powers               34,176                   6/23/2004                   $0                      $0
Stephen R. Wright            22,403                   6/23/2004                   $0                      $0
David M. Mehalick            27,838                   6/23/2004                   $0                      $0

(1) On June 29, 2000, the Cooperative issued performance units under the Agrilink Foods Equity Value Plan ("EVP") to a select group of management. The future value of the performance units is discretionary. The performance units vest 100 percent on the fourth anniversary of grant. One-third of the appreciated value of units in excess of the initial grant price is paid as cash compensation over the subsequent three years. The final value of the 2000 performance units is determined on the fourth anniversary of grant.

(2) The value of the June 29, 2000 grants from the Agrilink Foods Equity Value Plan is discretionary. The beginning value of these performance units was set at a level requiring improved earnings and debt-repayment performance. The target payouts shown above are based on the value of the performance units at fiscal 2000 earnings and debt levels and would yield no payout from the plan at those levels. If future performance equals fiscal 2000 performance, no payouts will be made from the plan relative to the options granted on June 29, 2000.

Retirement Plans: Agrilink Foods' Master Salaried Retirement Plan (the "Pension Plan") provides defined retirement benefits for its officers and all salaried and clerical personnel. The compensation upon which the pension benefits are determined is included in the salary columns of the "Summary Compensation Table."

For retirement before age 65, the annual benefits are reduced by an amount for each year prior to age 65 at which such retirement occurs so that if retirement occurs at age 55, the benefits are 70 percent of those payable at age 65.

The approximate number of years of Plan participation under Agrilink Foods' Pension Plan as of June 24, 2000, of the Executive Officers listed in the Summary Compensation Table are as follows: Dennis M. Mullen-9, William D. Rice-28, Earl L. Powers-8, Stephen R. Wright-25 and David M. Mehalick-0.

On January 28, 1992, Agrilink Foods adopted an Excess Benefit Retirement Plan which serves to provide employees with the same retirement benefit they would have received from Agrilink Foods' Master Salaried Retirement Plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code, which was $150,000 on January 1, 1994, having been revised in the 1992 Omnibus Budget Reform Act.

The following table shows the estimated pension benefits payable to a covered participant, at age 65, at the specified final average pay, and years of credited service levels under Agrilink Foods' Master Salaried Retirement Plan and the Excess Benefit Retirement Plan.

                               Pension Plan Table

                                 Years of Plan Participation
    Final     ----------------------------------------------------------------
 Average Pay        15         20           25            30            35
 -----------  ----------   ---------    ---------     ---------      ---------

$  125,000    $ 21,476    $  27,988     $  34,530     $  41,120      $  47,915
   150,000      26,726       34,988        43,280        51,620         60,165
   175,000      31,976       41,988        52,030        62,120         72,415
   200,000      37,226       48,988        60,780        72,620         84,665
   225,000      42,476       55,988        69,530        83,120         96,915
   250,000      47,726       62,988        78,280        93,620        109,165
   275,000      52,976       69,988        87,030       104,120        121,415
   300,000      58,226       76,988        95,780       114,620        133,665
   325,000      63,476       83,988       104,530       125,120        145,915
   350,000      68,726       90,988       113,280       135,620        158,165
   375,000      73,976       97,988       122,030       146,120        170,415
   400,000      79,226      104,988       130,780       156,620        182,665

Termination Protection Provisions: Agrilink Foods has adopted a Salary Continuation Agreement for Mr. Mullen, whereby, two years of salary and benefits continuation will be provided if Mr. Mullen's employment is involuntarily terminated for reasons other than for "cause" as such term is defined in the Agreement. In addition, this agreement provides Mr. Mullen with a retention bonus in an amount equal to one year of his base salary as of September 1, 1998 if he continues to provide services to Agrilink Foods through August 31, 2001 in accordance to the reasonable terms and conditions of his employment.

Directors' Compensation: In fiscal 2000, non-employee directors who were designated by Pro-Fac received an annual stipend of $6,000 per year, plus $200 per day for attending Board or Committee meetings. The Pro-Fac President received an annual stipend of $12,000 per year, plus $400 per day for attending Board or Committee meetings. In fiscal 2000, all other outside directors, Messrs. Harrington, Payne, and Stotz received an annual rate of $18,000 in addition to $600 per day. In fiscal 2000, the Chairman of the Board received a fixed amount in lieu of the standard attendance fees and annual stipend of $24,700.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of June 24, 2000, with respect to (i) each person known by Pro-Fac to own beneficially 5 percent or more of any class of Pro-Fac's voting securities, (ii) each director and named executive officer of Pro-Fac and (iii) all directors and officers of Pro-Fac as a group.

                                                                        Amount and Nature of         Percent of
             Name                            Title of Class            Beneficial Ownership(a)        Class(b)
------------------------------        ----------------------------    ------------------------       ----------


Cherry Central Cooperative, Inc.      Common                                  346,680                  16.25%
   PO Box 988                         Class A Cumulative Preferred             80,126                   1.89%
   Traverse City, MI 49685

Michigan Blueberry Growers Assoc.     Common                                  116,400                   5.46%
   PO Drawer B                        Class A Cumulative Preferred             22,760                   0.54%
   Grand Junction, MI 49056

Dale E. Burmeister                    Common                                   12,874(c)                0.60%
                                      Class A Cumulative Preferred                 95(c)                0.00%
                                      Class A Cumulative Preferred             10,348                   0.24%




                                                                        Amount and Nature of         Percent of
             Name                            Title of Class            Beneficial Ownership(a)        Class(b)
------------------------------        ----------------------------    ------------------------       ----------



Peter R. Call                         Common                                  39,158(d)                 1.84%
                                      Class A Cumulative Preferred            26,870(d)                 0.64%
                                      Class A Cumulative Preferred            14,194(e)                 0.33%
                                      Class A Cumulative Preferred             5,361(f)                 0.13%
                                      Class A Cumulative Preferred             8,246                    0.19%

Glen Lee Chase                        Common                                   9,472(g)                 0.44%
                                      Class A Cumulative Preferred             7,672(g)                 0.18%

Tom R. Croner                         Common                                   3,776(h)                 0.18%
                                      Class A Cumulative Preferred            12,822(i)                 0.30%

Kenneth A. Dahlstedt                  Common                                   6,633                    0.31%
                                      Class A Cumulative Preferred             1,277(l)                 0.06%
                                      Class A Cumulative Preferred               290                    0.01%

Robert DeBadts                        Common                                  11,873(j)                 0.56%
                                      Class A Cumulative Preferred            11,196(j)                 0.26%
                                      Class A Cumulative Preferred               100(k)                 0.00%

Bruce R. Fox                          Common                                  21,982(m)                 1.03%
                                      Class A Cumulative Preferred             9,152(m)                 0.22%
                                      Class A Cumulative Preferred             7,428(n)                 0.17%
                                      Class A Cumulative Preferred             1,085                    0.03%
                                      Class A Cumulative Preferred               820                    0.02%

Steven D. Koinzan                     Common                                   8,280                    0.39%
                                      Class A Cumulative Preferred             4,388                    0.10%

David M. Mehalick                     None                                         0                    0.00%

Kenneth A. Mattingly                  Common                                  10,221(o)                 0.47%
                                      Class A Cumulative Preferred             9,076(o)                 0.21%

Dennis M. Mullen                      None                                         0                    0.00%

Allan W. Overhiser                    Common                                   2,874(p)                 0.13%
                                      Class A Cumulative Preferred             1,926(p)                 0.05%

Earl L. Powers                        None                                         0                    0.00%

William D. Rice                       None                                         0                    0.00%

Paul E. Roe                           Common                                  18,715(q)                 0.88%
                                      Class A Cumulative Preferred             5,013(q)                 0.127%

Darell Sarff                          Common                                   2,616                    0.13%
                                      Class A Cumulative Preferred             1,284                    0.03%

Stephen R. Wright                     Class A Cumulative Preferred             1,140                    0.03%

All directors and officers as a group Common                                 148,774                    6.96%
                                      Class A Cumulative Preferred           139,783                    3.29%

(a) Certain of the directors named above may have the opportunity, along with the other members producing a specific crop, to acquire beneficial ownership of additional shares of the common stock of Pro-Fac within a period of approximately 60 days, commencing each year on February 1, if Pro-Fac determines that a permanent change is required in the total quantity of that particular crop.

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

Borrowings by Pro-Fac: The New Credit Facility and Senior Subordinated Notes - 11-7/8 Percent (due 2008) permit Agrilink Foods to make demand loans to Pro-Fac for working capital purposes in amounts not to exceed $40.0 million at any time, each such loan to bear interest at a rate equal to the rate in effect on the date of such loan under the Revolving Credit Facility. The loan balance is required to be reduced to zero for a period of not less than 15 consecutive days in each fiscal year. Except for the foregoing provision and except for Pro-Fac's guarantee of the Senior Subordinated Notes - 11-7/8 Percent (due 2008) and the New Credit Facility, as long as Pro-Fac has the right to borrow under the Pro-Fac Marketing and Facilitation Agreement, the Senior Subordinated Notes - 11-7/8 Percent (due 2008) do not permit Pro-Fac to incur any other indebtedness.

Equity Ownership in CoBank: As part of its lending arrangements with CoBank, which is a cooperative, Pro-Fac has made investments in the bank. The
Cooperative made these investments through (i) a capital purchase obligation equal to a percentage, set annually based on CoBank's capital needs, of its interest paid to CoBank and (ii) a patronage rebate on interest paid by the Cooperative to CoBank based on CoBank's earnings, which is paid in cash and capital certificates. As of June 24, 2000, the amount of the Cooperative's investment in CoBank was approximately $19.1 million.

Transactions Between Agrilink Foods and AgriFrozen: Agrilink Foods purchases frozen vegetables from AgriFrozen. For fiscal 2000, the net sales amounted to approximately $22.4 million. At June 24, 2000, AgriFrozen had an accounts receivable from Agrilink of $10.3 million.

In addition, AgriFrozen entered into an administrative service agreement with Agrilink Foods. Agrilink Foods provides certain management, consulting, and administrative services. For the year ended June 24, 2000, AgriFrozen incurred approximately $1.0 million in service fees related to the agreement.

Purchase of Crops From Pro-Fac: Each of the members of Pro-Fac sells crops to Pro-Fac pursuant to a general marketing agreement between such member and Pro-Fac, which crops in turn are sold to the Cooperative pursuant to the Pro-Fac Marketing and Facilitation Agreement. During fiscal 2000, the following directors and executive officers of Pro-Fac directly or indirectly through entities owned or controlled by such officers and directors, sold crops to Pro-Fac and provided harvesting, trucking and waste removal services to Agrilink Foods for the following aggregate amounts:

(Dollars in Thousands)

                                                                    RELATIONSHIP                               GROSS PURCHASES
        NAME                                                         TO PRO-FAC                                 IN FISCAL 2000
------------------------                         --------------------------------------------------------   ---------------------
                                                                                                            (Dollars in Thousands)

Dale E. Burmeister...........................    Director                                                          $    343
Peter R. Call................................    Director                                                          $  3,711**
Robert V. Call, Jr.*.........................    Director                                                          $  3,711**
Glen Lee Chase...............................    Director                                                          $     55
Tom R. Croner................................    Director                                                          $    111
Kenneth A. Dahlstedt.........................    Director                                                          $    266
Robert DeBadts...............................    Director                                                          $    401
Bruce R. Fox***..............................    Director and Chairman of the Board, President                     $  1,159
Steven D. Koinzan***.........................    Director and Vice Chairman of the Board, Vice President           $    469
Kenneth A. Mattingly.........................    Director                                                          $  1,388
Allan W. Overhiser...........................    Director                                                          $     64
Paul E. Roe***...............................    Director                                                          $    868
Darell Sarff.................................    Director                                                          $     95

*      Robert V. Call, Jr. resigned from the board effective February 2000.
**     Robert V. Call, Jr. and Peter R. Call both indirectly sold crops through My-T Acres, Inc.
***    Bruce R. Fox, Steven D. Koinzan, and Paul E. Roe are directors of both Pro-Fac and Agrilink Foods.

                   DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by New York law and in accordance with the policy of that state, the Cooperative has obtained insurance from Chubb Group Insurance insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative. This insurance has a term expiring on October 15, 2000, at an annual cost of approximately $130,000. As of this date, no sums have been paid to any officers or directors of the Cooperative under this indemnification insurance contract.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

The following appears in ITEM 8 of this report:

     ITEM                                                                                                                    Page

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary:
   Management's Responsibility for Financial Statements....................................................................   26
   Report of Independent Accountants.......................................................................................   27
   Consolidated Financial Statements for the years ended
     June 24, 2000, June 26, 1999, and June 27, 1998:

     Consolidated Statements of Operations, Net Proceeds, and Comprehensive Income for the years ended June 24, 2000,
       June 26, 1999, and June 27, 1998....................................................................................   28
     Consolidated Balance Sheet at June 24, 2000 and June 26, 1999.........................................................   29
     Consolidated Statement of Cash Flows for the years ended June 24, 2000, June 26, 1999, and June 27, 1998..............   30
     Consolidated Statements of Changes in Shareholders' and Members' Capitalization and Redeemable Stock
       for the years ended June 24, 2000, June 26, 1999, and June 27, 1998.................................................   32
     Notes to Consolidated Financial Statements............................................................................   33
     Selected Quarterly Financial Data.....................................................................................   54

         (2)    The following additional financial data are set forth herein:


                  SCHEDULE II:  Valuation and Qualifying Accounts

                                                                                                     SCHEDULE II

Pro-Fac Cooperative, Inc.
Valuation and Qualifying Accounts

                                                                                            Fiscal Years Ended
                                                           ---------------------------------------------------------
                                                           June 24, 2000            June 26, 1999       June 27, 1998
                                                           -------------            -------------       -------------

Allowance for doubtful accounts
     Balance at beginning of period                        $  1,607,000            $     774,000         $    970,000
     Additions charged to expense                               201,000                  208,000               17,000
     Deductions                                                (810,000)                (280,000)            (213,000)
     Increase due to acquisition*                                     0                  905,000                    0
                                                           ------------            -------------         ------------
     Balance at end of period                              $    998,000            $   1,607,000         $    774,000
                                                           ============            =============         ============
Inventory reserve**
     Balance at beginning of period                        $  8,401,000            $     391,000         $    362,000
     Net change                                              (5,016,000)                (921,000)              29,000
     Increase due to acquisition*                                     0                8,931,000                    0
                                                           ------------            -------------         ------------
     Balance at end of period                              $  3,385,000            $   8,401,000         $    391,000
                                                           ============            =============         ============
Tax valuation allowance***
     Balance at beginning of period                        $  1,409,000            $   5,550,000         $   6,212,000
     Net change                                               4,343,000               (4,141,000)             (662,000)
                                                           ------------            -------------         --------------
Balance at end of period                                   $  5,752,000            $   1,409,000         $   5,550,000
                                                           ============            =============         =============

* Represents balance acquired in conjunction with the DFVC and Agripac acquisitions.

** Difference between FIFO cost and market applicable to inventories. Reductions in the reserve in fiscal 2000 were recorded as related inventory was disposed.

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

         (3)    The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:


(b) Report on Form 8-K

    No reports on Form 8-K were filed in the fourth quarter of fiscal 2000.

(c)  EXHIBITS:

      Exhibit
      Number                                  Description

       3.1        Restated Certificate of Incorporation of the Company (filed as
                  Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 27, 1999 and incorporated herein by reference).

       3.2        Bylaws of the Company  (filed as Exhibit 3.2 to the  Company's
                  Quarterly Report on Form 10-Q for the third fiscal quarter ended March 27, 1999 and incorporated herein by reference).

       4.1        Indenture,  dated as of November 18, 1998,  between  Agrilink  Foods,  Inc., the Guarantors  named therein and IBJ Schroder Bank & Trust Company,  Inc., as Trustee (filed as Exhibit 4.1 to Agrilink Foods, Inc.'s Registration
                  Statement on Form S-4 filed January 5, 1999 (Registration No. 333-70143)
                  and incorporated herein by reference).

       4.2        Form of 11-7/8%  Senior  Subordinated  Notes  due 2008  (filed  as  Exhibit  B, to Exhibit  4.1 to  Agrilink  Foods,  Inc.' s Registration  Statement on Form S-4
                  filed January 5, 1999 (Registration No. 333-70143) and incorporated  herein by reference).

       4.3        Indenture,  dated as of November 3, 1994, among PFAC,  Pro-Fac and IBJ Schroder Bank & Trust Company,  as Trustee, as amended by First Supplemental Indenture, dated as of November 3, 1994, each with  respect to Agrilink  Foods,  Inc.'s  12.25%  Senior
                  Subordinated  Notes due 2005 (filed as Exhibit 4.1 to Agrilink
                  Foods,  Inc.'s  Registration   Statement  on  Form  S-4  filed
                  November 14, 1994 (Registration No. 33-56517) and incorporated herein by reference).

       4.4        Second   Supplemental   Indenture   (amending   the  Indenture
                  referenced  in Exhibit 4.3  herein)  dated  November  10, 1997
                  (filed as Exhibit 10.25 to the Company's Annual Report on Form
                  10-K for the fiscal year ended June 27, 1998, and incorporated herein by reference).

       4.5        Third   Supplemental   Indenture   (amending   the   Indenture
                  referenced  in Exhibit 4.3 herein)  dated  September  24, 1998
                  (filed as Exhibit 10.26 to the Company's Annual Report on Form
                  10-K for the fiscal year ended June 26, 1999, and incorporated herein by reference).

      10.1       Marketing and Facilitation  Agreement,  dated as of November 3, 1994,  between the Company and Agrilink Foods,  Inc. (filed as  Exhibit  10.1 to
                 Agrilink  Foods,  Inc.'s  Registration  Statement  on  Form  S-4  filed
                 November  17,  1994 Registration No. 33-56517) and incorporated herein by reference).

      10.2       Amendment to Marketing and Facilitation  Agreement between the
                  Company and Agrilink  Foods,  Inc.  dated  September  23, 1998
                  (filed as Exhibit 10.9 to the  Company's  Quarterly  Report on
                  Form 10-Q for the third fiscal quarter ended March 27, 1999 and incorporated herein by reference).

      10.3        Management  Incentive  Plan, as amended (filed as Exhibit 10.2 to Agrilink Foods, Inc.'s
                  Registration  Statement on Form S-4  filed November 17, 1994 (Registration No. 33-56517)
                  and incorporated herein by reference).

      10.4        Supplemental Executive Retirement Plan, as amended (filed as  Exhibit 10.3 to
                  Agrilink  Foods,  Inc.'s  Registration Statement on Form S-4  filed
                  November 17, 1994 (Registration No. 33-56517) and incorporated herein by reference).

      10.5        Master Salaried  Retirement  Plan, as amended (filed as Exhibit 10.5 to Agrilink Foods,  Inc.'s
                  Registration  Statement on Form S-4  filed November 17, 1994 (Registration No. 33-56517)
                  and incorporated herein by reference).

(c)  EXHIBITS (Continued):

     Exhibit
     Number                                 Description

      10.6      Non-Qualified  Profit  Sharing  Plan,  as  amended  (filed  as
                Exhibit 10.6 to Agrilink Foods, Inc.'s Registration  Statement
                on  Form  S-4  filed  November  17,  1994   (Registration  No.
                33-56517) and incorporated herein by reference).

      10.7 Second Amendment to Non-Qualified Profit Sharing Plan (filed as Exhibit 10.14 to the Company's Registration Statement on
                Form S-1 filed June 15, 1995 (Registration No. 33-60273) and incorporated herein by reference).

      10.8      Excess Benefit Retirement Plan (filed as Exhibit 10.7 to Agrilink Foods,
                Inc.'s Registration  Statement on Form S-4 filed November 17, 1994 (Registration
                No. 33-56517) and incorporated herein by reference).

      10.9      Salary  Continuation  Agreement - Dennis M.  Mullen  (filed as
                Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1999 and incorporated herein by reference).

     10.10      Agrilink  Equity  Value Plan  adopted  June 24, 1996 (filed as
                Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996 and incorporated herein by reference).

     10.11      OnSite Services  Agreement with Systems & Computer  Technology
                (filed as Exhibit 10.21 to the Company's Annual Report on Form
                10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference).

     10.12      Raw Product  Supply  Agreement  with Seneca Foods  Corporation
                (filed as Exhibit 10.22 to the Company's Annual Report on Form
                10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference).

     10.13      Reciprocal  Co-Pack  Agreement  with Seneca Foods  Corporation
                (filed as Exhibit 10.23 to the Company's Annual Report on Form
                10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference).

     10.14      Credit Agreement among the Company,  Agrilink Foods, Inc., and
                Harris Trust and Savings Bank,  and Bank of Montreal,  Chicago
                Branch, and the Lenders from time to time party hereto, dated as of September 23, 1998 (filed as Exhibit 10.1 to the
                Company's Quarterly Report on Form 10-Q for the first fiscal quarter ended September 26, 1998 and incorporated herein by reference).

     10.15      Subordinated  Promissory Note of Agrilink Foods,  Inc. to Dean
                Foods  Company,  dated as of  September  23,  1998  (filed  as
                Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the first fiscal quarter ended September 26, 1998 and incorporated herein by reference).

     10.16      First  Amendment to the Credit  Agreement  referenced in 10.14 herein  (filed  as  Exhibit  10.1  to  the  Company's  Amended
                Quarterly  Report on Form 10-Q/A for the first fiscal  quarter
                ended   September   25,  1999  and   incorporated   herein  by
                reference).

     10.17      Second Amendment to the Credit  Agreement  referenced in 10.14 herein  (filed  as  Exhibit  10.2  to  the  Company's  Amended
                Quarterly  Report on Form 10-Q/A for the first fiscal  quarter
                ended   September   25,  1999  and   incorporated   herein  by
                reference).

     10.18      Third  Amendment to the Credit Agreement referenced in Exhibit 10.14 herein
                (filed as Exhibit  10.3 to the  Company's Amended  Quarterly  Report on
                Form 10-Q/A for the first fiscal quarter ended  September 25, 1999 and incorporated herein by reference).

     10.19      Fourth  Amendment  to the Credit  Agreement referenced in Exhibit  10.14 herein
                (filed as Exhibit 10.4 to the Company's Amended  Quarterly  Report on
                Form 10-Q/A for the first fiscal quarter ended  September 25, 1999 and incorporated herein by reference).

     10.20      Fifth  Amendment  to the Credit  Agreement  referenced  in Exhibit  10.14 herein
                (filed as Exhibit  10.5 to the  Company's Amended  Quarterly  Report on
                Form 10-Q/A for the first fiscal quarter ended  September 25, 1999 and incorporated herein by reference).

(c)  EXHIBITS (Continued):

     Exhibit
     Number                                 Description

      10.21    Service  Agreement  between  Agrilink  Foods,  Inc. and PF  Acquisition  II, Inc.,
               dated as of February 22, 1999 (filed as Exhibit 10.4 to the Company's
               Quarterly Report on Form 10-Q for the third fiscal quarter ended March 27, 1999 and incorporated herein by reference).

     10.22     Marketing and Facilitation Agreement, dated as of February 22,
               1999, between the Company and PF Acquisition II, Inc. (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 27, 1999 and incorporated herein by reference).

     10.23 Credit Agreement among PF Acquisition II, Inc., the Banks hereto and CoBank, ACB, as Administrative Agent for the lender thereunder, dated February 22, 1999 (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 27, 1999 and incorporated herein by reference).

     10.24     Subordinated  Promissory  Note between PF Acquisition II, Inc.
               and CoBank,  ACB,  dated  February  22, 1999 (filed as Exhibit
               10.7 to the Company's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 27, 1999 and incorporated herein by reference).

     10.25     Asset Purchase  Agreement  among PF Acquisition  II, Inc., the
               Company and Agripac, Inc., Debtor and Debtor-in-Possession dated February 22, 1999 (filed as Exhibit 10.8 to the
               Company's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 27, 1999 and incorporated herein by reference).

     18        Accountant's  Report  Regarding  Change in  Accounting  Method
               (filed as Exhibit 18 to the Company's Quarterly Report on Form
               10-Q for the first fiscal quarter ended September 28, 1996 and incorporated herein by reference).

     21        List of Subsidiaries (filed herewith)

     23        Accountant's Consent (filed herewith)

     24        Power of Attorney (included on page 69 of this Report)

     27        Financial Data Schedule (filed herewith).


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PRO-FAC COOPERATIVE, INC.

Date:    September 15, 2000                BY:/s/   Earl L. Powers
         -------------------                       ------------------
                                                     EARL L. POWERS

                                                        TREASURER
                                              (Principal Financial Officer and
                                                Principal Accounting Officer)


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints EARL L. POWERS, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                                 TITLE

/s/    Bruce R. Fox                      Chairman of the Board and Director
--------------------------------------   President
       (BRUCE FOX)

/s/    Steven D. Koinzan                 Vice Chairman of the Board and Director
--------------------------------------   Vice President
       (STEVEN D. KOINZAN)

/s/    Tom R. Croner                     Director
--------------------------------------
       (TOM R. CRONER)

/s/    Dale W. Burmeister                Director
--------------------------------------
       (DALE W. BURMEISTER)

/s/    Peter R. Call                     Director
--------------------------------------
       (PETER R. CALL)

/s/    Glen Lee Chase                    Director

      (GLEN LEE CHASE)

/s/    Kenneth A. Dahlstedt              Director
--------------------------------------
      (KENNETH A. DAHLSTEDT)

/s/    Robert DeBadts                    Director
--------------------------------------
      (ROBERT DEBADTS)

/s/    Kenneth A. Mattingly              Director
--------------------------------------
      (KENNETH A. MATTINGLY)

/s/    Allan W. Overhiser                Director
--------------------------------------
      (ALLAN W. OVERHISER)

/s/    Paul E. Roe                       Director
--------------------------------------
      (PAUL E. ROE)

/s/    Darell Sarff                      Director
--------------------------------------
      (DARELL SARFF)

/s/    Stephen R. Wright                 Secretary
--------------------------------------
      (STEPHEN R. WRIGHT)

/s/    Earl L. Powers                    Treasurer
--------------------------------------   (Principal Financial Officer and
      (EARL L. POWERS)                   Principal Accounting Officer)




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

NO ANNUAL REPORT OR PROXY MATERIAL HAS BEEN SENT TO REGISTRANT'S SHAREHOLDERS, AND NO PROXY MATERIAL IS INTENDED TO BE SENT. AN ANNUAL REPORT IS INTENDED TO BE SENT.