Form 10-Q
period 2000-09-23
PRO FAC COOPERATIVE INC
filed 2000-11-06
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-Q


                     (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 23, 2000

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

                                  YES X    NO
                                     ---  ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 28, 2000.

                        Class A Common Stock - 2,170,422
                        Class B Common Stock - 723,229

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Statements of Operations, Net Proceeds, and Comprehensive Income
(Unaudited)

(Dollars in Thousands)


                                                                                                             Quarter Ended
                                                                                               -------------------------------------
                                                                                                  September 23,       September 25,
                                                                                                      2000                 1999
                                                                                               ----------------       --------------

Net sales                                                                                        $  302,489             $  296,248
Cost of sales                                                                                      (216,839)              (210,656)
                                                                                                 ----------             ----------
Gross profit                                                                                         85,650                 85,592
Selling, administrative, and general expense                                                        (64,337)               (63,986)
Income from joint venture                                                                               275                    491
                                                                                                 ----------             ----------
Operating income                                                                                     21,588                 22,097
Interest expense                                                                                    (21,526)               (20,649)
                                                                                                 ----------             ----------
Income before taxes, dividends, and allocation of net proceeds                                           62                  1,448
Tax provision                                                                                          (843)                (1,045)
                                                                                                 ----------             ----------
Net (loss)/income                                                                                $     (781)            $      403
                                                                                                 ==========             ==========

Allocation of net proceeds:
   Net (loss)/income                                                                             $     (781)            $      403
   Dividends on common and preferred stock                                                           (2,370)                (2,103)
                                                                                                 ----------             ----------
   Net deficit                                                                                       (3,151)                (1,700)
   Allocation from earned surplus                                                                     3,151                  1,700
                                                                                                 ----------             ----------
   Net proceeds available to Class A members                                                     $        0             $        0
                                                                                                 ==========             ==========

Net proceeds available to members:
   Estimated cash payment                                                                        $        0             $        0
   Qualified retains                                                                                      0                      0
                                                                                                 ----------             ----------
   Net proceeds available to members                                                             $        0             $        0
                                                                                                 ==========             ==========

Net (loss)/income                                                                                $     (781)            $      403
Other comprehensive income
   Unrealized gain on hedging activity                                                                2,304                      0
                                                                                                 ----------             ----------
Comprehensive income                                                                             $    1,523             $      403
                                                                                                 ==========             ==========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)                                        ASSETS
                                                                                        September 23,     June 24,    September 25,
                                                                                            2000            2000          1999
                                                                                        -------------     --------    -------------
Current assets:                                                                          (Unaudited)                    (Unaudited)
   Cash and cash equivalents                                                           $     6,268      $    4,994     $   10,832
   Accounts receivable, trade, net                                                         124,996         101,065        114,017
   Accounts receivable, other                                                               17,845          10,488         14,695
   Income taxes refundable                                                                   3,807           9,869          4,079
   Current deferred tax assets                                                              12,176          12,176         16,160
   Inventories                                                                             454,565         341,931        488,286
   Current investment in CoBank                                                              1,951           2,927          1,602
   Prepaid manufacturing expense                                                                 0          26,364            114
   Prepaid expenses and other current assets                                                24,955          19,688         22,938
                                                                                         ---------       ---------     ----------
           Total current assets                                                            646,563         529,502        672,723
Investment in CoBank                                                                        16,203          16,203         19,693
Investment in joint venture                                                                  7,049           6,775          7,170
Property, plant, and equipment, net                                                        342,518         348,359        364,118
Assets held for sale, at net realizable value                                                  339             339          1,172
Goodwill and other intangible assets, net                                                  256,135         258,545        262,059
Other assets                                                                                29,585          27,543         25,615
                                                                                       -----------      ----------     ----------
           Total assets                                                                $ 1,298,392      $1,187,266     $1,352,550
                                                                                       ===========      ==========     ==========

            Liabilities and Shareholders' and Members' Capitalization
Current liabilities:
   Notes payable - Agrilink                                                            $    99,000       $  49,800     $  165,600
   Current portion of debt - AgriFrozen                                                     79,426               0              0
   Current portion of obligations under capital leases                                         218             218            208
   Current portion of long-term debt                                                        16,595          16,583         16,580
   Accounts payable                                                                        100,374          89,612        119,384
   Accrued interest                                                                         16,449          11,398         11,552
   Accrued employee compensation                                                            12,975          11,216         15,194
   Other accrued expenses                                                                   64,253          66,397         79,214
   Dividends payable                                                                             0              41              0
   Amounts due Class B members                                                               1,811           2,060          6,864
   Amounts due Class A members                                                              29,913          21,696         29,032
                                                                                       -----------       ---------     ----------
           Total current liabilities                                                       421,014         269,021        443,628
Obligations under capital leases                                                               520             520            568
Long-term debt                                                                             639,280         679,205        694,761
Deferred tax liabilities                                                                    36,824          36,825         23,072
Other non-current liabilities                                                               33,758          33,852         31,886
Non-controlling interest in AgriFrozen                                                       8,000           8,000          8,000
                                                                                       -----------      ----------     ----------
           Total liabilities                                                             1,139,396       1,027,423      1,201,915
                                                                                       -----------      ----------     ----------
Commitments and contingencies
Class B cumulative  redeemable  preferred stock, liquidation  preference $10 per share, authorized 500,000 shares; issued and
     outstanding 23,644, 23,644, and 26,061 shares, respectively                               237             237            261
Class A common stock, par value $5, authorized 5,000,000 shares
                                                  September 23,   June 24,  September 25,
                                                      2000          2000        1999
                                                  ------------   --------  --------------
Shares issued                                      2,132,981     2,132,981    2,040,568
Shares subscribed                                    233,977       233,977      346,229
                                                   ---------     ---------    ---------
     Total subscribed and issued                   2,366,958     2,366,958    2,386,797
Less subscriptions receivable in installments       (233,977)     (233,977)    (346,229)
                                                   ---------     ---------    ---------
     Total issued and outstanding                  2,132,981     2,132,981    2,040,568     10,665          10,665         10,203
                                                   =========     =========    =========
Class B common stock, par value $5, authorized 2,000,000
   shares; issued and outstanding 723,229, 723,229, and
     0, respectively                                                                             0               0              0
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                   16,591          16,591         25,573
   Non-qualified allocation to members                                                         300             300          2,050
   Non-cumulative preferred stock, par value $25; authorized -
     5,000,000 shares; issued and outstanding 34,400,
       34,400, and 39,635, respectively                                                        860             860            991
   Class A cumulative preferred stock, liquidation preference
     $25 per share; authorized 10,000,000 shares; issued and
       outstanding 4,249,007, 4,249,007 and 3,694,495 shares,
         respectively                                                                      106,225         106,225         92,362
   Special membership interests                                                                  0               0              0
   Earned surplus                                                                           22,339          25,490         19,958
   Accumulated other comprehensive income/(loss):
     Unrealized gain on hedging activity                                                     2,304               0             0
     Minimum pension liability adjustment                                                     (525)           (525)          (763)
                                                                                       -----------      ----------     ----------
           Total shareholders' and members' capitalization                                 148,094         148,941        140,171
                                                                                       -----------      ----------     ----------
           Total liabilities and capitalization                                        $ 1,298,392      $1,187,266     $1,352,550
                                                                                       ===========      ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

                                                                                                         Quarter Ended
                                                                                              -------------------------------------
                                                                                              September 23,          September 25,
                                                                                                   2000                    1999
                                                                                              --------------         --------------
Cash flows from operating activities:
     Net (loss)/income                                                                         $      (781)           $       403
     Adjustments to reconcile net (loss)/income to net cash used in operating activities:
       Depreciation                                                                                  8,230                  8,466
       Interest-in-kind on subordinated promissory note                                                402                    384
       Amortization of goodwill and other intangibles                                                2,514                  2,105
       Amortization of debt issue costs and discount on subordinated promissory notes                1,292                  1,140
       Equity in undistributed earnings of joint venture                                              (275)                  (491)
       Change in assets and liabilities:
         Accounts receivable                                                                       (31,288)               (30,615)
         Inventories and prepaid manufacturing expense                                             (86,270)              (135,263)
         Income taxes refundable                                                                     6,062                  7,216
         Accounts payable and other accrued expenses                                                15,387                 37,158
         Amounts due Class A members                                                                 8,217                  8,987
         Amounts due Class B members                                                                  (249)                   (81)
         Other assets and liabilities, net                                                          (4,998)                 4,110
                                                                                               -----------            -----------
Net cash used in operating activities                                                              (81,757)               (96,481)
                                                                                               -----------            -----------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                                      (8,448)                (8,672)
     Proceeds from disposals                                                                         5,057                    273
     Proceeds from investment in CoBank                                                                976                    801
                                                                                               -----------            -----------
Net cash used in investing activities                                                               (2,415)                (7,598)
                                                                                               -----------            -----------

Cash flows from financing activities:
     Net proceeds from issuance of short-term debt                                                  94,000                110,700
     Payments on long-term debt                                                                     (6,184)                  (450)
     Issuances of common stock                                                                           0                    224
     Cash dividends paid                                                                            (2,370)                (2,103)
                                                                                               -----------            -----------
Net cash provided by financing activities                                                           85,446                108,371
                                                                                               -----------            -----------
Net change in cash and cash equivalents                                                              1,274                  4,292
Cash and cash equivalents at beginning of period                                                     4,994                  6,540
                                                                                               -----------            -----------
Cash and cash equivalents at end of period                                                     $     6,268            $    10,832
                                                                                               ===========            ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF ACCOUNTING POLICIES

The Cooperative: Pro-Fac Cooperative, Inc. is an agricultural cooperative which processes and markets crops grown by its members through its wholly-owned subsidiary Agrilink Foods, Inc. ("Agrilink Foods") and through its subsidiary PF Acquisition II, Inc. in which it has a controlling interest. PF Acquisition II, Inc. conducts business under the name AgriFrozen Foods ("AgriFrozen"). Unless the context otherwise requires, the terms "Cooperative" and "Pro-Fac" refer to Pro-Fac Cooperative, Inc. and its subsidiaries.

Agrilink Foods has four primary product lines including: vegetables, fruits, snacks, and canned meals. AgriFrozen has vegetables as its one primary product line. The majority of each of the product lines' net sales are within the United States. In addition, all of the Cooperative's operating facilities, excluding one in Mexico, are within the United States.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the quarter ended September 23, 2000 are not necessarily the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 24, 2000.

Consolidation: The consolidated financial statements include the Cooperative and its subsidiaries, Agrilink Foods and AgriFrozen. The financial statements are after elimination of intercompany transactions and balances. Investments in affiliates owned more than 20 percent but not in excess of 50 percent are recorded under the equity method of accounting.

Reclassification: Certain items for fiscal 2000 have been reclassified to conform with the current period presentation.


NOTE 2.       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On June 25, 2000, the Cooperative adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the Consolidated Balance Sheet and measurement of those instruments at fair value. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Under the provisions of SFAS No. 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge.

The Cooperative, as a result of its operating and financing activities is exposed to changes in foreign currency exchange rates, certain commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Cooperative may enter into derivative contracts.

The adoption of SFAS No. 133 did not materially affect the Cooperative's results of operations or financial position.

Foreign Currency: Agrilink Foods manages its foreign currency related risk primarily through the use of foreign currency forward contracts. The contracts held by Agrilink Foods are denominated in Mexican pesos.

Agrilink Foods has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. During fiscal 2000, the Agrilink Foods entered into cash flow hedges for the Mexican peso with maturity dates ranging from July 2000 to April 2001. At September 23, 2000, the fair value of the open contracts was an after-tax gain of $0.2 million, recorded in accumulated other comprehensive income in shareholders' equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold within the next 12 months.

During the first quarter of fiscal 2001, approximately $0.3 million was reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

Commodity Prices: Agrilink Foods is exposed to commodity price risk related to forecasted purchases of soybean oil, an ingredient in the manufacture of salad dressings and mayonnaise. To mitigate this risk, Agrilink Foods designates soybean oil forward contracts as cash flow hedges of its forecasted soybean oil purchases. At September 23, 2000, Agrilink Foods had open soybean oil contracts hedging approximately 70 percent of its planned soybean oil requirements during fiscal 2001. The fair value of these open contracts was $64,800 at September 23, 2000. During the first quarter of fiscal 2001, an immaterial loss on these contracts was recorded in cost of goods sold. All open contracts mature by January 2001.

Agrilink Foods is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, Agrilink Foods designates a swap agreement as a cash flow hedge of its forecasted corrugated purchases. At September 23, 2000, Agrilink Foods had an open swap hedging approximately 80 percent of its planned corrugated requirements. The fair value of this agreement was immaterial at September 23, 2000. The termination date for the agreement is June 2001.

Interest Rates: Agrilink Foods is exposed to interest rate risk primarily through its borrowing activities. The majority of Agrilink Foods' long-term borrowings are variable rate instruments. Agrilink Foods entered into two interest rate swap contracts under which Agrilink Foods agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged and no other cash payments are made. The two interest rate swap contracts were entered into with a major financial institution in order to minimize credit risk.

The first interest rate swap contract required payment of a fixed rate of interest (4.96 percent) and the receiving of a variable rate of interest (three-month LIBOR of 6.77 percent as of September 23, 2000) on $150 million notional amount of indebtedness. Agrilink Foods had a second interest rate swap contract to pay a fixed rate of interest (5.32 percent) and receive a variable rate of interest (three-month LIBOR of 6.77 percent as of September 23, 2000) on $100 million notional amount of indebtedness. Approximately 59 percent of the underlying debt is being hedged with these interest rate swaps.

Agrilink Foods designates these interest rate swap contacts as cash flow hedges. At September 23, 2000, the fair value of the contracts was an after-tax gain of $2.1 million, recorded in accumulated other comprehensive income in shareholder's equity.

To the extent that any of these contracts are not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contacts are immediately recognized in income. However, the net gain or loss on the ineffective portion of these interest rate swap contracts was not material during the first quarter of fiscal 2001. Amounts deferred to other comprehensive income will be reclassified into interest expense over the life of the swap contracts.

NOTE 3.       DISPOSITIONS

Sale of Pickle Business: On June 23, 2000, Agrilink Foods sold its pickle business based in Tacoma Washington to Dean Pickle and Specialty Products Company. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. Agrilink Foods will continue to contract pack Nalley and Farman's pickle products for a period of two years at the existing Tacoma processing plant which Agrilink Foods will operate.

In a related transaction, on July 21, 2000, Agrilink Foods sold the machinery and equipment utilized in the production of pickles and other related products to Dean Pickle and Specialty Products Company. No significant gain or loss was recognized on this transaction. The Company received proceeds of $5.0 million which were applied to bank loans ($3.2 million of which was applied to the term loan facility and $1.8 million of which was applied to the Agrilink Foods' revolving credit facility).

Sale of Midwest Private Label Canned Vegetable Business: On November 8, 1999, Agrilink Foods completed the sale its Midwest private label canned vegetable business to Seneca Foods, which included the Arlington, Minnesota facility. Agrilink Foods received proceeds of approximately $42.4 million which were applied to outstanding borrowings. In addition, Seneca Foods issued to Agrilink Foods a $5.0 million unsecured subordinated promissory note due February 8, 2009. This transaction did not include the Agrilink Foods' retail branded canned vegetables, Veg-All and Freshlike. No significant gain or loss was recognized on this transaction.

NOTE 4.       AGREEMENTS WITH AGRILINK FOODS AND AGRIFROZEN

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

Under the Pro-Fac Marketing Agreement, Agrilink Foods is required to have on its board of directors individuals who are neither members of nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac's board of directors. The volume and type of crops to be purchased by Agrilink Foods from Pro-Fac under the Pro-Fac Marketing Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the
Disinterested Directors of Agrilink Foods. In addition, in any year in which Agrilink Foods has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), Agrilink Foods pays to Pro-Fac, as additional patronage income, up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of Agrilink Foods. In years in which Agrilink Foods has losses on Pro-Fac Products, Agrilink Foods reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of Agrilink Foods. Additional patronage income is paid to Pro-Fac for services provided to Agrilink Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops and the sharing of risks in losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. Under the Pro-Fac Marketing Agreement, Pro-Fac is required to reinvest at least 70 percent of the additional patronage income in Agrilink Foods.

Amounts received by Pro-Fac from Agrilink Foods for the three months ended September 23, 2000 and September 25, 1999 include: commercial market value of crops delivered, $48.4 million and $53.3 million, respectively; and additional proceeds from profit sharing provisions of, $34,000 and $0.7 million, respectively.

AgriFrozen: The contractual relationship between Pro-Fac and AgriFrozen is defined in a marketing and facilitation agreement between Pro-Fac and AgriFrozen (the "AgriFrozen Marketing Agreement"). Under this agreement, AgriFrozen purchases raw products from Pro-Fac and processes and markets the finished products. AgriFrozen will pay Pro-Fac CMV for the crops supplied by Pro-Fac. In addition, in any year in which AgriFrozen has earnings, AgriFrozen will distribute such earnings to members of Pro-Fac. However, in the event AgriFrozen experiences any losses, AgriFrozen will deduct the losses from the total CMV payable. The agreement permits AgriFrozen to pay 20 percent in cash and retain 80 percent of its earnings on Pro-Fac products as working capital. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. Under the AgriFrozen Marketing Agreement, AgriFrozen paid Pro-Fac $7.5 million in CMV for crops purchased in the three months ended September 23, 2000.

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

NOTE 5.       INVENTORIES

The major classes of inventories are as follows:

                            September 23,        June 24,        September 25,
                                2000              2000               1999
                           -------------       ----------        -------------

Finished goods               $  408,016        $  290,195          $ 440,091
Raw materials and supplies       46,549            51,736             48,195
                             ----------        ----------          ---------
                             $  454,565        $  341,931          $ 488,286
                             ==========        ==========          =========

NOTE 6.       DEBT

Summary of Long-Term Debt:
(Dollars in Thousands)                                         September 23, 2000                  June 24,        September 25,
                                                  --------------------------------------------
                                                  Agrilink Foods   AgriFrozen          Total         2000               1999
                                                  ---------------- -------------    ----------   -----------       --------------

Term Loan Facility                                  $  422,400       $ 30,000       $  452,400    $  458,300         $  476,400
Senior Subordinated Notes                              200,015              0          200,015       200,015            200,015
Subordinated Promissory Note (net of discount)          26,909          4,626           31,535        30,637             28,177
Other                                                    6,551         44,800           51,351         6,836              6,749
                                                    ----------       --------       ----------    ----------         ----------
Total debt                                             655,875         79,426          735,301       695,788            711,341
Less current portion                                   (16,595)       (79,426)         (96,021)      (16,583)           (16,580)
                                                    ----------       --------       ----------    ----------         ----------
Total long-term debt                                $  639,280       $      0       $  639,280    $  679,205         $  694,761
                                                    ==========       ========       ==========    ==========         ==========

Amendments to Agrilink Foods' Term Loan Facility: The Agrilink Foods' term loan facility contains customary covenants and restrictions on Agrilink Foods' and the Cooperative's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) covenants which require Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio, and a minimum level of consolidated net worth. Under the Credit Agreement, the assets, liabilities, and results of operations of AgriFrozen Inc., a subsidiary of Pro-Fac, are not consolidated with Pro-Fac for purposes of determining debt covenant compliance.

During the first quarter of fiscal 2001, Agrilink Foods negotiated an amendment to the covenants outlined under the credit facility. In consideration for this amendment, Agrilink Foods incurred a fee of approximately $1.7 million. This fee is being amortized over the life of the credit facility. Pursuant to the amendment, the interest rates were modified and the credit facility currently bears interest, at Agrilink Foods' option, at the Administrative Agent's alternate base rate or the London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x)
1.25 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 3.00 percent for loans under the Term B Facility and (z) 3.25 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans,
(x) 3.00 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 4.00 percent for loans under the Term B Facility and (z) 4.25 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. Pro-Fac and Agrilink Foods are in compliance with all covenants, restrictions, and requirements under the terms of the credit facility as amended.

Credit Agreement and Subordinated Note Agreement of AgriFrozen: Under AgriFrozen's CoBank Credit Facility, AgriFrozen is able, under certain conditions, to borrow up to $50.0 million for seasonal working capital purposes under the CoBank Revolving Credit Facility. As of September 23, 2000, (i) cash borrowings outstanding under the CoBank Revolving Credit Facility were $44.8 million, and (ii) additional availability under the CoBank Revolving Credit Facility, after taking into account the amount of borrowings, was $5.2 million. The CoBank Revolving Credit Facility requires that AgriFrozen meet certain financial tests and ratios and comply with certain restrictions and limitations.

CoBank has verbally agreed to forbear from enforcing rights or exercising remedies in respect of existing noncompliance with certain financial tests and ratios and existing noncompliance with certain restrictions and limitations. Such forbearance is for an indefinite duration and could be withdrawn by CoBank at any time. AgriFrozen continues its negotiations with CoBank concerning these areas and to increase the borrowing limit under the CoBank Revolving Credit Facility. In light of these circumstances, there can be no assurance that the cash flow generated by operations and the amounts available under the CoBank Revolving Credit Facility will provide adequate liquidity to fund the working capital needs and capital expenditures of AgriFrozen.

AgriFrozen's obligations are not guaranteed by Pro-Fac or Agrilink Foods and are expressly nonrecourse as to Pro-Fac and Agrilink Foods. As such, these current circumstances of AgriFrozen's debt and liquidity will not affect the business of Pro-Fac or Agrilink Foods.

NOTE 7.       OTHER MATTERS

Restructuring: During the third quarter of fiscal 1999, Agrilink Foods began implementation of a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel include operational and administrative positions and have improved annual earnings by approximately $8.0 million. Through September 23, 2000, $4.3 million of this charge has been liquidated and the remaining termination benefits will be liquidated during fiscal 2001.

NOTE 8.       OPERATING SEGMENTS

The Cooperative is organized by product line for management reporting with operating income being the primary measure of segment profitability. Accordingly, no items below operating income are allocated to segments. The
Cooperative's four primary operating segments are as follows: vegetables, fruits, snacks, and canned meals.

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

The following table illustrates the Cooperative's operating segment information:

(Dollars in Millions)                                                                     Quarter Ended
                                                                         ----------------------------------------------
                                                                         September 23, 2000        September 25, 1999
                                                                         ------------------        ------------------
Net Sales:
   Vegetables                                                                $   225.2                  $  190.3
   Fruits                                                                         25.5                      23.3
   Snacks                                                                         23.4                      21.4
   Canned Meals                                                                   15.7                      16.6
   Other                                                                          12.7                      14.7
                                                                             ---------                  --------
     Continuing segments                                                         302.5                     266.3
   Businesses sold1                                                                0.0                      29.9
                                                                             ---------                  --------
         Total                                                               $   302.5                  $  296.2
                                                                             =========                  ========

Operating income:
   Vegetables2                                                               $    12.8                  $   14.7
   Fruits                                                                          3.8                       3.3
   Snacks                                                                          1.7                       1.5
   Canned Meals                                                                    2.5                       1.9
   Other                                                                           0.8                       0.9
                                                                             ---------                  --------
     Continuing segments                                                          21.6                      22.3
   Businesses sold1                                                                0.0                      (0.2)
                                                                             ---------                  --------
Total consolidated operating income                                               21.6                      22.1
Interest expense                                                                 (21.5)                    (20.7)
                                                                             ---------                  --------
Income before taxes, dividends, and allocation of net proceeds               $     0.1                  $    1.4
                                                                             =========                  ========

1 Includes the private label canned vegetable business and the pickle business sold in fiscal 2000.

2 The vegetable product line includes earnings derived from Agrilink Foods' investment in a joint venture of $0.3 million and $0.5 million in fiscal 2001 and fiscal 2000, respectively.

NOTE 9.       SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation wholly-owned subsidiaries of Agrilink Foods ("Subsidiary Guarantors"), and Pro-Fac, have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of Agrilink Foods with respect to Agrilink Foods' 11-7/8 percent Senior Subordinated Notes due 2008 (the "Notes") and the Credit Facility. The covenants in the Notes and the Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to Agrilink Foods.

Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that such financial statements and other disclosures are not material. Accordingly, set forth below is certain summarized financial information derived from unaudited historical financial information for the Subsidiary Guarantors, on a combined basis.

(Dollars in Thousands)
                                                     Quarter Ended
                                         September 23,         September 25,
                                             2000                   1999
                                        ---------------        --------------

Summarized Statement of Operations:
    Net sales                             $  18,943              $  18,262
    Gross profit                             14,842                 14,384
    Income from continuing operations        15,669                 14,132
    Net income                               10,185                  9,186

(Dollars in Thousands)
                                                    Quarter Ended
                                         September 23,         September 25,
                                             2000                   1999
                                        ---------------        --------------
Summarized Balance Sheet:
    Current assets                        $   3,266              $   2,511
    Noncurrent assets                       209,901                215,813
    Current liabilities                       7,041                  5,583

NOTE 10.      OTHER MATTERS

Dividends: Subsequent to quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $1.8 million and were paid on October 31, 2000.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Cooperative makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 11 to 14) and other statements made in this Form 10-Q and in other filings with the SEC.

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

|X| the continuation of the Cooperative's success in integrating operations (including the realization of anticipated synergies in operations and the timing of any such synergies), and the availability of acquisition and alliance opportunities;

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

The purpose of this discussion is to outline the significant reasons for material changes in the Unaudited Consolidated Statement of Operations, Net Proceeds, and Comprehensive Income in the first quarter of fiscal 2001 versus such periods in fiscal 2000.

Pro-Fac Cooperative, Inc.'s ("Pro-Fac" or the "Cooperative") wholly-owned subsidiary, Agrilink Foods, Inc. ("Agrilink Foods") has four primary product lines including: vegetables, fruits, snacks and canned meals. The Cooperative's subsidiary, AgriFrozen, in which it has a controlling interest, has vegetables as its one primary product line. The majority of each of the product lines' net sales are within the United States. In addition, all of the Cooperative's operating facilities, excluding one in Mexico, are within the United States.

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

The following tables illustrate the results of operations by product line for the three months ended September 23, 2000 and September 25, 1999.

EBITDA1
(Dollars in Millions)
                                       Quarter Ended
                        ------------------------------------------
                            September 23,        September 25,
                                2000                  1999
                        -------------------     ------------------
                                     % of                   % of
                            $        Total          $        Total
                        ----------  --------    ----------  ------

Vegetables               $20.9       64.7%       $ 22.4       68.5%
Fruits                     4.4       13.6           3.7       11.4
Snacks                     2.8        8.7           2.4        7.3
Canned Meals               2.8        8.7           2.3        7.3
Other                      1.4        4.3           1.4        4.0
                         -----      -----        ------     ------
Continuing operations     32.3      100.0          32.2       98.5
Businesses sold2           0.0        0.0           0.5        1.5
                         -----      -----        ------     ------
     Total               $32.3      100.0%       $ 32.7      100.0%
                         =====      =====        ======     ======

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of pretax income, dividends, allocation of net proceeds, interest expense, depreciation and amortization of goodwill and other intangibles.

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

2 Represents the operating results of the private label canned vegetable business and pickle business sold in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Net Sales
(Dollars in Millions)
                                          Quarter Ended
                           ------------------------------------------
                               September 23,        September 25,
                                   2000                  1999
                           -------------------     ------------------
                                        % of                     % of
                               $        Total          $         Total
                           ----------  --------    ----------   -------

Vegetables                  $225.2       74.5%     $ 190.3        64.2%
Fruits                        25.5        8.4         23.3         7.9
Snacks                        23.4        7.7         21.4         7.2
Canned Meals                  15.7        5.2         16.6         5.6
Other                         12.7        4.2         14.7         5.0
                            ------      -----      -------      ------
Continuing segments          302.5      100.0        266.3        89.9
Businesses sold1               0.0        0.0         29.9        10.1
                            ------      -----      -------      ------
     Total                  $302.5      100.0%     $ 296.2       100.0%
                            ======      =====      =======       =====

1 Represents net sales of the private label canned vegetable business and pickle business sold in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Operating Income
(Dollars in Millions)

                                       Quarter Ended
                        ------------------------------------------
                            September 23,        September 25,
                                2000                  1999
                        -------------------     ------------------
                                     % of                   % of
                            $        Total          $        Total
                        ----------  --------    ----------  ------

Vegetables              $12.8        59.2%      $14.7         66.5%
Fruits                    3.8        17.6         3.3         14.9
Snacks                    1.7         7.9         1.5          6.8
Canned Meals              2.5        11.6         1.9          8.6
Other                     0.8         3.7         0.9          4.1
                        -----       -----       -----       ------
Continuing operations    21.6       100.0        22.3        100.9
Businesses sold1          0.0         0.0        (0.2)        (0.9)
                        -----       -----       ------      -------
     Total              $21.6       100.0%      $22.1        100.0
                        =====       =====       =====       ======

1 Represents the operating results of the private label canned vegetable business and pickle business sold in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

       CHANGES FROM FIRST QUARTER FISCAL 2001 TO FIRST QUARTER FISCAL 2000

Net income for the first quarter of fiscal 2001 showed a decline as compared to the first quarter of fiscal 2000. However, net sales from continuing segments increased $36.2 million, or 13.6 percent. Approximately $10.7 million of the net sales improvement was attributable to an increase in frozen vegetable sales, while an additional $21.5 million was associated with various co-pack agreements into which Agrilink Foods has recently entered. In the first quarter of fiscal 2001, Agrilink Foods also experienced an increase in its manufacturing costs associated with lower than anticipated crop intake in the eastern part of the country and experienced an increase of $2.1 million in administrative and general expenses. This increase was primarily associated with an investment in its infrastructure development and the timing of various promotional and marketing efforts. Administrative and general expense at AgriFrozen, however, declined by $1.8 million due primarily to various consolidation efforts. Management continues to focus efforts on cost savings initiatives to reduce its overall spending and improve profitability.

Management also utilizes an evaluation of EBITDA from continuing segments, as presented on page 11 as a measure of performance. Excluding businesses sold, EBITDA from continuing segments increased $0.1 million to $32.3 million in the first quarter of the current fiscal year from $32.2 million in the first quarter of the prior fiscal year. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

Vegetable sales increased $34.9 million or 18.3 percent. This growth is primarily attributable to a $7.7 million increase in sales in Agrilink Foods' branded frozen vegetables primarily within the Birds Eye brand. For the 12 weeks ended September 17, 2000, the total frozen vegetable category unit sales percentage change versus a year ago, as reported by Information Resources Inc., is down 2.1 percent. The Birds Eye brand unit volume in the same timeframe is up
5.0 percentage points while the category leader is down 7.5 percentage points. The Birds Eye brand unit share change in the same timeframe is up 1.0 percentage points, the category leader is down 1.1 percentage points. In addition, volume improvements in private label and food service accounted for $2.0 million of the quarterly increase. Further, various Agrilink Foods' co-pack agreements for canned vegetables in the Midwest and for pickles in the Northwest in total accounted for $21.5 million. While these co-pack agreements typically yield lower margins than Agrilink Foods' other product lines, they do provide for greater utilization of manufacturing facilities. Although vegetables experienced an increase in net sales, EBITDA decreased $1.5 million, including a $2.0 million decrease at Agrilink Foods offset by a $0.5 million increase at AgriFrozen. The reduction at Agrilink Foods is attributable to competitive pressures experienced within the non-branded segment of Agrilink Foods' businesses, which has resulted in lower margins. In addition, as highlighted above, Agrilink Foods has experienced an increase in its manufacturing costs and various selling, administrative, and general expenses which negatively impacted the results of the vegetable product line in the first quarter of fiscal 2001. Further, the improvement in EBITDA at AgriFrozen of $0.5 million results from that entity's loss of $3.9 million being reflected as a reduction in CMV payable to the Class B AgriFrozen Growers. In accordance with the AgriFrozen Marketing Agreement, in the event AgriFrozen experiences any losses, AgriFrozen will deduct the losses from the total CMV payable. Such earnings and/or losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year.

Net sales for the fruit product line increased $2.2 million, or 9.4 percent, while EBITDA increased $0.7 million, or 18.9 percent. These improvements were primarily the result of increased branded volume in this category which typically yield higher margins.

Net sales for the snack product line increased $2.0 million, or 9.3 percent, primarily due to increased volume within the potato chip category. Accordingly, EBITDA also showed improvements of $0.4 million, or 16.7 percent. EBITDA further benefited from lower packaging costs and the impact in fiscal 2000 of residual strike related costs at the Cooperative's Snyder of Berlin facility. This matter was settled in July 2000, and management believes its current relationship with these employees is good.

Net sales for canned meals decreased $0.9 million, or 5.4 percent. However, EBITDA increased $0.5 million from $2.3 million to $2.8 million. The increase in EBITDA primarily resulted from changes in product mix and the timing of various promotional programs.

The other product line, which primarily represents dressings, experienced a decrease in net sales of approximately $2.0 million, or 13.6 percent, due primarily to a decline in unit volume associated with a private label customer. EBITDA, however, remained consistent as the decrease in private label sales was offset with branded sales at a higher margin. In addition, the Cooperative benefited from reductions in product costs, primarily due to oils.

Operating Income: Excluding the impact of businesses sold, operating income decreased from $22.1 million in the first quarter of fiscal 2000 to $21.6 million in the first quarter of fiscal 2001. This represents a decrease of $0.5 million or 2.3 percent. Significant variances are highlighted above in the discussion of EBITDA and net sales from continuing segments.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $0.3 million, or 0.5 percent, as compared with the first quarter of the prior fiscal year. Agrilink Foods accounts for $2.1 million of the increase and, as noted above, the increase is primarily attributable to an investment in the Agrilink Foods' infrastructure development and information system needs, along with the timing of various promotional and marketing efforts. This increase was offset by a decline at AgriFrozen of $1.8 million due primarily to restructuring and consolidation efforts.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. Earnings from the joint venture decreased $0.2 million as compared to the prior year and is the result of changes in sales mix to a greater percentage of industrial sales versus branded product sales. Management expects this trend to reverse during the second quarter.

Interest Expense: Interest expense increased $0.9 million to $21.5 million in the first quarter of fiscal 2001 from $20.6 million in the first quarter of fiscal 2000. The increase was due to an increase in the weighted average interest rate of 0.50 percent. This increase was offset by lower average outstanding balances during the quarter of approximately $37.3 million due to timing of working capital requirements, primarily within inventory. The Company has focused efforts during the first quarter on inventory reduction to reduce its seasonal borrowings.

Tax Provision: The provision for taxes decreased $0.2 million to $0.8 million in the first quarter of fiscal 2001 from $1.0 million in the first quarter of fiscal 2000 and was impacted by the change in earnings before tax. The Cooperative's effective tax rate is impacted by the net proceeds distributed to members and the non-deductibility of certain amounts of goodwill.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Unaudited Consolidated Statement of Cash Flows" for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.

Net cash used in operating activities decreased $14.7 million over the first quarter of the prior fiscal year. This decrease primarily results from a decrease in inventories due to both management efforts to reduce outstanding inventory levels and the late harvesting of crops in the eastern part of the country as a result of weather conditions offset by variances within accounts payable and other accruals due to the timing of liquidation of outstanding balances.

Net cash used in investing activities in the first quarter of fiscal 2001 decreased $5.2 million from the first quarter of fiscal 2000. The change was primarily a result of $5.0 million in proceeds received in fiscal 2001 in conjunction with the sale of pickle machinery and equipment. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Net cash provided by financing activities decreased $22.9 million. This was due to a decline in the net cash used in operating activities as described above which resulted in a decrease in the short-term borrowing requirements. In addition, the increase in payments on long-term debt was impacted by $3.2 million of mandatory prepayments in fiscal 2001 as a result of the sale of pickle equipment and $2.5 million was attributable to required repayments.

AGRILINK FOODS DEBT

Borrowings: Under Agrilink Foods' existing credit facility, Agrilink Foods is able to borrow up to $200 million for seasonal working capital purposes under the Revolving Credit Facility. The Revolving Credit Facility may also be utilized in the form of letters of credit.

As of September 23, 2000, (i) cash borrowings outstanding under the Revolving Credit Facility were $99.0 million, (ii) there were $15.9 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $85.1 million. Agrilink Foods believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

Certain financing arrangements require that Pro-Fac and Agrilink Foods meet certain financial tests and ratios and comply with certain restrictions and limitations. During the first quarter of fiscal 2001, Agrilink Foods negotiated an amendment to the covenants outlined under its credit facility. Refer to NOTE 6 of the "Consolidated Financial Statements" for further details. As of September 23, 2000, Pro-Fac and Agrilink Foods are in compliance with all covenants, restrictions, and limitations under the terms of the credit facility as amended.

AGRIFROZEN DEBT

Borrowings: Under AgriFrozen's CoBank Credit Facility, AgriFrozen is able, under certain conditions, to borrow up to $50.0 million for seasonal working capital purposes under the CoBank Revolving Credit Facility. As of September 23, 2000,
(i) cash borrowings outstanding under the CoBank Revolving Credit Facility were $44.8 million, and (ii) additional availability under the CoBank Revolving Credit Facility, after taking into account the amount of borrowings, was $5.2 million. The CoBank Revolving Credit Facility requires that AgriFrozen meet certain financial tests and ratios and comply with certain restrictions and limitations.

CoBank has verbally agreed to forbear from enforcing right or exercising remedies in respect of existing noncompliance with certain financial tests and ratios and existing noncompliance with certain restrictions and limitations. Such forbearance is for an indefinite duration and could be withdrawn by CoBank at any time. AgriFrozen continues its negotiations with CoBank concerning these areas of negotiations, and to increase the borrowing limit under the CoBank Revolving Credit Facility. In light of these circumstances, there can be no assurance that the cash flow generated by operations and the amounts available under the CoBank Revolving Credit Facility will provide adequate liquidity to fund the working capital needs and capital expenditures of AgriFrozen.

AgriFrozen's obligations are not guaranteed by Pro-Fac or Agrilink Foods and are expressly nonrecourse as to Pro-Fac and Agrilink Foods. As such, these current circumstances of AgriFrozen's debt and liquidity will not affect the business of Pro-Fac or Agrilink Foods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Cooperative and its subsidiaries, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates, certain commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Cooperative, through its subsidiaries, may enter into derivative contracts.

Foreign Currency: Agrilink Foods manages its foreign currency related risk primarily through the use of foreign currency forward contracts. The contracts held by Agrilink Foods are denominated in Mexican pesos.

Agrilink Foods has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. During fiscal 2000, Agrilink Foods entered into cash flow hedges for the Mexican peso with maturity dates ranging from July 2000 to April 2001. At September 23, 2000, the fair value of the open contracts was an after-tax gain of $0.2 million, recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold within the next 12 months. During the first quarter of fiscal 2001, approximately $0.3 million was reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                     Foreign Currency
                                                          Forward
                                                   -------------------

Contract amounts                                   101,000,000 Pesos
Weighted average settlement exchange rate          10.3579%

Commodity Prices: Agrilink Foods is exposed to commodity price risk related to forecasted purchases of soybean oil, an ingredient in the manufacture of salad dressings and mayonnaise. To mitigate this risk, Agrilink Foods designates soybean oil forward contracts as cash flow hedges of its forecasted soybean oil purchases. At September 23, 2000, Agrilink Foods had open soybean oil contracts hedging approximately 70 percent of its planned soybean oil requirements during fiscal 2001. The fair value of these open contracts was $64,800 at September 23, 2000. During the first quarter of fiscal 2001, an immaterial loss on these contracts was recorded in cost of goods sold. All open contracts mature by January 2001.

                                                          Options
                                                        Soybean Oil

Contract amounts                                    24 million pounds
Weighted average strike                             $.1825/pound

Agrilink Foods is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, Agrilink Foods designates a swap agreement as a cash flow hedge of its forecasted corrugated purchases. At September 23, 2000, Agrilink Foods had an open swap hedging approximately 80 percent of its planned corrugated requirements. The fair value of this agreement was immaterial at September 23, 2000. The termination date for the agreement is June 2001.

                                         Swap
                                      Corrugated
                                 (Unbleached Kraftliner)

Notional amount               30,000 short tons
Average paid rate             $475/short ton
Average receive rate          Floating rate/short ton - $475
Maturities through            June 2001

Interest Rates: The Cooperative is exposed to interest rate risk primarily through its borrowing activities. The majority of the Cooperative's long-term borrowings are variable rate instruments. The Cooperative entered into two interest rate swap contracts under which the Cooperative agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged and no other cash payments are made. The two interest rate swap contracts were entered into with a major financial institution in order to minimize credit risk.

The first interest rate swap contract required payment of a fixed rate of interest (4.96 percent) and the receiving of a variable rate of interest (three-month LIBOR of 6.77 percent as of September 23, 2000) on $150 million notional amount of indebtedness. Agrilink Foods had a second interest rate swap contract to pay a fixed rate of interest (5.32 percent) and receive a variable rate of interest (three-month LIBOR of 6.77 percent as of September 23, 2000) on $100 million notional amount of indebtedness. Approximately 59 percent of the underlying debt is being hedged with these interest rate swaps.

Agrilink Foods designates these interest rate swap contacts as cash flow hedges. At September 23, 2000, the fair value of the contracts was an after-tax gain of $2.1 million, recorded in accumulated other comprehensive income in shareholders' equity.

To the extent that any of these contracts are not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contacts are immediately recognized in income. However, the net gain or loss on the ineffective portion of these interest rate swap contracts was not material during the first quarter of fiscal 2001. Amounts deferred to other comprehensive income will be reclassified into interest expense over the life of the swap contracts.

The following is a summary Agrilink Foods' interest rate swap agreements:

                                                      September 23, 2000
Interest Rate Swap:
Variable to Fixed - notional amount                      $250,000,000
   Average pay rate                                      4.96 - 5.32%
   Average receive rate                              Floating rate - 6.77%
   Maturities through                                        2001

Although it is possible that interest rates will decrease and thereby minimize the benefits of the hedge position, Agrilink Foods believes that on a long-term basis the possibility of interest rates exceeding the interest rate swap is not likely. Agrilink Foods will, however, monitor market conditions to adjust its position as it considers necessary.

OTHER MATTERS

Restructuring: During the third quarter of fiscal 1999, Agrilink Foods began implementation of a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel include operational and administrative positions and have improved annual earnings by approximately $8.0 million. Through September 23, 2000, $4.3 million of this charge has been liquidated and the remaining termination benefits will be liquidated during fiscal 2001.

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

The effect of the 2000 growing season on fiscal 2001 financial results cannot be estimated until late 2000 or early calendar 2001 when harvesting is complete and when local and national supplies can be determined.

MARKET AND INDUSTRY DATA

Unless otherwise stated herein, industry and market share data used throughout this discussion was derived from industry sources believed by the Company to be reliable. Such data was obtained or derived from consultants' reports and industry publications. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Company has not independently verified such data and makes no representation to its accuracy.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 10-Q

     (a) Exhibits

                Exhibit Number                                          Description
                --------------              ----------------------------------------------------------------------
                    10.1                    Sixth Amendment to Credit  Agreement (filed as Exhibit 10.21 to Pro-Fac's
                                            Registration  Statement on Form S-2 Filed October 18, 2000  (Registration
                                            No. 333-47364) and incorporated herein by reference).

                    27                      Financial Data Schedule

     (b)      Reports on Form 8-K:

              No reports on Form 8-K were filed in the first quarter of fiscal 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               PRO-FAC COOPERATIVE, INC.



Date: November 6, 2000                 BY:  /s/    Earl L. Powers
      ----------------                      ---------------------------------
                                                   EARL L. POWERS
                                               VICE PRESIDENT FINANCE AND
                                                   ASSISTANT TREASURER
                                           (On Behalf of the Registrant and as
                                             Principle Financial Officer and
                                              Principle Accounting Officer)