Form 10-Q
period 2000-12-23
PRO FAC COOPERATIVE INC
filed 2001-02-05
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-Q


   (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 23, 2000

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

                                    YES X NO
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 27, 2001.

                        Class A Common Stock - 2,184,230
                        Class B Common Stock - 723,229

                         PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Statements of Operations, Net Proceeds and Comprehensive Income
(Unaudited)

(Dollars in Thousands)
                                                                          Three Months Ended               Six Months Ended
                                                                  ------------------------------    ------------------------------
                                                                  December 23,      December 25,    December 23,      December 25,
                                                                      2000              1999            2000              1999
                                                                  ------------      ------------    ------------      ------------

Net sales                                                          $  374,659       $   373,962      $  677,148        $  670,210
Cost of sales                                                        (257,800)         (245,030)       (474,639)         (455,686)
                                                                   ----------       -----------      ----------        ----------
Gross profit                                                          116,859           128,932         202,509           214,524
Selling, administrative, and general expense                          (82,833)          (91,481)       (147,170)         (155,467)
Income from joint venture                                                 949             1,204           1,224             1,695
Gain on sale of assets                                                      0             2,293               0             2,293
                                                                   ----------       -----------      ----------        ----------
Operating income                                                       34,975            40,948          56,563            63,045
Interest expense                                                      (22,415)          (21,835)        (43,941)          (42,484)
                                                                   ----------       -----------      ----------        ----------
Income before taxes, dividends, and allocation of net proceeds         12,560            19,113          12,622            20,561
Tax provision                                                          (3,321)           (4,633)         (4,164)           (5,678)
                                                                   ----------       -----------      ----------        ----------
Net income                                                         $    9,239       $    14,480      $    8,458        $   14,883
                                                                   ==========       ===========      ==========        ==========

Allocation of net proceeds:
   Net income                                                      $    9,239       $    14,480      $    8,458        $   14,883
   Dividends on common and preferred stock                             (1,840)           (1,603)         (4,210)           (3,706)
                                                                   ----------       -----------      ----------        ----------
   Net proceeds                                                         7,399            12,877           4,248            11,177
   Allocation to earned surplus                                        (5,303)           (6,301)         (2,152)           (4,601)
                                                                   ----------       -----------      ----------        ----------
   Net proceeds available to members                               $    2,096       $     6,576      $    2,096        $    6,576
                                                                   ==========       ===========      ==========        ==========

Net proceeds available to members:
   Estimated cash payment                                          $      524       $     1,644      $      524        $    1,644
   Qualified retains                                                    1,572             4,932           1,572             4,932
                                                                   ----------       -----------      ----------        ----------
   Net proceeds available to members                               $    2,096       $     6,576      $    2,096        $    6,576
                                                                   ==========       ===========      ==========        ==========

Net income                                                         $    9,239       $    14,480      $    8,458        $   14,883
Other comprehensive income:
   Unrealized (loss)/gain on hedging activity                          (1,414)                0             890                 0
                                                                   ----------       -----------      ----------        ----------
Comprehensive income                                               $    7,825       $    14,480      $    9,348        $   14,883
                                                                   ==========       ===========      ==========        ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)                                        ASSETS                    December 23,       June 24,    December 25,
                                                                                            2000             2000          1999
                                                                                        ------------       --------    ------------
                                                                                         (Unaudited)                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                             $    5,763      $    4,994     $   10,489
   Accounts receivable, trade, net                                                          126,239         101,065        122,849
   Accounts receivable, other                                                                14,337          10,488         13,163
   Income taxes refundable                                                                    1,511           9,869              0
   Current deferred tax asset                                                                12,176          12,176         16,160
   Inventories                                                                              419,338         341,931        437,750
   Current investment in CoBank                                                                 976           2,927            801
   Prepaid manufacturing expense                                                              4,675          26,364          3,962
   Prepaid expenses and other current assets                                                 20,268          19,688         20,664
                                                                                         ----------      ----------     ----------
           Total current assets                                                             605,283         529,502        625,838
Investment in CoBank                                                                         16,203          16,203         19,693
Investment in joint venture                                                                   8,000           6,775          8,374
Property, plant, and equipment, net                                                         339,859         348,359        349,459
Assets held for sale, at net realizable value                                                   339             339            329
Goodwill and other intangible assets, net                                                   253,680         258,545        259,832
Other assets                                                                                 32,091          27,543         29,073
                                                                                         ----------      ----------     ----------
           Total assets                                                                  $1,255,455      $1,187,266     $1,292,598
                                                                                         ==========      ==========     ==========
            Liabilities and Shareholders' and Members' Capitalization
Current liabilities:
   Notes payable - Agrilink Foods                                                        $  103,700      $    5,700     $   73,600
   Current portion of debt - AgriFrozen Foods                                                82,769          44,100         50,100
   Current portion of obligations under capital leases                                          218             218            208
   Current portion of long-term debt                                                         16,596          16,583         16,580
   Accounts payable                                                                          50,035          89,612         98,591
   Income taxes payable                                                                           0               0            549
   Accrued interest                                                                           9,193          11,398          8,594
   Accrued employee compensation                                                              9,189          11,216         15,229
   Other accrued expenses                                                                    68,763          66,397         92,480
   Dividends payable                                                                             13              41             15
   Amounts due Class B members                                                                    0           2,060              0
   Amounts due Class A members                                                               33,689          21,696         25,171
                                                                                         ----------      ----------     ----------
           Total current liabilities                                                        374,165         269,021        381,117
Obligations under capital leases                                                                520             520            568
Long-term debt                                                                              637,304         679,205        687,025
Deferred income tax liabilities                                                              36,825          36,825         23,072
Other non-current liabilities                                                                33,928          33,852         30,733
Non-controlling interest in AgriFrozen Foods                                                  8,000           8,000          8,000
                                                                                         ----------      ----------     ----------
           Total liabilities                                                              1,090,742       1,027,423      1,130,515
                                                                                         ----------      ----------     ----------
Commitments and contingencies
Class B cumulative  redeemable  preferred stock  liquidation  preference $10 per share, authorized - 500,000 shares; issued and
     outstanding 23,664, 23,664, and 26,061 shares, respectively                                237             237            261
Class A common stock, par value $5, authorized 5,000,000 shares
                                                   December 23,   June 24,   December 23,
                                                       2000         2000        1999
                                                   ------------ -----------  ------------
   Shares issued                                   2,184,230    2,132,981     2,083,601
   Shares subscribed                                 189,786      233,977       303,196
                                                   ---------    ---------     ---------
           Total subscribed and issued             2,374,016    2,366,958     2,386,797
   Less subscriptions receivable in installments    (189,786)    (233,977)     (303,196)
                                                   ---------    ---------     ---------
           Total issued and outstanding            2,184,230    2,132,981     2,083,601      10,921          10,665         10,418
                                                   =========    =========     =========
Class B common stock, par value $5, authorized
   2,000,000 shares; issued and outstanding 723,229, 723,229 and 0, respectively                  0               0              0

Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                    18,163          16,591         30,505
   Non-qualified allocation to members                                                          300             300          2,050
   Non-cumulative preferred stock, par value $25; authorized
     5,000,000 shares; issued and outstanding - 34,400,
       34,400, and 39,635, respectively                                                         860             860            991
   Class A cumulative preferred stock, liquidation preference
     $25 per share; authorized 10,000,000 shares; issued and
       outstanding 4,249,007 , 4,249,007 and 3,694,495 shares, respectively                 106,225         106,225         92,362
   Special membership interests                                                                   0               0              0
   Earned surplus                                                                            27,642          25,490         26,259
   Accumulated other comprehensive income:
     Unrealized gain on hedging activity                                                        890               0              0
     Minimum pension liability adjustment                                                      (525)           (525)          (763)
                                                                                         ----------      ----------     ----------
           Total shareholders' and members' capitalization                                  153,555         148,941        151,404
                                                                                         ----------      ----------     ----------
           Total liabilities and capitalization                                          $1,255,455      $1,187,266     $1,292,598
                                                                                         ==========      ==========     ==========
The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries - Agrilink Foods, Inc. and AgriFrozen Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)
                                                                                                       Six Months Ended
                                                                                              -------------------------------------
                                                                                              December 23,           December 25,
                                                                                                  2000                   1999
                                                                                              --------------         --------------

Cash flows from operating activities:
     Net income                                                                                $     8,458            $    14,883
     Estimated cash payment due to Class A members                                                    (524)                (1,644)
     Adjustments to reconcile net income to net cash used in operating activities:
       Gain on sale of assets                                                                            0                 (2,293)
       Depreciation                                                                                 16,275                 16,838
       Amortization of goodwill and other intangible assets                                          4,964                  4,332
       Interest in-kind on subordinated promissory note                                                814                    776
       Amortization of debt issue and amendment costs
          and discount on subordinated promissory notes                                              2,680                  2,357
       Equity in undistributed earnings of joint venture                                            (1,224)                (1,695)
       Change in assets and liabilities:
         Accounts receivable                                                                       (29,023)               (38,286)
         Inventories and prepaid manufacturing expenses                                            (55,718)              (130,575)
         Income taxes refundable                                                                     8,358                 11,844
         Accounts payable and other accrued expenses                                               (41,471)                21,781
         Amounts due to Class A members                                                             11,993                  5,126
         Amounts due to/from Class B members                                                        (3,895)                (1,453)
         Other assets and liabilities, net                                                            (285)                 8,956
                                                                                               -----------            -----------
Net cash used in operating activities                                                              (78,598)               (89,053)
                                                                                               -----------            -----------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                                     (14,963)               (16,009)
     Proceeds from disposals                                                                         5,072                 53,497
     Proceeds from investment in CoBank                                                              1,951                  1,602
                                                                                               -----------            -----------
Net cash (used in)/provided by investing activities                                                 (7,940)                39,090
                                                                                               -----------            -----------

Cash flows from financing activities:
     Net proceeds from issuance of short-term debt                                                 101,900                 68,800
     Payments on long-term debt                                                                     (8,932)                (8,997)
     Cash paid in conjunction with debt amendment                                                   (1,707)                (2,624)
     Issuances of common stock, net                                                                    256                    439
     Cash dividends paid                                                                            (4,210)                (3,706)
                                                                                               -----------            -----------
Net cash provided by financing activities                                                           87,307                 53,912
                                                                                               -----------            -----------
Net change in cash and cash equivalents                                                                769                  3,949
Cash and cash equivalents at beginning of period                                                     4,994                  6,540
                                                                                               -----------            -----------
Cash and cash equivalents at end of period                                                     $     5,763            $    10,489
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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the three months and six months ended December 23, 2000 are not necessarily the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 24, 2000.

New Accounting Pronouncement: In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Cooperative plans to adopt SAB No. 101 effective in the fourth quarter of fiscal 2001 and is currently determining the impact of the adoption on its results of operations and financial position.

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

The Cooperative, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates, certain commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Cooperative may enter into derivative contracts.

The adoption of SFAS No. 133 did not materially affect the Cooperative's results of operations or financial position.

Foreign Currency: Agrilink Foods manages its foreign currency related risk primarily through the use of foreign currency forward contracts. The contracts held by Agrilink Foods are denominated in Mexican pesos.

Agrilink Foods has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At December 23, 2000, Agrilink Foods has cash flow hedges for the Mexican peso with maturity dates ranging from December 2000 to April 2001. At December 23, 2000, the fair value of the open contracts was an after-tax gain of approximately $0.1 million recorded in accumulated other comprehensive income in shareholders' equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold within the next 12 months. During the second quarter and first six months of fiscal 2001, approximately $0.1 million and $0.2 million, respectively, was reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

Subsequent to December 23, 2000, Agrilink Foods entered into additional cash flow hedges for 132 million Mexican pesos with maturity dates through June 2002.

Commodity Prices: Agrilink Foods is exposed to commodity price risk related to forecasted purchases of soybean oil, an ingredient in the manufacturing of salad dressings and mayonnaise. To mitigate this risk, Agrilink Foods designates soybean oil forward contracts as cash flow hedges of its forecasted soybean oil purchases. Agrilink Foods maintained soybean oil contracts that hedged approximately 70 percent of its planned soybean oil requirements during fiscal 2001. These contracts were either sold or expired during the second quarter of fiscal 2001 and an immaterial loss on these transactions was recorded in cost of goods sold.

Agrilink Foods is also exposed to commodity price risk to forecasted purchases of flour in its manufacturing process. To mitigate this risk, Agrilink Foods designates a swap agreement as a cash flow hedge of its forecasted flour purchases. At December 23, 2000, Agrilink Foods had an open swap hedging approximately 59 percent of its planned flour requirements during fiscal 2001. The termination date for the agreement is March 2001. The fair value of this agreement was immaterial at December 23, 2000. During the second quarter and first six months of fiscal 2001, an immaterial loss on this contract was recorded in cost of goods sold.

Agrilink Foods is also exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, Agrilink Foods designates a swap agreement as a cash flow hedge of its forecasted corrugated purchases. At December 23, 2000, Agrilink Foods had an open swap hedging approximately 80 percent of its planned corrugated requirements. The fair value of this agreement was immaterial at December 23, 2000. The termination date for the agreement is June 2001.

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

The first interest rate swap contract requires payment of a fixed rate of interest (4.96 percent) and the receiving of a variable rate of interest (three-month LIBOR of 6.80 percent as of December 23, 2000) on $150 million notional amount of indebtedness. Agrilink Foods had a second interest rate swap contract to pay a fixed rate of interest (5.32 percent) and receive a variable rate of interest (three-month LIBOR of 6.80 percent as of December 23, 2000) on $100 million notional amount of indebtedness. Approximately 60 percent of the underlying debt is being hedged with these interest rate swaps.

Agrilink Foods designates these interest rate swap contracts as cash flow hedges. At December 23, 2000, the fair value of the contracts was an after-tax gain of $0.8 million, recorded in accumulated other comprehensive income in shareholder's equity.

To the extent that any of these contracts are not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contacts are immediately recognized in income. However, the net gain or loss on the ineffective portion of these interest rate swap contracts was not material during the second quarter and first six months of fiscal 2001. Amounts deferred to other comprehensive income will be reclassified into interest expense over the life of the swap contracts.

NOTE 3.       CLOSINGS AND DISPOSITIONS

AgriFrozen to Close Facilities: On January 22, 2001, AgriFrozen Foods announced it is closing its frozen vegetable business facilities in Woodburn, Oregon and Walla Walla and Grandview, Washington. This announcement followed the recent decision by AgriFrozen's board of directors not to plant or process crops for the 2001 growing season and indications by AgriFrozen's lender that it would not continue to fund AgriFrozen's operations. The combination of current industry trends, which have shown a steady decline in private label and industrial frozen vegetable sales and pricing, and the highly competitive nature of the business, were the basis for this action. The repacking operations at the Woodburn facility are expected to continue through April 2001 and warehousing operations at the Woodburn and Walla Walla facilities are expected to continue through June 2001. In addition, certain administrative functions are expected to continue through a transition period.

At the request of AgriFrozen's lender, Agrilink Foods has submitted a proposal to purchase the inventory of AgriFrozen. AgriFrozen and its lender have reached an agreement in principle on this transaction, which is dependent upon a number of conditions, including the final approval of Pro-Fac's, Agrilink Foods' and AgriFrozen's respective lenders, and the approval and execution of definitive agreements. If these conditions and other conditions to closing are satisfied, it is expected that the acquisition of the AgriFrozen inventory will close in February 2001.

The obligations of AgriFrozen are not guaranteed by Pro-Fac or Agrilink Foods and are expressly nonrecourse. We anticipate that Pro-Fac will abandon its ownership interest in AgriFrozen as a result of these recent closings. The recent decisions regarding AgriFrozen are not expected to have a material adverse effect on Pro-Fac or Agrilink Foods.

See further discussion at "Agreements with AgriFrozen" at NOTE 4 to the "Notes to Consolidated Financial Statements" and at "Other Matters" within the "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sale of Pickle Business: On June 23, 2000, Agrilink Foods sold its pickle business based in Tacoma Washington to Dean Pickle and Specialty Products Company. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. Agrilink Foods will continue to contract pack Nalley and Farman's pickle products for a period of two years beginning June 23, 2000, at the existing Tacoma processing plant which Agrilink Foods will operate.

In a related transaction, on July 21, 2000, Agrilink Foods sold the machinery and equipment utilized in the production of pickles and other related products to Dean Pickle and Specialty Products Company. No significant gain or loss was recognized on this transaction. Agrilink Foods received proceeds of $5.0 million which were applied to bank loans ($3.2 million of which was applied to the Agrilink Foods' term loan facility and $1.8 million of which was applied to the Agrilink Foods' revolving credit facility).

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

On December 17, 1999, Agrilink Foods completed the sale of its Cambria, Wisconsin processing facility to Del Monte. The sale includes an agreement for Del Monte to produce a portion of Agrilink Foods product needs during the 2000 packing season. Agrilink Foods received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction.

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

Amounts received by Class A members of Pro-Fac from Agrilink Foods for the six months ended December 23, 2000 and December 25, 1999 include: commercial market value of crops delivered $66.9 million and $67.2 million, respectively; and additional proceeds from profit sharing provisions of, $6.3 million and $10.3 million, respectively.

AgriFrozen: The contractual relationship between Pro-Fac and AgriFrozen is defined in a marketing and facilitation agreement between Pro-Fac and AgriFrozen (the "AgriFrozen Marketing Agreement"). Under this agreement, AgriFrozen purchases raw products from Pro-Fac and processes and markets the finished products. AgriFrozen will pay Pro-Fac CMV for the crops supplied by Pro-Fac. In addition, in any year in which AgriFrozen has earnings, AgriFrozen will distribute such earnings to Class B members of Pro-Fac. However, in the event AgriFrozen experiences any losses, AgriFrozen will deduct the losses from the total CMV payable. If there are earnings, the agreement permits AgriFrozen to pay 20 percent in cash and retain 80 percent of its earnings on Pro-Fac products as working capital. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year.

Under the AgriFrozen Marketing Agreement, the board of directors of AgriFrozen is required to consist of: (i) at least three and as many as five directors who are individuals who currently serve as directors of Pro-Fac and who are chosen by Pro-Fac's board of directors; (ii) one director who is nominated by the president of Agrilink Foods from among Agrilink Foods' management employees; and
(iii)  any  number  of  Disinterested  Directors  who  are  to be  elected  from individuals suggested by the president of Agrilink Foods. Disinterested Directors are persons who are neither employees, shareholders, nor otherwise affiliated with Pro-Fac or AgriFrozen, but may include a Disinterested Director of Agrilink Foods. The current composition of the board meets these requirements and includes two Class B members.

Amounts received by Class B members of Pro-Fac from AgriFrozen for the six months ended December 23, 2000 and December 25, 1999 for the commercial market value of crops delivered was $9.4 million and $13.9 million, respectively. Due to the current operating losses of AgriFrozen, it is anticipated that there will be no additional earnings to distribute to Class B members of Pro-Fac for fiscal 2001. See further discussion at NOTE 3 to the "Notes to Consolidated Financial Statements."

NOTE 5.       INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)

                            December 23,         June 24,        December 25,
                                2000               2000              1999
                            ------------       ----------        ------------

Finished goods               $  387,070        $  290,195          $ 404,893
Raw materials and supplies       32,268            51,736             32,857
                             ----------        ----------          ---------
                             $  419,338        $  341,931          $ 437,750
                             ==========        ==========          =========

NOTE 6.       DEBT

Summary of Long-Term Debt:
(Dollars in Thousands)                                          December 23, 2000                  June 24,         December 25,
                                                  --------------------------------------------
                                                  Agrilink Foods   AgriFrozen          Total         2000               1999
                                                  ---------------- -------------    ----------   -----------       --------------
Term Loan Facility                                  $  419,700       $ 30,000       $  449,700    $  458,300         $  467,700
Senior Subordinated Notes                              200,015              0          200,015       200,015            200,015
Subordinated Promissory Note (net of discount)          27,682          4,769           32,451        30,637             28,989
Other                                                    6,503         48,000           54,503         6,836              6,901
                                                    ----------       --------       ----------    ----------         ----------
Total debt                                             653,900         82,769          736,669       695,788            703,605
Less current portion                                   (16,596)       (82,769)         (99,365)      (16,583)           (16,580)
                                                    ----------       --------       ----------    ----------         ----------
Total long-term debt                                $  637,304       $      0       $  637,304    $  679,205         $  687,025
                                                    ==========       ========       ==========    ==========         ==========

Amendments to Agrilink Foods' Term Loan Facility: The Agrilink Foods' term loan facility contains customary covenants and restrictions on Agrilink Foods' and the Cooperative's ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) covenants which require Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio, and a minimum level of consolidated net worth. Under the Credit Agreement, the assets, liabilities, and results of operations of AgriFrozen, a subsidiary of Pro-Fac, are not consolidated with Pro-Fac for purposes of determining debt covenant compliance.

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

Agrilink Foods' Subordinated Promissory Note: As partial consideration for the Dean Foods Vegetable Company acquisition, Agrilink Foods issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the rates on the Note are below market value, Agrilink Foods has imputed the appropriate discount utilizing an effective interest rate of 11-7/8 percent. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by Agrilink Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at Agrilink Foods' option without premium or penalty.

The Subordinated Promissory Note is expressly subordinate to its Senior Subordinated Notes and the credit facility and contains no financial covenants. The Subordinated Promissory Note is guaranteed by Pro-Fac.

On December 1, 2000, Dean Foods sold the Subordinated Promissory Note to Great Lakes Kraut Company, LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. This sale did not affect the terms of the note.

Credit Agreement and Subordinated Note Agreement of AgriFrozen: Under AgriFrozen's Credit Facility, AgriFrozen is able, under certain conditions, to borrow up to $50.0 million for seasonal working capital purposes under the AgriFrozen Revolving Credit Facility. As of December 23, 2000, (i) cash borrowings outstanding under the AgriFrozen Revolving Credit Facility were $48.0 million, and (ii) additional availability under the AgriFrozen Revolving Credit Facility, after taking into account the amount of borrowings, was $2.0 million. The AgriFrozen Revolving Credit Facility requires that AgriFrozen meet certain financial tests and ratios and comply with certain restrictions and limitations.

As reported in our Form 10-Q for the fiscal quarter ended September 23, 2000, AgriFrozen's lender had previously verbally agreed to forbear from enforcing rights or exercising remedies in respect of existing noncompliance with certain financial tests and ratios and existing noncompliance with certain restrictions and limitations. Subsequent to December 23, 2000, and as previously highlighted in NOTE 3 to the "Notes to Consolidated Financial Statements," AgriFrozen's lender has indicated it will not continue to fund AgriFrozen's operations indefinitely.

AgriFrozen's obligations are not guaranteed by Pro-Fac or Agrilink Foods and are expressly nonrecourse as to Pro-Fac and Agrilink Foods. In addition, neither Pro-Fac nor Agrilink Foods pledged any of their respective properties as security for AgriFrozen's indebtedness. As such, these current circumstances of AgriFrozen's debt and liquidity are not expected to have a material effect on the business of Pro-Fac or Agrilink Foods.

NOTE 7:       OPERATING SEGMENTS

The Cooperative is organized by product line for management reporting with operating income being the primary measure of segment profitability. Accordingly, no items below operating earnings are allocated to segments. The Cooperative's four primary operating segments are as follows: vegetables, fruits, snacks, and canned meals.

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snacks category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, and Super Pop. The canned meal product line includes canned meat products such as chilies, stew, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. Other product lines primarily represent salad dressings. Branded products within the "other" category include Bernstein's and Nalley.

The following table illustrates the Cooperative's operating segment information:

(Dollars in Millions)
                                                                        Three Months Ended              Six Months Ended
                                                                  ------------------------------    -----------------------------
                                                                  December 23,      December 25,    December 23,      December 25,
                                                                      2000              1999            2000              1999
                                                                  ------------      ------------    ------------      ------------
Net Sales:
   Vegetables                                                        $  265.2         $   236.4        $  472.9         $   408.7
   Fruits                                                                45.2              45.6            70.7              68.9
   Snacks                                                                23.3              22.0            46.7              43.4
   Canned Meals                                                          17.8              18.4            33.5              35.0
   Other                                                                 11.0              13.2            23.7              27.9
                                                                     --------         ---------        --------         ---------
     Continuing segments                                                362.5             335.6           647.5             583.9
   Businesses sold or to be closed1                                      12.1              38.4            29.6              86.3
                                                                     --------         ---------        --------         ---------
       Total                                                         $  374.6         $   374.0        $  677.1         $   670.2
                                                                     ========         =========        ========         =========

Operating income:
   Vegetables2                                                       $   21.1         $    26.5        $   31.6         $    39.9
   Fruits                                                                 7.2               6.3            11.0               9.6
   Snacks                                                                 1.9               1.4             3.6               2.9
   Canned Meals                                                           2.2               2.6             4.7               4.5
   Other                                                                  0.4               0.6             1.2               1.5
                                                                     --------         ---------        --------         ---------
     Continuing segments                                                 32.8              37.4            52.1              58.4
   Businesses sold or to be closed1                                       2.2               1.2             4.5               2.3
                                                                     --------         ---------        --------         ---------
       Total                                                             35.0              38.6            56.6              60.7
Gain on sale of assets                                                    0.0               2.3             0.0               2.3
                                                                     --------         ---------        --------         ---------
Total consolidated operating income                                      35.0              40.9            56.6              63.0
Interest expense                                                        (22.4)            (21.8)          (44.0)            (42.5)
                                                                     --------         ---------        --------         ---------
Income before taxes, dividends, and allocation of net proceeds       $   12.6         $    19.1        $   12.6         $    20.5
                                                                     ========         =========        ========         =========

1 Includes the private label canned vegetable business and pickle business sold in fiscal 2000, and the activity of AgriFrozen facilities due to the recent announcement regarding the closing of this operation. See NOTES 3 and 4 to the "Notes to Consolidated Financial Statements."

2 The vegetable product line includes earnings derived from Agrilink Foods' investment in Great Lakes Kraut Company of $0.9 million and $1.2 million for the three months ended December 23, 2000 and December 25, 1999, respectively, and $1.2 million and $1.7 million for the six months ended December 23, 2000 and December 25, 1999, respectively.

NOTE 8.       SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation wholly-owned subsidiaries of Agrilink Foods ("Subsidiary Guarantors"), and Pro-Fac, have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of Agrilink Foods with respect to Agrilink Foods' 11-7/8 percent Senior Subordinated Notes due 2008 ("the Notes") and the Credit Facility. The covenants in the Notes and the Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to Agrilink Foods.

Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that such financial statements and other disclosures are not material. Accordingly, set forth below is certain summarized financial information derived from unaudited historical financial information for the Subsidiary Guarantors, on a combined basis.

(Dollars in Millions)
                                                    Three Months Ended      Six Months Ended
                                            ----------------------------------------------------------------
                                            December 23,      December 25,    December 23,      December 25,
                                                2000              1999            2000              1999
                                            ------------      ------------    ------------      ------------
Summarized Statement of Operations:
   Net sales                                    $  22.4          $   20.9        $  41.4          $  39.2
   Gross profit                                    18.5              17.4           33.3             31.8
   Income from continuing operations               19.8              17.6           35.5             31.7
   Net income                                      12.9              11.4           23.1             20.6

Summarized Balance Sheet:
   Current assets                               $   3.5          $    2.9
   Noncurrent assets                              207.9             214.3
   Current liabilities                              9.3               7.7

NOTE 9.       OTHER MATTERS

Restructuring: During the third quarter of fiscal 1999, Agrilink Foods completed a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel include operational and administrative positions and have improved annual earnings by approximately $8.0 million. Of this charge, $4.8 million has been liquidated to date, and the remaining termination benefits are anticipated to be liquidated during fiscal 2001.

Dividends: Subsequent to quarter end, the Cooperative declared a cash dividend of $0.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $1.9 million and were paid on January 31, 2001.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Cooperative makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 12 to 18) and other statements made in this Form 10-Q and in other filings with the SEC.

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among the factors that could impact the Cooperative are:

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

The purpose of this discussion is to outline the significant reasons for changes in the unaudited Consolidated Statement of Operations, Net Proceeds and Comprehensive Income in the second quarter and first six months of fiscal 2001 versus such periods in fiscal 2000.

Pro-Fac Cooperative, Inc.'s ("Pro-Fac" or the "Cooperative") wholly-owned subsidiary, Agrilink Foods, Inc. ("Agrilink Foods") has four primary product lines including: vegetables, fruits, snacks and canned meals. The Cooperative's subsidiary, AgriFrozen Foods, Inc. ("AgriFrozen"), in which it has a controlling interest, has vegetables as its primary product line. See NOTE 3 to the "Notes to Consolidated Financial Statements" regarding the closure of the AgriFrozen facilities. The majority of each of the product lines' net sales are within the United States. In addition, all of the Cooperative's operating facilities, excluding one in Mexico, are within the United States.

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

The following tables illustrate the results of operations by product line for the three and six months ended December 23, 2000 and December 25, 1999.

EBITDA1,2
(Dollars in Millions)

                                                    Three Months Ended                               Six Months Ended
                                        ------------------------------------------      -------------------------------------------
                                            December 23,            December 25,           December 23,             December 25,
                                                2000                    1999                   2000                       1999
                                        -------------------     ------------------      -------------------     -------------------
                                                     % of                    % of                    % of                     % of
                                            $        Total          $        Total          $        Total          $         Total
                                        ----------  --------    ----------  ------      ----------  --------    ----------   ------

Vegetables                               $ 28.6       62.8%     $  33.6        68.3%    $  46.6        59.9%     $  53.6      65.5%
Fruits                                      7.8       17.1          6.7        13.6        12.2        15.7         10.4      12.7
Snacks                                      2.8        6.1          2.1         4.3         5.6         7.2          4.5       5.5
Canned Meals                                2.7        5.9          3.1         6.3         5.5         7.1          5.4       6.6
Other                                       1.0        2.2          1.0         2.0         2.4         3.0          2.4       2.9
                                         ------      -----      -------      ------     -------      ------      -------     -----
Continuing operations                      42.9       94.1         46.5        94.5        72.3        92.9         76.3      93.2
Businesses sold or to be closed3            2.7        5.9          2.7         5.5         5.5         7.1          5.6       6.8
                                         ------      -----      -------      ------     -------      ------      -------     -----
     Total                               $ 45.6      100.0%     $  49.2       100.0%    $  77.8       100.0%     $  81.9     100.0%
                                         ======      =====      =======      ======     =======      ======      =======     =====

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of pretax income before dividends, allocation of net proceeds, interest expense, depreciation and amortization of goodwill and other intangibles.

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

2 Excludes gain on sale of assets in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

3 Represents the operating results of the private label canned vegetable business and pickle business sold in fiscal 2000 and the announced closing of the AgriFrozen facilities in fiscal 2001. See NOTES 3 and 4 to the "Notes to Consolidated Financial Statements."

Net Sales
(Dollars in Millions)
                                                    Three Months Ended                               Six Months Ended
                                        ------------------------------------------      -------------------------------------------
                                            December 23,            December 25,           December 23,             December 25,
                                                2000                    1999                   2000                     1999
                                        -------------------     ------------------      -------------------     -------------
                                                     % of                   % of                     % of                     % of
                                            $        Total          $        Total          $        Total          $         Total
                                        ----------  --------    ----------  ------      ----------  --------    ----------   ------

Vegetables                               $  265.2     70.8%     $  236.4       63.2%    $ 472.9        69.9%    $  408.7      61.0%
Fruits                                       45.2     12.1          45.6       12.2        70.7        10.4         68.9      10.3
Snacks                                       23.3      6.2          22.0        5.9        46.7         6.9         43.4       6.5
Canned Meals                                 17.8      4.8          18.4        4.9        33.5         4.9         35.0       5.2
Other                                        11.0      2.9          13.2        3.5        23.7         3.5         27.9       4.2
                                         --------    -----      --------     ------     -------       -----     --------    ------
Continuing segments                         362.5     96.8         335.6       89.7       647.5        95.6        583.9      87.2
Businesses sold or to be closed1             12.1      3.2          38.4       10.3        29.6         4.4         86.3      12.8
                                         --------    -----      --------     ------     -------       -----     --------    ------
     Total                               $  374.6    100.0%     $  374.0      100.0%    $ 677.1       100.0%    $  670.2     100.0%
                                         ========    =====      ========      =====     =======       =====     ========     ======

1 Includes net sales of the private label canned vegetable business and pickle business sold in fiscal 2000 and the announced closing of the AgriFrozen facilities in fiscal 2001. See NOTES 3 and 4 to the "Notes to Consolidated Financial Statements."

Operating Income1
(Dollars in Millions)
                                                    Three Months Ended                               Six Months Ended
                                        ------------------------------------------      -------------------------------------------
                                            December 23,            December 25,           December 23,             December 25,
                                                2000                    1999                   2000                     1999
                                        -------------------     ------------------      -------------------     -------------------
                                                     % of                   % of                     % of                     % of
                                            $        Total          $        Total          $        Total          $         Total
                                        ----------  --------    ----------  ------      ----------  --------    ----------   ------
Vegetables                               $ 21.1       60.3%     $  26.5        68.7%    $  31.6        55.8%    $   39.9      65.7%
Fruits                                      7.2       20.6          6.3        16.3        11.0        19.4          9.6      15.8
Snacks                                      1.9        5.4          1.4         3.6         3.6         6.4          2.9       4.8
Canned Meals                                2.2        6.3          2.6         6.7         4.7         8.3          4.5       7.4
Other                                       0.4        1.1          0.6         1.6         1.2         2.1          1.5       2.5
                                         ------      -----      -------     -------     -------      ------     --------    ------
Continuing segments                        32.8       93.7         37.4        96.9        52.1        92.0         58.4      96.2
Businesses sold or to be closed2            2.2        6.3          1.2         3.1         4.5         8.0          2.3       3.8
                                         ------      -----      -------     -------     -------      ------     --------    ------
     Total                               $ 35.0      100.0%     $  38.6       100.0%    $  56.6       100.0%    $   60.7     100.0%
                                         ======      =====      =======     =======     =======      ======     ========    ======

1 Excludes the gain on sale of assets in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

2 Represents the operating results of the private label canned vegetable business and pickle business sold in fiscal 2000 and the announced closing of the AgriFrozen facilities in fiscal 2001. See NOTES 3 and 4 to the "Notes to Consolidated Financial Statements."

      CHANGES FROM SECOND QUARTER FISCAL 2001 TO SECOND QUARTER FISCAL 2000

Excluding the gain on sale of assets, net income for the second quarter of fiscal 2001 decreased modestly as compared to the second quarter of fiscal 2000. However, net sales from continuing segments showed an increase of $26.9 million, or 8.0 percent. Approximately $19.9 million of the net sales improvement was attributable to an increase in frozen vegetable sales, and an additional $11.9 million was associated with various co-pack agreements into which Agrilink Foods has recently entered. These increases were somewhat offset by a decrease in various canned meal and canned vegetable sales as compared to the second quarter in fiscal 2000. Management attributes the higher canned meal and canned vegetable sales in fiscal 2000 to increased consumer purchases related to the year 2000 millenium issue. In the second quarter of fiscal 2001, Agrilink Foods also experienced an increase in its manufacturing costs associated with lower than anticipated crop intake in the eastern part of the country contributing to less than optimal plant efficiencies as well as higher freight and utility costs throughout the nation. To mitigate the increase in manufacturing costs, management initiated efforts to reduce administrative and general expenses by $8.6 million or 9.5 percent primarily associated with a reduction in the accrual related to Agrilink Foods' incentive programs and a reduction in its marketing programs.

In reviewing the quarter, management also utilizes an evaluation of EBITDA from continuing segments, as presented on page 13, as a measure of performance. Excluding businesses sold or to be closed, EBITDA from continuing segments decreased $3.6 million, or 7.7 percent, to $42.9 million in the second quarter of the current fiscal year from $46.5 million in the second quarter of the prior fiscal year. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

Vegetable  sales  increased  $28.8  million  or 12.2  percent.  This  growth  is primarily attributable to a $13.1 million increase in sales in branded frozen vegetables primarily within the Birds Eye product group. For the 12 weeks ended December 10, 2000, the total frozen vegetable category unit sales percentage change versus a year ago, as reported by Information Resources Inc., decreased by 2.5 percent, while the Birds Eye brand unit volume for the same timeframe decreased by only 0.5 percentage points, and the category leader decreased by
8.8 percentage points. The Birds Eye brand unit share change for the same timeframe increased by 0.3 percentage points again, while the category leader decreased by 1.3 percentage points. In addition, volume improvements in food service frozen vegetables accounted for $3.5 million of the increase in net sales and various co-pack agreements for canned vegetables in the Midwest and for pickles in the Northwest accounted for $11.9 million of the increase. These co-pack agreements typically yield lower margins than Agrilink Foods' other product lines but do provide for greater utilization of manufacturing facilities. Although vegetables experienced an increase in net sales, EBITDA decreased $5.0 million and, while the branded businesses continued to show improvements as highlighted above, the reduction in EBITDA was impacted by both competitive pressures experienced within the non-branded segment of Agrilink Foods' businesses and, as discussed above, Agrilink Foods has experienced an increase in its manufacturing costs which has negatively impacted results.

Net sales for the fruit product line decreased $0.4 million, or 0.9 percent, while EBITDA increased $1.1 million, or 16.4 percent. The variance in EBITDA is attributable to a decrease in branded pie filling volume which was offset by a price increase recognized in the third quarter of fiscal 2000. This product line was also impacted by declines in the applesauce category both on a net sales and margin basis due to competitive pressures within the industry.

Net sales for the snack product line increased $1.3 million, or 5.9 percent, primarily due to increased volume within the potato chip category. Accordingly, EBITDA also showed improvements of $0.7 million, or 33.3 percent. EBITDA further benefited from lower packaging costs.

Net sales for canned meals decreased $0.6 million, or 3.3 percent while EBITDA decreased $0.4 million from $3.1 million to $2.7 million. The variance is attributable to a decrease in volume and a change in product mix.

The other product line, which primarily represents salad dressings, experienced a decrease in net sales of approximately $2.2 million, or 16.7 percent, due primarily to a decline in unit volume associated with the loss of a private label customer. EBITDA, however, remained consistent as the decrease in private label sales was offset with branded sales at a higher margin. Agrilink Foods also benefited from reductions in product costs, primarily in its cost of oils.

Operating Income: Excluding the impact of businesses sold and to be closed and gain on sale of assets, operating income decreased from $37.4 million in the second quarter of fiscal 2000 to $32.8 million in the second quarter of fiscal 2001. This represents a decrease of $4.6 million or 12.3 percent. Significant variances are highlighted above in the discussion of EBITDA and net sales from continuing segments.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $8.6 million, or 9.5 percent, as compared with the second quarter of the prior fiscal year. The decrease is primarily attributable to a reduction in the accrual related to Agrilink Foods' incentive program as well as a reduction in certain marketing costs. In addition, restructuring efforts at AgriFrozen contributed to the decrease.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. Earnings from the joint venture decreased $0.3 million as compared to the prior year. This decline is attributable to a decrease in net sales due to competitive pressures and an increase in freight costs due to higher fuel prices.

Gain on Sale of Assets: On December 17, 1999, Agrilink Foods sold its Cambria, Wisconsin facility to Del Monte. Agrilink Foods received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction.

Interest Expense: Interest expense increased $0.6 million to $22.4 million in the second quarter of fiscal 2001 from $21.8 million in the second quarter of fiscal 2000. The increase is the result of an increase in the weighted average interest rate of 0.75 percent resulting from amendments to Agrilink Foods' credit facility during September 2000 and general interest rate increases during the second quarter of fiscal 2001. The increase was offset by lower average outstanding balances during the quarter of approximately $37.1 million due to inventory reductions related to the sale of Agrilink Foods' canned vegetable and pickle business. Agrilink Foods continues to focus its efforts on inventory reduction to reduce seasonal borrowing requirements.

Tax Provision: The provision for income taxes decreased approximately $1.3 million from the prior year as a result of the change in earnings before tax. The Cooperative's effective tax rate is impacted by the net proceeds distributed to members and the non-deductibility of certain amounts of goodwill.

    CHANGES FROM FIRST SIX MONTHS FISCAL 2001 TO FIRST SIX MONTHS FISCAL 2000

Excluding the gain on sale of assets, net income for the first six months of fiscal 2001 decreased modestly from fiscal 2000. However, net sales from continuing segments showed an increase of $63.6 million, or 10.9 percent. Approximately $31.1 million of the net sales improvement was attributable to an increase in frozen vegetable sales, and an additional $33.4 million was associated with various co-pack agreements into which Agrilink Foods has recently entered. While Agrilink Foods benefited from this significant improvement in net sales, it also experienced a significant increase in its manufacturing costs resulting in optimal production efficiencies. The increase in manufacturing costs was associated with lower than anticipated crop intake in the eastern part of the country and higher freight and utility costs throughout the nation. To mitigate the increase in manufacturing costs, management has taken steps to decrease administrative and general expenses primarily associated with a reduction in the accrual related to Agrilink Foods' incentive programs and a reduction in its marketing programs. Management will continue to focus its efforts on cost savings initiatives to reduce its overall spending.

In reviewing the first half of its fiscal year, management also utilizes an evaluation of EBITDA from continuing segments, as presented on page 13 as a measure of performance. Excluding businesses sold and to be closed, EBITDA from continuing segments decreased $4.0 million, or 5.2 percent, to $72.3 million in the first six months of the current fiscal year from $76.3 million in the first six months of the prior fiscal year. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

Vegetable  sales  increased  $64.2  million  or 15.7  percent.  This  growth  is primarily attributable to a $20.8 million increase in sales in branded frozen vegetables primarily within the Birds Eye product group. In addition, volume improvements in private label and food service frozen vegetables accounted for $4.7 million of the increase. Further, various co-pack agreements for canned vegetables in the Midwest and for pickles in the Northwest in total accounted for an additional $33.4 million of the net sales increase. While these co-pack agreements typically yield lower margins than Agrilink Foods' other product lines, they do provide for greater utilization of manufacturing facilities. Although vegetables experienced an increase in net sales, EBITDA decreased $7.0 million and, while the branded businesses continued to show improvements as highlighted above, the reduction in EBITDA was impacted by both competitive pressures experienced within the non-branded segment of Agrilink Foods' businesses and, as highlighted above, Agrilink Foods has experienced an increase in its manufacturing costs which has negatively impacted results.

Net sales for the fruit product line increased $1.8 million, or 2.6 percent, while EBITDA increased $1.8 million, or 17.3 percent. The variance in EBITDA is attributable to a decrease in branded pie filling volume which was offset by a price increase recognized in the third quarter of fiscal 2000. This product line was also impacted by a decline in the applesauce category, both on a net sales and margin basis, due to competitive pressures within the industry.

Net sales for the snack product line increased $3.3 million, or 7.6 percent, primarily due to increased volume within the potato chip category. Accordingly, EBITDA also showed improvements of $1.1 million, or 24.4 percent. EBITDA further benefited from lower packaging costs. In addition, in fiscal 2000, Agrilink Foods incurred residual strike related costs at the Snyder of Berlin facility in its first fiscal quarter. This matter was settled in July 2000, and management believes its current relationship with these employees is good.

Net sales for canned meals decreased $1.5 million, or 4.3 percent. However, EBITDA increased $0.1 million from $5.4 million to $5.5 million. The variance is attributable to a decrease in volume offset by a change in product mix and a reduction in marketing costs.

The other product line, which primarily represents salad dressings, experienced a decrease in net sales of approximately $4.2 million, or 15.1 percent, due primarily to a decline in unit volume associated with a private label customer. EBITDA, however, remained consistent as the decrease in private label sales was offset with branded sales at a higher margin. In addition, Agrilink Foods benefited from reductions in product costs, primarily in its cost of oils.

Operating Income: Excluding the impact of businesses sold or to be closed and gain on sale of assets, operating income decreased from $58.4 million in the first six months of fiscal 2000 to $52.1 million in the first six months of fiscal 2001. This represents a decrease of $6.3 million or 10.8 percent. Significant variances are highlighted above in the discussion of EBITDA and net sales from continuing segments.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $8.3 million, or 5.3 percent, as compared with the first six months of the prior fiscal year. As noted above, the decrease is primarily attributable to a reduction in the accrual related to Agrilink Foods' incentive program as well as a reduction in certain marketing costs. In addition, restructuring efforts at AgriFrozen contributed to the decrease.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. Earnings from the joint venture decreased $0.5 million as compared to the same period of the prior fiscal year. This decline is attributable to a decrease in net sales due to competitive pressures and an increase in freight costs due to higher fuel prices.

Gain on Sale of Assets: On December 17, 1999, Agrilink Foods sold its Cambria, Wisconsin facility to Del Monte. Agrilink Foods received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction.

Interest Expense: Interest expense increased $1.5 million from the prior year to $43.9 million. The increase is the result of an increase in the weighted average interest rate of 0.64 percent resulting from amendments to Agrilink Foods' credit facility during September 2000 and general interest rate increases during the first six months of fiscal 2001. In addition, interest expense was negatively impacted by the amortization of fees paid in conjunction with the September 2000 amendments to the Agrilink Foods' credit facility. Such increases were offset by lower average outstanding balances during the six months of approximately $38.4 million, primarily within inventory related to the sale of Agrilink Foods' pickle business. Agrilink Foods continues to focus its efforts on inventory reduction to reduce seasonal borrowings.

Tax Provision: The provision for taxes decreased approximately $1.5 million from the prior year as a result of the change in earnings before tax. The Cooperative's effective tax rate is impacted by the net proceeds distributed to members and the non-deductibility of certain amounts of goodwill.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the unaudited "Consolidated Statement of Cash Flows" for the six months ended December 23, 2000 compared to the six months ended December 25, 1999.

Net cash used in operating activities decreased $10.5 million over the six months of the prior fiscal year. This decrease primarily results from a decrease in inventories due to both management efforts to reduce outstanding inventory levels and reductions caused by the condition of crops in the eastern part of the country which limited Agrilink Foods' intake. The decrease was offset by variances within accounts payable and other accruals due to the timing of liquidation of outstanding balances. Agrilink Foods negotiates payment terms with its can and other packaging suppliers. The timing of these agreements required payment in December of 2000, while in the prior year, comparable payments were made in the third quarter.

Net cash used in investing activities in the first six months of fiscal 2001 increased $47.0 million from the first six months of fiscal 2000. The change was primarily a result of a reduction in proceeds received from asset sales of $48.4 million (see NOTE 3 to the "Notes to Consolidated Financial Statements") offset by a slight reduction in equipment purchases of $1.0 million. The purchase of property, plant, and equipment was for general operating purposes.

Net cash provided by financing activities increased $33.4 million and was primarily due to mandatory prepayments of short-term debt related to the sale of Agrilink Foods' private label canned vegetable business ($42.4 million) and Cambria, Wisconsin facility ($4.5 million) in fiscal 2000 compared to the sale of pickle equipment ($1.8 million) in fiscal 2001 (see NOTE 3 to the "Notes to Consolidated Financial Statements").

AGRILINK FOODS DEBT

Borrowings: Under Agrilink Foods' existing credit facility, Agrilink Foods is able to borrow up to $200 million for seasonal working capital purposes under the Revolving Credit Facility. The Revolving Credit Facility may also be utilized in the form of letters of credit.

As of December 23, 2000, (i) cash borrowings outstanding under the Revolving Credit Facility were $103.7 million, (ii) there were $13.2 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $83.1 million. Agrilink Foods believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

Certain financing arrangements require that Pro-Fac and Agrilink Foods meet certain financial tests and ratios and comply with certain restrictions and limitations. During the first quarter of fiscal 2001, Agrilink Foods negotiated an amendment to the covenants outlined under its credit facility. See NOTE 6 of the "Consolidated Financial Statements" for further details. As of December 23, 2000, Pro-Fac and Agrilink Foods were in compliance with all covenants, restrictions, and limitations under the terms of the credit facility as amended.

AGRIFROZEN DEBT

Borrowings: AgriFrozen is able, under certain conditions, to borrow up to $50.0 million for seasonal working capital purposes under the AgriFrozen Revolving Credit Facility. As of December 23, 2000, (i) cash borrowings outstanding under the AgriFrozen Revolving Credit Facility were $48.0 million, and (ii) additional availability under the AgriFrozen Revolving Credit Facility, after taking into account the amount of borrowings, was $2.0 million. The AgriFrozen Revolving Credit Facility requires that AgriFrozen meet certain financial tests and ratios and comply with certain restrictions and limitations.

As reported in our Form 10-Q for the fiscal quarter ended September 23, 2000, AgriFrozen's lender had previously verbally agreed to forbear from enforcing rights or exercising remedies in respect of existing noncompliance with certain financial tests and ratios and existing noncompliance with certain restrictions and limitations. Subsequent to December 23, 2000, and, as previously highlighted in NOTE 3 to the "Notes to Consolidated Financial Statements," AgriFrozen's lender has indicated it will not continue to fund AgriFrozen's operations indefinitely.

AgriFrozen's obligations are not guaranteed by Pro-Fac or Agrilink Foods and are expressly nonrecourse as to Pro-Fac and Agrilink Foods. In addition, neither Pro-Fac nor Agrilink Foods pledged any of their respective properties as security for AgriFrozen's indebtedness. As such, these current circumstances of AgriFrozen's debt and liquidity are not expected to have a material effect on the business of Pro-Fac or Agrilink Foods.


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

Agrilink Foods has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At December 23, 2000, Agrilink Foods had cash flow hedges for the Mexican peso with maturity dates ranging from December 2000 to April 2001. At December 23, 2000, the fair value of the open contracts was an after-tax gain of approximately $0.1 million recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold within the next 12 months. During the second quarter of fiscal 2001, approximately $0.1 million was reclassified from other comprehensive income to cost of goods sold. For the first six months of fiscal 2001, approximately $0.2 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                     Foreign Currency
                                                          Forward
                                                   -------------------
Contract amounts                                     63 million Pesos
Weighted average settlement exchange rate                10.4685%

Subsequent to December 23, 2000, Agrilink Foods entered into additional cash flow hedges for 132 million Mexican pesos with maturity dates through June 2002.

Commodity Prices: Agrilink Foods is exposed to commodity price risk related to forecasted purchases of soybean oil, an ingredient in the manufacture of salad dressings and mayonnaise. To mitigate this risk, Agrilink Foods designates soybean oil forward contracts as cash flow hedges of its forecasted soybean oil purchases. Agrilink Foods maintained soybean oil contracts that hedged approximately 70 percent of its planned soybean oil requirements during fiscal 2001. These contracts were either sold or expired during fiscal 2001, and an immaterial loss was recorded in cost of goods sold.

Agrilink Foods is also exposed to commodity price risk related to forecasted purchases of flour in its manufacturing process. To mitigate this risk, Agrilink Foods designates a swap agreement as a cash flow hedge of its forecasted flour purchases. The termination date for the agreement is March 2001. At December 23, 2000, Agrilink Foods had an open swap hedging approximately 59 percent of its planned flour requirements during fiscal 2001. The fair value of this agreement was immaterial at December 23, 2000.

                                                           Swap
                                                           Flour
                                                  --------------------
Notional amount                                       240,000 bushels
Weighted average strike price                          $2.80/bushel

Agrilink Foods is also exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, Agrilink Foods designates a swap agreement as a cash flow hedge of its forecasted corrugated purchases. At December 23, 2000, Agrilink Foods had an open swap hedging approximately 80 percent of its planned corrugated requirements. The fair value of this agreement was immaterial at December 23, 2000. The termination date for the agreement is June 2001.

                                                               Swap
                                                            Corrugated
                                                      (Unbleached Kraftliner)
                                                  ------------------------------
Notional amount                                         30,000 short tons
Average paid rate                                        $475/short ton
Average receive rate                              Floating rate/short ton - $475
Maturities through                                          June 2001

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

The first interest rate swap contract required payment of a fixed rate of interest (4.96 percent) and the receiving of a variable rate of interest (three-month LIBOR of 6.80 percent as of December 23, 2000) on $150 million notional amount of indebtedness. Agrilink Foods had a second interest rate swap contract to pay a fixed rate of interest (5.32 percent) and receive a variable rate of interest (three-month LIBOR of 6.80 percent as of December 23, 2000) on $100 million notional amount of indebtedness. Approximately 60 percent of the underlying debt is being hedged with these interest rate swaps.

Agrilink Foods designates these interest rate swap contracts as cash flow hedges. At December 23, 2000, the fair value of the contracts was an after-tax gain of $0.8 million, recorded in accumulated other comprehensive income in shareholders' equity.

To the extent that any of these contracts are not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contacts are immediately recognized in income. However, the net gain or loss on the ineffective portion of these interest rate swap contracts was not material during the second quarter and first six months of fiscal 2001. Amounts deferred to other comprehensive income will be reclassified into interest expense over the life of the swap contracts.

The following is a summary of Agrilink Foods' interest rate swap agreements:

                                                             December 23, 2000
Interest Rate Swap:                                        ---------------------
Variable to Fixed - notional amount                            $250 million
   Average pay rate                                            4.96 - 5.32%
   Average receive rate                                    Floating rate - 6.80%
   Maturities through                                              2001

Although it is possible that interest rates will decrease and thereby minimize the benefits of the hedge position, Agrilink Foods believes that on a long-term basis the possibility of interest rates exceeding the interest rate swap is not likely. Agrilink Foods will, however, monitor market conditions to adjust its position as it considers necessary.

OTHER MATTERS

AgriFrozen Foods: On January 22, 2001, AgriFrozen announced the closing of its facilities in Oregon and Washington. AgriFrozen has operated at a loss since its inception in February 1999, and its lender has indicated that it will no longer continue to fund AgriFrozen's operations indefinitely. Neither Pro-Fac nor Agrilink Foods guarantees the debts of AgriFrozen or otherwise pledges any of their respective properties as security for AgriFrozen's indebtedness. In fact, all of AgriFrozen's indebtedness is expressly without recourse to Pro-Fac and Agrilink Foods.

Restructuring: During the third quarter of fiscal 1999, Agrilink Foods completed a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the workforce. Reductions in personnel include operational and administrative positions and have improved annual earnings by approximately $8.0 million. Of this charge, $4.8 million has been liquidated to date, and the remaining termination benefits are anticipated to be liquidated during fiscal 2001.

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

The crop and yield resulting from the 2000 growing season has provided a sufficient, if not ample, supply throughout the industry. Accordingly, and as in past years, management anticipates pricing may be negatively impacted primarily in non-branded businesses. However, harsh weather conditions did impact corn yields which reduced supply and, in turn, resulted in higher pricing for this commodity.

MARKET AND INDUSTRY DATA

Unless otherwise stated herein, industry and market share data used throughout this discussion was derived from industry sources believed by the Cooperative to be reliable, including information provided by Information Resources, Inc. Such data was obtained or derived from consultants' reports and industry publications. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Cooperative has not independently verified such data and makes no representation to its accuracy.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit Number                            Description
    --------------        -------------------------------------------------
        10.27              Excess Benefit Retirement Plan, as amended.

        10.28              Supplemental Executive Retirement Agreement

(b)   Reports on Form 8-K:

        No reports on Form 8-K were filed in the second  quarter of fiscal 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 PRO-FAC COOPERATIVE, INC.



Date:   February 5, 2001               BY:/s/        Earl L. Powers
        ----------------                     --------------------------------
                                                     EARL L. POWERS
                                                       TREASURER
                                            (Principal Financial Officer and
                                              Principal Accounting Officer)