Form 10-Q
period 2001-03-24
PRO FAC COOPERATIVE INC
filed 2001-05-04
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-Q


   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 24, 2001

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

                                 YES   X      NO
                                     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 28, 2001.

                        Class A Common Stock - 2,251,449
                        Class B Common Stock -   723,229

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Statements of Operations, Net Proceeds and Comprehensive Income
(Unaudited)

(Dollars in Thousands)
                                                                          Three Months Ended              Nine Months Ended
                                                                     March 24,        March 25,        March 24,        March 25,
                                                                       2001             2000             2001             2000
                                                                   -----------      -----------      -----------      -----------
Net sales                                                          $  298,584       $   296,245      $  975,732        $  966,455
Cost of sales                                                        (203,468)         (205,368)       (678,107)         (661,054)
                                                                   ----------       -----------      ----------        ----------
Gross profit                                                           95,116            90,877         297,625           305,401
Selling, administrative, and general expense                          (74,400)          (67,315)       (221,570)         (222,782)
Income from joint venture                                                 316               543           1,540             2,238
Gain on sale of assets                                                      0                 0               0             2,293
                                                                   ----------       -----------      ----------        ----------
Operating income                                                       21,032            24,105          77,595            87,150
Interest expense                                                      (20,853)          (22,114)        (64,794)          (64,598)
                                                                   ----------       -----------      ----------        ----------
Income before taxes, dividends, and allocation of net proceeds            179             1,991          12,801            22,552
Tax provision                                                            (720)           (1,066)         (4,884)           (6,744)
                                                                   ----------       -----------      ----------        ----------
Net (loss)/income                                                  $     (541)      $       925      $    7,917        $   15,808
                                                                   ==========       ===========      ==========        ==========

Allocation of net proceeds:
   Net (loss)/income                                               $     (541)      $       925      $    7,917        $   15,808
   Dividends on common and preferred stock                             (1,945)           (1,838)         (6,155)           (5,544)
                                                                   ----------       -----------      ----------        ----------
   Net (deficit)/proceeds                                              (2,486)             (913)          1,762            10,264
   Allocation from/(to) earned surplus                                  2,486               913          (1,520)           (4,531)
                                                                   ----------       -----------      ----------        ----------
   Net proceeds available to members                               $        0       $         0      $      242        $    5,733
                                                                   ==========       ===========      ==========        ==========
Net proceeds available to members:
   Estimated cash payment                                          $        0       $         0      $       61        $    1,433
   Qualified retains                                                        0                 0             181             4,300
                                                                   ----------       -----------      ----------        ----------
   Net proceeds available to members                               $        0       $         0      $      242        $    5,733
                                                                   ==========       ===========      ==========        ==========

Net (loss)/income                                                  $     (541)      $       925      $    7,917        $   15,808
Other comprehensive income:
   Unrealized loss on hedging activity                                 (1,068)                0            (178)                0
                                                                   ----------       -----------      ----------        ----------
Comprehensive (loss)/income                                        $   (1,609)      $       925      $    7,739        $   15,808
                                                                   ==========       ===========      ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)                                        ASSETS                      March 24,      June 24,        March 25,
                                                                                            2001           2000            2000
                                                                                         (Unaudited)                    (Unaudited)
                                                                                        ------------     ---------      -----------
Current assets:
   Cash and cash equivalents                                                            $    6,571      $    4,994     $    8,452
   Accounts receivable, trade, net                                                         104,018         101,065        107,601
   Accounts receivable, co-pack activity and other                                          10,616          10,488          7,555
   Income taxes refundable                                                                       0           9,869              0
   Current deferred tax asset                                                               11,657          12,176         16,160
   Inventories                                                                             347,508         341,931        387,645
   Current investment in CoBank                                                              5,233           2,927          4,355
   Prepaid manufacturing expense                                                            13,431          26,364         12,933
   Prepaid expenses and other current assets                                                16,262          19,688         19,885
                                                                                        ----------      ----------     ----------
            Total current assets                                                           515,296         529,502        564,586
Investment in CoBank                                                                        10,757          16,203         15,750
Investment in joint venture                                                                  8,410           6,775          9,013
Property, plant, and equipment, net                                                        308,259         348,359        352,491
Assets held for sale, at net realizable value                                                  403             339            339
Goodwill and other intangible assets, net                                                  251,228         258,545        257,613
Other assets                                                                                25,144          27,543         28,225
                                                                                        ----------      ----------     ----------
            Total assets                                                                $1,119,497      $1,187,266     $1,228,017
                                                                                        ==========      ==========     ==========
                            LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION
Current liabilities:
   Notes payable - Agrilink Foods                                                       $   78,000      $    5,700     $   79,600
   Notes payable - AgriFrozen Foods                                                              0          44,100         46,000
   Current portion of obligations under capital leases                                         218             218            208
   Current portion of long-term debt                                                        15,596          16,583         16,580
   Accounts payable                                                                         80,951          91,672         48,838
   Income taxes payable                                                                        427               0          1,608
   Accrued interest                                                                         12,873          11,398         13,959
   Accrued employee compensation                                                             8,545          11,216         11,372
   Other accrued expenses                                                                   50,541          66,397         84,004
   Dividends payable                                                                            24              41             27
   Amounts due Class A members                                                              12,942          21,696         17,797
                                                                                        ----------      ----------     ----------
            Total current liabilities                                                      260,117         269,021        319,993
Obligations under capital leases                                                               520             520            568
Long-term debt                                                                             635,356         679,205        685,111
Deferred income tax liabilities                                                             32,262          36,825         23,072
Other non-current liabilities                                                               29,327          33,852         30,071
Non-controlling interest in AgriFrozen Foods                                                     0           8,000          8,000
                                                                                        ----------      ----------     ----------
            Total liabilities                                                              957,582       1,027,423      1,066,815
                                                                                        ----------      ----------     ----------
Commitments and contingencies
Class B cumulative redeemable preferred stock, liquidation
   preference $10 per share; authorized - 500,000 shares, issued and
     outstanding 23,664, 23,664, and 26,061 shares, respectively                               237            237             261
Class A common stock, par value $5; authorized - 5,000,000 shares
                                                   March 24,     June 24,      March 25,
                                                     2001          2000          2000
                                                   ---------    ---------     ----------
   Shares issued                                   2,259,174    2,132,981     2,136,820
   Shares subscribed                                 107,783      233,977       233,977
                                                   ---------    ---------     ---------
            Total subscribed and issued            2,366,957    2,366,958     2,370,797

   Less subscriptions receivable in installments    (107,783)    (233,977)     (233,977)
                                                   ---------    ---------     ---------
            Total issued and outstanding           2,259,174    2,132,981     2,136,820     11,296          10,665         10,684
                                                   =========    =========     =========
Class B common stock, par value $5; authorized -
   1,600,000 shares, issued and outstanding 723,229, 723,229, and
     723,229 shares, respectively                                                                0               0              0
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                   10,881          16,591         17,446
   Non-qualified allocation to members                                                           0             300            300
   Non-cumulative preferred stock, par value $25; authorized -
     5,000,000 shares, issued and outstanding 32,669,
       34,400, and 37,529 shares, respectively                                                 817             860            938
   Class A cumulative preferred stock, liquidation preference
     $25 per share; authorized - 10,000,000 shares, issued and
       outstanding 4,495,082, 4,249,007 and 4,245,878 shares, respectively                 112,377         106,225        106,147
   Special membership interests                                                                  0               0              0
   Earned surplus                                                                           27,010          25,490         26,189
   Accumulated other comprehensive income:
     Unrealized loss on hedging activity                                                      (178)              0              0
     Minimum pension liability adjustment                                                     (525)           (525)          (763)
                                                                                        ----------      ----------     ----------
            Total shareholders' and members' capitalization                                150,382         148,941        150,257
                                                                                        ----------      ----------     ----------
            Total liabilities and capitalization                                        $1,119,497      $1,187,266     $1,228,017
                                                                                        ==========      ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                                        Nine Months Ended
                                                                                                 March 24,               March 25,
                                                                                                   2001                    2000
                                                                                               -----------            ------------
Cash flows from operating activities:
     Net income                                                                                $     7,917            $    15,808
     Estimated cash payments due to Class A members                                                    (61)                (1,433)
     Adjustments to reconcile net income to net cash used in operating activities:
       Gain on sale of assets                                                                            0                 (2,293)
       Depreciation                                                                                 24,146                 24,364
       Amortization of goodwill and other intangible assets                                          7,414                  6,551
       Interest in-kind on subordinated promissory note                                              1,231                  1,174
       Amortization of debt issue costs and amendment costs and
         discount on subordinated promissory notes                                                   4,182                  3,579
       Equity in undistributed earnings of joint venture                                            (1,540)                (2,238)
       Equity in undistributed earnings of CoBank                                                      (96)                  (412)
       Change in assets and liabilities, net of effects of business dispostions
         Accounts receivable                                                                        (8,959)               (17,430)
         Inventories and prepaid manufacturing expense                                             (45,226)               (93,041)
         Income taxes refundable                                                                     6,252                 12,903
         Accounts payable and other accrued expenses                                               (25,193)               (36,381)
         Amounts due Class A members                                                                (8,754)                (2,248)
         Other assets and liabilities                                                               (1,176)                 8,201
                                                                                               -----------            -----------
Net cash used in operating activities                                                              (39,863)               (82,896)
                                                                                               -----------            -----------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                                     (20,981)               (22,152)
     Proceeds from disposals                                                                         5,068                 53,538
     Proceeds from investment in CoBank                                                              2,926                  2,403
                                                                                               -----------            -----------
Net cash (used in)/provided by investing activities                                                (12,987)                33,789
                                                                                               -----------            -----------

Cash flows from financing activities:
     Net proceeds from issuance of short-term debt                                                  74,400                 70,700
     Payments on long-term debt                                                                    (12,659)               (11,773)
     Cash paid for debt issuance costs                                                              (1,707)                (2,624)
     Cash portion of non-qualified conversion                                                          (83)                  (445)
     Issuance of common stock, net                                                                     631                    705
     Cash dividends paid                                                                            (6,155)                (5,544)
                                                                                               -----------            -----------
Net cash provided by financing activities                                                           54,427                 51,019
                                                                                               -----------            -----------
Net change in cash and cash equivalents                                                              1,577                  1,912
Cash and cash equivalents at beginning of period                                                     4,994                  6,540
                                                                                               -----------            -----------
Cash and cash equivalents at end of period                                                     $     6,571            $     8,452
                                                                                               ===========            ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Cooperative: Pro-Fac Cooperative, Inc. is an agricultural cooperative which processes and markets crops grown by its members through its wholly-owned subsidiary Agrilink Foods, Inc. ("Agrilink Foods"), and until February 15, 2001, through a former subsidiary, PF Acquisition II, Inc. in which it had a controlling interest. PF Acquisition II, Inc. conducted business under the name AgriFrozen Foods ("AgriFrozen"). See NOTE 3 to the "Notes to Consolidated Financial Statements." Unless the context otherwise requires, the terms "Cooperative" and "Pro-Fac" refer to Pro-Fac Cooperative, Inc. and its subsidiary.

Agrilink Foods has four primary product lines including: vegetables, fruits, snacks, and canned meals. AgriFrozen had vegetables as its one primary product line. The majority of each of the product lines' net sales are within the United States. In addition, all of the Cooperative's operating facilities, excluding one in Mexico, are within the United States.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the three months and nine months ended March 24, 2001 are not necessarily the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 24, 2000.

New Accounting Pronouncements: In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. SAB No.101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Cooperative is required to adopt SAB No. 101 during the fourth quarter of fiscal 2001. Management believes the adoption of this pronouncement will not have a material impact on the Cooperative's financial statements or results of operations.

In  July  2000,  the  Emerging  Issues  Task  Force  ("EITF")  of the  Financial
Accounting Standards Board ("FASB") reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." The consensus addresses the recognition, measurement, and income statement classification for sales incentives that a company offers to its customers. The Cooperative must adopt EITF Issue 00-14 in the fourth quarter of fiscal 2001. Accordingly coupon expense, now classified as selling, general and administrative expense, will be reclassified as a reduction of gross sales and all prior periods will also be reclassified to reflect this modification. The adoption of EITF Issue 00-14 is not expected to materially impact the Cooperative's financial statements. The Cooperative estimates that its coupon expense is approximately $6.5 to $7.5 million per year.

In July 2000, the EITF also reached a final consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF addresses the income statement classification for shipping and handling costs and revenues. Issue 00-10 will become effective during the fourth quarter of fiscal 2001. Accordingly, freight expense, currently classified as a reduction to gross sales, will be classified as component of cost of sales and all prior periods will be reclasssified to reflect this modification. The adoption of EITF Issue 00-10 is not expected to have a material affect on the Cooperative's financial statements and results of operations.

In January 2001, the EITF reached a consensus on Issue 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to Be Delivered in the Future" which address the recognition, measurement and income statement classification for certain sales incentives (e.g., volume purchase rebates and free or discounted goods). These guidelines became effective for the Cooperative during the third quarter of fiscal 2001 and had no impact on the Cooperative's financial position or results of operations.

Consolidation: The consolidated financial statements include the Cooperative and its subsidiary, Agrilink Foods, and until February 15, 2001, its former subsidiary, AgriFrozen. The financial statements are after elimination of inter-company transactions and balances. Investments in affiliates owned more than 20 percent but not in excess of 50 percent are recorded under the equity method of accounting.

Reclassification: Certain items for fiscal 2000 have been reclassified to conform with the current period presentation.

NOTE 2. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On June 25, 2000, Agrilink Foods adopted FASB Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Under the provisions of SFAS No. 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge.

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

Agrilink Foods has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated inter-company sales. During fiscal 2000, Agrilink Foods entered into cash flow hedges for the Mexican peso with maturity dates ranging from July 2000 to April 2001. Agrilink Foods also entered into additional cash flow hedges during fiscal 2001 for 132 million Mexican pesos with maturity dates through May 2002.

At March 24, 2001, the fair value of the open contracts was an after-tax gain of approximately $0.2 million recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. During the third quarter of fiscal 2001, approximately $0.1 was reclassified from other comprehensive income to cost of goods sold. For the nine months ending March 24, 2001, approximately $0.2 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

Commodity Prices: Agrilink Foods is exposed to commodity price risk related to forecasted purchases of soybean oil, an ingredient in the manufacture of salad dressings and mayonnaise. To mitigate this risk, Agrilink Foods designates soybean oil forward contracts as cash flow hedges of its forecasted soybean oil purchases. Agrilink Foods maintained soybean oil contracts that hedged approximately 70 percent of its planned soybean oil requirements during fiscal 2001. These contracts were either sold or expired during the fiscal year and an immaterial loss has been recorded in cost of goods sold.

Agrilink Foods is also exposed to commodity price risk related to forecasted purchases of flour in its manufacturing process. To mitigate this risk, Agrilink Foods designates a swap agreement as a cash flow hedge of its forecasted flour purchases. Agrilink Foods maintained flour contracts that hedged approximately 59 percent of its planned flour requirements during fiscal 2001. The contracts expired during fiscal 2001, and an immaterial loss was recorded in cost of goods sold.

Agrilink Foods is also exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, Agrilink Foods designates a swap agreement as a cash flow hedge of its forecasted corrugated purchases. At March 24, 2001, Agrilink Foods had an open swap hedging approximately 80 percent of its planned corrugated requirements. This agreement had no value at March 24, 2001. The termination date for the agreement is June 2001.

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

The first interest rate swap contract required payment of a fixed rate of interest (4.96 percent) and the receiving of a variable rate of interest (three-month LIBOR of 6.29 percent as of March 24, 2001) on $150 million notional amount of indebtedness. Agrilink Foods had a second interest rate swap contract to pay a fixed rate of interest (5.32 percent) and receive a variable rate of interest (three-month LIBOR of 6.29 percent as of March 24, 2001) on $100 million notional amount of indebtedness. Approximately 60 percent of the underlying debt is being hedged with these interest rate swaps.

Agrilink Foods designates these interest rate swap contracts as cash flow hedges. At March 24, 2001, the fair value of the contracts was an after-tax loss of $0.4 million, which is recorded in accumulated other comprehensive income in shareholder's equity. To the extent that any of these contracts are not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. However, the net gain or loss on the ineffective portion of these interest rate swap contracts was not material during the third quarter and the first nine months of fiscal 2001. Amounts deferred to other comprehensive income will be reclassified into interest expense over the life of the swap contracts. For the three-month and nine-month periods ended March 24, 2001, approximately $0.7 million and $2.9 million, respectively, have been reclassified from other comprehensive income to a reduction of interest expense. In addition, the value of the interest rate swap contracts decreased by $1.9 million during the three-month period ending March 24, 2001.

NOTE 3. CLOSINGS AND DISPOSITIONS

AgriFrozen Closings: On January 22, 2001, AgriFrozen Foods announced that it was closing its frozen vegetable business facilities in Woodburn, Oregon and Walla Walla and Grandview, Washington. AgriFrozen employed approximately 600 full time employees at its various locations. There were approximately 150 growers who historically supplied crops to AgriFrozen. The closings were due to the decision by AgriFrozen's board not to plant or process crops for the 2001 growing season. The combination of current industry trends showing a decline in private label and industrial frozen vegetable sales and pricing, and the highly competitive nature of the food business were the basis behind this action.

At the request of AgriFrozen's lenders, Agrilink Foods submitted a proposal to purchase the inventory of AgriFrozen. The acquisition of the AgriFrozen inventory was completed on February 16, 2001. Refer to NOTE 5, "Inventories" for additional detail of the purchase. There will be no further production at AgriFrozen facilities, however, repacking operations at the Woodburn facility are expected to continue through April 2001 and warehousing operations at the Woodburn and Walla Walla facilities are expected to continue through June, 2001. Additionally, certain administrative functions will continue through the transition period.

Effective February 15, 2001, Pro-Fac abandoned its ownership interest in AgriFrozen. Neither Pro-Fac nor Agrilink Foods guaranteed the debts of AgriFrozen or otherwise pledged any of their respective properties as security for AgriFrozen's indebtedness. All of AgriFrozen's indebtedness was expressly without recourse to Pro-Fac and Agrilink Foods. See further discussion at "Credit Agreement and Subordinated Note Agreement of AgriFrozen" at NOTE 6 to the "Notes to Consolidated Financial Statements".

Sale of Pickle Business: On June 23, 2000, Agrilink Foods sold its pickle business based in Tacoma Washington to Dean Pickle and Specialty Products Company. Agrilink Foods received proceeds of $10.3 million, $4.0 million of which was applied to the term loan facility and $6.3 million to the revolving credit facility. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. Agrilink Foods will continue to contract pack Nalley and Farman's pickle products for a period of two years, beginning on June 23, 2000, at the existing Tacoma processing plant which Agrilink Foods will operate.

In a related transaction, on July 21, 2000, Agrilink Foods sold the machinery and equipment utilized in the production of pickles and other related products to Dean Pickle and Specialty Products Company. No significant gain or loss was recognized on this transaction. Agrilink Foods received proceeds of $5.0 million which were applied to bank loans, $3.2 million of which was applied to the Agrilink Foods term loan facility and $1.8 million of which was applied to the Agrilink Foods revolving credit facility.

Sale of Midwest Private Label Canned Vegetable Business: On November 8, 1999, Agrilink Foods completed the sale of its private label canned vegetable business to Seneca Foods. Included in this transaction was the Arlington, Minnesota facility. Agrilink Foods received proceeds of approximately $42.4 million which were applied to borrowings outstanding under Agrilink Foods' revolving credit facility. In addition, Seneca Foods issued to Agrilink Foods a $5.0 million unsecured subordinated promissory note due February 8, 2009. This transaction did not include Agrilink Foods' retail branded canned vegetables, Veg-All and Freshlike. No significant gain or loss was recognized on this transaction.

On December 17, 1999, Agrilink Foods completed the sale of its Cambria, Wisconsin processing facility to Del Monte. The sale included an agreement for Del Monte to produce a portion of Agrilink Foods' product needs during the 2000 packing season. Agrilink Foods received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction.

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

Under the Pro-Fac Marketing Agreement, Agrilink Foods is required to have on its board of directors some persons who are neither members of nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac's board of directors. The volume and type of crops to be purchased by Agrilink Foods under the Pro-Fac Marketing Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors of Agrilink Foods. In addition, in any year in which Agrilink Foods has earnings on products, which were processed from crops supplied by Class A Pro-Fac members ("Pro-Fac Products"), Agrilink Foods pays to Class A members of Pro-Fac, as additional patronage income, up to 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings (before dividing with Pro-Fac) of Agrilink Foods. In years in which Agrilink Foods has losses on Class A Pro-Fac Products, Agrilink Foods reduces the CMV it would otherwise pay to Pro-Fac by up to 90 percent of such losses, but in no case by more than 50 percent of all pretax losses (before dividing with Pro-Fac) of Agrilink Foods. Additional patronage income is paid to Pro-Fac for services provided to Agrilink Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops and the sharing of risks in losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. Under the Pro-Fac Marketing Agreement, Pro-Fac is required to reinvest at least 70 percent of the additional patronage income in Agrilink Foods.

Amounts received by Class A members of Pro-Fac from Agrilink Foods for the nine months ended March 24, 2001 and March 25, 2000, include: commercial market value of crops delivered $67.1 million and $69.4 million, respectively; and additional proceeds from profit sharing provisions, $6.4 million and $11.3 million, respectively.

AgriFrozen: The contractual relationship between Pro-Fac and AgriFrozen is defined in a Marketing and Facilitation Agreement between Pro-Fac and AgriFrozen. Under the agreement, AgriFrozen purchased raw products from Pro-Fac and processed and marketed the finished products. AgriFrozen would pay Pro-Fac CMV for the crops supplied by Pro-Fac. In addition, in any year in which AgriFrozen has earnings AgriFrozen would distribute such earnings to Pro-Fac for distribution to Class B members of Pro-Fac. In the event AgriFrozen experiences any losses on products, AgriFrozen would deduct the losses from the total CMV payable. As a result of the closing of AgriFrozen facilities as discussed in
NOTE 3 to the "Notes to Consolidated Financial Statements," it is expected that the Marketing and Facilitation Agreement between Pro-Fac and AgriFrozen will be terminated at some point after June 30, 2001. It is not expected that there will be any further CMV payments or any additional earnings distributed to Class B members.

The board of directors of AgriFrozen resigned effective February 15, 2001.

Amounts received by Class B members of Pro-Fac from AgriFrozen for the nine months ended March 24, 2001 and March 25, 2000, for the commercial market value of crops delivered was $9.4 million and $13.9 million, respectively. CMV was reduced at June 24, 2000 by the $3.0 million loss incurred by AgriFrozen for the fiscal year then ended. As of March 24, 2001, the estimated loss, excluding gains and losses, is approximately $13.3 million. In accordance with the agreement, the loss at the fiscal year-end will reduce the CMV payable to members.

NOTE 5.       INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)
                                March 24,     June 24       March 25,
                                  2001         2000           2000
                              -----------   ----------     ----------
Finished goods                $  319,431    $  290,195     $ 343,614
Raw materials and supplies        28,077        51,736        44,031
                              ----------    ----------     ---------
     Total inventories        $  347,508    $  341,931     $ 387,645
                              ==========    ==========     =========

On February 16, 2001, Agrilink Foods completed the purchase of the frozen vegetable inventory of AgriFrozen. AgriFrozen's lender sold the inventory to Agrilink Foods pursuant to a private sale under the uniform commercial code after AgriFrozen voluntarily surrendered the inventory to the lender. The purchase price was $31.6 million of which $10.0 million was paid to the lender on April 1, 2001, and the remaining balance is payable on August 1, 2001. The $31.6 million is included in accounts payable. In addition, under a related agreement between Agrilink Foods and AgriFrozen, Agrilink Foods will fund certain operating costs and expenses of AgriFrozen, primarily in storing and converting the purchased inventory to finished goods, during a transition period ending on June 30, 2001. These expenses are estimated at $5.5 to $6.5 million. Funding is net of reimbursement by AgriFrozen of the proceeds from available receivables not pledged to the lender. To date, Agrilink Foods incurred fees of approximately $0.7 million related to this transaction which were expensed during the quarter.

NOTE 6. DEBT

Summary of Long-Term Debt:

(Dollars in Thousands)

                                                                    March 24,       June 24,      March 25,
                                                                       2001          2000           2000
                                                                   ----------     ----------     ----------

Term Loan Facility - Agrilink Foods                                $  417,000     $  428,300     $  435,000
Term Loan Facility - AgriFrozen                                             0         30,000         30,000
Senior Subordinated Notes                                             200,015        200,015        200,015
Subordinated Promissory Notes (net of discount) - Agrilink Foods       28,460         26,144         25,447
Subordinated Promissory Notes (net of discount) - AgriFrozen                0          4,493          4,364
Other                                                                   5,477          6,836          6,865
                                                                   ----------     ----------     ----------
     Total debt                                                       650,952        695,788        701,691
Less current portion                                                  (15,596)       (16,583)       (16,580)
                                                                   ----------     ----------     ----------
     Total long-term debt                                          $  635,356     $  679,205     $  685,111
                                                                   ==========     ==========     ==========

Amendments to Term Loan Facility: The Agrilink Foods' term loan facility contains customary covenants and restrictions on Agrilink Foods' ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) covenants require Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio, and a minimum level of consolidated net worth.

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

Agrilink Foods' Subordinated Promissory Note: As partial consideration for the Dean Foods Vegetable Company ("Dean Foods") acquisition, Agrilink Foods issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the rates on the Note are below market value, Agrilink Foods has imputed the appropriate discount utilizing an effective interest rate of 11-7/8 percent. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by Agrilink Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at Agrilink Foods' option without premium or penalty.

The Subordinated Promissory Note is expressly subordinate to its Senior Subordinated Notes and the credit facility and contains no financial covenants. The Subordinated Promissory Note is guaranteed by Pro-Fac.

On December 1, 2000, Dean Foods sold the Subordinated Promissory Note to Great Lakes Kraut Company, LLC, a joint venture between the Agrilink Foods and Flanagan Brothers, Inc. This sale did not affect the terms of the note.

Credit Agreement and Subordinated Note Agreement of AgriFrozen: With respect to AgriFrozen's Credit Facility, AgriFrozen is not in compliance with certain financial tests and ratios, and certain restrictions and limitations, which constitute defaults under the loan agreement. Accordingly, the lender has accelerated the payment of all obligations, and it will not extend further credit to AgriFrozen. AgriFrozen has, therefore, surrendered certain of its assets to the lender.

AgriFrozen's obligations are not guaranteed by Pro-Fac or Agrilink Foods and are expressly nonrecourse as to Pro-Fac and Agrilink Foods. In addition, neither Pro-Fac nor Agrilink Foods pledged any of their respective properties as security for AgriFrozen's indebtedness. As such, the current circumstances of AgriFrozen's debt and liquidity are not expected to have a material affect on the business of Pro-Fac or Agrilink Foods. In addition, on February 15, 2001, Pro-Fac abandoned its ownership interest in AgriFrozen and, accordingly, has eliminated all balances related to AgriFrozen, including debt effective that date. In conjunction with this action, Pro-Fac recognized a loss of $1,000 which represented its investment in AgriFrozen.

NOTE 7. OPERATING SEGMENTS

The Cooperative is organized by product line for management reporting with operating income being the primary measure of segment profitability. Accordingly, no items below operating earnings are allocated to segments. The Cooperative's four primary operating segments are as follows: vegetables, fruits, snacks, and canned meals.

The vegetable product line consists of canned and frozen vegetables, chili beans and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snacks category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, and Super Pop. The canned meal product line includes canned meat products such as chilies, stew, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Cooperative's other product line primarily represents salad dressings. Branded products within the "other" category include Bernstein's and Nalley.

The following table illustrates the Cooperative's operating segment information:

(Dollars in Millions)

                                                                         Three Months Ended                 Nine Months Ended
                                                                     March 24,        March 25,        March 24,        March 25,
                                                                       2001             2000             2001             2000
                                                                     ---------        ---------        ----------       ---------
Net Sales:
   Vegetables                                                        $  224.6         $   202.3        $  697.5         $   611.0
   Fruits                                                                20.4              19.8            91.1              88.7
   Snacks                                                                21.6              20.8            68.3              64.2
   Canned Meals                                                          16.1              14.9            49.6              49.9
   Other                                                                 11.2              13.1            34.9              41.0
                                                                     --------         ---------        --------         ---------
     Continuing segments                                                293.9             270.9           941.4             854.8
   Businesses sold or closed1                                             4.7              25.4            34.3             111.7
                                                                     --------         ---------        --------         ---------
       Total                                                         $  298.6         $   296.3        $  975.7         $   966.5
                                                                     ========         =========        ========         =========

Operating income:
   Vegetables2                                                       $   17.1         $    16.8        $   48.7         $    56.7
   Fruits                                                                 0.9               1.8            11.9              11.4
   Snacks                                                                 0.6               1.2             4.2               4.1
   Canned Meals                                                           1.2               1.6             5.9               6.1
   Other                                                                  0.4               0.9             1.6               2.4
                                                                     --------         ---------        --------         ---------
     Continuing segments                                                 20.2              22.3            72.3              80.7
   Businesses sold or closed1                                             0.8               1.8             5.3               4.1
                                                                     --------         ---------        --------         ---------
       Subtotal                                                          21.0              24.1            77.6              84.8
Gain on sale of assets                                                    0.0               0.0             0.0               2.3
                                                                     --------         ---------        --------         ---------
Total consolidated operating income                                      21.0              24.1            77.6              87.1
Interest expense                                                        (20.8)            (22.1)          (64.8)            (64.6)
                                                                     --------         ---------        --------         ---------
Income before taxes, dividends, and allocation of net proceeds       $    0.2         $     2.0        $   12.8         $    22.5
                                                                     ========         =========        ========         =========

1 Includes the private label canned vegetable and pickle businesses sold in fiscal 2000, and the results of AgriFrozen Foods closed in fiscal 2001. See NOTES 3, 4, and 5 to the "Notes to Consolidated Financial Statements."

2 The vegetable product line includes earnings derived from Agrilink Foods' investment in Great Lakes Kraut Company of $0.3 million and $0.5 million for the three months ended March 24, 2001 and March 25, 2000, respectively and $1.5 million and $2.2 million for the nine months ended March 24, 2001 and March 25, 2000, respectively.

NOTE 8. SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation wholly-owned subsidiaries of Agrilink Foods ("Subsidiary Guarantors"), and the Cooperative, have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of Agrilink Foods' 11-7/8 percent Senior Subordinated Notes due 2008 (the "Notes") and the Credit Facility. The covenants in the Notes and the Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to Agrilink Foods.

Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that such financial statements and other disclosures are not material. Accordingly, set forth below is certain summarized financial information derived from unaudited historical financial information for the Subsidiary Guarantors, on a combined basis.

(Dollars in Millions)

                                           Three Months Ended          Nine Months Ended
                                        March 24,     March 25,      March 24,     March 25,
                                          2001          2000           2001          2000
                                        ---------     --------      --------    ------------
Summarized Statement of Operations:
   Net sales                            $  18.3        $  17.3       $  59.7    $   56.5
   Gross profit                         $  14.2        $  13.7       $  47.5    $   45.5
   Income from continuing operations    $  15.7        $  14.2       $  51.2    $   45.9
   Net income                           $  10.2        $   9.2       $  33.3    $   29.8

Summarized Balance Sheet:
   Current assets                       $   3.3        $   2.9
   Non-current assets                   $ 207.2        $ 212.7
   Current liabilities                  $   8.6        $   6.3

NOTE 9. OTHER MATTERS

Restructuring: During the third quarter of fiscal 1999, Agrilink Foods began implementation of a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the work force. Reductions in personnel included operational and administrative positions and have improved annual earnings by approximately $8.0 million. As of March 24, 2001, the restructuring charge was fully liquidated.

Dividends: Subsequent to its quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $1.9 million and were paid on April 30, 2001.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Cooperative makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission in its rules, regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 13 to 18) and other statements made in this Form 10-Q and in other filings with the SEC.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations, Accumulated Earnings and Comprehensive Income in the first nine months of fiscal 2001 versus fiscal 2000.

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

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable product line include Birds Eye, Birds Eye Voila!, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, and Super Pop. The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Cooperative's other product line primarily represents salad dressings. Brand products within the "other" category include Bernstein's and Nalley.

The following tables illustrate the results of operations by product line for the three- and nine-month periods ended March 24, 2001 and March 25, 2000.

EBITDA1, 2
(Dollars in Millions)
                                        Three Months Ended                               Nine Months Ended
                                  March 24,             March 25,                March 24,               March 25,
                                    2001                  2000                     2001                     2000
                             -------------------    --------------------    -------------------     ------------------
                                         % of                    % of                    % of                     % of
                                $        Total          $        Total          $        Total          $         Total
                             ------      -----      -------      -----      -------      -----       -------      -----

Vegetables                   $ 24.7       78.8%     $  23.7        69.9%    $  71.3        65.3%     $  77.3      66.8%
Fruits                          1.7        5.4          2.3         6.8        13.9        12.7         12.7      11.0
Snacks                          1.5        4.8          2.0         5.9         7.1         6.5          6.5       5.6
Canned Meals                    1.5        4.8          2.1         6.2         7.0         6.4          7.5       6.4
Other                           1.0        3.2          1.4         4.1         3.4         3.1          3.8       3.3
                             ------      -----      -------       -----     -------       -----      -------     -----
     Continuing segments       30.4       97.0         31.5        92.9       102.7        94.0        107.8      93.1
Businesses sold or closed3      1.0        3.0          2.4         7.1         6.5         6.0          8.0       6.9
                             ------      -----      -------       -----     -------       -----      -------     -----
     Total                   $ 31.4      100.0%     $  33.9       100.0%    $ 109.2       100.0%     $ 115.8     100.0%
                            =======      =====      =======       =====     =======       =====      =======     =====

1 Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is defined as the sum of pretax income before dividends, allocation of net proceeds, interest expense, depreciation and amortization of goodwill and other intangibles.

     EBITDA should not be considered as an alternative to net income or cash flows from operations or any other accounting principle generally accepted in the United States of America as a measure of performance or liquidity.

     EBITDA is included herein because the Cooperative believes EBITDA is a financial indicator of a company's ability to service debt. EBITDA as calculated by the Cooperative may not be comparable to calculations as presented by other companies.

2 Excludes gain on sale of assets in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

3 Represents the operating results of the private label canned vegetable business and pickle business sold in fiscal 2000 and AgriFrozen Foods closed in fiscal 2001. See NOTES 3, 4, and 5 to the "Notes to Consolidated Financial Statements."

Net Sales
(Dollars in Millions)

                                           Three Months Ended                               Nine Months Ended
                                     March 24,             March 25,                March 24,                March 25,
                                       2001                  2000                     2001                     2000
                               ------------------     ------------------        -------------------    ------------------
                                             % of                   % of                    % of                     % of
                                 $          Total         $         Total         $         Total          $         Total
                              -------       -----     --------      -----      -------      -----      --------      -----

Vegetables                    $ 224.6       75.2%     $  202.3       68.3%     $ 697.5        71.5%    $  611.0      63.2%
Fruits                           20.4        6.8          19.8        6.7         91.1         9.3         88.7       9.2
Snacks                           21.6        7.2          20.8        7.0         68.3         7.0         64.2       6.6
Canned Meals                     16.1        5.4          14.9        5.0         49.6         5.1         49.9       5.2
Other                            11.2        3.8          13.1        4.4         34.9         3.6         41.0       4.2
                              -------      -----      --------      -----      -------       -----     --------     -----
     Continuing segments        293.9       98.4         270.9       91.4        941.4        96.5        854.8      88.4
Businesses sold or closed1        4.7        1.6          25.4        8.6         34.3         3.5        111.7      11.6
                              -------      -----      --------      -----      -------       -----     --------     -----
     Total                    $ 298.6      100.0%     $  296.3      100.0%     $ 975.7       100.0%    $  966.5     100.0%
                              =======      =====      ========      =====      =======       =====     ========     =====

1 Includes net sales of the private label canned vegetable business and pickle business sold in fiscal 2000 and the results of AgriFrozen Foods closed in fiscal 2001. See NOTES 3, 4, and 5 to the "Notes to Consolidated Financial Statements."

Operating Income1
(Dollars in Millions)
                                           Three Months Ended                               Nine Months Ended
                                     March 24,             March 25,                March 24,                March 25,
                                       2001                  2000                     2001                     2000
                               ------------------     ------------------        -------------------    ------------------
                                             % of                   % of                      % of                   % of
                                 $          Total         $         Total         $           Total        $         Total
                              -------       -----     --------      -----      -------        -----    --------      -----

Vegetables                    $  17.1       81.4%      $  16.8       69.7%     $  48.7        62.8%    $  56.7       66.9%
Fruits                            0.9        4.3           1.8        7.5         11.9        15.3        11.4       13.4
Snacks                            0.6        2.9           1.2        5.0          4.2         5.4         4.1        4.8
Canned Meals                      1.2        5.7           1.6        6.6          5.9         7.6         6.1        7.1
Other                             0.4        1.9           0.9        3.7          1.6         2.1         2.4        2.9
                              -------      -----      --------      -----      -------       -----     --------     -----
     Continuing segments         20.2       96.2          22.3       92.5         72.3        93.2        80.7       95.1
Businesses sold or closed2        0.8        3.8           1.8        7.5          5.3         6.8         4.1        4.9
                              -------      -----      --------      -----      -------       -----     --------     -----
     Total                    $  21.0      100.0%      $  24.1      100.0%     $  77.6       100.0%    $  84.8      100.0%
                              =======      =====      ========      =====      =======       =====     ========     =====

1 Excludes the gain on sale of assets in fiscal 2000. See NOTE 3 to the "Notes to Consolidated Financial Statements."

2 Represents the operating results of the private label canned vegetable business and pickle business sold in fiscal 2000 and the results of AgriFrozen Foods closed in fiscal 2001. See NOTES 3, 4, and 5 to the "Notes to Consolidated Financial Statements."

       CHANGES FROM THIRD QUARTER FISCAL 2001 TO THIRD QUARTER FISCAL 2000

Net income for the third quarter of fiscal 2000 was $0.9 million as compared to a $0.5 million loss in the third quarter of fiscal 2001. Net sales from continuing segments, however, showed an increase of $23.0 million, or 8.5 percent. Approximately $18.5 million of the net sales improvement was attributable to an increase in frozen vegetable sales, and an additional $4.7 million was associated with a co-pack agreement for pickles in the Northwest. Increases in manufacturing costs associated with significantly higher utility and freight costs throughout the nation as well as lower than anticipated crop intake in the eastern part of the country, contributing to less than optimal plant efficiencies, continued to negatively impact earnings. Agrilink Foods' goal of reducing inventories has provided some offset as expenses related to warehousing have been reduced by approximately $2.0 million during the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000. In addition, management has continued efforts to reduce administrative and general expenses during the third quarter by reducing marketing spending and various employee incentive programs.

In reviewing the quarter, management also utilizes an evaluation of EBITDA from continuing segments, as presented on page 13, as a measure of performance. Excluding businesses sold, EBITDA from continuing segments decreased $1.1 million, or 3.5 percent, to $30.4 million in the third quarter of the current fiscal year from $31.5 million in the third quarter of the prior fiscal year. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

Vegetable sales increased $22.3 million or 11.0 percent. Significant contributors to this level of growth include net sales from Birds Eye frozen vegetables which increased $6.6 million or 10.9 percent. For the 12 weeks ended March 4, 2001, the total frozen vegetable category unit sales versus a year ago, as reported by Information Resources Inc., decreased by 3.1 percent, while the Birds Eye brand unit volume sales for the same timeframe decreased by only 0.3 percent, and the category leader decreased by 12.1 percent. During the same timeframe, the Birds Eye brand unit share increased by 0.5 percentage points, while the category leader decreased by 1.8 percentage points. In addition, Agrilink Foods experienced net sales growth in its private label and food service business of $15.1 million during the quarter, approximately $9.8 million of which was associated with the inventory purchased from AgriFrozen Foods, a former subsidiary of Pro-Fac. While these channels provide growth in net sales, the margin for these products is typically lower than that received for branded products. Additionally, Agrilink Foods' co-pack agreement for pickles in the Northwest accounted for $4.7 million of the increase in net sales. Co-pack agreements typically yield lower margins than Agrilink Foods' other product lines but do provide for greater utilization of manufacturing facilities. Agrilink Foods also experienced a decline in Voila! sales of approximately $3.6 million due to the timing of various competitive promotional programs.

Along with the increase in net sales, vegetables experienced an increase in EBITDA of $1.0 million, or 4.2 percent, primarily driven from the improvement in net sales of branded frozen vegetables. While the branded frozen vegetable business continues to show improvements, EBITDA was negatively impacted by the increase in manufacturing, freight and utility costs as discussed above.

Net sales for the fruit product line increased $0.6 million, or 3.0 percent, while EBITDA decreased $0.6 million. The modest increase in net sales was primarily attributable to improvements in private label pie filling and toppings, applesauce, and frozen fruit sales. Again, while Agrilink Foods showed improvement in net sales, the EBITDA for this category declined impacted by product mix and higher manufacturing costs.

Net sales for the snack product line increased $0.8 million, or 3.8 percent, primarily due to increased volume within the potato chip category. However, this growth in net sales was offset by significantly higher utility costs incurred at Agrilink Foods' snack operations and, therefore, resulted in reduced margins. In addition, competitive pressures within the popcorn product line continue to negatively impact earnings.

Net sales for canned meals increased $1.2 million, or 8.1 percent due to increases in unit sales of branded prepared chili. However, EBITDA decreased $0.6 million from $2.1 million to $1.5 million due to increases in costs and the timing of various promotional programs.

The other product line, primarily represented by salad dressings, experienced a decrease in net sales of $1.9 million, or 14.5 percent, due primarily to a decline in unit volume associated with the loss of a private label customer. EBITDA decreased $0.4 million as a result of the above sales decline.

Operating Income: Operating income from continuing segments decreased from $22.3 million in the third quarter of fiscal 2000 to $20.2 million in the third quarter of fiscal 2001. This represents a decrease of $2.1 million or 9.4 percent. Significant variances are highlighted above in the discussion of EBITDA and net sales from continuing segments.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $7.1 million, or 10.5 percent, as compared with the third quarter of the prior fiscal year. The increase is primarily attributable to increases in promotional spending as a result of net sales increases in the branded vegetable category. However, marketing expenses were reduced during the quarter to offset cost increases incurred at Agrilink Foods' manufacturing operations. Also, in the third quarter of fiscal 2000, Agrilink Foods reduced its accrual associated with various employee incentive programs due to overall performance.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. Earnings from the joint venture decreased $0.2 million as compared to the prior year. This decline is attributable to a decrease in net sales due to competitive pressures and an increase in freight costs due to higher fuel prices.

Interest Expense: Interest expense decreased $1.3 million during the quarter caused primarily by the elimination of activity associated with AgriFrozen. On February 15, 2001, Pro-Fac abandoned its equity interest in AgriFrozen which resulted in the consolidated financial statements reflecting one month's interest expense in the current year and three months in the prior fiscal year. The $0.1 million increase associated with Agrilink Foods is the result of an increase in the weighted average interest rate of 18 basis points primarily resulting from both amendments to Agrilink Foods' credit facility during September 2000 and general interest rate increases on unhedged net borrowings, offset by lower average outstanding balances during the quarter of approximately $17.7 million.

Tax Provision: The provision for income taxes decreased approximately $0.4 million from the prior year as a result of the change in earnings before tax. The Cooperative's effective tax rate is also impacted by the net proceeds distributed to members and the non-deductibility of certain amounts of goodwill.


   CHANGES FROM FIRST NINE MONTHS FISCAL 2001 TO FIRST NINE MONTHS FISCAL 2000

Excluding the gain on sale of assets, net income for the first nine months of fiscal 2001 decreased $6.6 million from fiscal 2000. However, net sales from continuing segments showed an increase of $86.6 million, or 10.1 percent. Approximately $49.6 million of the net sales improvement was attributable to an increase in frozen vegetable sales, and an additional $38.0 million was associated with various co-pack agreements. While the Cooperative continues to benefit from this significant improvement in net sales, it has also experienced a significant increase in its manufacturing costs. Increased manufacturing costs are primarily associated with significantly higher freight and utility costs throughout the nation and lower than anticipated crop intake in the eastern part of the country. To mitigate the increase in manufacturing costs, management has focused efforts on inventory reduction to reduce warehousing costs, and management has taken steps to monitor and control administrative and general expenses. These actions have primarily focused on reductions in certain marketing programs and various employee incentive programs. Management will continue to focus its efforts on cost savings initiatives to reduce its overall spending.

In reviewing the first nine months of its fiscal year, management also utilizes an evaluation of EBITDA from continuing segments, as presented on page 13 as a measure of performance. Excluding businesses sold, EBITDA from continuing segments decreased $5.1 million, or 4.7 percent, to $102.7 million in the first nine months of the current fiscal year from $107.8 million in the first nine months of the prior fiscal year. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

Vegetable sales increased $86.5 million or 14.2 percent. This growth is primarily attributable to a $4.9 million increase in net sales from Voila! and a $17.2 million increase in net sales from Birds Eye frozen vegetables. For the 36-week period ending March 4, 2001, the total frozen vegetable category retail unit sales, as reported by Information Resources, Inc., were down slightly, 2.6 percent, while the Birds Eye brand retail unit sales for the same time period increased 1.0 percent. The category leader's retail unit sales decreased 9.6 percent during the same 36-week period. In addition, volume improvements in private label and food service frozen vegetables accounted for $22.0 million of the increase. As highlighted in the quarter, $9.8 million of the increase in private label and food service frozen vegetable sales was associated with the inventory purchased from AgriFrozen Foods. Further, various co-pack agreements for canned vegetables in the Midwest and for pickles in the Northwest in total accounted for an additional $38.0 million of the net sales increase. While these co-pack agreements typically yield lower margins than Agrilink Foods' other product lines, they do provide for greater utilization of manufacturing facilities. Although vegetables experienced an increase in net sales, EBITDA decreased $6.0 million. The reduction in EBITDA was impacted by both increased manufacturing costs and competitive pressures.

Net sales for the fruit product line increased $2.4 million, or 2.7 percent, while EBITDA increased $1.2 million, or 9.4 percent. The net sales improvement was led by increases in private label pie fillings and toppings and private label and co-pack frozen fruits. The improvement in EBITDA is attributable to the increase in sales and improved pricing.

Net sales for the snack product line increased $4.1 million, or 6.4 percent, primarily due to increased volume within the potato chip category. Accordingly, EBITDA also showed improvements of $0.6 million, or 9.2 percent. In addition, EBITDA in the prior year was negatively impacted by residual strike related costs at the Snyder of Berlin facility in its first quarter of fiscal 2000. This matter was settled in July 2000, and management believes its current relationship with these employees is good.

Net sales for canned meals decreased $0.3 million, or 0.6 percent, while EBITDA decreased $0.5 million, or 6.7 percent. EBITDA decreased as a result of product mix changes, increased costs, and timing of various promotional programs.

The other product line net sales, primarily represented by salad dressings, decreased $6.1 million, or 14.9 percent, while EBITDA decreased $0.4 million, or
10.5 percent. The net sales and EBITDA decline is due to a decline in unit volume associated with a loss of a private label customer. In addition, Agrilink Foods benefited from reductions in product costs, primarily in the cost of oils.

Operating Income: Operating income from continuing segments decreased from $80.7 million in the first nine months of fiscal 2000 to $72.3 million in the first nine months of fiscal 2001. This represents a decrease of $8.4 million or 10.4 percent. Significant variances are highlighted above in the discussion of EBITDA and net sales from continuing segments.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have decreased $1.2 million, or 0.5 percent, as compared with the first nine months of the prior fiscal year. The decrease is attributable to reductions in the accrual related to Agrilink Foods' employee incentive program as well as reductions in marketing costs and restructuring efforts at AgriFrozen through February 15, 2001. These decreases were offset by increases in promotional spending attributable to increases in net sales within the branded vegetable category.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. Earnings from the joint venture decreased $0.7 million as compared to the same period of the prior fiscal year. This decline is attributable to a decrease in net sales due to competitive pressures and an increase in freight costs due to higher fuel prices.

Gain on Sale of Assets: On December 17, 1999, Agrilink Foods sold its Cambria, Wisconsin facility to Del Monte and received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction.

Interest Expense: Interest expense increased $0.2 million compared to the prior year. The $0.6 million increase associated with Agrilink Foods is the result of an increase in the weighted average interest rate of 45 basis points primarily resulting from both amendments to Agrilink Foods' credit facility during September 2000 and general interest rate increases on unhedged net borrowings, offset by lower average outstanding balances during the nine months ending March 24, 2001 of approximately $35.7 million. Agrilink Foods' decrease in average outstanding balances is primarily attributable to required repayments and mandatory prepayments of short-term debt related to the sale of the private label canned vegetable and pickle businesses. Agrilink Foods' increase in interest expense was offset by a decrease in AgriFrozen's interest expense primarily due to the elimination of activity associated with AgriFrozen.

Tax Provision: The provision for taxes decreased approximately $1.9 million from the prior year as a result of the change in earnings before tax. The Cooperative's effective tax rate is also impacted by the net proceeds distributed to members and the non-deductibility of certain amounts of goodwill.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the unaudited "Consolidated Statement of Cash Flows" for the nine months ended March 24, 2001, as compared to the nine months ended March 25, 2000.

Net cash used in operating activities decreased $43.0 million over the nine months of the prior fiscal year. The decrease primarily results from a $47.8 million decrease in inventories (including prepaid manufacturing expenses) due to the sale of the private label canned vegetable and pickle businesses, management efforts to reduce outstanding inventory levels, and reductions caused by agricultural conditions in the eastern United States which limited Agrilink Foods' crop intake. Offsetting the benefits of the inventory reductions was an increase in cash used to liquidate accounts payable and other accruals. The purchase of inventory from AgriFrozen Foods has had no significant impact on operating cash flow for the quarter as the increase in inventories was offset by a corresponding increase in accounts payable. The purchase price of the AgriFrozen Foods inventory was $31.6 million, of which $10.0 million was paid on April 1, 2001, and the remaining balance is due on August 1, 2001. See NOTE 5 to the "Notes to Consolidated Financial Statements.

Net cash used in investing activities in the first nine months of fiscal 2001 increased $46.8 million from the first nine months of fiscal 2000. The change was primarily a result of a reduction in proceeds received from asset sales of $48.4 million (see NOTE 3 to the "Notes to Consolidated Financial Statements") offset by a reduction in equipment purchases of $1.2 million. The purchase of property, plant, and equipment was for general operating purposes.

Net cash provided by financing activities increased $3.4 million. However, fiscal 2000 included mandatory prepayments of short-term debt related to the sale of Agrilink Foods' private label canned vegetable business ($42.4 million) and Cambria, Wisconsin facility ($4.5 million). See NOTE 3 to the "Notes to Consolidated Financial Statements." Thus, excluding the impact of these prepayments, proceeds from short-term debt borrowings decreased $43.5 million which was caused by the elimination of inventory and other operating activities associated with those businesses sold or closed.

AGRILINK FOODS DEBT

Borrowings: Under Agrilink Foods' Revolving Credit Facility, Agrilink Foods is able to borrow up to $200 million for seasonal working capital purposes. The Revolving Credit Facility may also be utilized in the form of letters of credit.

As of March 24, 2001, (i) cash borrowings outstanding under the Revolving Credit Facility were $78.0 million, (ii) there were $13.2 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $108.8 million. Agrilink Foods believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

Certain financing arrangements require that Pro-Fac and Agrilink Foods meet certain financial tests and ratios and comply with certain restrictions and limitations. During the first quarter of fiscal 2001, Agrilink Foods negotiated an amendment to the covenants outlined under its credit facility. See NOTE 6 of the "Consolidated Financial Statements" for further details. As of March 24, 2001, Pro-Fac and Agrilink Foods are in compliance with all such covenants, restrictions, and limitations under the terms of the credit facility as amended.

AGRIFROZEN DEBT

Credit Agreement and Subordinated Note Agreement of AgriFrozen: With respect to AgriFrozen's Credit Facility, AgriFrozen is not in compliance with certain financial tests and ratios, and certain restrictions and limitations, which constitute defaults under the loan agreement. Accordingly, the lender has accelerated the payment of all obligations, and it will not extend further credit to AgriFrozen. AgriFrozen has, therefore, surrendered certain assets to the lender.

AgriFrozen's obligations are not guaranteed by Pro-Fac or Agrilink Foods and are expressly nonrecourse as to Pro-Fac and Agrilink Foods. In addition, neither Pro-Fac nor Agrilink Foods pledged any of their respective properties as security for AgriFrozen's indebtedness. As such, the current circumstances of AgriFrozen's debt and liquidity are not expected to have a material affect on the business of Pro-Fac or Agrilink Foods. In addition, on February 15, 2001, Pro-Fac abandoned its ownership interest in AgriFrozen and has eliminated all balances related to AgriFrozen, including debt, from the balance sheet at March 24, 2001.

                          NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. SAB No.101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Cooperative is required to adopt SAB No. 101 during the fourth quarter of fiscal 2001. Management believes the addition of this pronouncement will not have a material impact on the Cooperative's financial statements or results of operations.

In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." The consensus addresses the recognition, measurement, and income statement classification for sales incentives that a company offers to its customers. The Cooperative must adopt EITF Issue 00-14 in the fourth quarter of fiscal 2001. Accordingly coupon expense, now classified as selling, general and administrative expense, will be reclassified as a reduction of gross sales and all prior periods will also be reclassified to reflect this modification. The adoption of EITF Issue 00-14 is not expected to materially impact the Cooperative's financial statements. The Cooperative estimates that its coupon expense is approximately $6.5 to $7.5 million per year.

In July 2000, the EITF also reached a final consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF addresses the income statement classification for shipping and handling costs and revenues. Issue 00-10 will become effective during the fourth quarter of fiscal 2001. Accordingly, freight expense, currently classified as a reduction to gross sales, will be classified as component of cost of sales and all prior periods will be reclasssified to reflect this modification. The adoption of EITF Issue 00-10 is not expected to have a material affect on the Cooperative's financial statements and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

Agrilink Foods has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated inter-company sales. At March 24, 2001, Agrilink Foods had cash flow hedges for the Mexican peso with maturity dates ranging from March 2001 to February 2002. The fair value of these open contracts was an after-tax gain of approximately $0.2 million recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. During the third quarter of fiscal 2001, approximately $0.1 million was reclassified from other comprehensive income to cost of goods sold. For the first nine months of fiscal 2001, approximately $0.2 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                               Foreign Currency
                                                   Forward
                                               ----------------
Contract amounts                               140 Million Pesos
Weighted average settlement exchange rate          10.1850%


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

Agrilink Foods is also exposed to commodity price risk related to forecasted purchases of flour in its manufacturing process. To mitigate this risk, Agrilink Foods designates a swap agreement as a cash flow hedge of its forecasted flour purchases. Agrilink Foods maintained flour contracts that hedged approximately 59 percent of its planned flour requirements during fiscal 2001. The contracts expired during fiscal 2001, and an immaterial loss was recorded in cost of goods sold.

Agrilink Foods is also exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, Agrilink Foods designates a swap agreement as a cash flow hedge of its forecasted corrugated purchases. At March 24, 2001, Agrilink Foods had an open swap hedging approximately 80 percent of its planned corrugated requirements. The agreement had no fair value at March 24, 2001. The termination date for the agreement is June 2001.

                                      Swap
                                   Corrugated
                             (Unbleached Kraftliner)
                             ----------------------
Notional amount                 30,000 short tons
Average paid rate                $475/short ton
Average receive rate      Floating rate/short ton - $460
Maturities through                  June 2001

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

The first interest rate swap contract required payment of a fixed rate of interest (4.96 percent) and the receiving of a variable rate of interest (three-month LIBOR of 6.29 percent as of March 24, 2001) on $150 million notional amount of indebtedness. Agrilink

Foods had a second interest rate swap contract to pay a fixed rate of interest (5.32 percent) and receive a variable rate of interest (three-month LIBOR of 6.29 percent as of March 24, 2001) on $100 million notional amount of indebtedness. Approximately 60 percent of the underlying debt is being hedged with these interest rate swaps.

Agrilink Foods designates these interest rate swap contracts as cash flow hedges. At March 24, 2001, the fair value of the contracts was an after-tax loss of $0.4 million, recorded in accumulated other comprehensive income in shareholders' equity.

To the extent that any of these contracts are not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. However, the net gain or loss on the ineffective portion of these interest rate swap contracts was not material during the third quarter and first nine months of fiscal 2001. Amounts deferred to other comprehensive income will be reclassified into interest expense over the life of the swap contracts.

For the three-month and nine-month periods ending March 24, 2001, approximately $0.7 million and $2.9 million, respectively, have been reclassified from other comprehensive income to a reduction in interest expense interest expense. In addition, the fair value of the interest rate swap contracts decreased approximately $1.9 million during the three-month period ending March 24, 2001.

The following is a summary of Agrilink Foods' interest rate swap agreements:

                                                  March 24, 2001
                                                  --------------
Interest Rate Swap:
Variable to Fixed - notional amount                $250 million
Average pay rate                                   4.96 - 5.32%
Average receive rate                           Floating rate - 6.29%
Maturities through                                 October 2001

In a declining interest rate market, the benefits of the hedge position are minimized, however, Agrilink Foods will monitor market conditions to adjust its position as it considers necessary.

OTHER MATTERS

Restructuring: During the third quarter of fiscal 1999, Agrilink Foods began implementation of a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts have focused on the consolidation of operating functions and the elimination of approximately five percent of the workforce. Reductions in personnel included operational and administrative positions and have improved annual earnings by approximately $8.0 million. As of March 24, 2001, the restructuring charge was fully liquidated.

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

                           PART II. OTHER INFORMATION

ITEM 2 CHANGES IN SECURITIES

During January 2001, the Cooperative issued shares of its Class A Cumulative Preferred Stock in exchange for shares of its Non-Cumulative Preferred Stock, on a share-for-share basis. Such exchange is exempt from registration under Section 3(a)(9) of the Securities Act of 1933. The date and amount of the exchange is set forth below:

          Date                  Number of Shares           Value of Shares
    ----------------            ----------------           ---------------
    January 14, 2001                 1,731                     $43,275


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The regional membership meetings for the members of Pro-Fac were held as follows:

                          Date        Region/District        City/State
                   -----------------  ---------------  -----------------------

                   February 26, 2001        I/3        Johnstown, Pennsylvania
                   January 25, 2001      I/1 and I/2   Rochester, New York
                   February 20, 2001       II/2        Havana, Illinois
                   February 21, 2001       II/2        Ridgway, Illinois
                   February 22, 2001        III        Columbus, Nebraska
                   February 7, 2001         IV         Mt. Vernon, Washington
                   February 6, 2001         IV         Wilsonville, Oregon
                   February 9, 2001          V         Cordele, Georgia
                   February 27, 2001       II/1        Holland, Michigan

          (b) Tom Croner, Dale Burmeister and Kenneth Dahlstedt were elected directors for a three-year term as a result of the elections at the regional meetings held in January and February 2001. The following is a list of the remaining directors whose terms of office continued after the regional meetings.

                         Name                 Term Expires
                   ------------------         ------------

                   Glen Lee Chase                 2002
                   Bruce Fox                      2002
                   Kenneth Mattingly              2002
                   Paul Roe                       2002
                   Peter Call                     2003
                   Robert DeBadts                 2003
                   Steven D. Koinzan              2003
                   Allan Overhiser                2003
                   Darell D. Sarff                2003


          Following are the voting results from the regional meetings:

                                          Votes Cast For   Votes Cast Against
                                          --------------   ------------------

                   Tom Corner                  17                 0
                   Dale Burmeister             75                 0
                   Kenneth Dahlstedt           28                 0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

               Exhibit Number                                  Description
               --------------                           ----------------------------

                   10.29         Service agreement by and between Agrilink Foods, Inc. and PF Acquisition II, Inc.

                   10.30         Bill of sale by and between  Agrilink Foods,  Inc. and CoBank,  ACB for the purchase of
                                 PF Acquisition II inventory.

        (b) Reports on Form 8-K:

            The Cooperative filed two Form 8-Ks during the third quarter of fiscal 2001.

|X| On January 23, 2001, the Cooperative filed a Form 8-K regarding the announcement by AgriFrozen Foods ("AgriFrozen") of the closing of its frozen vegetable business. As part of that announcement, and at the request of AgriFrozen's lender, Agrilink Foods submitted a proposal to purchase the remaining inventory of AgriFrozen.

|X| On February 16, 2001, the Cooperative filed a Form 8-K to announce the completion of the purchase of AgriFrozen's inventory by Agrilink Foods and related repacking and inventory storage agreements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PRO-FAC COOPERATIVE, INC.



Date:  May 4, 2001                    BY:  /s/    Earl L. Powers
       -----------                         --------------------------------
                                                  EARL L. POWERS
                                                    TREASURER
                                          (Principal Financial Officer and
                                            Principal Accounting Officer)


                                  Exhibit Index

Exhibit Number                                      Description                                            Page

   10.29    Service Agreement By and Between Agrilink Foods, Inc. and PF Acquisition II.                    25

   10.30    Bill of Sale By and Between Agrilink Foods, Inc. and CoBank, ACB for the Purchase of
            PF Acquisition II Inventory.                                                                    38
