Form 10-K
period 2001-06-30
PRO FAC COOPERATIVE INC
filed 2001-09-10
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-K

(Mark One)
            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     For the Fiscal Year Ended June 30, 2001

            [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the Transition Period from          to
                                                       -----      -----
                                File No. 0-20539
                            PRO-FAC COOPERATIVE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         New York                                        16-6036816
(State or other jurisdiction of                         (IRS Employer
incorporation or organization                        Identification Number)

        90 Linden Oaks, PO Box 682, Rochester, NY        14603
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

                       YES       X       NO
                              -------          -------

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 Aggregate market value of voting stock held by non-affiliates of the registrant as of September 1, 2001

                        Class A Common Stock: $10,002,370
               (Based upon par value of shares since there is no
                    market for the Registrant's common stock)

            Number of common shares outstanding at September 1, 2001:

                         Class A Common Stock: 2,000,474

                   FORM 10-K ANNUAL REPORT - Fiscal Year 2001
                            PRO-FAC COOPERATIVE, INC.
                                TABLE OF CONTENTS

                                     PART I
                                                                                                                PAGE
ITEM  1.    Description of Business
                Cautionary Statement on Forward-Looking Statements..........................................      3
                General Development of Business.............................................................      3
                Narrative Description of Business...........................................................      5
                Financial Information About Industry Segments...............................................      7
                Packaging and Distribution..................................................................      7
                Trademarks..................................................................................      7
                Raw Material Sources........................................................................      8
                Environmental Matters.......................................................................      8
                Seasonality of Business.....................................................................      9
                Practices Concerning Working Capital........................................................      9
                Significant Customers.......................................................................      9
                Backlog of Orders...........................................................................      9
                Business Subject to Government Contracts....................................................      9
                Competitive Conditions......................................................................      9
                Market and Industry Data....................................................................     10
                New Products and Research and Development...................................................     10
                Employees...................................................................................     10
ITEM  2.    Description of Properties.......................................................................     10
ITEM  3.    Legal Proceedings...............................................................................     12
ITEM  4.    Submission of Matters to a Vote of Security Holders.............................................     12

                                     PART II

ITEM  5.    Market for Registrant's Common Stock and Related Security Holder Matters........................     13
ITEM  6.    Selected Financial Data.........................................................................     14
ITEM  7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........     15
ITEM  7A.   Quantitative and Qualitative Disclosures About Market Risk......................................     25
ITEM  8.    Financial Statements and Supplementary Data.....................................................     26
ITEM  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............     63

                                    PART III

ITEM 10.    Directors and Executive Officers of the Registrant..............................................     64
ITEM 11.    Executive Compensation..........................................................................     67
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management..................................     69
ITEM 13.    Certain Relationships and Related Transactions..................................................     71

                                     PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................     73
            Signatures......................................................................................     79

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, Pro-Fac Cooperative, Inc.("Pro-Fac" or the "Cooperative") makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements made in this Form 10-K and in other filings with the SEC.

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. The factors that could impact the Cooperative include:

*    the impact of strong competition in the food industry;

* the impact of changes in consumer demand; ss. the impact of weather on the volume and quality of raw product;

*    the  inherent  risks  in  the  marketplace   associated  with  new  product
     introductions, including uncertainties about trade and consumer acceptance;

* the continuation of the Cooperative's success in integrating operations (including the realization of anticipated synergies in operations and the timing of any such synergies) and the availability of acquisition and alliance opportunities;

* the Cooperative's ability to achieve the gains in productivity and improvements in capacity utilization; and

*    the Cooperative's ability to service debt.

                         GENERAL DEVELOPMENT OF BUSINESS

Pro-Fac Cooperative, Inc. is an agricultural cooperative corporation formed in 1960 under the Cooperative Corporation Laws of New York to process and market crops grown by its members. Unless the context otherwise requires, the terms "Cooperative" and "Pro-Fac" refer to Pro-Fac Cooperative, Inc. and its subsidiaries. The Cooperative conducts business under the name of Agrilink. In addition, the board of directors of Agrilink Foods, Inc., a wholly owned subsidiary of the Cooperative, and Pro-Fac conduct joint meetings, coordinate their activities, and act on a consolidated basis. Although Pro-Fac Cooperative, Inc. continues to be the legal name of the Cooperative, with the same structure and regulations required by bank credit agreements and bond indentures, and with the same stock symbol, "PFACP," it is presented as Agrilink for all other communications. Pro-Fac's Class A Cumulative preferred stock is listed on the Nasdaq National Market system.

Pro-Fac crops include fruits (cherries, apples, blueberries, peaches, and plums), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, asparagus, potatoes, turnip roots, and leafy greens), and popcorn. Only growers of crops marketed through Pro-Fac (or associations of such growers) can become members of Pro-Fac; a grower becomes a member of Pro-Fac through the purchase of common stock. Class A members own shares of Class A common stock and are members who deliver raw product for sale and processing at the facilities of Agrilink Foods. There are approximately 604 Class A members, consisting of individual growers or associations of growers, located principally in the states of New York, Delaware, Pennsylvania, Illinois, Michigan, Washington, Oregon, Iowa, Nebraska, Florida, and Georgia.

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

On November 3, 1994, Pro-Fac acquired Agrilink Foods, and Agrilink Foods became a wholly owned subsidiary of Pro-Fac. Pro-Fac and Agrilink Foods have a long-standing contractual relationship pursuant to which Pro-Fac provides crops and financing to Agrilink Foods, Agrilink Foods provides marketing and management to Pro-Fac, and Pro-Fac shares in the profits and losses of Agrilink Foods.

Upon consummation of the acquisition, Pro-Fac and Agrilink Foods entered into the Pro-Fac Marketing and Facilitation Agreement (the "Pro-Fac Marketing Agreement").

The Pro-Fac Marketing Agreement provides for Pro-Fac to supply crops and additional financing to Agrilink Foods, for Agrilink Foods to provide market and management services to Pro-Fac, and for Pro-Fac to share in the profits and losses of Agrilink Foods. Pro-Fac is required to reinvest into Agrilink Foods at least 70 percent of any additional patronage income derived from the earnings of Agrilink Foods. To preserve the independence of Agrilink Foods, the Pro-Fac Marketing Agreement also requires that certain of the directors of Agrilink Foods be individuals who are not employees or shareholders of, or otherwise affiliated with, Pro-Fac or Agrilink Foods ("Disinterested Directors") and requires that certain decisions, including the volume of and the amount to be paid for crops received from Pro-Fac, be approved by the Disinterested Directors.

Under the Pro-Fac Marketing Agreement, Agrilink Foods manages the business and affairs of Pro-Fac and provides all personnel support and administrative support required. Pro-Fac pays Agrilink Foods a quarterly fee of $25,000 for these services.

Additional patronage income received by Pro-Fac is deductible to Pro-Fac for federal tax purposes only to the extent distributed to its members. Pro-Fac may make this distribution to its members through a combination of cash and retains as long as a minimum of 20 percent of the amount is paid in cash as required by federal tax law. Pro-Fac has historically paid its members between 20 percent and 30 percent of additional patronage income in cash and the remaining portion in retains. Funds made available by the distribution of retains to members in lieu of cash have historically been reinvested by Pro-Fac in Agrilink Foods. See further discussion of the relationship with Pro-Fac in NOTE 2 to the Notes to Consolidated Financial Statements.

Agripac, Inc.: PF Acquisition II, Inc. ("PF II") was a subsidiary of Pro-Fac until February 15, 2001. PF II was incorporated in January 1999. Pro-Fac owned 100 percent of the common stock of PF II, while PFA Northwest Growers Cooperative, Inc., an Oregon cooperative, owned 100 percent of the PF II preferred stock. PF II conducted business under the name AgriFrozen Foods ("AgriFrozen").

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

In order to consummate the acquisition, AgriFrozen (i) entered into a credit facility with CoBank, ACB ("CoBank") (the "CoBank Credit Facility") providing for $30 million of term loan borrowings and a revolving credit facility (the "CoBank Revolving Credit Facility") of $55 million in fiscal 2000 and $50 million in each year thereafter and (ii) issued a $12 million Subordinated Promissory Note to CoBank. Neither Pro-Fac nor Agrilink Foods guaranteed the debts of AgriFrozen or otherwise pledged any of their respective properties as security for the CoBank financing. Neither Pro-Fac nor Agrilink Foods guaranteed the debts of AgriFrozen or otherwise pledged any of their respective properties as security for AgriFrozen's indebtedness. All of AgriFrozen's indebtedness was expressly without recourse to Pro-Fac and Agrilink Foods. See further discussion at "Credit Agreement and Subordinated Note Agreement of AgriFrozen" at NOTE 8 to the "Notes to Consolidated Financial Statements."

The contractual relationship between AgriFrozen and Pro-Fac is defined in a marketing and facilitation agreement between the two companies (the "AgriFrozen Marketing Agreement"). Under that agreement, AgriFrozen purchased raw products from Pro-Fac and processed and marketed the finished products. AgriFrozen paid Pro-Fac commercial market value ("CMV") for the crops supplied by Pro-Fac. In addition, in any year in which AgriFrozen had earnings, AgriFrozen was required to distribute such earnings to Pro-Fac for distribution to Class B members of Pro-Fac. However, in the event AgriFrozen experienced any losses, AgriFrozen deducted the losses from the total CMV payable. The agreement permitted AgriFrozen to pay 20 percent of any additional earnings in cash and retain 80 percent as working capital.

On January 22, 2001, AgriFrozen Foods announced that it was closing its frozen vegetable business facilities in Woodburn, Oregon and Walla Walla and Grandview, Washington. AgriFrozen employed approximately 600 full time employees at its various locations. There were approximately 150 growers who historically supplied crops to AgriFrozen. The closings were due to the decision by AgriFrozen's board not to plant or process crops for the 2001growing season. The combination of the uncertainty of continued funding of the operations of AgriFrozen by its lender, current industry trends showing a decline in private label and industrial frozen vegetable sales and pricing, and the highly competitive nature of the food business were the basis for this action.

On February 15, 2001, Pro-Fac abandoned its ownership interest in AgriFrozen. On February 16, 2001, Agrilink Foods completed the purchase of the frozen vegetable inventory of AgriFrozen. AgriFrozen's lender sold the inventory to Agrilink Foods pursuant to a private sale under the Uniform Commercial Code after AgriFrozen voluntarily surrendered the inventory to the lender. The purchase price was $31.6 million of which $10.0 million was paid to the lender on April 1, 2001, and the remaining balance was paid on August 1, 2001. In addition, under a related agreement between Agrilink Foods and AgriFrozen, Agrilink Foods funded certain operating costs and expenses of AgriFrozen, primarily in storing and converting the purchased inventory to finished goods, during a transition period ending on June 30, 2001. Such expenses are estimated to be approximately $7.1 million, of which $6.0 million has been funded as of June 30, 2001. This funding is net of reimbursement by AgriFrozen of the proceeds from available receivables not pledged to the lender. Agrilink Foods incurred fees of approximately $0.8 million related to this transaction which were expensed when incurred.

On July 19, 2001, Pro-Fac repurchased its Class B common stock and special membership interests. These securities were held by the former Agripac, Inc. members who subscribed to become grower/members of Pro-Fac supplying raw product to the AgriFrozen Foods processing facilities.

Acquisition of Dean Foods Vegetable Company: On September 24, 1998, Agrilink Foods acquired the Dean Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "DFVC Acquisition"). In connection with the DFVC Acquisition, Agrilink Foods sold its aseptic business to Dean Foods. Agrilink Foods paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Dean Foods Subordinated Promissory Note"), as consideration for the DFVC Acquisition. (This note was subsequently sold to Great Lakes Kraut Company, a joint venture of Agrilink Foods, in December 2000.) Agrilink Foods had the right, exercisable until July 15, 1999, to require Dean Foods, jointly with Agrilink Foods, to treat the DFVC Acquisition as an asset sale for tax purposes under Section 338(h)(10) of the Internal Revenue Code. On April 15, 1999, Agrilink Foods paid $13.2 million to Dean Foods and exercised the election.

After the DFVC Acquisition, DFVC was merged with and into Agrilink Foods. DFVC was one of the leading processors of vegetables in the United States, selling its products under well-known brand names, such as Birds Eye, Birds Eye Voila!, Freshlike and Veg-All, and various private labels. Agrilink Foods believes that the DFVC Acquisition strengthened its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.

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

In order to consummate the DFVC Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink Foods: (i) entered into a new credit facility (the "Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods. The Bridge Facility was repaid during November of 1998 principally with the proceeds from a new Senior Subordinated Note Offering (the "Notes"). See NOTE 8 to the "Notes to Consolidated Financial Statements - Debt - Senior Subordinated Notes - 11-7/8 Percent due 2008." Debt issue costs of $5.5 million associated with the Bridge Facility were expensed during the quarter ended December 26, 1998.

The Credit Facility and the Notes restrict the ability of Pro-Fac to amend the Pro-Fac Marketing Agreement. The Credit Facility and the Notes also restrict the amount of dividends and other payments that may be made by Agrilink Foods to Pro-Fac.

                        NARRATIVE DESCRIPTION OF BUSINESS

The Cooperative sells products in three principal categories: (i) "branded" products, which are sold under various trademarks, (ii) "private label" products, which are sold to grocers who in turn use their own brand names on the products and (iii) "food service" products, which are sold to food service institutions such as restaurants, caterers, bakeries, and schools. In fiscal 2001, approximately 64 percent of the Cooperative's net sales were branded and the remainder divided between private label and food service/industrial. The Cooperative's branded products are listed under the "Trademarks" section of this report. The Cooperative's private label products include canned and frozen vegetables, salad dressings, salsa, applesauce, fruit fillings and toppings,

Southern frozen vegetable specialty products, and frozen breaded and battered products which are sold to customers such as Albertson's, Fleming, Piggly Wiggly, Wal-Mart/Sam's, Safeway, SuperValu, BJ's, Wegmans, and Winn-Dixie. The Cooperative's food service/industrial products include salad dressings, fruit fillings and toppings, canned and frozen vegetables, frozen Southern specialties, frozen breaded and battered products, and canned and frozen fruit, which are sold to customers such as Alliant Food Service, Gordon Food Service, Pocahontas, PYA Monarch, Church's, Denny's, Food Service of America, KFC, MBM Corporation, McDonald's, and SYSCO.

The Cooperative has four primary product lines: vegetables, fruits, snacks, and canned meals. A description of the Cooperative's four primary product lines follows:

Vegetables: The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Additional products include value-added items such as frozen vegetable blends, and Southern-specialty products such as black-eyed peas, okra, Southern squash, frozen meal starters with pasta or potatoes and sauce and complete frozen meals in a bag. Branded products within the vegetable product line include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. In fiscal 2001, ongoing vegetable product line net sales represented approximately 74 percent of the Cooperative's total continuing net sales. Within this product line net sales of approximately 62 percent represented branded products, 16 percent represented private label products and 22 percent represented food service/industrial products.

Agrilink Foods is a major supplier of frozen vegetables for Sam's Club stores across the United States and the exclusive supplier in a significant portion of Sam's Clubs. The Company is also a 50 percent partner with Flanagan Brothers, Inc. in Great Lakes Kraut Company, LLC, a New York limited liability company. This joint venture includes the Silver Floss and Krrrrisp Kraut brands.

On June 23, 2000, Agrilink Foods sold its pickle business based in Tacoma, Washington to Dean Pickle and Specialty Products Company, a subsidiary of Dean Foods. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. Agrilink Foods continues to contract pack Nalley and Farman's pickle products for a period of two years, beginning June 23, 2000, at the existing Tacoma processing plant which Agrilink Foods operates. Under a related agreement, the Cooperative supplies raw cucumbers grown in the Northwestern United States to Dean Pickle and Specialty Products Company, for a minimum 10-year period at market pricing.

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

Fruits: The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The Cooperative is a major supplier of branded and private label fruit fillings to retailers and food service institutions such as restaurants, caterers, bakeries, and schools. In fiscal 2001, fruit product line net sales represented approximately 9 percent of the Cooperative's total continuing net sales. Within this product line net sales of approximately 53 percent represented branded products, 17 percent represented private label products, and 30 percent represented food service/industrial products.

Snacks: The snacks product line consists of several varieties of potato chips including regular and kettle fried, as well as popcorn, cheese curls, snack mixes, and other corn-based snack items. Kettle fried potato chips produce a potato chip that is thicker and crisper than other potato chips. Items within this product line are marketed primarily in the Pacific Northwest, Midwest and Mid-Atlantic states. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, and Super Pop. In fiscal 2001 snacks net sales represented approximately 8 percent of the Cooperative's total continuing net sales. Within this product line, net sales of approximately 89 percent represented branded products, 9 percent represented private label products, and 2 percent represented food service/industrial products.

Effective June 24, 2000, Agrilink Foods acquired the Flavor Destinations trademark for snack items and manufactures and markets this regional brand through its Tim's Cascade Chips business in Auburn, Washington.

Effective July 21, 1998, Agrilink Foods acquired J.A. Hopay Distributing Co., Inc. ("Hopay") of Pittsburgh, Pennsylvania. Hopay was a former distributor for Snyder of Berlin products.

Canned Meals: The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Items within this product line are marketed primarily in the Pacific Northwest. Branded products within the canned meal category include Nalley. In fiscal 2001 canned meals net sales represented approximately 5 percent of the Cooperative's total continuing net sales. Within this product line, net sales of approximately 79 percent represented branded products, 18 percent represented private label products, and 3 percent represented food service/industrial products.

Other: Agrilink Foods' other product line primarily represents salad dressings. Branded products within this category include Bernstein's and Nalley. In fiscal 2001, other net sales represented approximately 4 percent of the Cooperative's total continuing net sales.

On January 29, 1999, the Company sold the Adams brand peanut butter operations to the J. M. Smucker Company.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The business of the Cooperative is principally conducted in four industry segments: vegetables, fruits, canned meals, and snacks. The financial statements for the fiscal years ended June 30, 2001, June 24, 2000, and June 26, 1999, which are included in this report, reflect the information relating to those segments for each of the Cooperative's last three fiscal years.

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

Agrilink Foods maintains a multiyear logistic agreement with American President Lines ("APL") under which APL Logistics provides freight management, packaging and labeling services, and distribution support to and from production facilities owned by Agrilink Foods in and around Coloma, Michigan.

Agrilink Foods also maintains a long-term logistics agreement with Americold under which Americold manages the Montezuma, Georgia frozen food distribution facility and all frozen food transportation operations of Agrilink Foods in Georgia and New York.

                                   TRADEMARKS

The major brand names under which the Cooperative markets its products are trademarks of the Cooperative. Such brand names are considered to be of material importance to the business of the Cooperative since they have the effect of developing brand identification and maintaining consumer loyalty. There are U.S. federal trademark registrations for substantially all of the trademarks. These trademark registrations are of perpetual duration so long as they are periodically renewed. It is the Cooperative's intent to maintain its trademark registrations. The major brand names utilized by the Cooperative are:

Product Line                                                               Brand Name

Vegetables                 Birds Eye, Voila!, Birds Eye Simply Grillin'(1), Birds Eye Fresh(1) , Freshlike, Veg-All, Brooks,
                           Chill-Ripe, Comstock, Greenwood, McKenzie's, McKenzie's Gold King, Southern Farms, Southland, Nalley,
                           Pixie, Thank You, Silver Floss(2), Krrrrisp Kraut(2)

Fruits                     Birds Eye, Chill-Ripe, Comstock, Globe, McKenzies, Orchard Farm, Orchard Fresh, Pixie, Southern Farms,
                           Thank You, Squeezle Sauz(1) , West Bay, Wilderness, Tropic Isle

Product Line                                                               Brand Name

Snacks                     Snyder of Berlin, Thunder Crunch, Tim's Cascade Style Potato Chips, La Restaurante, Erin's, Husman,
                           Naturally Good, Beehive, Pops-Rite, Savoral, Super Pop, Flavor Destinations

Canned Meals               Nalley, Mariners Cove, Riviera

Other                      Bernstein's, Nalley


(1)  Application filed and U.S. federal registration pending.

(2) Represent trademarks of Great Lakes Kraut Company, LLC. The Company owns a 50 percent interest in this joint venture.

                              RAW MATERIAL SOURCES

Of the commodity types supplied by Pro-Fac, approximately 60 percent was received from Class A members of the Cooperative. Agrilink Foods also purchased on the open market some crops of the same type and quality as those purchased from Pro-Fac. Such open market purchases may occur at prices higher or lower than those paid to Pro-Fac for similar products. See further discussion of the relationship with Agrilink Foods in NOTE 2 to the "Notes to Consolidated Financial Statements."

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

Expenditures related to environmental programs and facilities have not had, and are not expected to have, a material effect on the earnings of the Cooperative. In fiscal 2001, total capital expenditures of Pro-Fac were $26.2 million of which approximately $0.6 million was devoted to the construction of environmental facilities. The Cooperative estimates that the environmental capital expenditures will be approximately $0.8 million for the 2002 fiscal year. However, there can be no assurance that expenditures will not be higher.

                             SEASONALITY OF BUSINESS

From a sales point of view, the business of the Cooperative is not highly seasonal, since the demand for its products is fairly constant throughout the year. Exceptions to this general rule include some products that have higher sales volume in the cool weather months (such as canned and frozen fruits and vegetables, chili, and fruit fillings and toppings), and others that have higher sales volume in the warm weather months (such as potato chips and salad dressings). Since many of the raw materials processed by Agrilink Foods are agricultural crops, production of these products is predominantly seasonal, occurring during and immediately following the harvest seasons of such crops.

                      PRACTICES CONCERNING WORKING CAPITAL

Agrilink Foods must maintain substantial inventories throughout the year of finished products produced from seasonal raw materials. These inventories are generally financed through seasonal borrowings. Agrilink Foods' Revolving Credit Facility is used primarily for seasonal borrowing, the amount of which fluctuates during the year. Both the maintenance of substantial inventories and the practice of seasonal borrowing are common to the food processing industry.

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

The Cooperative's pricing is generally competitive with that of other food processors for products of comparable quality. Branded products are marketed under national and regional brands. In fiscal 2001, marketing programs for national brands focused primarily on Birds Eye Voila!, Birds Eye Baby Vegetables and Birds Eye Simply Grillin'. National advertising campaigns can include television, magazines, coupons, and in-store promotions. Marketing programs for regional brands are focused on local tastes and preferences as a means of developing consumer brand loyalty. Regional advertising campaigns included magazines, coupons, and in-store promotions.

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

The percentage of ongoing sales under brand names owned and promoted by the Cooperative amount to approximately 64 percent; sales to the food service/industrial represent approximately 20 percent; and private label sales currently represent approximately 16 percent.

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

                            MARKET AND INDUSTRY DATA

Unless otherwise stated in this report, industry and market share data used throughout this Form 10-K was derived from industry sources believed by the Cooperative to be reliable, including information provided by Information Resources, Inc. Such data was obtained or derived from consultants' reports and industry publications. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Cooperative has not independently verified such industry, market share, and brand awareness data and makes no representation to its accuracy.

                    NEW PRODUCTS AND RESEARCH AND DEVELOPMENT

Agrilink Foods operates a technical center located in Green Bay, Wisconsin that is responsible for new product development, quality assurance, and engineering. Approximately 27 employees are employed within this facility. Agrilink Foods follows a four-stage new product development process as follows: screening, feasibility, development, and commercialization. This new product development process ensures input from consumers, customers, and internal functional areas before a new product is brought to market.

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

During fiscal 1999, Birds Eye Voila!, a frozen all-in-one meal product that includes vegetables, starch (pasta or potatoes), seasonings, and bite sized pieces of protein (chicken, beef, turkey, or shrimp), in a variety of flavors, was introduced. Fiscal 2001 net sales for Birds Eye Voila! were approximately $108.1 million and fiscal 2000 net sales for Birds Eye Voila! were $104.5 million. During fiscal 2001, the Company introduced Birds Eye Simply Grillin', a preseasoned blend of top quality Birds Eye vegetables in a foil tray. Net sales for Simply Grillin' were approximately $11.3 million in fiscal 2001. A national advertising campaign for Simply Grillin' has been initiated during the first quarter of fiscal 2002.

                                    EMPLOYEES

As of June 30, 2001, the Cooperative had 4,685 full-time employees, of whom 3,401 were engaged in production and the balance in management, sales and administration. As of that date, the Cooperative also employed approximately 3,360 seasonal and other part-time employees, almost all of whom were engaged in production. Most of the production employees are members of various labor unions. The Cooperative believes its current relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTIES

All plants, warehouses, office space and other facilities used by the Cooperative in its business are either owned by Agrilink Foods or leased from unaffiliated third parties. All of the properties owned by Agrilink Foods are subject to mortgages in favor of their respective primary lender. In general, the properties include offices, processing plants and warehouse space. Some processing plants are located in rural areas that are convenient for the delivery of crops. The Cooperative also has dispersed warehouse locations to facilitate the distribution of finished products. Agrilink Foods believes that their facilities are in good condition and suitable for operations.

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


                     FACILITIES UTILIZED BY THE COOPERATIVE

Type of Property (By Product Line)                                Location                              Square Feet
----------------------------------                                --------                              -----------

Vegetables:
Warehouse                                                         Sodus, MI                                 243,138
Freezing plant, dry storage warehouse, and office                 Barker, NY                                123,600
Freezing plant                                                    Bergen, NY                                138,554
Cold storage and repackaging plant and public storage warehouse   Brockport, NY                             404,410
Canning plant and warehouse, freezing plant                       Oakfield, NY                              263,410
Freezing plant, cold storage, repackaging plant, and office       Montezuma, GA                             591,300
Freezing plant, cold storage, and office                          Alamo, TX                                 114,446
Freezing plant, cold storage, and office                          Bridgeville, DE                           104,383
Freezing plant and repackaging plant                              Celaya, Mexico                            318,620
Freezing plant and distribution center                            Darien, WI                                348,800
Freezing plant, repackaging plant and warehouse                   Fairwater, WI                             178,298
Repackaging plant and distribution center                         Fulton, NY                                263,268
Freezing and canning plant and office                             Green Bay, WI                             492,446
Freezing plant and repackaging plant(1)                           Oxnard, CA                                 39,082
Repackaging plant(1)                                              San Antonio, TX                            20,445
Freezing plant and warehouse                                      Uvalde, TX                                146,625
Freezing plant, repackaging plant and warehouse                   Watsonville, CA                           207,600
Freezing plant, repackaging plant and warehouse                   Waseca, MN                                258,475
Labeling plant and distribution center(1)                         Fond du Lac, WI                           330,000
Receiving and grading station (1)                                 Mount Vernon, WA                          110,806
Receiving and grading station (1)                                 Aurora, WA                                  6,800
Warehouse, tank yards, and office                                 Enumclaw, WA                               87,313
Plant, warehouse, and tank yards                                  Tacoma, WA                                295,468

Fruits:
Canning plant and warehouse                                       Red Creek, NY                             153,076
Canning plant and warehouse                                       Fennville, MI                             350,000
Canning plant and warehouse                                       Lawton, MI                                142,000

Snacks:
Manufacturing plant                                               Ridgway, IL                                50,000
Plant, warehouse, distribution center, and office                 Algona, WA                                107,000
Plant, warehouse, and office                                      Berlin, PA                                190,225
Plant, warehouse, distribution center, and office(1)              Auburn, WA                                 23,000
Plant, warehouse and distribution center                          Auburn, WA                                 27,442
Plant, warehouse, and office,                                     Cincinnati, OH                            113,576
Distribution center                                               Elwood City, PA                             8,000
Distribution center                                               Monessen, PA                               10,000
Distribution center                                               Coraopolis, PA                             15,000
Distribution center                                               Canton, OH                                  8,200
Distribution center(1)                                            Canal Fulton, OH                           14,000
Distribution center(1)                                            Altoona, PA                                10,000
Distribution center(1)                                            Ashland, KY                                10,760
Distribution center(1)                                            Bristol, TN                                11,500
Distribution center(1)                                            Knoxville, TN                              12,500
Distribution center(1)                                            Dayton, OH                                  9,200


Type of Property (By Product Line)                                Location                              Square Feet
----------------------------------                                --------                              -----------

Canned Meals:
Canning plant, warehouse and distribution center                  Tacoma, WA                                313,488

Other:
Office building, manufacturing plant and warehouse                Tacoma, WA                                372,164
Parking lot and yards (1)                                         Tacoma, WA                                305,470
Office Building - Fuller Building (1)                             Tacoma, WA                                 60,000
Headquarters office (1)                                           Rochester, NY                              76,372

(1)Leased from third parties, although certain related equipment is owned by the Cooperative.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no trading market for the Cooperative's common stock. Only member/growers of the Cooperative can own shares of common stock. As of June 30, 2001, there were 604 members of Pro-Fac holding shares of Pro-Fac Class A Common Stock and 153 members holding shares of Pro-Fac Class B Common Stock. The Class B common stock held by former members of Agripac was repurchased on July 19, 2001.

In fiscal 2001 and 2000, dividends on Class A Common Stock were paid at a rate of 5.0 percent. No dividends were paid on Class B common stock. Further information required by this item is contained in NOTE 14 to the "Notes to Consolidated Financial Statements," at "Quarterly Financial Data," and at "Selected Financial Data."

During fiscal 2001, the Cooperative issued shares of its Class A Cumulative Preferred Stock in exchange for shares for its Non-cumulative Preferred Stock, on a share-for-share basis. Such exchanges are exempt from registration under section 3(a)(9) of the Securities Act of 1933. The dates and amounts of the exchanges are set forth below:

      Date                      Number of Shares         Value of Shares

January 14, 2001                      1,731                  $  43,275
April 28, 2001                          262                      6,550
June 25, 2001                            99                      2,475
                                    -------                  ---------
  Total                               2,092                  $  52,300
                                    =======                  =========

The Credit Facility restricts the amount of dividends and other distributions that may be made by Pro-Fac to its stockholders. The Notes restrict the amount of dividends and other payments that may be made by Agrilink Foods. See further discussion at "Liquidity and Capital Resources."

In addition, New York Cooperative Law restricts the amount of annual dividends on common stock to 12 percent per annum.

ITEM 6.       SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Capital Stock Data)
                                                                                     Fiscal Year Ended June
                                                                  ----------------------------------------------------------------
                                                                      2001*        2000      1999**          1998        1997
                                                                  ------------  ---------   ----------   -----------  ----------
Consolidated summary of operations:
Net sales                                                         $1,339,211    $1,306,659  $1,292,021    $  742,161   $  755,464
Cost of sales                                                       (956,182)     (919,029)   (928,262)     (546,578)    (563,722)
                                                                  -----------   ----------  ----------    ----------   ----------
Gross profit                                                         383,029       387,630     363,759       195,583      191,742
Selling, administrative, and general expenses                       (298,283)     (288,511)   (293,646)     (141,739)    (145,214)
Gains on sales of assets                                                   0         6,635      64,734             0        3,565
Restructuring                                                              0             0      (5,000)            0            0
Income from joint venture                                              1,779         2,418       2,787         1,893            0
                                                                  ----------    ----------  ----------    ----------   ----------
Operating income                                                      86,525       108,172     132,634        55,737       50,093
Interest expense                                                     (85,073)      (83,511)    (67,420)      (30,767)     (36,473)
Amortization of debt issue costs                                           0             0      (5,500)            0            0
                                                                  ----------    ----------  ----------    ----------   ----------
Pretax income before extraordinary item, cumulative effect of an
accounting change, dividends, and allocation of net proceeds           1,452        24,661      59,714        24,970       13,620
Tax provision                                                           (968)       (8,497)    (24,746)       (7,840)      (5,529)
                                                                  -----------   ----------  ----------    ----------   ----------
Income before extraordinary item, cumulative effect of an
   accounting change, dividends and allocation of net proceeds           484        16,164      34,968        17,130        8,091
Extraordinary item relating to the early extinguishment of debt
   (net of income taxes)                                                   0             0     (18,024)            0            0
Cumulative effect of an accounting change (net of income taxes)            0             0           0             0        4,606
                                                                  ----------    ----------  ----------    ----------   ----------
Net income                                                        $      484    $   16,164  $   16,944    $   17,130   $   12,697
                                                                  ==========    ==========  ==========    ==========   ==========
Allocation of Net Proceeds:
   Net income                                                     $      484    $   16,164  $   16,944    $   17,130   $   12,697
   Dividends on Class A common and preferred stock                    (8,123)       (7,410)     (6,734)       (6,328)      (5,503)
                                                                  -----------   ----------  ----------    ----------   ----------
   Net proceeds                                                       (7,639)        8,754      10,210        10,802        7,194
   Allocation (to)/from earned surplus                                 7,639        (3,832)    (10,210)       (4,662)      (3,661)
                                                                  ----------    ----------  ----------    ----------   ----------
   Net proceeds available to Class A members                      $        0    $    4,922  $        0    $    6,140   $    3,533
                                                                  ==========    ==========  ==========    ==========   ==========
Allocation of net proceeds available to Class A members:
   Payable to Class A members currently (30% of qualified proceeds available to Class A members in fiscal 2000  and 25% in
      fiscal 1998 and 1997)                                        $       0    $    1,477  $        0    $    1,535   $      883
Allocated to Class A members but retained by the Cooperative:
   Qualified retains                                                       0         3,445           0         4,605        2,650
                                                                  ----------    ----------  ----------    ----------   ----------
   Net proceeds available to Class A members                      $        0    $    4,922  $        0    $    6,140   $    3,533
                                                                  ==========    =========   ==========    ==========   ==========
   CMV related to Class A members                                 $   69,013    $   69,623  $   62,154    $   58,530   $   51,445
                                                                  ==========    ==========  ==========    ==========   ==========
   CMV related to Class B members                                 $    9,423    $   14,060
                                                                  ==========    ==========
   Total net proceeds allocated to Class A members as a
     percent of CMV***                                                  0.00%         7.07%       0.00%        10.51%        6.87%
                                                                  ==========    ==========  ==========    ==========   ==========

   Total net proceeds allocated to Class B members as a
     percent of CMV****                                                 0.00%         0.00%       0.00%         0.00%        0.00%
                                                                  ==========    ==========  ==========    ==========   ==========


Balance Sheet Data:
------------------
   Working capital                                                $  243,628    $  260,481  $  237,331    $   94,103   $   75,950
   Ratio of current assets to current liabilities                      2.1:1         1.9:1       1.9:1         1.7:1        1.6:1
   Total assets                                                   $1,061,351    $1,187,266  $1,196,479    $  569,240   $  546,677
   Debt to equity ratio*****                                           4.2:1         4.4:1       4.7:1         1.7:1        1.8:1
   Class A common stock                                           $   11,287    $   10,665  $    9,979    $    9,129   $    8,944
   Class B cumulative redeemable Preferred                        $      239    $      237  $      261    $      270   $      315
   Shareholders' and members' capitalization, redeemable stock,
     and common stock                                             $  153,315    $  159,843  $  152,111    $  141,369   $  132,663
   Total long-term debt and senior subordinated notes (excludes
    current portion and capital leases)                           $  631,128    $  679,205  $  702,322    $  229,937   $  229,829
Capital Stock Data Cash dividends paid per share:
     Class A Common                                               $      .25   $       .25  $      .25    $      .25   $     0.00
     Non-Cumulative Preferred                                     $     1.50   $      1.50  $     1.50    $     1.50   $     1.50
     Class A Cumulative Preferred                                 $     1.72   $      1.72  $     1.72    $     1.72   $     1.72
     Class B Cumulative Preferred                                 $     1.00   $      1.00  $     1.00    $     1.00   $     1.00
   Average Class A common stock investment per Class A member     $   18,688   $    17,037  $   15,471    $   14,399   $   14,333
Number of Class A Common Stock members:                                  604           626         645           634          624
Number of Class B Common Stock members:******                            153           150           0             0            0

* See NOTE 3 to "Notes to Consolidated Financial Statements." Information includes the activities of AgriFrozen until February 15, 2001. In addition, fiscal 2001 consists of 53 weeks.

** Includes nine months of operating results from the September 28, 1998 DFVC Acquisition.

*** Payment to Class A members for CMV was 100 percent of deliveries in fiscal 2001 and 1999.

****   Payment to Class B members for CMV was 63.50 percent  in fiscal 2001 and
       89.16  percent of  deliveries  in fiscal  2000.

***** For purposes of this calculation, debt includes both current and non-current debt, and equity includes common stock and redeemable preferred stock.

****** On July 19, 2001, Pro-Fac repurchased all Class B common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations, Net Proceeds and Comprehensive Income from fiscal 1999 through fiscal 2001.

Pro-Fac Cooperative, Inc.'s ("Pro-Fac" or the "Cooperative") wholly-owned subsidiary, Agrilink Foods, Inc. ("Agrilink Foods") has four primary product lines including: vegetables, fruits, snacks and canned meals. The Cooperative's former subsidiary, AgriFrozen, had vegetables as its one primary product line. The majority of each of the product lines' net sales are within the United States. In addition, all of the Cooperative's operating facilities, excluding one facility in Mexico, are within the United States.

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop, and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Cooperative's other product line primarily represents salad dressings. Brand products within this category include Bernstein's, and Nalley.

The following tables illustrate the Cooperative's results of operations by product line for the fiscal years ended June 30, 2001, June 24, 2000, and June 26, 1999, and the Cooperative's total assets by product line at June 30, 2001, June 24, 2000, and June 26, 1999.

EBITDA1,2
(Dollars in Millions)

                                              Fiscal Years Ended
                             ----------------------------------------------------------
                              June 30, 2001       June 24,2000          June 26, 1999
                             --------------     ------------------     ----------------
                                       % of                  % of                 % of
                                $      Total       $         Total        $       Total
                             -----     -----     -----       -----     ------     -----

Vegetables                    85.9      66.9      93.8        65.7      64.2        60.0
Fruits                        14.1      11.0      15.7        11.0      10.8        10.1
Snack                          9.4       7.3       9.8         6.9       5.8         5.4
Canned meals                   8.1       6.3       8.6         6.0       8.4         7.9
Other                          4.3       3.4       6.5         4.5       5.3         4.9
                             -----     -----     -----       -----     -----      ------
   Continuing segments       121.8      94.9     134.4        94.1      94.5        88.3
Businesses sold or closed3     6.5       5.1       8.5         5.9      12.6        11.7
                             -----     -----     -----       -----     -----      ------
     Total                   128.3     100.0     142.9       100.0     107.1       100.0
                             =====     =====     =====       =====     =====      ======

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

3 Represents the operating results of operations sold or no longer part of the Cooperative. See NOTE 3 to the "Notes to Consolidated Financial Statements."

Net Sales
(Dollars in Millions)
                                                            Fiscal Years Ended
                               ------------------------------------------------------------------
                                    June 30, 2001        June 24, 2000           June 26, 1999
                               --------------------   ------------------     --------------------
                                            % of                   % of                     % of
                                   $        Total        $         Total        $           Total
                                -------     -----     -------      -----     -------        -----

Vegetables                        970.2      72.4       836.7       64.0       769.5         59.6
Fruits                            120.4       9.0       114.4        8.8       115.8          9.0
Snack                              97.9       7.3        90.9        7.0        91.4          7.1
Canned meals                       64.2       4.8        62.3        4.8        66.4          5.1
Other                              50.6       3.8        56.0        4.3        74.8          5.8
                                -------     -----     -------     ------     -------        -----
     Continuing segments        1,303.3      97.3     1,160.3       88.9     1,117.9         86.6
Businesses sold or closed 1        35.9       2.7       146.4       11.1       174.1         13.4
                                -------     -----     -------     ------     -------        -----
     Total                      1,339.2     100.0     1,306.7      100.0     1,292.0        100.0
                                =======     =====     =======     ======     =======        =====

1 Includes net sales of operations sold or no longer part of the Cooperative. See NOTE 3 to the "Notes to Consolidated Financial Statements."


Operating Income1
(Dollars in Millions)
                                                   Fiscal Years Ended
                               ----------------------------------------------------------
                                 June 30, 2001       June 24, 2000        June 26, 1999
                               -----------------   ----------------      ----------------
                                         % of                 % of                  % of
                                  $      Total        $       Total         $       Total
                                ----     -----     ------     -----      ------     -----

Vegetables                      55.7     64.4       65.4       64.5       43.9       60.1
Fruits                          11.4     13.2       13.9       13.7        8.4       11.5
Snack                            5.6      6.5        6.7        6.6        3.3        4.5
Canned meals                     6.6      7.6        6.7        6.6        6.5        8.9
Other                            1.9      2.2        4.6        4.5        3.7        5.1
                                ----    -----      -----      -----      -----      -----
     Continuing segments        81.2     93.9       97.3       95.9       65.8       90.1
Businesses sold or closed 2      5.3      6.1        4.2        4.1        7.2        9.9
                                ----    -----      -----      -----      -----      -----
     Total3                     86.5    100.0      101.5      100.0       73.0      100.0
                                ====    =====      =====      =====      =====      =====

1 Excludes the gains on sales of assets, the restructuring charge, and the extraordinary item relating to the early extinguishment of debt. See NOTES 1 and 3 to the "Notes to Consolidated Financial Statements."

2 Represents the operating results of the operations sold or no longer part of the Cooperative. See NOTE 3 to the "Notes to Consolidated Financial Statements."

3 Operating income less interest expense (including the amortization of debt issue costs associated with the Bridge Facility) of $85.1 million, $83.5 million, and $72.9 million for the years ended June 30, 2001, June 24, 2000, and June 26, 1999, respectively, results in pretax income before extraordinary item, dividends, and allocation of net proceeds. Management does not allocate interest expense to product lines when evaluating product line performance.

Total Assets
(Dollars in Millions)


                                                        As of Fiscal Years Ended
                               -------------------------------------------------------------------------
                                    June 30,2001             June 24, 2000              June 26, 1999
                               --------------------     ---------------------      ---------------------
                                            % of                        % of                      % of
                                  $         Total           $           Total          $          Total
                               -------      -----       --------        -----       -------       -----

Vegetables                       839.8       79.1          867.1         73.0         880.8        73.6
Fruits                            71.9        6.8           79.4          6.7          90.2         7.5
Snacks                            47.0        4.4           43.5          3.7          40.9         3.4
Canned Meals                      45.3        4.3           45.7          3.8          46.2         3.9
Other                             57.2        5.3           52.2          4.4          43.1         3.6
                               -------      -----       --------        -----       -------       -----
   Continuing segments         1,061.2       99.9        1,087.9         91.6       1,101.2        92.0
Businesses sold or closed1         0.0        0.0           99.1          8.4          94.4         7.9
Assets held for sale               0.1        0.1            0.3          0.0           0.9         0.1
                               -------      -----       --------        -----       -------       -----
   Total                       1,061.3      100.0        1,187.3        100.0       1,196.5       100.0
                               =======      =====       ========        =====       =======       =====

1    Includes  the  assets  of  operations   sold  or  no  longer  part  of  the
     Cooperative.   See  NOTE  3  to  the  "Notes  to   Consolidated   Financial
     Statements."

                     CHANGES FROM FISCAL 2001 TO FISCAL 2000

During fiscal 2001, net sales from continuing segments showed an increase of $143.0 million, or 12.3 percent. Approximately $90.6 million of the net sales improvement was attributable to an increase in frozen vegetable net sales, and an additional $44.1 million was associated with various co-pack agreements. The Cooperative's overall market share, for the 52-week period ending June 24, 2001, for frozen vegetables approximated 31.4 percent and represented an improvement of 1.6 points over the prior year. The Cooperative's overall market share includes branded retail unit sales, as reported by Information Resources, Inc., and management's estimate of the Cooperative's private label share based upon factory shipments.

Excluding the gain on sales of assets (net of tax), net income decreased $11.4 million from fiscal 2000. While the Cooperative continues to benefit from a significant improvement in net sales, it has also experienced a significant increase in its manufacturing costs. Increased manufacturing costs were primarily associated with significantly higher freight and utility costs throughout the nation and lower than anticipated crop intake in the eastern part of the country. To mitigate the increase in manufacturing costs, management has focused efforts on controlling warehousing expenses, increased branded pricing, acquired lower cost inventory from the lender to AgriFrozen, and has initiated reductions in selling, administrative, and general expenses. Management actions have included reductions in certain marketing programs and various employee incentive programs. Management continues to focus its efforts on cost savings initiatives to reduce its overall spending.

Management also utilizes an evaluation of EBITDA from continuing segments as a measure of performance. Excluding businesses sold or no longer part of the Cooperative, EBITDA from continuing segments decreased $12.6 million, or 9.4 percent, to $121.8 million in fiscal 2001 from $134.4 million in fiscal 2000. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

Vegetable net sales increased $133.5 million or 16.0 percent. Significant components associated with this growth include: (a) an improvement in net sales within the brand business of approximately $58.2 million; and (b) increases in net sales within the nonbranded business of approximately $75.3 million.

Within the branded businesses, the increase in Birds Eye frozen vegetables net sales accounted for approximately $42.0 million of the $58.2 million increase. $27.4 million was a result of volume improvements and $14.6 million was due to pricing initiatives announced in the second half of fiscal 2001. For the 52-week period ending June 24, 2001, the total frozen vegetable category retail unit sales, as reported by Information Resources, Inc., were down slightly, 3.1 percent, while the Birds Eye brand retail unit sales for the same time period increased 1.9 percent. Unit sales of the Cooperative's largest competitor, as reported by Information Resources, Inc., decreased 9.1 percent during this same time period. Net sales for the Birds Eye Voila! product line increased $3.6 million over the prior year, while Voila! remained the leading brand with 32.7 percent of the home meal replacement category.

In addition, in the fourth quarter of fiscal 2001, Agrilink Foods initiated a national launch of its most recent new product, Simply Grillin'. Simply Grillin' is a preseasoned blend of top quality grilled Birds Eye vegetables in a foil tray. Net sales associated with this new product were $11.3 million. Marketing and promotional spending incurred with this introduction amounted to $5.9 million. Management estimates that Simply Grillin' will achieve $35 million of net sales in fiscal 2002.

Agrilink Foods' non-branded vegetable business experienced volume increases in private label and food service frozen vegetables which accounted for $27.1 million of net sales growth. The $27.1 million of net sales growth resulted from the following: (a) increases in Agrilink Foods' recurring private label and food service business of $25.0 million; (b) net sales increases of $26.2 million associated with the inventory purchased from AgriFrozen Foods; (c) offset by reductions of $24.1 million associated with the conversion of a major club store customer from a private label to brand product line.

Further, various co-pack agreements for canned vegetables in the Midwest and for pickles in the Northwest accounted for an additional $44.1 million of the nonbranded net sales increase. While these co-pack agreements typically yield lower margins than Agrilink Foods' other product lines, they do provide for greater utilization of manufacturing facilities.

Although vegetables experienced a significant increase in net sales, EBITDA declined $7.9 million. The reduction in EBITDA was primarily driven by increased manufacturing costs as discussed above.

Net sales for the fruit product line increased $6.0 million, or 5.2 percent, while EBITDA decreased $1.6 million, or 10.2 percent. The net sales improvement was led by increases in private label net sales of $4.7 million and additional co-pack agreements resulting in net sales increases of $1.8 million. Modest declines were highlighted in all other categories. Increased manufacturing costs and continued competitive pressures within the applesauce category, however, negatively impacted EBITDA.

Net sales for the snack product line  increased  $7.0  million,  or 7.7 percent.
Improvements in net sales within the potato chip category increased $8.4 million, while the popcorn product line decreased $1.4 million. The increases within the potato chip category were associated with geographic expansion. The improvements in EBITDA associated with growth in the potato chip category amounted to $1.4 million, while declines in the popcorn category negatively impacted EBITDA by approximately $1.8 million. The popcorn category continues to be negatively impacted by competitive pressures and changes in product mix.

Net sales for canned meals increased $1.9 million, or 3.0 percent, while EBITDA decreased $0.5 million, or 5.8 percent. EBITDA decreased as a result of changes in product mix and increased manufacturing costs associated with raw ingredients, including beef and utility increases experienced in the Northwest. All of Agrilink Foods' canned meal products are produced at the Agrilink Foods' Tacoma, Washington location.

The other product line net sales, primarily represented by salad dressings, decreased $5.4 million, or 9.6 percent, while EBITDA decreased $2.2 million, or
33.8 percent. The majority of the net sales decline was associated with the loss of a private label customer. The reduction in EBITDA was associated with both the decline in unit volume associated with reductions in private label volume and increases in manufacturing costs associated with packaging ingredients and utility increases experienced in the Northwest. All of Agrilink Foods' dressing products are produced at Agrilink Foods' Tacoma, Washington location.

Operating Income: Operating income from continuing segments decreased from $97.3 million in fiscal 2000 to $81.2 million in fiscal 2001. This represents a decrease of $16.1 million or 16.5 percent. Declines in operating income within the vegetable, fruit, snacks, canned meals, and all other product lines were $9.7 million, $2.5 million, $1.1 million, $0.1 million and $2.7 million, respectively. Significant variances as highlighted above, primarily result from increased manufacturing costs, competitive pressures, and changes in product mix.

Gains on Sales of Assets: On June 23, 2000, Agrilink Foods sold its pickle business based in Tacoma, Washington to Dean Pickle and Specialty Products Company. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. Agrilink received proceeds of approximately $10.3 million which were applied to bank loans ($4.0 million of which was applied to the Term Loan Facility and $6.3 million of which was applied to the Agrilink Foods' Revolving Credit Facility). A gain of approximately $4.3 million was recognized on this transaction.

On July 21, 2000, Agrilink Foods sold the machinery and equipment utilized in the production of pickles and other related products to Dean Pickle and Specialty Products Company. No significant gain or loss was recognized on this transaction. Proceeds of approximately $5.0 million were applied to bank loans.

This transaction did not include any other products carrying the Nalley brand name. Agrilink Foods continues to contract pack Nalley and Farman's pickle products for a period of two years, beginning June 23, 2000, at the existing Tacoma processing plant which Agrilink Foods operates. Under a related agreement, the Cooperative supplies raw cucumbers grown in the Northwestern United States to Dean Pickle and Specialty Products Company, for a minimum 10-year period at market pricing.

On December 17, 1999 Agrilink Foods announced they had completed the sale of the Cambria, Wisconsin processing facility to Del Monte. The Cooperative received proceeds of approximately $10.5 million which were applied to bank loans. A gain of approximately $2.3 million was recognized on this transaction. The sale also included an agreement for Del Monte to produce a portion of Agrilink Foods' product needs during the 2000 packing season.

Income From Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Agrilink Foods and Flanagan Brothers, Inc. The decrease of $0.6 million over the prior year is attributable to a volume decline, resulting competitive pressures, and an increase in manufacturing costs. See further discussion at NOTE 5 to the "Notes to Consolidated Financial Statements."

Interest Expense: Interest expense increased $1.6 million from the prior year to $85.1 million. The increase is the result of an increase in the weighted average interest rate of 45 basis points resulting from both amendments to the Agrilink Foods' credit facility during September 2000 and general interest rate increases on unhedged borrowings experienced in the first six months of fiscal 2001. In addition, interest expense was negatively impacted by the amortization of fees paid in conjunction with the September 2000 amendments to the Agrilink Foods' credit facility. The increases were offset by lower average outstanding balances during the fiscal year of approximately $62.6 million, primarily due to required repayments and mandatory prepayments of short-term debt associated with businesses sold and the elimination of AgriFrozen business activity resulting from Pro-Fac's abandonment of its equity interest in AgriFrozen on February 15, 2001.

Tax Provision: The tax provision of $1.0 million in fiscal 2001 represents a reduction of $7.5 million from the prior year as a result of the change in earnings before taxes In fiscal 2000, the sale of certain intangibles in conjunction with the pickle sale negatively impacted the Cooperative's effective tax rate. The Cooperative's effective tax rate has historically been negatively impacted by the non-deductibility of certain amounts of goodwill. The Cooperative's effective tax rate is also impacted by the net proceeds distributed to members. A further discussion of tax matters is included at NOTE 9 to the "Notes to Consolidated Financial Statements."

                     CHANGES FROM FISCAL 1999 TO FISCAL 2000

During fiscal 2000, total net sales decreased $14.7 million or 1.1 percent, to $1,306.7 million from $1,292.0 million in fiscal 1999. Excluding businesses sold, net sales increased by $42.4 million, or 3.8 percent, to $1,160.3 million from $1,117.9 million in fiscal 1999. The Cooperative's overall market share, for the 52-week period ending June 25, 2000, for frozen vegetables approximated
29.8 percent. The Cooperative's overall market share includes branded retail unit sales, as reported by Information Resources, Inc., and management's estimate of the Cooperative's private label share based upon factory shipments.

Net income for fiscal 2000 of $16.2 million, however, represented a $0.8 million decrease over fiscal 1999 net income of $17.0 million. Comparability of net income is, however, difficult because fiscal 1999 was impacted by gains on sales of assets, a restructuring charge, the amortization of debt issue costs associated with the Bridge Facility, and the extraordinary item relating to the early extinguishment of debt. In addition, fiscal 2000 results reflect 12 months of interest expense versus 9 months in the prior year for the additional debt associated with the DFVC Acquisition which occurred on September 24, 1998 and additional debt associated with the Agripac acquisition which occurred on February 23, 1999. Accordingly, management believes, to summarize results, an evaluation of EBITDA by continuing business segments is appropriate. Overall EBITDA from continuing segments increased $39.9 million, or 42.2 percent, to $134.4 million. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

Vegetable net sales increased $67.2 million or 8.7 percent. The vegetable product line accounts for a $29.6 million increase of the overall EBITDA. These improvements are impacted by both the results of the DFVC Acquisition, including its impact on the percentage of branded sales for Agrilink Foods and the reduction in product costs resulting from synergistic savings. As a result of the date of the DFVC Acquisition, the operating results of the acquisition have been included for 12 months in fiscal 2000 and for 9 months in fiscal 1999. In addition, as anticipated at the acquisition date, a greater percentage of Agrilink Foods' sales now come from its branded products. The inclusion of the Birds Eye, Freshlike, and Veg-All brands for 12 months during fiscal 2000 versus nine months of results in fiscal 1999 resulted in incremental sales of approximately $90.2 million. Agrilink Foods' branded products yield a higher margin than its private label and food service categories and the EBITDA improvement associated with this increase in branded sales was approximately $12.6 million. Agrilink Foods' earnings also benefited from a reduction in product costs during fiscal 2000 primarily associated with the synergistic savings achieved from the DFVC Acquisition and other consolidation efforts. Specifically, Agrilink Foods benefited from the insourcing of product previously purchased from outside suppliers, staffing reductions, and shipping consolidations.

Market conditions within the frozen vegetable category caused by lower consumer demand and retail consolidation did, however, offset the increases outlined above and accounted for approximately $23.0 million in net sales declines. According to industry data, for the 52-week period ended June 25, 2000, there was an overall decrease in the total frozen vegetable category of 4.0 percent in unit volume, and for the same 52-week period, the decrease in the frozen vegetable private label category was 4.7 percent in unit volume.

Net sales from the fruit product line decreased $1.4 million, or 1.2 percent, to $114.4 million in fiscal 2000 from $115.8 million in fiscal 1999. EBITDA, however, increased approximately $4.9 million. Increases in net sales and earnings were achieved within the pie filling category due to a return to Agrilink Foods' historical pricing strategy. However, net sales within the applesauce category decreased from the prior year due to competitive pricing within the industry. Due to relatively competitive margins within the applesauce category, however, this reduction in net sales did not have a significant impact on earnings. In addition, fiscal 1999 results also included spending $0.9 million for a new product launch. No such costs were incurred in fiscal 2000.

Snacks showed an increase in EBITDA of $4.0 million primarily due to improvements within the potato chip category. During fiscal 2000, a greater percentage of sales were associated with the potato chip category which carries a higher margin than Agrilink Foods' popcorn product line. Declines in the popcorn category resulted from both a decrease in volume and pricing resulting from increased competition. In addition, fiscal 1999 results were impacted by a strike at the Snyder of Berlin facility. This action resulted in incremental costs of approximately $2.5 million in fiscal 1999. The matter was settled in the first quarter of fiscal 2000. Management believes its current relationship with these employees is good.

While canned meals showed a decline in net sales of $4.1 million in fiscal 2000 primarily attributable to a decline in volume in private label chili, EBITDA showed a modest increase of $0.2 million resulting from production efficiencies and a reduction in raw product costs including beef.

The other product line, while consisting of dressings, also includes sales from the production of canned products primarily for use by the military and other governmental operations. While these governmental contracts yield lower margins than Agrilink Foods' other product lines, they do provide for greater utilization of seasonal manufacturing facilities. The majority of the $18.8 million decrease in net sales is associated with the decline in government demand for such canned products. The improvements in EBITDA of $1.2 million over fiscal 1999 resulted from the changes in product mix within the dressing category and reductions in raw product costs, including various oils.

Operating Income: Operating income of $108.2 million in fiscal 2000 decreased approximately $24.4 million from $132.6 million in fiscal 1999. Excluding the impact of businesses sold and other non-recurring items, operating income from continuing operations increased from $65.8 million in fiscal 1999 to $97.3 million in fiscal 2000. This represents an improvement of $31.5 million or 47.9 percent. Improvements in operating income within the vegetable, fruit, snacks, canned meals, and all other produt lines were $21.5 million, $5.5 million, $3.4 million, $0.2 million, and $0.9 million, respectively. These increases are attributable to the date of and benefits from the DFVC Acquisition and other repositioning efforts.

Additionally, while Agrilink Foods experienced significant benefits from its efforts in 1999 to consolidate warehouses and other logistics operations, the decline in sales resulting from the current industry trend caused inventory levels to increase. Storage and handling costs associated with the increase in inventory approximated $13 million.

Gains on Sales of Assets: On June 23, 2000, Agrilink Foods sold its pickle business based in Tacoma, Washington to Dean Pickle and Specialty Products Company. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. Agrilink received proceeds of approximately $10.3 million which were applied to bank loans ($4.0 million of which was applied to the Term Loan Facility and $6.3 million of which was applied to the Agrilink Foods' Revolving Credit Facility). A gain of approximately $4.3 million was recognized on this transaction.

This transaction did not include any other products carrying the Nalley brand name. Agrilink Foods continues to contract pack Nalley and Farman's pickle products for a period of two years, beginning June 23, 2000, at the existing Tacoma processing plant which Agrilink Foods operates. Under a related agreement, the Cooperative supplies raw cucumbers grown in the Northwestern United States to Dean Pickle and Specialty Products Company, for a minimum 10-year period at market pricing.

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

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Agrilink Foods and Flanagan Brothers, Inc. on July 1, 1997. The decrease of $0.4 million over the prior year is attributable to the sale of assets. See further discussion at NOTE 5 to the "Notes to Consolidated Financial Statements."

Interest Expense: Interest expense increased $16.1 million to $83.5 million in fiscal 2000 from $67.4 million in fiscal 1999. The increase in interest is associated with debt utilized to finance the DFVC and Agripac acquisitions and higher levels of seasonal borrowings to fund additional working capital requirements associated with the increase in the Cooperative's size. As a result of the date of the DFVC Acquisition, interest expense has been included for 12 months in fiscal 2000 and 9 months in fiscal 1999. In addition, as a result of the Agripac acquisition, interest expense has been included for 12 months in fiscal 2000 and 4 months in fiscal 1999. This increase is also associated with an overall increase in prevailing interest rates which occurred over the last year.

Amortization of Debt Issue Costs Associated with the Bridge Facility: In order to consummate the DFVC Acquisition, Agrilink Foods entered into a $200 million bridge loan facility (the "Bridge Facility"). The Bridge Facility was repaid with the proceeds from the new senior subordinated note offering (see NOTE 8 to the "Notes to Consolidated Financial Statements" - "Debt - Senior Subordinated Notes 11-7/8 Percent due 2008"). Debt issuance costs associated with the Bridge Facility were $5.5 million and were fully amortized during the second quarter of fiscal 1999.

Tax Provision: The tax provision of $8.5 million in fiscal 2000 represents a reduction of $16.2 million from the prior year. Of this decrease, $25.2 million is attributable to the provision associated with the fiscal 1999 gain on sale of the aseptic operations and the tax benefit of $2.1 million associated with the amortization of debt issue costs also in fiscal 1999. In fiscal 2000, the sale of certain intangibles in conjunction with the pickle sale negatively impacted the Cooperative's effective tax rate. As previously outlined, the Cooperative's effective tax rate has historically been negatively impacted by the non-deductibility of certain amounts of goodwill. The Cooperative's effective tax rate is also impacted by the net proceeds distributed to members. A further discussion of tax matters is included at NOTE 9 to the "Notes to Consolidated Financial Statements."

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

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Consolidated Statement of Cash Flows for fiscal 2001 compared to fiscal 2000.

Net cash provided by operating activities of $50.2 million in fiscal 2001 increased $58.6 million from the fiscal 2000 net cash used in operations of $8.4 million. This change primarily resulted from a reduction in inventory resulting from the sale of the private label canned vegetable and pickle businesses in November 1999 and June 2000, respectively. In addition, reductions in the fiscal 2001 inventory intake resulted from poor agricultural conditions in the eastern part of the country. The reduction in inventory levels also impacted the cash used to liquidate accounts payable and other accruals. The change in accounts receivable is offset by a change in accruals associated with promotional activity recorded within accounts payable and accrued expenses.

The purchase of inventory by Agrilink Foods from AgriFrozen had no significant impact on operating cash flow as the increase in inventories was offset by a corresponding increase in accounts payable. The purchase price of the AgriFrozen inventory was $31.6 million, of which $10.0 million was paid on April 1, 2001, and the remaining balance was paid on August 1, 2001. See NOTE 4 to the "Notes to Consolidated Financial Statements.

Net cash used in investing activities was significantly impacted by the sale of the Cambria, Wisconsin facility and the private label canned vegetable and pickle business dispositions in fiscal 2000. The activities accounted for approximately $63.2 million in proceeds in fiscal 2000. Proceeds from disposals in fiscal 2001 amounted to $5.8 million and were primarily associated with the sale of equipment utilized in production of pickles and other related products to Dean Pickle and Specialty Products. The Company's investment in property, plant and equipment remained relatively unchanged during fiscal 2001, decreasing $0.8 million. Property, plant and equipment purchases were for general operating purposes.

Net cash used in financing activities decreased by $2.2 million. The change was primarily due to lower levels of borrowings under Agrilink Foods' Revolving Credit Facility.

AGRILINK FOODS DEBT

Credit Facility (Bank Debt): In connection with the DFVC Acquisition, Agrilink Foods entered into a Credit Facility with Harris Bank as Administrative Agent, the Bank of Montreal as Syndication Agent, and the lenders thereunder. The Credit Facility consists of a $200 million Revolving Credit Facility and a $455 million Term Loan Facility. The Term Loan Facility is comprised of the Term A Facility, which has a maturity of five years, the Term B Facility, which has a maturity of six years, and the Term C Facility, which has a maturity of seven years. The Revolving Credit Facility has a maturity of five years. All previous bank debt was repaid in conjunction with the execution of the Credit Facility.

The Credit Facility bears interest, at Agrilink Foods' option, at the Administrative Agent's alternate base rate or the London Interbank Offered Rate ("LIBOR") plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.25 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 3.00 percent for loans under the Term B Facility and (z) 3.25 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 3.00 percent for loans under the Revolving Credit Facility and the Term A Facility, (y) 4.00 percent for loans under the Term B
Facility and (z) 4.25 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. The fiscal 2001 weighted-average rate of interest applicable to the Term Loan Facility was 9.97 percent. In addition, Agrilink Foods pays a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

Upon consummation of the DFVC Acquisition, Agrilink Foods drew $455 million under the Term Loan Facility, consisting of $100 million, $175 million and $180 million of loans under the Term A Facility, Term B Facility and Term C Facility, respectively. Additionally, Agrilink Foods drew $93 million under the Revolving Credit Facility for seasonal working capital needs and $14.3 million under the Revolving Credit Facility was issued for letters of credit. During December 1998, Agrilink Foods' primary lender exercised its right under the Credit Facility to transfer $50 million from the Term A Facility to the Term B and Term C Facilities in increments of $25 million.

Utilizing outstanding balances at June 30, 2001, the Term Loan Facility is subject to the following amortization schedule:

(Dollars in Millions)

Fiscal Year    Term Loan A     Term Loan B    Term Loan C        Total
-----------    -----------     -----------    -----------        -----

    2002         $  10.0          $  0.4         $   0.4        $  10.8
    2003            10.0             0.4             0.4           10.8
    2004             6.4             0.4             0.4            7.2
    2005             0.0           189.0             0.4          189.4
    2006             0.0             0.0           193.4          193.4
                 -------          ------         -------        -------
                 $  26.4          $190.2         $195.0         $ 411.6
                 =======          ======         ======         =======

The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the Credit Facility. During fiscal 2001, Agrilink Foods made mandatory prepayments of $3.2 million from proceeds of the pickle machinery and equipment. In addition, during fiscal 2001, principal payments of $13.5 million were made on the Term Loan facilities.

Agrilink Foods' obligations under the Credit Facility are collateralized by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's current and future subsidiaries (excluding AgriFrozen), and (iii) all of Agrilink Foods' rights under the agreement to acquire DFVC (principally indemnification rights) and the Marketing and Facilitation Agreement between Agrilink Foods and Pro-Fac. Agrilink Foods' obligations under the Credit Facility are guaranteed by Pro-Fac (excluding AgriFrozen) and certain of Agrilink Foods' subsidiaries.

The Credit Facility contains customary covenants and restrictions on Agrilink Foods' ability to engage in certain activities, including, but not limited to:
(i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. Under the Credit Facility, the assets, liabilities, and results of operations of AgriFrozen are not consolidated with Pro-Fac for purposes of determining compliance with the covenants. In August 2001, September 2000, and August 1999, Agrilink Foods entered into amendments to the original covenants. In conjunction with these amendments, Agrilink Foods incurred fees of approximately $1.5 million, $1.7 million and $2.6 million, respectively. These fees are being amortized over the remaining life of the Credit Facility.

The August 2001 amendment imposes contingent fees and possible increases in interest rates under the Credit Facility based in part on the ability of the Company to raise equity, and deleverage its balance sheet within certain timeframes. To this end, the Company has engaged a financial advisor to assist it in raising a minimum of $100 million through a private placement of an as yet unspecified class of securities of the Company. The amount of such contingent fees is also impacted by EBITDA which the Company achieves for its fiscal year ending in June 2002.

Senior Subordinated Notes - 11 7/8 Percent (due 2008): To extinguish the Subordinated Bridge Facility used to consummate the DFVC Acquisition, Agrilink Foods issued Senior Subordinated Notes ("the Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the Notes accrues at the rate of 11-7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The Notes represent general unsecured obligations of Agrilink Foods, subordinated in right of payment to certain other debt obligations of Agrilink Foods (including Agrilink Foods' obligations under the Credit Facility). The Notes are guaranteed by Pro-Fac and certain of Agrilink Foods' subsidiaries.

The Notes contain customary covenants and restrictions on Agrilink Foods' ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens; (ii) limitations on consolidations, mergers, sales of assets, transactions with affiliates; and
(iii) limitations on dividends and other distributions. Agrilink Foods is in compliance with all covenants, restrictions, and requirements under the Notes.

Subordinated Bridge Facility: To complete the DFVC Acquisition, Agrilink Foods entered into a Subordinated Bridge Facility (the "Bridge Facility"). During November 1998, the net proceeds from the sale of the Notes, together with borrowings under the Revolving Credit Facility, were used to repay all the indebtedness outstanding ($200 million plus accrued interest) under the Bridge Facility. The outstanding indebtedness under the Bridge Facility accrued interest at an approximate rate per annum of 10 1/2 percent. Debt issuance costs associated with the Bridge Facility of $5.5 million were fully amortized during the second quarter of fiscal 1999.

Subordinated Promissory Note: As partial consideration for the DFVC Acquisition, Agrilink Foods issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the stated rates on the note are below market value, Agrilink Foods has imputed the appropriate discount utilizing an effective interest rate of 11-7/8 percent. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by Agrilink Foods of additional subordinated promissory notes identical to the note. Agrilink Foods satisfied this requirement in fiscal 2001 through the issuance of five additional promissory notes each for approximately $0.4 million. Interest accruing after November 22, 2003 is payable in cash. The notes may be prepaid at Agrilink Foods' option without premium or penalty.

The note is expressly subordinate to the Credit Facility and the Notes and contains no financial covenants. The note is guaranteed by Pro-Fac.

On December 1, 2000, Dean Foods sold the Subordinated Note to Great Lakes Kraut Company, LLC, a joint venture between the Company and Flanagan Brothers, Inc. This sale did not affect the terms of the note.

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

AGRIFROZEN DEBT

Credit Agreement and Subordinated Note Agreement of AgriFrozen: With respect to AgriFrozen's Credit Facility, AgriFrozen was not in compliance with certain financial tests and ratios, and certain restrictions and limitations, which constituted defaults under the loan agreement. The lender to AgriFrozen was unwilling to commit to extend further credit to AgriFrozen. In part, because of these issues and as a result of continued pressure on the private label/industrial business sectors served by AgriFrozen, the board of directors of AgriFrozen decided in January 2001 to cease operations. Subsequently, AgriFrozen surrendered its inventory assets to the lender.

AgriFrozen's obligations are not guaranteed by Pro-Fac or Agrilink Foods and are expressly non-recourse as to Pro-Fac and Agrilink Foods. In addition, neither Pro-Fac nor Agrilink Foods pledged any of their respective properties as security for AgriFrozen's indebtedness. As such, the current circumstances of AgriFrozen's debt and liquidity are not expected to have a material affect on the business of Pro-Fac or Agrilink Foods. In addition, on February 15, 2001, Pro-Fac abandoned its ownership interest in AgriFrozen and, accordingly, eliminated all balances related to AgriFrozen, including debt effective that date. In conjunction with this action, Pro-Fac recognized a loss of $1,000, which represented its investment in AgriFrozen.

OTHER MATTERS

Capital Expenditures: Agrilink Foods anticipates that capital expenditures for fiscal years 2002 and 2003 will be approximately $20 million to $25 million per annum. Agrilink Foods believes that cash flow from operations and borrowings under bank facilities will be sufficient to meet its liquidity requirements for the foreseeable future.

Short- and Long-Term Trends: Throughout fiscal 2001 and 2000, the Cooperative has focused on its core businesses and growth opportunities. During the fourth quarter of fiscal 2001, Agrilink Foods initiated a national launch of its most recent new product, Birds Eye Simply Grillin'. Simply Grillin' is a preseasoned blend of top quality Birds Eye vegetables in a foil tray. Net sales associated with this new product were $11.3 million. Management estimates that Birds Eye Simply Grillin' will achieve $35 million of net sales in fiscal 2002. During fiscal 1999, Agrilink Foods acquired the frozen and canned vegetable business of Dean Foods. Agrilink Foods believes that the DFVC Acquisition strengthened its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification. A complete description of the acquisition and disposal activities completed is outlined at NOTE 3 to the "Notes to Consolidated Financial Statements."

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

The crop and yield resulting from the 2000 growing season, while significantly lower than anticipated in the eastern part of the country, proved to be adequate throughout the industry. However, the weather conditions which significantly impacted corn yields did result in higher pricing for this commodity.

For the 2001 crop season, dry weather conditions in the Company's New York and Midwest growing regions may negatively impact production costs. Management has initiated cost reduction steps, and is actively pursuing additional cost reduction initiatives in order to fully offset any crop-related production cost increases.

Supplemental Information on Inflation: The changes in costs and prices within the Company's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by changes caused by inflation.

New Accounting Pronouncements: In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." The consensus addresses the recognition, measurement, and income statement classification for sales incentives that a company offers to its customers. Accordingly, coupon expense, now classified as selling, general and administrative expense, will be reclassified as a reduction of gross sales and all prior periods will also be reclassified to reflect this modification. The adoption of EITF Issue 00-14 is not expected to materially impact the Cooperative's financial statements. The Cooperative estimates that its coupon expense is approximately $6.5 to $8.5 million per year. The Cooperative must adopt EITF Issue 00-14 in the third quarter of fiscal 2002, however, Agrilink Foods anticipates it will adopt this pronouncement in the first quarter of fiscal 2002.

In April 2001, the EITF reached a final consensus on Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The consensus addresses the accounting treatment and income statement classification for certain sales incentives, including cooperative advertising arrangements, buydowns, and slotting fees. The consensus requires that such amounts, now classified by the Cooperative as selling, general, and administrative expense, be reclassified as a reduction of gross sales. These guidelines will become effective for the Cooperative during the third quarter of fiscal 2002. The Cooperative is currently reviewing this pronouncement to determine the dollar value of the reclassification. The adoption of EITF 00-25 will not impact the Cooperative's profitability.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other
Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting of goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." The statement will modify how an entity initially accounts for goodwill and other intangible assets, assesses for subsequent impairment, and the requirement to amortize these assets. The provisions of SFAS No. 142 must be adopted for fiscal years beginning after December 15, 2001, with early application permitted for companies with fiscal years beginning after March 15, 2001. The Cooperative is currently assessing the impact of implementation on its results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Cooperative, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates, certain commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Cooperative may enter into derivative contracts.

Foreign Currency: Agrilink Foods manages its foreign currency related risk primarily through the use of foreign currency forward contracts. The contracts held by the Agrilink Foods are denominated in Mexican pesos.

Agrilink Foods has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At June 30, 2001, Agrilink Foods had cash flow hedges for the Mexican peso with maturity dates ranging from July 2001 to May 2002. The fair value of these open contracts was an after-tax gain of approximately $0.6 million recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. For the year ended June 30, 2001, approximately $0.3 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                          Foreign Currency
                                                               Forward
                                                          -----------------
Contract amounts                                          124 million Pesos
Weighted average settlement exchange rate                     10.7966%

Commodity Prices: Agrilink Foods is exposed to commodity price risk related to forecasted purchases of soybean oil, an ingredient in the manufacture of salad dressings and mayonnaise. To mitigate this risk, Agrilink Foods designates soybean oil forward contracts as cash flow hedges of its forecasted soybean oil purchases. Agrilink Foods maintained soybean oil contracts that hedged approximately 70 percent of its planned soybean oil requirements during fiscal 2001. These contracts were either sold or expired during fiscal 2001, and a loss of $0.2 million was recorded in cost of goods sold.

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

Agrilink Foods is also exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, Agrilink Foods designates a swap agreement as a cash flow hedge of its forecasted corrugated purchases. Agrilink Foods hedged approximately 80 percent of its planned corrugated requirements. The agreement had no fair value and terminated on June 30, 2001.

Interest Rates: Agrilink Foods is exposed to interest rate risk primarily through its borrowing activities. The majority of the Company's long-term borrowings are variable rate instruments. Agrilink Foods entered into two interest rate swap contracts under which the company agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged and no other cash payments are made. Two interest rate swap contracts were entered into with a major financial institution in order to minimize credit risk.

The first interest rate swap contract required payment of a fixed rate of interest (4.96 percent) and the receiving of a variable rate of interest (three-month LIBOR of 4.85 percent as of June 30, 2001) on $150 million notional amount of indebtedness. Agrilink Foods had a second interest rate swap contract to pay a fixed rate of interest (5.32 percent) and receive a variable rate of interest (three-month LIBOR of 4.85 percent as of June 30, 2001) on $100 million notional amount of indebtedness. Approximately 61 percent of the underlying debt is being hedged with these interest rate swaps.

Agrilink Foods designates these interest rate swap contracts as cash flow hedges. The fair value of the cash flow hedge is generally deferred to other comprehensive income and reclassified into interest expense over the life of the hedge. However, to the extent that any of these contracts are not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. At June 30, 2001, these interest rate swap contracts were not considered effective, and the fair value of the contracts, an after-tax loss of $0.4 million, was reported in earnings.

The following is a summary of Agrilink Foods' interest rate swap agreements:

                                                            June 30, 2001
                                                        ---------------------
Interest Rate Swap:
Variable to Fixed - notional amount                         $250 million
Average pay rate                                            4.96 - 5.32%
Average receive rate                                    Floating rate - 4.85%
Maturities through                                          October 2001

In a declining interest rate market, the benefits of the hedge position are minimized, however, Agrilink Foods continues to monitor market conditions to adjust its hedging position as it considers necessary.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

    ITEM                                                                                                                     Page

Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements....................................................................   27
   Report of Independent Accountants.......................................................................................   28
   Consolidated Financial Statements:
     Consolidated Statements of Operations, Net Proceeds, and Comprehensive Income for the years ended June 30, 2001,
       June 24, 2000, and June 26, 1999....................................................................................   29
     Consolidated Balance Sheets as of June 30, 2001 and June 24, 2000.....................................................   30
     Consolidated Statements of Cash Flows for the years ended June 30, 2001, June 24, 2000, and June 26, 1999.............   31
     Consolidated Statements of Changes in Shareholders' and Members' Capitalization and Redeemable Stock
       for the years ended June 30, 2001, June 24, 2000, and June 26, 1999.................................................   33
     Notes to Consolidated Financial Statements............................................................................   34
     Selected Quarterly Financial Data.....................................................................................   63

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



/s/ Dennis M. Mullen                   /s/ Earl L. Powers
------------------------------------   ----------------------------------------
    Dennis M. Mullen                       Earl L. Powers
    President and                          Executive Vice President Finance and
    Chief Executive Officer                Chief Financial Officer
    Agrilink Foods, Inc.                   Agrilink Foods, Inc.


                                           Treasurer
                                           Pro-Fac Cooperative, Inc.
    August 3, 2001

                        Report of Independent Accountants


To the Shareholders and
Board of Directors of
Pro-Fac Cooperative, Inc.


In our opinion, the consolidated financial statements listed under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Pro-Fac Cooperative, Inc. and its subsidiaries at June 30, 2001 and June 24, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Cooperative's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements also included an audit of the financial statement schedule listed in the accompanying index and appearing under Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the fiscal years ended June 30, 2001, June 24, 2000, and June 26, 1999 when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP



/s/ PricewaterhouseCoopers LLP
   Rochester, New York
   August 3, 2001, except for the eighth paragraph of NOTE 8, for which the date is September 5, 2001.

                              FINANCIAL STATEMENTS


Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Statements of Operations, Net Proceeds, and Comprehensive Income
(Dollars in Thousands)

                                                                                                Fiscal Years Ended
                                                                                ------------------------------------------------
                                                                                June 30, 2001    June 24, 2000     June 26, 1999
                                                                                -------------    -------------     -------------

Net sales                                                                        $ 1,339,211      $ 1,306,659       $ 1,292,021
Cost of sales                                                                       (956,182)        (919,029)         (928,262)
                                                                                 ------------     -----------       -----------
Gross profit                                                                         383,029          387,630           363,759
Selling, administrative, and general expenses                                       (298,283)        (288,511)         (293,646)
Gains on sales of assets                                                                   0            6,635            64,734
Restructuring                                                                              0                0            (5,000)
Income from joint venture                                                              1,779            2,418             2,787
                                                                                 -----------      -----------       -----------
Operating income                                                                      86,525          108,172           132,634
Interest expense                                                                     (85,073)         (83,511)          (67,420)
Amortization of debt issue costs associated with the Bridge Facility                       0                0            (5,500)
                                                                                 -----------      -----------       -----------
Pretax income before extraordinary item, dividends, and
   allocation of net proceeds                                                          1,452           24,661            59,714
Tax provision                                                                           (968)          (8,497)          (24,746)
                                                                                 ------------     -----------       -----------
Income before extraordinary item, dividends, and allocation of net proceeds              484           16,164            34,968
Extraordinary item relating to the early extinguishment of debt (net of
   income taxes)                                                                           0                0           (18,024)
                                                                                 -----------      -----------       -----------
Net income                                                                       $       484      $    16,164       $    16,944
                                                                                 ===========      ===========       ===========

Allocation of Net Proceeds:
   Net income                                                                    $       484      $    16,164       $    16,944
   Dividends on common and preferred stock                                            (8,123)          (7,410)           (6,734)
                                                                                 ------------     -----------       -----------
   Net (deficit)/proceeds                                                             (7,639)           8,754            10,210
   Allocation from/(to) earned surplus                                                 7,639           (3,832)          (10,210)
                                                                                 -----------      -----------       -----------
   Net proceeds available to members                                             $         0      $     4,922       $         0
                                                                                 ===========      ===========       ===========

Allocation of net proceeds available to members:
   Payable to members currently (30% of qualified proceeds
     available to members in fiscal 2000)                                        $         0      $     1,477       $         0

   Allocated to members but retained by the Cooperative:
     Qualified retains                                                                     0            3,445                 0
                                                                                 -----------      -----------       -----------
     Net proceeds available to members                                           $         0      $     4,922       $         0
                                                                                 ===========      ===========       ===========

Net income                                                                       $       484      $    16,164       $    16,944
Other comprehensive income:
     Unrealized gain on hedging activity, net of taxes                                   618                0                 0
     Minimum pension liability                                                           (48)             238              (155)
                                                                                 -----------      -----------       -----------
Comprehensive income                                                             $     1,054      $    16,402       $    16,789
                                                                                 ===========      ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)

                                     ASSETS

                                                                                                         June 30, 2001 June 24, 2000
Current assets:
   Cash and cash equivalents                                                                             $    7,656    $    4,994
   Accounts receivable, trade (net of allowances for doubtful accounts of $843 and  $998, respectively)      85,543       101,065
   Accounts receivable co-pack activity and other                                                             7,949        10,488
   Income taxes refundable                                                                                      938         9,869
   Inventories                                                                                              313,856       341,931
   Current investment in CoBank                                                                               3,998         2,927
   Prepaid manufacturing expense                                                                             22,427        26,364
   Prepaid expenses and other current assets                                                                 19,603        19,688
   Current deferred tax asset                                                                                 2,202        12,176
                                                                                                         ----------    ----------
       Total current assets                                                                                 464,172       529,502
Investment in CoBank                                                                                         10,660        16,203
Investment in joint venture                                                                                   8,018         6,775
Property, plant, and equipment, net                                                                         305,531       348,359
Assets held for sale at net realizable value                                                                    120           339
Goodwill and other intangible assets (net of accumulated amortization of  $38,108 and
  $28,248, respectively)                                                                                    248,777       258,545
Other assets                                                                                                 24,073        27,543
                                                                                                         ----------    ----------
       Total assets                                                                                      $1,061,351    $1,187,266
                                                                                                         ==========    ==========

            LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
   Notes payable - Agrilink Foods                                                                        $        0    $    5,700
   Notes payable - AgriFrozen Foods                                                                               0        44,100
   Current portion of obligations under capital leases                                                          316           218
   Current portion of long-term debt                                                                         15,599        16,583
   Accounts payable                                                                                         117,931        91,672
   Accrued interest                                                                                           9,253        11,398
   Accrued employee compensation                                                                             10,081        11,216
   Other accrued expenses                                                                                    49,345        66,397
   Dividends payable                                                                                             36            41
   Amounts due Class A members                                                                               17,983        21,696
                                                                                                         ----------    ----------
       Total current liabilities                                                                            220,544       269,021
Obligations under capital leases                                                                                571           520
Long-term debt                                                                                              631,128       679,205
Deferred income tax liabilities                                                                              26,376        36,825
Other non-current liabilities                                                                                29,417        33,852
Non-controlling interest in AgriFrozen Foods                                                                      0         8,000
                                                                                                         ----------    ----------
       Total liabilities                                                                                    908,036     1,027,423
                                                                                                         ----------    ----------
Commitments and contingencies
Class B cumulative redeemable preferred stock, liquidation preference $10 per share, authorized 500,000 shares; issued and outstanding 23,923
     and 23,664 shares, respectively                                                                            239           237
Class A common stock, par value $5, authorized 5,000,000 shares
                                                                June 30, 2001           June 24, 2000
                                                                -------------           -------------

   Shares issued                                                 2,257,479               2,132,981
   Shares subscribed                                                97,243                 233,977
                                                                 ---------               ---------
       Total subscribed and issued                               2,354,722               2,366,958
   Less subscriptions receivable in installments                   (97,243)               (233,977)
                                                                 ---------               ---------
       Total issued and outstanding                              2,257,479               2,132,981           11,287        10,665
                                                                 =========               =========
Class B common stock, par value $5, authorized 1,600,000 shares;
   issued and outstanding 723,229 and 723,229 shares, respectively                                                0             0
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                                    10,699        16,591
   Non-qualified allocation to members                                                                            0           300
Non-cumulative preferred stock, par value $25, authorized 5,000,000
   shares; issued and outstanding 32,308 and 34,400 shares, respectively                                        808           860
Class A cumulative preferred stock, liquidation preference $25 per share;
   authorized 10,000,000 shares; issued and outstanding 4,495,443 and
     4,249,007 shares, respectively                                                                         112,386       106,225
Special membership interests                                                                                      0             0
Earned surplus                                                                                               17,851        25,490
Accumulated other comprehensive income:
   Unrealized gain on hedging activity                                                                          618             0
   Minimum pension liability adjustment                                                                        (573)         (525)
                                                                                                         ----------    ----------
       Total shareholders' and members' capitalization                                                      141,789       148,941
                                                                                                         ----------    ----------
       Total liabilities and capitalization                                                              $1,061,351    $1,187,266
                                                                                                         ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

                                                                                            Fiscal Years Ended
                                                                            -------------------------------------------------------
                                                                            June 30, 2001        June 24, 2000        June 26. 1999
                                                                            -------------        -------------        -------------
Cash Flows from Operating Activities:
   Net income                                                                $     484           $   16,164            $  16,944
   Estimated cash payments to Class A members                                        0               (1,477)                   0
   Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
     Extraordinary item relating to the early extinguishment of debt
       (net of income taxes)                                                         0                    0               18,024
     Interest-in-kind on subordinated promissory note                            2,069                1,571                  782
     Gains on sales of assets                                                        0               (6,635)             (64,734)
     Loss on disposal of assets                                                      0                    0                  353
     Amortization of goodwill and other intangible assets                        9,860                8,768                9,396
     Amortization of debt issue costs and amendment costs and discount on
       subordinated promissory note                                              5,217                4,805                7,678
     Depreciation                                                               31,911               32,605               24,752
     Provision for deferred taxes                                                3,358               13,636                9,949
     Provision for losses on accounts receivable                                   610                  201                  208
     Equity in undistributed earnings of joint venture                          (1,243)                 (96)                 (95)
     Equity in undistributed earnings of CoBank                                    (97)                (412)                (520)
     Change in assets and liabilities, net of effects of business dispositions:
       Accounts receivable                                                      11,573              (10,992)                  32
       Inventories and prepaid manufacturing expense                           (20,570)             (66,754)              34,388
       Income taxes payable/refundable                                           8,931                1,426               (5,231)
       Accounts payable and accrued expenses                                     8,518              (15,746)             (52,639)
       Amounts due Class A members                                              (3,713)               1,651                 (591)
       Other assets and liabilities                                             (6,708)              12,860              (15,983)
                                                                             ----------          ----------            ---------
Net cash provided by/(used in) operating activities                             50,200               (8,425)             (17,287)
                                                                             ---------           ----------            ---------
Cash Flows from Investing Activities:
   Purchase of property, plant, and equipment                                  (26,170)             (26,983)             (23,787)
   Proceeds from disposals of property, plant, and equipment                     5,326               63,955               93,486
   Proceeds from sales of idle facilities                                          494                  405                1,427
   Proceeds from investment in CoBank                                            4,259                3,378                2,795
   Cash paid for acquisitions                                                        0                 (250)            (516,052)
                                                                             ---------           ----------            ---------
Net cash (used in)/ provided by investing activities                           (16,091)              40,505             (442,131)
                                                                             ----------          ----------            ---------
Cash Flows from Financing Activities:
   Net (payments on)/proceeds from short-term debt                              (3,600)              (5,100)              54,900
   Proceeds from issuance of long-term debt                                          0                    0              719,263
   Payments on long-term debt                                                  (18,084)             (18,470)            (287,574)
   Payments on capital leases                                                     (449)                (239)                (283)
   Cash paid for debt issuance costs and amendments                             (1,730)              (2,624)             (19,354)
   Issuance of stock, net of repurchases                                           622                  662                  844
   Cash portion of non-qualified conversion                                        (83)                (445)                (153)
   Cash dividends paid                                                          (8,123)              (7,410)              (6,734)
                                                                             ----------          ----------            ---------
Net cash (used in)/provided by financing activities                            (31,447)             (33,626)             460,909
                                                                             ----------          ----------            ---------
Net change in cash and cash equivalents                                          2,662               (1,546)               1,491
Cash and cash equivalents at beginning of period                                 4,994                6,540                5,049
                                                                             ---------           ----------            ---------
Cash and cash equivalents at end of period                                   $   7,656           $    4,994            $   6,540
                                                                             =========           ==========            =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                                $  80,301           $   72,702            $  65,760
                                                                             =========           ==========            =========
     Income taxes, net                                                       $   7,620           $    6,622            $  14,742
                                                                             =========           ==========            =========

     Acquisition of Flavor Destinations trademark:
       Goodwill and other intangible assets                                  $       0           $      250            $       0
                                                                             =========           ==========            =========

     Acquisition of Agripac, Inc.:
       Accounts receivable                                                   $       0           $        0            $  12,563
       Inventories                                                                   0                    0               39,055
       Property, plant, and equipment                                                0                    0               30,327
       Prepaid expenses and other current assets                                     0                    0                1,063
       Discount on subordinated note                                                 0                    0                8,157
       Other non-current assets                                                      0                    0                4,000
       Other accrued expenses                                                        0                    0              (10,644)
       Other non-current liabilities                                                 0                    0               (4,000)
       Non-controlling interest                                                      0                    0               (8,000)
                                                                             ---------           ----------            ---------
                                                                                     0                    0               72,521
       Escrow                                                                        0                    0                6,413
                                                                             ---------           ----------            ---------
                                                                                     0                    0               78,934
       Discount on subordinated note                                                 0                    0               (8,157)
                                                                             ---------           ----------            ---------
                                                                             $       0           $        0            $  70,777
                                                                             =========           ==========            =========

The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Statements of Cash Flows (Continued)
(Dollars in Thousands)
                                                                                              Fiscal Years Ended
                                                                            -----------------------------------------------------
                                                                            June 30, 2001         June 24, 2000       June 26, 1999
                                                                            -------------         -------------       --------------
     Acquisition of Erin's Gourmet Popcorn:
       Inventories                                                           $       0            $       0            $      33
       Property, plant, and equipment                                                0                    0                   26
       Goodwill and other intangible assets                                          0                    0                  554
                                                                             ---------            ---------            ---------
                                                                             $       0            $       0            $     613
                                                                             =========            =========            =========

     Acquisition of Dean Foods Vegetable Company:
       Accounts receivable                                                   $       0            $       0            $  24,201
       Current deferred tax asset                                                    0                    0               30,645
       Inventories                                                                   0                    0              195,674
       Prepaid expenses and other current assets                                     0                    0                6,374
       Property, plant, and equipment                                                0                    0              157,227
       Assets held for sale                                                          0                    0                   49
       Goodwill and other intangible assets                                          0                    0              178,377
       Accounts payable                                                              0                    0              (40,865)
       Accrued employee compensation                                                 0                    0               (8,437)
       Other accrued expenses                                                        0                    0              (74,845)
       Long-term debt                                                                0                    0               (2,752)
       Subordinated promissory note                                                  0                    0              (22,590)
       Other assets and liabilities, net                                             0                    0               (2,453)
                                                                             ---------            ---------            ---------
                                                                             $       0            $       0            $ 440,605
                                                                             =========            =========            =========

     Acquisition of J.A. Hopay Distributing Co., Inc.:
       Accounts receivable                                                   $       0            $       0            $     420
       Inventories                                                                   0                    0                  153
       Property, plant, and equipment                                                0                    0                   51
       Goodwill and other intangible assets                                          0                    0                3,303
       Other accrued expenses                                                        0                    0                 (251)
       Obligation for covenant not to compete                                        0                    0               (1,363)
                                                                             ---------            ---------            ----------
                                                                             $       0            $       0            $   2,313
                                                                             =========            =========            =========

Supplemental schedule of non-cash investing and financing activities:
         Conversion of retains to preferred stock                            $   5,975            $  13,732            $   4,648
                                                                             =========            =========            =========
         Net proceeds allocated to members but retained by the Cooperative   $       0            $   3,445            $       0
                                                                             =========            =========            =========
         Capital lease obligations incurred                                  $     448            $     171            $     320
                                                                             =========            =========            =========

The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Statements of Changes in Shareholders' and Members' Capitalization and Redeemable Stock

(Dollars in Thousands)

                                                                                                  Fiscal Years Ended
                                                                                     --------------------------------------------
                                                                                     June 30,          June 24,           June 26,
                                                                                       2001              2000               1999
                                                                                    ----------       -----------       -----------
Retained earnings allocated to members:
Qualified retains:
   Balance at beginning of period                                                   $   16,591       $   25,573        $   29,765
   Net proceeds allocated to members                                                         0            3,445                 0
   Converted to preferred stock                                                         (5,892)         (12,427)           (4,191)
   Cash paid in lieu of fractional shares                                                    0                0                (1)
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                         $   10,699       $   16,591        $   25,573
                                                                                    ----------       ----------        ----------

Non-qualified retains:
   Balance at beginning of period                                                   $      300       $    2,050        $    2,660
   Distribution of non-qualified retains
     Cash paid                                                                             (83)            (445)             (153)
     Converted to preferred stock                                                         (217)          (1,305)             (457)
                                                                                    ----------       ----------        -----------
   Balance at end of period                                                                  0              300             2,050
                                                                                    ----------       ----------        ----------
Total retains allocated to members at end of period                                 $   10,699       $   16,891        $   27,623
                                                                                    ----------       ----------        ----------

Non-cumulative preferred stock:
   Balance at beginning of period                                                   $      860       $      991        $    1,125
   Conversion to cumulative preferred stock                                                (52)            (131)             (134)
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                         $      808       $      860        $      991
                                                                                    ----------       ----------        ----------

Cumulative preferred stock:
   Balance at beginning of period                                                   $  106,225       $   92,362        $   87,580
   Converted from non-cumulative preferred stock                                            52              131               134
   Converted from non-qualified retains                                                    217            1,305               457
   Converted from qualified retains                                                      5,892           12,427             4,191
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                         $  112,386       $  106,225        $   92,362
                                                                                    ----------       ----------        ----------

Earned surplus:
   Balance at beginning of period                                                   $   25,490       $   21,658        $   11,448
   Allocation (from)/to earned surplus                                                  (7,639)           3,832            10,210
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                         $   17,851       $   25,490        $   21,658
                                                                                    ----------       ----------        ----------

Accumulated other comprehensive income:
   Balance at beginning of period                                                   $     (525)      $     (763)       $     (608)
   Minimum pension liability adjustment                                                    (48)             238              (155)
   Unrealized gain on hedging activity                                                     618                0                 0
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                                 45             (525)             (763)
                                                                                    ----------       ----------        ----------
Total shareholders' and members' capitalization                                     $  141,789       $  148,941        $  141,871
                                                                                    ==========       ==========        ==========

Redeemable stock:
Class B cumulative preferred stock:
   Balance at beginning of period                                                   $      237       $      261        $      270
   (Repurchased)/issued, net                                                                 2              (24)               (9)
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                         $      239       $      237        $      261
                                                                                    ==========       ==========        ==========

Common stock:
   Balance at beginning of period                                                   $   10,665       $    9,979        $    9,129
   Issued/(repurchased), net                                                               622              686               850
                                                                                    ----------       ----------        ----------
   Balance at end of period                                                         $   11,287       $   10,665        $    9,979
                                                                                    ==========       ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

            PRO-FAC COOPERATIVE, INC. AND CONSOLIDATED SUBSIDIARY
                              AGRILINK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pro-Fac is an agricultural cooperative which processes and markets crops grown by its members through its wholly-owned subsidiary Agrilink Foods, Inc. ("Agrilink Foods") and until February 15, 2001, through a former subsidiary, PF Acquisition II, Inc. (PFII) in which it had a controlling interest. PFII conducted business under the name AgriFrozen Foods, Inc. ("AgriFrozen"). Unless the context otherwise requires, the terms "Cooperative" and "Pro-Fac" refer to Pro-Fac Cooperative, Inc. and its subsidiary, Agrilink Foods.

Agrilink Foods has four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales is within the United States. In addition, all of the Cooperative's operating facilities, excluding one in Mexico, are within the United States. The Cooperative conducts business under the name of Agrilink. In addition, the board of directors of Agrilink Foods and Pro-Fac conduct joint meetings, coordinate their activities, and act on a consolidated basis. Although Pro-Fac Cooperative continues to be the legal name of the Cooperative, with the same structure and regulations required by bank credit agreements and bond indentures, and with the same stock symbol, "PFACP," it is presented as Agrilink for all other communications.

Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassification: Prior year information is reclassified whenever necessary to conform with the current year's presentation.

Fiscal Year: The fiscal year of Pro-Fac ends on the last Saturday in June. Fiscal 2001 comprised 53 weeks. Fiscal 2000 and 1999 comprised 52 weeks.

Consolidation: The consolidated financial statements include the Cooperative and its subsidiary, Agrilink Foods, and until February 15, 2001, AgriFrozen. The financial statements are after elimination of intercompany transactions and balances. Investments in affiliates, owned more than 20 percent but not in excess of 50 percent, are recorded under the equity method of accounting.

New Accounting Pronouncements: In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. SAB No.101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Cooperative adopted SAB No. 101 during the fourth quarter of fiscal 2001, and management believes the adoption of this pronouncement did not have a material impact on the Cooperative's financial statements or results of operations.

In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a final consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF addresses the income statement classification for shipping and handling costs and revenues. Issue 00-10 became effective during the fourth quarter of fiscal 2001. Accordingly, freight expense, previously classified as a reduction to gross sales, is now classified as a component of cost of sales and all prior periods have been reclassified to reflect this modification. Freight expense was $59.0 million, $53.2 million, and $53.1 million in fiscal 2001, 2000, and 1999, respectively. The adoption of EITF Issue 00-10 did not have a material affect on the Cooperative's financial statements and results of operations.

In January 2001, the EITF reached a partial consensus on Issue 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" which address the recognition, measurement and income statement classification for certain sales incentives (e.g., volume purchase rebates and free or discounted goods). These guidelines became effective for the Cooperative during the third quarter of fiscal 2001 and had no impact on the Cooperative's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other
Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting of goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." The statement will modify how an entity initially accounts for goodwill and other intangible assets, assesses for subsequent impairment, and the requirement to amortize these assets. The provisions of SFAS No. 142 must be adopted for fiscal years beginning after December 15, 2001, with early application permitted for companies with fiscal years beginning after March 15, 2001. The Cooperative is currently assessing the impact of implementation on its results of operations and financial position.

In July 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." The consensus addresses the recognition, measurement, and income statement classification for sales incentives that a company offers to its customers. Accordingly, coupon expense, now classified as selling, general and administrative expense, will be reclassified as a reduction of gross sales and all prior periods will also be reclassified to reflect this modification. The adoption of EITF Issue 00-14 is not expected to materially impact the Cooperative's financial statements. The Cooperative estimates that its coupon expense is approximately $6.5 to $8.5 million per year. The Cooperative must adopt EITF Issue 00-14 by the third quarter of fiscal 2002 with earlier application permitted

In April 2001, the EITF reached a final consensus on Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The consensus addressees the accounting treatment and income statement classification for certain sales incentives, including cooperative advertising arrangements, buydowns, and slotting fees. The consensus requires that slotting fees, now classified by the Cooperative as selling, general, and administrative expense, be reclassified as a reduction of gross sales. These guidelines will become effective for the Cooperative during the third quarter of fiscal 2002. The adoption of EITF 00-25 is not expected to materially impact the Cooperative's financial statements.

Restructuring: During the third quarter of fiscal 1999, Agrilink Foods began implementation of a corporate-wide restructuring program. The overall objectives of the plan were to reduce expenses, improve productivity, and streamline operations. The total restructuring charge amounted to $5.0 million and was primarily comprised of employee termination benefits. Efforts focused on the consolidation of operating functions and the elimination of approximately 5 percent of the work force. Reductions in personnel included operational and administrative positions. All remaining termination benefits were liquidated in fiscal 2001.

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

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of three months or less. There were no such short-term investments at June 30, 2001 and June 24, 2000.

Inventories: Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method. The Company provides inventory reserves for obsolete or slow moving inventory based on changes in consumer demand and other economic conditions. Reserves recorded at June 30, 2001 and June 24, 2000 were $3,135,000 and $3,385,000, respectively.

Investment in CoBank: The Company's investment in CoBank is required as a condition of borrowing. These securities are not physically issued by CoBank, but rather the Company is notified as to their monetary value. The investment is carried at cost plus the Company's share of the undistributed earnings of CoBank (that portion of patronage refunds not distributed currently in cash).

Earnings on the Company's investment in CoBank in fiscal year 2001, 2000, and 1999 amounted to $138,000, $590,000, and $743,000, respectively.

Prepaid Manufacturing Expense: Allocation of manufacturing overhead to finished goods produced is on the basis of a production period; thus at the end of each period, manufacturing costs incurred by seasonal plants, subsequent to the end of previous pack operations, are deferred and included in the accompanying balance sheet. Such costs are applied to inventory during the next production period and recognized as an element of cost of goods sold.

Property, Plant, and Equipment and Related Lease Arrangements: Property, plant, and equipment are depreciated over the estimated useful lives of the assets using the straight-line method, half-year convention, over 4 to 35 years.

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

Goodwill and Other Intangibles: Goodwill and other intangible assets include the cost in excess of the fair value of net tangible assets acquired in purchase transactions and acquired non-competition agreements and trademarks. Goodwill and other intangible assets, stated net of accumulated amortization, are amortized on a straight-line basis over 3 to 35 years. Under the current guidance of SFAS No. 121, the Cooperative periodically assesses whether there has been a permanent impairment in the value of goodwill. This is accomplished by determining whether the estimated, undiscounted future cash flows from operating activities exceed the carrying value of goodwill as of the assessment date. If the cash flows are less than the carrying value, an impairment charge would be recognized for the difference between the estimated fair value and carrying value.

Other Assets: Other assets are primarily comprised of debt issuance costs. Debt issuance costs are amortized over the term of the debt. Amortization expense incurred, including $5,500,000 of fees associated with the Bridge Facility in fiscal 1999 were approximately $2,759,000, $2,758,000, and $7,678,000, in fiscal
2001, 2000, and 1999, respectively.

Derivative Financial Instruments: The Cooperative does not engage in interest rate speculation. Derivative financial instruments are utilized to hedge interest rate risk, commodity price risk, and foreign currency related risk and are not held for trading purposes. Refer to NOTE 7 for additional disclosures of the Cooperative's hedging activities.

Income Taxes: Income taxes are provided on income for financial reporting purposes. Deferred income taxes resulting from temporary differences between financial reporting and tax reporting are appropriately classified in the balance sheet.

Pension: The Cooperative and its subsidiary have several pension plans and participate in various union pension plans which on a combined basis cover substantially all employees. Charges to income with respect to plans sponsored by the Cooperative and its subsidiaries are based upon actuarially determined costs. Pension liabilities are funded by periodic payments to the various pension plan trusts.

Casualty Insurance: The Cooperative is insured for workers compensation and automobile liability through a primarily self-insured program. The Cooperative accrues for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The accrual for casualty insurance at June 30, 2001 and June 24, 2000 was $3.8 million and $5.2 million, respectively.

Revenue Recognition: The Cooperative recognizes revenue on shipments on the date the merchandise is received by the customer and title transfers. Product sales are reported net of applicable cash discounts, and sales allowances and discounts.

Shipping and Handling Expense: Shipping and handling expenses are included as a component of cost of sales.

Advertising: Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising promotion and marketing programs are charged in the year incurred. Advertising expense incurred in fiscal year 2001, 2000, and 1999 amounted to approximately $37.5 million, $43.6 million, and $38.2 million, respectively.

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

Income from Joint Venture: Represents earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Agrilink Foods and Flanagan Brothers, Inc. See NOTE 5 to the "Notes to Consolidated Financial Statements" for additional information.

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

Comprehensive Income: Under SFAS No. 130, the Cooperative is required to display comprehensive income and its components as part of the financial statements. Comprehensive income is comprised of net earnings and other comprehensive income/(loss), which includes certain changes in equity that are excluded from net earnings. The Cooperative includes adjustments for minimum pension liabilities and unrealized holding gains and losses on hedging transactions in other comprehensive income/(loss).

Disclosures About Fair Value of Financial Instruments: The following methods and
assumptions   were  used  by  the  Cooperative  in  estimating  its  fair  value disclosures for financial instruments:

          Cash and Cash Equivalents, Accounts Receivable, and Notes Payable: The carrying amount approximates fair value because of the short maturity of these instruments.

          Long-Term Investments: The carrying value of the investment in CoBank was $14.7 million at June 30, 2001. As there is no market price for this investment, a reasonable estimate of fair value is not possible.

          Long-Term Debt: The fair value of the long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. See NOTE 8 to the "Notes to Consolidated Financial Statements."

NOTE 2. AGREEMENTS WITH AGRILINK FOODS AND AGRIFROZEN

Agrilink Foods: The contractual relationship between Pro-Fac and Agrilink Foods is defined in the Pro-Fac Marketing and Facilitation Agreement (the "Agreement"). Under the Agreement, Agrilink Foods pays Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink Foods, it may be more or less than the price Agrilink Foods would pay in the open market in the absence of the Agreement. For the fiscal years ended 2001, 2000, and 1999, the CMV for all crops supplied by Pro-Fac amounted to $69.0 million, $69.6 million, and $62.2 million, respectively. The crops purchased by Agrilink Foods from Pro-Fac Class A members represented approximately 60 percent, 55 percent, and 71 percent of the raw agricultural crops purchased by Agrilink Foods from Pro-Fac in fiscal 2001, 2000, and 1999, respectively.

Under the Agreement, Agrilink Foods is required to have on its board of directors individuals who are neither members of, nor affiliated with Pro-Fac ("Disinterested Directors"). The number of Disinterested Directors must at least equal the number of directors who are members of Pro-Fac. The volume and type of crops to be purchased by Agrilink Foods from Pro-Fac under the Agreement are determined pursuant to its annual profit plan, which requires the approval of a majority of the Disinterested Directors. In addition, under the agreement, in any year in which Agrilink Foods has earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), Agrilink Foods pays to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of Agrilink Foods (before dividing with Pro-Fac). In years in which Agrilink Foods has losses on Pro-Fac Products, Agrilink Foods reduces the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of Agrilink Foods (before dividing with Pro-Fac). Additional patronage income is paid to Pro-Fac for services provided to Agrilink Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses are determined at the end of the fiscal year, but are accrued on an estimated basis during the year. For fiscal years 2001 and 2000 such additional patronage income amounted to $0.7 million and $12.3 million, respectively. During fiscal 1999, there was no additional patronage income. Under the Agreement, Pro-Fac is required to reinvest at least 70 percent of the additional Patronage income in Agrilink Foods. Since Pro-Fac's acquisition of Agrilink Foods in 1994, Pro-Fac has invested an additional $39.0 million in Agrilink Foods.

In the first quarter of fiscal 1999, Agrilink Foods reclassified a $9.4 million demand receivable due from Pro-Fac reflecting the conversion of such receivable to a non-interest bearing, long-term obligation due from Pro-Fac having a 10-year maturity.

AgriFrozen: The contractual relationship between Pro-Fac and AgriFrozen was defined in a Marketing and Facilitation Agreement between Pro-Fac and AgriFrozen. Under the agreement, AgriFrozen purchased raw products from Pro-Fac and processed and marketed the finished products. AgriFrozen paid Pro-Fac CMV for the crops supplied by Pro-Fac. In addition, in any year in which AgriFrozen had earnings AgriFrozen would distribute such earnings to Pro-Fac for distribution to Class B members of Pro-Fac. In the event AgriFrozen experienced any losses on products, AgriFrozen would deduct the losses from the total CMV payable. As a result of the closing of AgriFrozen facilities, as discussed in
NOTE 3 to the "Notes to Consolidated Financial Statements," it is expected that the Marketing and Facilitation Agreement between Pro-Fac and AgriFrozen will be terminated at some point after June 30, 2001. It is not expected that there will be any further CMV payments or any additional earnings distributed to Class B members.

The board of directors of AgriFrozen resigned effective February 15, 2001.

Amounts received by Class B members of Pro-Fac from AgriFrozen for the year ended March 24, 2001 and March 25, 2000, for the commercial market value of crops delivered was $5.9 million and $12.4 million, respectively. In fiscal 2000 and 2001, AgriFrozen incurred losses, and in accordance with the agreement, the losses reduced the CMV payable to members.

NOTE 3. ACQUISITIONS, DISPOSALS, AND CLOSINGS

Fiscal 2001 -

Closing of AgriFrozen: On January 22, 2001, AgriFrozen announced that it was closing its frozen vegetable business facilities in Woodburn, Oregon and Walla Walla and Grandview, Washington. AgriFrozen employed approximately 600 full time employees at its various locations. There were approximately 150 growers who historically supplied crops to AgriFrozen. The closings were due to the decision by AgriFrozen's board not to plant or process crops for the 2001 growing season. The combination of the uncertainty of continued funding of the operations of AgriFrozen by its lender, current industry trends showing a decline in private label and industrial frozen vegetable sales and pricing, and the highly competitive nature of the food business were the basis for this action.

On February 15, 2001, Pro-Fac abandoned its ownership interest in AgriFrozen. Neither Pro-Fac nor Agrilink Foods guaranteed the debts of AgriFrozen or otherwise pledged any of their respective properties as security for AgriFrozen's indebtedness. All of AgriFrozen's indebtedness was expressly without recourse to Pro-Fac and Agrilink Foods. See further discussion at "Credit Agreement and Subordinated Note Agreement of AgriFrozen" at NOTE 8 to the "Notes to Consolidated Financial Statements".

At the request of AgriFrozen's lenders, Agrilink Foods submitted a proposal to purchase the inventory of AgriFrozen. The acquisition of the inventory was completed on February 16, 2001. Refer to NOTE 4, "Inventories" for additional detail of the purchase.

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

On July 21, 2000, Agrilink Foods sold the machinery and equipment utilized in the production of pickles and other related products to Dean Pickle and Specialty Products Company. No significant gain or loss was recognized on this transaction. Net proceeds of approximately $5.0 million were applied to bank loans, $3.2 million of which was applied to the Term Loan Facility and $1.8 million of which was applied to the Revolving Credit Facility.

This transaction did not include any other products carrying the Nalley brand name, including prepared canned meal products. Agrilink Foods continues to contract pack Nalley and Farman's pickle products for a period of two years, beginning June 23, 2000, at the existing Tacoma processing plant which Agrilink Foods operates.

Under a related agreement, the Cooperative supplies raw cucumbers grown in the Northwestern United States to Dean Pickle and Specialty Products Company for a minimum 10-year period at market pricing.

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

On December 17, 1999, Agrilink Foods completed the sale of the Cambria, Wisconsin processing facility to Del Monte. Agrilink received proceeds of approximately $10.5 million which were applied to bank loans ($6.0 million of which was applied to the Term Loan Facility and $4.5 million of which was applied to Agrilink's Revolving Credit Facility). A gain of approximately $2.3 million was recognized on this transaction. The sale also included an agreement for Del Monte to produce a portion of Agrilink Foods' product needs during the 2000 packing season.

Fiscal 1999 -

Acquisition  of Agripac  Frozen  Vegetable  Business:  On February 23, 1999,  PF
Acquisition II, Inc., which did business under the name AgriFrozen Foods ("AgriFrozen"), acquired the frozen vegetable business of Agripac, Inc. ("Agripac"), an Oregon cooperative. AgriFrozen was formed in January 1999 under the corporation laws of New York State. AgriFrozen was formed to acquire substantially all of the assets of Agripac related to its frozen vegetable processing business. On January 4, 1999 Agripac filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Oregon. On January 22, 1999, Agripac, as debtor-in-possession, filed a motion with the Bankruptcy Court for authority to sell substantially all of the assets comprising its frozen food processing business. The bankruptcy court confirmed the sale of Agripac's frozen food processing assets to AgriFrozen by an order entered on February 18, 1999.

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

In order to consummate the acquisition, AgriFrozen (i) entered into a credit facility with CoBank, ACB ("CoBank") (the "CoBank Credit Facility") providing for $30 million of term loan borrowings and a revolving credit facility (the "CoBank Revolving Credit Facility") of $55 million in fiscal 2000 and $50 million in each year thereafter and (ii) issued a $12 million Subordinated Promissory Note to CoBank. Neither Pro-Fac nor Agrilink Foods guaranteed the debts of AgriFrozen or otherwise pledged any of their respective properties as security for the CoBank financing. All of AgriFrozen's indebtedness is expressly without recourse to Pro-Fac and Agrilink Foods.

Phase I environmental audits were performed on the facilities acquired from Agripac, including lease properties. A number of environmental conditions requiring remedial action were identified, but none of them individually, or in the aggregate, were expected to exceed $4.0 million debt reduction for environmental remediation to be provided by CoBank.

As part of its business strategy, AgriFrozen maintained an administrative services agreement with Agrilink Foods to provide it with certain management consulting and administrative services.

The effects of the Agripac acquisition are not material and accordingly, have been excluded from the pro forma information presented below. The operations from Agripac have been included in the Cooperative's Statement of Operations since the acquisition date. See discussion of closing of this facility as highlighted above.

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

Acquisition of Dean Foods Vegetable Company: On September 24, 1998, Agrilink Foods acquired the Dean Foods Vegetable Company ("DFVC"), the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), by acquiring all the outstanding capital stock of Dean Foods Vegetable Company and Birds Eye de Mexico SA de CV (the "DFVC Acquisition"). In connection with the DFVC Acquisition, Agrilink Foods sold its aseptic business to Dean Foods. Agrilink Foods paid $360 million in cash, net of the sale of the aseptic business, and issued to Dean Foods a $30 million unsecured subordinated promissory note due November 22, 2008 (the "Dean Foods Subordinated Promissory Note"), as consideration for the DFVC Acquisition. This note was subsequently sold to Great Lakes Kraut Company, a joint venture of the Company, in December 2000. Agrilink Foods had the right, exercisable until July 15, 1999, to require Dean Foods, jointly with Agrilink Foods, to treat the DFVC Acquisition as an asset sale for tax purposes under Section 338(h)(10) of the Internal Revenue Code. On April 15, 1999, Agrilink Foods paid $13.2 million to Dean Foods and exercised the election.

After the DFVC Acquisition, DFVC was merged into Agrilink Foods. DFVC was one of the leading processors of vegetables in the United States, selling its products under well-known brand names, such as Birds Eye, Freshlike and Veg-All, and various private labels. Agrilink Foods believes that the DFVC Acquisition strengthened its competitive position by: (i) enhancing its brand recognition and market position, (ii) providing opportunities for cost savings and operating efficiencies and (iii) increasing its product and geographic diversification.

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

(Dollars in Millions)
                                                       Fiscal Year Ended
                                                         June 26, 1999
                                                       -----------------
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

In order to consummate the DFVC Acquisition and the Refinancing and to pay the related fees and expenses, Agrilink Foods: (i) entered into a new credit facility (the "Credit Facility") providing for $455 million of term loan borrowings (the "Term Loan Facility") and up to $200 million of revolving credit borrowings (the "Revolving Credit Facility"), (ii) entered into and drew upon a $200 million bridge loan facility (the "Bridge Facility") and (iii) issued the $30 million Subordinated Promissory Note to Dean Foods (This note was subsequently sold to Great Lakes Kraut Company, a joint venture of Agrilink Foods, in December 2000). The Bridge Facility was repaid during November of 1998 principally with the proceeds from a new Senior Subordinated Note Offering (the "Notes"). See NOTE 8 - "Debt - Senior Subordinated Notes 11-7/8 Percent (due
2008)." Debt issue costs of $5.5 million associated with the Bridge Facility were expensed during the quarter ended December 26, 1998.

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

The effects of the Hopay acquisition are not material and, accordingly, have been excluded from the above pro forma presentation. The operations from Hopay have been included in the Cooperative's Statement of Operations since the acquisition date.

NOTE 4. INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)
                                            June 30,          June 24,
                                              2001              2000
                                         -------------       ----------

Finished goods                             $  279,991        $  290,195
Raw materials and supplies                     33,865            51,736
                                           ----------        ----------
     Total inventories                     $  313,856        $  341,931
                                           ==========        ==========

On February 16, 2001, Agrilink Foods completed the purchase of the frozen vegetable inventory of AgriFrozen. AgriFrozen's lender sold the inventory to Agrilink Foods pursuant to a private sale under the Uniform Commercial Code after AgriFrozen voluntarily surrendered the inventory to the lender. The purchase price was $31.6 million of which $10.0 million was paid to the lender on April 1, 2001, and the remaining balance was paid on August 1, 2001. The $21.6 million is included in accounts payable at June 30, 2001. In addition, under a related agreement between Agrilink Foods and AgriFrozen, Agrilink Foods funded certain operating costs and expenses of AgriFrozen, primarily in storing and converting the purchased inventory to finished goods, during a transition period which ended on June 30, 2001. Total expenses were estimated to be approximately $7.1 million, of which $6.0 million has been funded as of June 30, 2001. This funding is net of the proceeds of available receivables not pledged to the lender. Agrilink Foods incurred fees of approximately $0.8 million related to this transaction which were expensed during the second half of fiscal 2001.

NOTE 5. INVESTMENT IN JOINT VENTURE

Formation of Sauerkraut Company: On July 1, 1997, Agrilink Foods and Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, LLC, operates as a New York limited liability company with ownership and earnings divided equally between the two companies. The joint venture is accounted for using the equity method of accounting. Summarized financial information of Great Lakes Kraut Company, LLC is as follows:

Condensed Statement of Earnings
(Dollars in Thousands)

                                               Fiscal Years Ended
                              June 30, 2001       June 24, 2000    June 26, 1999
                              -------------       -------------    -------------

Net sales                       $  30,688           $  36,126         $ 33,335
Gross profit                    $   6,744           $   9,150         $  9,392
Operating income                $   3,105           $   5,488         $  6,267
Net income                      $   3,559           $   4,836         $  5,575

Condensed Balance Sheet
(Dollars in Thousands)

                              June 30,2001        June 24, 2000
                              ------------        -------------

Current assets                  $  13,050           $  12,464
Noncurrent assets               $  33,158           $  22,081
Current liabilities             $  12,763           $  13,158
Noncurrent liabilities          $  15,049           $   4,579

On December 1, 2000, Great Lakes Kraut Company, LLC purchased the Subordinated Promissory Note issued by Agrilink Foods to Dean Foods in conjunction with the acquisition of Dean Foods Vegetable Company. Great Lakes Kraut Company, LLC paid $10 million for the Subordinated Promissory Note with proceeds from bank financing.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 30, 2001 and June 24, 2000:

(Dollars in Thousands)

                                                    June 30, 2001                                     June 24, 2000
                                       ----------------------------------------     -----------------------------------------
                                         Owned         Leased                        Owned           Leased
                                         Assets        Assets          Total         Assets          Assets            Total
                                       ----------    ---------       --------       ----------      ----------       ----------

Land                                   $  14,019     $     0         $ 14,019       $  18,943       $      0         $  18,943
Land improvements                          7,627           0            7,627           7,828              0             7,828
Buildings                                108,991         395          109,386         114,428            395           114,823
Machinery and equipment                  300,741       1,115          301,856         307,890            936           308,826
Construction in progress                  12,249           0           12,249          14,499              0            14,499
                                       ---------     -------         --------       ---------       --------         ---------
                                         443,627       1,510          445,137         463,588          1,331           464,919
Less accumulated depreciation           (138,922)       (684)        (139,606)       (115,856)          (704)         (116,560)
                                       ---------     -------         --------       ---------       --------         ---------
Net                                    $ 304,705     $   826         $305,531       $ 347,732       $    627         $ 348,359
                                       =========     =======         ========       =========       ========         =========

Obligations under capital leases1                    $   887                                        $    738
Less current portion                                    (316)                                           (218)
                                                     -------                                        --------
Long-term portion                                    $   571                                        $    520
                                                     =======                                        ========

1 Represents the present value of net minimum lease payments calculated at the Cooperative's incremental borrowing rate at the inception of the leases, which ranged from 6.3 to 9.8 percent.

Interest capitalized in conjunction with construction amounted to approximately $0.6 million, $0.7 million, and $0.3 million in fiscal 2001, 2000, and 1999, respectively.

The following is a schedule of future minimum lease payments together with the present value of the minimum lease payments related to capitalized leases, both as of June 24, 2000:

(Dollars in Thousands)

Fiscal Year Ending Last                    Capital   Operating   Total Future
   Saturday In June                        Leases      Leases     Commitment
------------------------                   -------   ----------   -----------
       2002                                    400       5,422         5,822
       2003                                    325       3,984         4,309
       2004                                    193       2,974         3,167
       2005                                     89       2,258         2,347
       2006                                     35       1,249         1,284
   Later years                                   0       2,309         2,309
                                           -------   ---------     ---------
Net minimum lease payments                   1,042   $  18,196     $  19,238
                                                     =========     =========
Less amount representing interest             (155)
                                           -------
Present value of minimum lease payments    $   887
                                           =======

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $16.6 million, $18.7 million, and $15.4 million for fiscal years 2001, 2000, and 1999, respectively.

NOTE 7. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On June 25, 2000, the Cooperative adopted FASB SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Under the provisions of SFAS No. 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge.

The Cooperative, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates, certain commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Cooperative may enter into derivative contracts.

The adoption of SFAS No. 133 did not materially affect the Cooperative's results of operations, other comprehensive income, or financial position.

Foreign Currency: Agrilink Foods manages its foreign currency related risk primarily through the use of foreign currency forward contracts. The contracts held by Agrilink Foods are denominated in Mexican pesos.

Agrilink Foods has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At June 30, 2001, Agrilink Foods had cash flow hedges for the Mexican peso with maturity dates ranging from July 2001 to May 2002 for 124 million pesos.

At June 30, 2001, the fair value of the open contracts was an after-tax gain of approximately $0.6 million recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. For the year ended June 30, 2001, approximately $0.3 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

Commodity Prices: Agrilink Foods is exposed to commodity price risk related to forecasted purchases of soybean oil, an ingredient in the manufacture of salad dressings and mayonnaise. To mitigate this risk, Agrilink Foods designated soybean oil forward contracts as cash flow hedges of its forecasted soybean oil purchases. Agrilink Foods maintained soybean oil contracts that hedged approximately 70 percent of its planned soybean oil requirements during fiscal 2001. These contracts were either sold or expired during fiscal 2001, and a loss of $0.2 million recorded in cost of goods sold.

Agrilink Foods is also exposed to commodity price risk related to forecasted purchases of flour in its manufacturing process. To mitigate this risk, Agrilink Foods designated a swap agreement as a cash flow hedge of its forecasted flour purchases. Agrilink Foods maintained flour contracts that hedged approximately 59 percent of its planned flour requirements during fiscal 2001. The contracts expired during fiscal 2001, and an immaterial loss was recorded in cost of goods sold.

Agrilink Foods is also exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, Agrilink Foods designated a swap agreement as a cash flow hedge of its forecasted corrugated purchases. Agrilink Foods hedged approximately 80 percent of its planned corrugated requirements. This agreement had no fair value and terminated on June 30, 2001.

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

The first interest rate swap contract required payment of a fixed rate of interest (4.96 percent) and the receiving of a variable rate of interest (three-month London Interbank Offered Rate ("LIBOR") of 4.85 percent as of June 30, 2001) on $150 million notional amount of indebtedness. Agrilink Foods had a second interest rate swap contract to pay a fixed rate of interest (5.32 percent) and receive a variable rate of interest (three-month LIBOR of 4.85 percent as of June 30, 2001) on $100 million notional amount of indebtedness. Approximately 61 percent of the underlying debt is being hedged with these interest rate swaps.

Agrilink Foods designates these interest rate swap contracts as cash flow hedges. The fair value of the cash flow hedge is generally deferred to other comprehensive income and reclassified to interest expense over the life of the swap contracts. However, to the extent that any of these contracts are not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. At June 30, 2001, these interest rate swap contracts were not considered effective, and the fair value of the contracts was an after-tax loss of $0.4 million and was reported in earnings.

NOTE 8. DEBT

The following is a summary of long-term debt outstanding:

(Dollars in Thousands)

                                                                      June 30,          June 24,
                                                                        2001              2000
                                                                    ----------         ----------

Term Loan Facility - Agrilink Foods                                 $  411,600         $  428,300
Term Loan Facility - AgriFrozen                                              0             30,000
Senior Subordinated Notes                                              200,015            200,015
Subordinated Promissory Note (net of discount) - Agrilink Foods         29,660             26,144
Subordinated Promissory Note (net of discount) - AgriFrozen                  0              4,493
Other                                                                    5,452              6,836
                                                                    ----------         ----------
Total debt                                                             646,727            695,788
Less current portion                                                   (15,599)           (16,583)
                                                                    ----------         ----------
Total long-term debt                                                $  631,128         $  679,205
                                                                    ==========         ==========

AGRILINK FOODS DEBT

Credit Facility (Bank Debt): In connection with the DFVC Acquisition, Agrilink Foods entered into a Credit Facility with Harris Bank as Administrative Agent and Bank of Montreal as Syndication Agent, and the lenders thereunder. The Credit Facility consists of a $200 million Revolving Credit Facility and a $455 million Term Loan Facility. The Term Loan Facility is comprised of the Term A Facility, which has a maturity of five years, the Term B Facility, which has a maturity of six years, and the Term C Facility, which has a maturity of seven years. The Revolving Credit Facility has a maturity of five years. All previous bank debt was repaid in conjunction with the execution of the Credit Facility.

The Credit Facility bears interest, at Agrilink Foods' option, at the Administrative Agent's alternate base rate or the LIBOR plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.25 percent for loans under the Revolving Credit Facility and the Term A Facility,
(y) 3.00 percent for loans under the Term B Facility and (z) 3.25 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 3.00 percent for loans under the Revolving Credit Facility and the Term A Facility,
(y) 4.00 percent for loans under the Term B Facility and (z) 4.25 percent for loans under the Term C Facility. The Administrative Agent's "alternate base rate" is defined as the greater of: (i) the prime commercial rate as announced by the Administrative Agent or (ii) the Federal Funds rate plus 0.50 percent. The fiscal 2001 weighted-average rate of interest applicable to the Term Loan Facility was 9.97 percent. In addition, Agrilink Foods pays a commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the Revolving Credit Facility.

Utilizing outstanding balances at June 30, 2001, the Term Loan Facility is subject to the following amortization schedule:

(Dollars in Millions)

Fiscal Year    Term Loan A   Term Loan B    Term Loan C    Total
-----------    -----------   -----------    -----------    -----

    2002         $  10.0       $   0.4       $    0.4    $  10.8
    2003            10.0           0.4            0.4       10.8
    2004             6.4           0.4            0.4        7.2
    2005             0.0         189.0            0.4      189.4
    2006             0.0           0.0          193.4      193.4
                 -------       -------       --------    -------
                 $  26.4       $ 190.2       $  195.0    $ 411.6
                 =======       =======       ========    =======

The Term Loan Facility is subject to mandatory prepayment under various scenarios as defined in the Credit Facility. During fiscal 2001, Agrilink Foods made mandatory prepayments of $3.2 million from proceeds of the sale of pickle machinery and equipment. In addition, during fiscal 2001, principal payments of $13.5 million were made on the Term Loan Facilities.

Agrilink Foods' obligations under the Credit Facility are collateralized by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's (excluding AgriFrozen, a former subsidiary of Pro-Fac), current and future subsidiaries and (iii) all of Agrilink Foods' rights under the agreement to acquire DFVC (principally indemnification rights) and the Marketing and Facilitation Agreement between Agrilink Foods and Pro-Fac. Agrilink Foods' obligations under the Credit Facility are guaranteed by Pro-Fac (excluding AgriFrozen) and certain of Agrilink Foods' subsidiaries.

The Credit Facility contains customary covenants and restrictions on Agrilink Foods' ability to engage in certain activities, including, but not limited to:
(i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The Credit Facility also contains financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. Under the Credit Agreement, the assets, liabilities, and results of operations of AgriFrozen, a former subsidiary of Pro-Fac, were not consolidated with Pro-Fac for purposes of determining compliance with the covenants. In August 2001, September 2000, and August 1999, Agrilink Foods negotiated amendments to the original covenants. In conjunction with these amendments, Agrilink Foods incurred fees of approximately $1.5 million, $1.7 million and $2.6 million, respectively. These fees are being amortized over the remaining life of the Credit Facility. Pro-Fac and Agrilink Foods are in compliance with all covenants, restrictions, and requirements under the terms of the Credit Facility as amended.

The August 2001 amendment imposes contingent fees and possible increases in interest rates under the Credit Facility based in part on the ability of the Company to raise equity, and deleverage its balance sheet within certain timeframes. To this end, the Company has engaged a financial advisor to assist it in raising a minimum of $100 million through a private placement of an as yet unspecified class of securities of the Company. The amount of such contingent fees is also impacted by EBITDA which the Company achieves for its fiscal year ending in June 2002.

Senior Subordinated Notes - 11-7/8 Percent (due 2008): To extinguish the Subordinated Bridge Facility, Agrilink Foods issued Senior Subordinated Notes (the "Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the Notes accrues at the rate of 11-7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The Notes represent general unsecured obligations of Agrilink Foods, subordinated in right of payment to certain other debt obligations of Agrilink Foods (including Agrilink Foods' obligations under the Credit Facility). The Notes are guaranteed by Pro-Fac and certain of Agrilink Foods' subsidiaries.

The Notes contain customary covenants and restrictions on Agrilink Foods' ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens; (ii) limitations on consolidations, mergers, sales of assets, transactions with affiliates; and
(iii) limitations on dividends and other distributions. Agrilink Foods is in compliance with all covenants, restrictions, and requirements under the Notes.

Subordinated Bridge Facility: To complete the DFVC Acquisition, Agrilink Foods entered into a Subordinated Bridge Facility (the "Bridge Facility"). During November 1998, the net proceeds from the sale of the Notes, together with borrowings under the Revolving Credit Facility, were used to repay all the indebtedness outstanding ($200 million plus accrued interest) under the Bridge Facility. The outstanding indebtedness under the Bridge Facility accrued interest at an approximate rate per annum of 10 1/2 percent. Debt issuance costs associated with the Bridge Facility of $5.5 million were fully amortized during the second quarter of fiscal 1999.

Subordinated Promissory Note: As partial consideration for the DFVC Acquisition, Agrilink Foods issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the rates on the Note are below market value, Agrilink Foods has imputed the appropriate discount utilizing an effective interest rate of 11-7/8 percent. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by Agrilink Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Agrilink Foods satisfied this requirement in fiscal 2001 through the issuance of five additional promissory notes each for approximately $0.4 million. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at Agrilink Foods's option without premium or penalty.

The Subordinated Promissory Note is expressly subordinate to the Notes and the Credit Facility and contains no financial covenants. The Subordinated Promissory
Note is guaranteed by Pro-Fac.

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

Revolving Credit Facility ("Notes Payable"): Borrowings under Agrilink Foods' Revolving Credit Facility (excluding AgriFrozen) were as follows:

(Dollars in Thousands)
                                                                          Fiscal Years Ended
                                                  --------------------------------------------------------------------
                                                  June 30,2001              June 24, 2000              June 26, 1999
                                                  ------------              -------------              -------------
Balance at end of period                            $        0                $   5,700                  $  18,900
Rate at fiscal year end                                    0.0%                   9.375%                       8.2%
Maximum outstanding during the period               $  121,000                $ 156,100                  $ 116,200
Average amount outstanding during the period        $   76,900                $  90,800                  $  76,700
Weighted average interest rate during the period           9.2%                     8.5%                       7.8%

Agrilink Foods also maintains a Letter of Credit Facility which provides for the issuance of letters of credit through September 2001. As of June 30, 2001, there were $13.4 million in letters of credit outstanding. Management anticipates timely renewals of the Letter of Credit facilities.

Other Debt: Other debt of $5.5 million carries rates up to 10 percent at June 30, 2001.

Maturities: Total long-term debt maturities during each of the next five fiscal years for debt associated with Agrilink Foods are as follows: 2002, $15.6 million; 2003, $11.1 million; 2004, $7.5 million; 2005, $189.4 million; and 2006
$ 193.4 million. Provisions of the Term Loan require annual payments on the last day of each September of each year (commencing September 30, 1999) in an amount equal to the "annual cash sweep" (equivalent to approximately 75 percent of net income adjusted for certain cash and non-cash items) for the preceding fiscal year. As of June 30, 2001, there were no obligations under this provision. Provisions of the Term Loan Facility also require that net cash proceeds from the sale of businesses be applied to the Term Loan Facility.

Fair Value: The estimated fair value of Agrilink Foods' long-term debt outstanding was approximately $629.3 million and $615.5 million at June 30, 2001 and June 24, 2000, respectively. The fair value for long-term debt was estimated using either quoted market prices for the same or similar issues or the current rates offered to Agrilink Foods for debt with similar maturities.

AGRIFROZEN DEBT

Credit Agreement and Subordinated Note Agreement of AgriFrozen: With respect to AgriFrozen's Credit Facility, AgriFrozen was not in compliance with certain financial tests and ratios, and certain restrictions and limitations, which constituted defaults under the loan agreement. The lender to AgriFrozen was unwilling to commit to extend further credit to AgriFrozen. In part, because of these issues and as a result of continued pressure on the private label/industrial business sectors served by AgriFrozen, the board of directors of AgriFrozen decided in January 2001 to cease operations. Subsequently, AgriFrozen surrendered its inventory assets to the lender.

AgriFrozen's obligations are not guaranteed by Pro-Fac or Agrilink Foods and are expressly non-recourse as to Pro-Fac and Agrilink Foods. In addition, neither Pro-Fac nor Agrilink Foods pledged any of their respective properties as security for AgriFrozen's indebtedness. As such, the current circumstances of AgriFrozen's debt and liquidity are not expected to have a material affect on the business of Pro-Fac or Agrilink Foods. In addition, on February 15, 2001, Pro-Fac abandoned its ownership interest in AgriFrozen and, accordingly, eliminated all balances related to AgriFrozen, including debt effective that date. In conjunction with this action, Pro-Fac recognized a loss of $1,000, which represented its investment in AgriFrozen.

NOTE 9. TAXES ON INCOME

Taxes on income before extraordinary item include the following:

(Dollars in Thousands)

                                    Fiscal Years Ended
                       ------------------------------------------------
                       June 30,2001    June 24, 2000      June 26, 1999
                       ------------    -------------      -------------
Federal -
  Current                 $ (2,563)         $(4,929)         $ 12,781
  Deferred                   3,013           12,734             8,972
                          --------          -------          --------
                               450            7,805            21,753
State and foreign -
  Current                      173             (210)            2,016
  Deferred                     345              902               977
                          --------          -------          --------
                               518              692             2,993
                          --------          -------          --------
                          $    968          $ 8,497          $ 24,746
                          ========          =======          ========

A reconciliation of the consolidated effective tax rate to the amount computed by applying the federal income tax rate to income before taxes and extraordinary item is as follows:

                                                                                  Fiscal Years Ended
                                                                           -----------------------------------
                                                                            June 30      June 24,     June 26,

                                                                              2001         2000         1999
                                                                           ----------   ----------   ---------

Statutory federal rate                                                        35.0%       35.0%           35.0%
State and foreign income taxes, net of federal income tax effect             (30.6)        2.9             3.5
Allocation to members                                                          0.0        (7.0)            0.0
Goodwill amortization                                                         51.1         5.1             5.9
Dividend received deduction                                                   (2.5)       (0.2)           (0.4)
Meals and entertainment                                                       12.3         0.8             0.6
Other, net                                                                     1.4        (2.2)           (2.0)
                                                                             -----        ----            ----
Effective Tax Rate                                                            66.7%       34.4%           42.6%
                                                                             =====        ====            ====

The consolidated deferred tax (liabilities)/assets consist of the following:

(Dollars in Thousands)
                                                 June 30, 2001   June 24, 2000
Liabilities:
 Depreciation                                     $(42,473)        $(41,033)
 Goodwill and other intangible assets               (6,832)          (5,796)
 Prepaid manufacturing expense                      (8,724)         (10,152)
 Investment in joint venture                        (1,555)          (1,727)
 Discount on Subordinated Promissory Notes          (2,180)          (5,208)
                                                  --------         --------
                                                   (61,764)         (63,916)
                                                  --------         --------
Assets:
 Non-qualified retains                                   0              105
 Inventories                                         9,770           12,922
 Credits and operating loss carryforwards           15,026            7,820
 Insurance accruals                                  2,921            3,259
 Pension/OPEB accruals                              10,883           10,752
 Other                                               4,881           10,161
                                                  --------         --------
  Total deferred tax assets                         43,481           45,019
                                                  --------         --------
  Net deferred liabilities                        (18,283)          (18,897)
  Valuation allowance                              (5,891)           (5,752)
                                                  --------         --------
    Total                                         $(24,174)        $(24,649)
                                                  ========         ========

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carryforward period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible.

During fiscal 2001, the Cooperative recorded a valuation allowance in the amount of $0.1 million. The valuation allowance was established for foreign net operating losses and state tax credits generated during the fiscal year. During fiscal 2000, the Cooperative increased the valuation allowance in the amount of $4.3 million. This valuation allowance was primarily established for state net operating losses and credits generated during the year. As the Cooperative cannot assure that realization of these credits is more likely than not to occur, a valuation allowance has been established.

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

NOTE 10. PENSIONS, PROFIT SHARING, AND OTHER EMPLOYEE BENEFITS

Pensions: The Cooperative has primarily noncontributory defined benefit plans covering most employees. The benefits for these plans are based primarily on years of service and employees' pay near retirement. The Cooperative's funding policy is consistent with the funding requirements of Federal law and regulations. Plan assets consist principally of common stocks, corporate bonds and US government obligations. For purposes of this disclosure, all defined-benefit pension plans have been combined.

The Cooperative also participates in several union sponsored pension plans. It is not possible to determine the Cooperative's relative share of the accumulated benefit obligations or net assets for these plans. Contributions to these plans are paid when incurred and billed by the sponsoring union or plan.

The following table sets forth the changes in the plans' projected benefit obligation and plan assets and the plans' funded status and amounts recognized in the Cooperative's financial statements at June 30, 2001 and June 24, 2000.

(Dollars in Thousands)
                                                                                       Pension Benefits
                                                                          ------------------------------------------
                                                                                      Fiscal Years Ended
                                                                          ------------------------------------------
                                                                          June 30,2001               June 24, 2000
                                                                          ------------               -------------
Change in benefit obligation:
   Benefit obligation at beginning of period                               $  101,695                   $  110,833
   Service cost                                                                 4,907                        6,520
   Interest cost                                                                7,729                        7,592
   Plan participants' contributions                                               125                          160
   Plan amendments                                                                  0                        2,296
   Actuarial gain                                                              (3,122)                     (16,122)
   Benefits paid                                                               (6,317)                      (9,584)
                                                                           ----------                   ----------
     Benefit obligation at end of period                                      105,017                      101,695
                                                                           ----------                   ----------

Change in plan assets:
   Fair value of plan assets at beginning of period                           111,956                      108,183
   Actual (loss)/return on plan assets                                        (11,025)                      12,941
   Employer contribution                                                          281                          256
   Plan participants' contributions                                               125                          160
   Benefits paid                                                               (6,317)                      (9,584)
                                                                           ----------                   ----------
     Fair value of plan assets at end of period                                95,020                      111,956
                                                                           ----------                   ----------

Plan funded status                                                             (9,997)                      10,261
   Unrecognized prior service cost                                              1,987                        2,181
   Unrecognized actuarial gain                                                 (9,081)                     (29,217)
                                                                           ----------                   ----------
     Accrued benefit liability net of additional minimum pension liability $  (17,091)                  $  (16,775)
                                                                           ==========                   ==========

Amounts recognized in the statement of financial position:
   Accrued benefit liability                                               $  (17,664)                  $  (17,300)
   Accumulated other comprehensive income - minimum pension liability             573                          525
                                                                           ----------                   ----------
     Net amount recognized                                                 $  (17,091)                  $  (16,775)
                                                                           ==========                   ==========

Weighted-average assumptions:
   Discount rate                                                                  7.8%                        8.0%
   Expected return on plan assets                                                 9.5%                        9.5%
   Rate of compensation increase                                              4.5/3.0%                        4.5%

Net periodic benefit cost in fiscal years 2001, 2000 and 1999 is comprised of the following:

                                                                 Pension Benefits
                                                 --------------------------------------------------
                                                                Fiscal Years Ended
                                                 --------------------------------------------------
                                                 June 30, 2001     June 24, 2000      June 26, 1999
                                                 -------------     -------------      -------------
Components of net periodic benefit cost:
   Service cost                                      $ 4,907          $  6,520          $ 4,727
   Interest cost                                       7,729             7,592            6,953
   Expected return on plan assets                    (10,424)          (10,604)         (10,528)
   Amortization of prior service cost                    193               (16)             (15)
   Amortization of gain                               (1,810)              (51)            (741)
                                                     -------          --------          -------
Net periodic benefit cost - Cooperative plans            595             3,441              396
Net periodic benefit cost - union plans                  819               762              876
                                                     -------          --------          -------
Total periodic benefit cost                          $ 1,414          $  4,203          $ 1,272
                                                     =======          ========          =======


The Cooperative maintains a non-tax qualified Supplemental Executive Retirement Plan which provides additional retirement benefits to two prior executives who retired prior to November 4, 1994. In December 2000, the Cooperative adopted an additional SERP to provide additional retirements benefits to a current executive officer of the Cooperative.

The Cooperative maintains an Excess Benefit Retirement Plan which serves to provide employees with the same retirement benefit they would have received from the Cooperative's retirement plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code having been revised in the 1992 Omnibus Budget Reform Act. This benefit plan was amended in December 2000.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets were:

(Dollars in Thousands)

                                  Master Salaried        Excess Benefit    Supplemental Executive    Supplemental Executive
                                  Retirement Plan       Retirement Plan     Retirement Plan No.1    Retirement Agreement No.2
                                 Fiscal Years Ended    Fiscal Years Ended    Fiscal Years Ended         Fiscal Years Ended
                                -------------------    ------------------  ----------------------   -------------------------
                                6/30/01     6/24/00    6/30/01  6/24/00    6/30/01       6/24/00        6/30/01      6/24/00
                                --------    -------    -------  -------    ------        -------        -------      -------

Projected benefit obligation    $38,234       N/A      $1,089   $1,159     $1,716        $1,729          $353          N/A
Accumulated benefit obligation   32,527       N/A         879      834      1,716         1,729           353          N/A
Plan assets                      30,299       N/A           0        0         0              0             0          N/A

Postretirement Benefits Other Than Pensions: The Cooperative sponsors benefit plans that provide postretirement medical and life insurance benefits for certain current and former employees. For the most part, current employees are not eligible for the postretirement medical coverage. Generally, other than pensions, the Cooperative does not pay retirees' benefit costs. Various exceptions exist, which have evolved from union negotiations, early retirement incentives and existing retiree commitments from acquired companies.

The Cooperative has not prefunded any of its retiree medical or life insurance liabilities. Consequently there are no plan assets held in a trust, and there is no expected long-term rate of return assumption for purposes of determining the annual expense.

The following table sets forth the changes in the plans' projected benefit obligation and plan assets and the plans' funded status and amounts recognized in the Cooperative's financial statements at June 30, 2001 and June 24, 2000.

(Dollars in Thousands)
                                                                                Other Benefits
                                                                   ----------------------------------------
                                                                              Fiscal Years Ended
                                                                   ----------------------------------------
                                                                   June 30, 2001              June 24, 2000
                                                                   -------------              -------------
Change in benefit obligation:
   Benefit obligation at beginning of period                       $    5,658                   $    6,507
   Service cost                                                           170                          184
   Interest cost                                                          429                          433
   Decrease due to sale                                                     0                         (295)
   Plan amendments                                                       (891)                           0
   Actuarial loss/(gain)                                                1,578                         (715)
   Benefits paid                                                         (611)                        (456)
                                                                   ----------                   ----------
     Benefit obligation at end of period                                6,333                        5,658
                                                                   ----------                   ----------
Change in plan assets:
   Fair value of assets at beginning of period                              0                            0
   Employer contribution                                                  611                          456
   Benefits paid                                                         (611)                        (456)
                                                                   ----------                   ----------
     Fair value of assets at end of period                                  0                            0
                                                                   ----------                   ----------

Plan funded status                                                     (6,333)                      (5,658)
   Unrecognized prior service cost                                       (892)                           0
   Unrecognized actuarial loss                                          2,276                          717
                                                                   ----------                   ----------
     Accrued benefit liability                                         (4,949)                      (4,941)
Amounts recognized in the statement of financial position:
   Accrued benefit liability                                       $   (4,949)                  $   (4,941)
                                                                   ==========                   ==========

Weighted-average assumptions:
   Discount rate                                                          7.8%                         8.0%
   Expected return on plan assets                                          N/A                          N/A
   Rate of compensation increase                                          3.0%                         4.5%

                                                                   Other Benefits
                                                  -----------------------------------------------------
                                                  June 30, 2001     June 24, 2000     June 26, 1999
                                                  -------------     -------------     -------------
Components of net periodic benefit cost:
   Service cost                                     $     170          $    184         $      90
   Interest cost                                          429               433               250
   Amortization of loss                                    20               159                 0
                                                    ---------          --------         ---------
   Net periodic benefit cost                        $     619          $    776         $     340
                                                    =========          ========         =========

For measurement purposes, an 8.0 percent rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2001. The rate was assumed to decrease gradually to 5.0 percent for 2007 and remain at that level thereafter.

The assumed health care trend rates can have a significant effect on the amounts reported for the postretirement benefits plan. A one-percentage point change in the assumed health care trend rates would have the following effect:

                                                                       1-Percentage         1-Percentage
                                                                       Point Increase      Point Decrease

Effect on total of service and interest cost components for fiscal 2001   $   58              $   (51)
Effect on postretirement benefit obligation at June 30, 2001              $  432              $  (379)

Agrilink Foods 401(k) Plan: Under the Agrilink Foods 401(k) Plan ("401(k)"),
Agrilink Foods contributes matching contributions to the plan for the benefit of employees who elect to defer a portion of their salary into the plan. During fiscal 2001, 2000, and 1999,

Agrilink Foods allocated approximately $1.2 million, $1.1 million, and $0.9 million, respectively, in the form of matching contributions to the plan.

In addition, Agrilink Foods also maintains a Non- Qualified 401(k) Plan in which Agrilink Foods allocates matching contributions for the benefit of "highly compensated employees" as defined under Section 414(q) of the Internal Revenue Code. During fiscal 2001, 2000, and 1999, Agrilink Foods allocated $0.3 million, $0.2 million, and $0.2 million, respectively in the form of matching contributions to this plan.

Long-Term Incentive Plan: On June 24, 1996, the Cooperative introduced a long-term incentive program, the Agrilink Foods Equity Value Plan, which it has amended from time to time. The Equity Value Plan provides performance units to a select group of management. The future value of the performance units is determined by Agrilink Foods' performance on earnings and debt repayment.

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

For units granted in 2001 and 2000, the final value of the performance units is discretionary. Units granted in 2001 and 2000 vest 100 percent on the fourth anniversary of grant. The total units granted in 2001 and 2000 were 400,000 and 371,806, respectively.

Units forfeited since the inception of the plan include 4,474 at $17.67; 13,205 at $26.00, 9,418 at $21.88, 18,362 at $25.04, and 27,165 at $13.38.

The value of the grants from the Agrilink Foods Equity Value Plan will be based on Agrilink's future earnings and debt repayment.

Nothing has been charged to income under these plans.

Employee Stock Purchase Plan: During fiscal 1996 the Cooperative introduced an Employee Stock Purchase Plan which affords employees the opportunity to purchase semi-annually, in cash or via payroll deduction, shares of Class B Cumulative Pro-Fac Preferred Stock to a maximum value of 5 percent of salary. The purchase price of such shares is par value, $10 per share. During fiscal 2001, 2000, and 1999, 23,923, 23,664, and 26,061 shares, respectively, were held by employees, and there were no shares subscribed to as of June 30, 2001.

NOTE 11. OPERATING SEGMENTS

The Cooperative accounts for segments using Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise" (SFAS 131). SFAS No. 131 establishes requirements for reporting information about operating segments and establishes standards for related disclosures about products and services, and geographic areas. SFAS No. 131 also replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of reportable segments. As management makes the majority of its operating decisions based upon the Cooperative's significant product lines, The Cooperative has elected to utilize significant product lines in determining its operating segments. The Cooperative's four primary operating segments are as follows: vegetables, fruit, snacks, and canned meals.

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin' Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snacks category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop, and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stew, and soups, and various other ready-to-eat prepared meals. Branded products within the canned meals category include Nalley. Other product lines primarily represent salad dressings. Branded products within the "other category" include Bernstein's and Nalley.

The following table illustrates the Cooperative's operating segment information:

(Dollars in Millions)                                                                            Fiscal Years Ended
                                                                                 --------------------------------------------------
                                                                                 June 30, 2001      June 24, 2000     June 26, 1999
                                                                                 -------------      -------------     -------------
Net Sales:
   Vegetables                                                                      $    970.2         $    836.7       $   769.5
   Fruits                                                                               120.4              114.4           115.8
   Snacks                                                                                97.9               90.9            91.4
   Canned Meals                                                                          64.2               62.3            66.4
   Other                                                                                 50.6               56.0            74.8
                                                                                   ----------         ----------       ---------
     Continuing segments                                                              1,303.3            1,160.3         1,117.9
   Businesses sold or closed1                                                            35.9              146.4           174.1
                                                                                   ----------         ----------       ---------
         Total                                                                     $  1,339.2         $  1,306.7       $ 1,292.0
                                                                                   ==========         ==========       =========

Operating income:
   Vegetables2                                                                     $     55.7         $     65.4       $    43.9
   Fruits                                                                                11.4               13.9             8.4
   Snacks                                                                                 5.6                6.7             3.3
   Canned Meals                                                                           6.6                6.7             6.5
   Other                                                                                  1.9                4.6             3.7
                                                                                   ----------         ----------       ---------
     Continuing segments operating income                                                81.2               97.3            65.8
   Businesses sold or closed1                                                             5.3                4.2             7.2
                                                                                   ----------         ----------       ---------
         Total                                                                           86.5              101.5            73.0
Gains on sales of assets                                                                  0.0                6.7            64.7
Restructuring expense                                                                     0.0                0.0            (5.0)
                                                                                   ----------         ----------       ---------
Total consolidated operating income                                                      86.5              108.2           132.7
Interest expense                                                                        (85.1)             (83.5)          (67.4)
Amortization of debt issue costs associated with the Bridge Facility                      0.0                0.0            (5.5)
                                                                                   ----------         ----------       ---------
Pretax income before extraordinary item, dividends and allocation of net proceeds  $      1.4         $     24.7       $    59.8
                                                                                   ==========         ==========       =========
Total Assets:
   Vegetables                                                                     $     839.8         $    867.1       $   880.8
   Fruits                                                                                71.9               79.4            90.2
   Snacks                                                                                47.0               43.5            40.9
   Canned Meals                                                                          45.3               45.7            46.2
   Other                                                                                 57.2               52.2            43.1
                                                                                  -----------         ----------       ---------
     Continuing segments                                                              1,061.2            1,087.9         1,101.2
   Businesses sold or closed1                                                             0.0               99.1            94.4
   Assets held for sale                                                                   0.1                0.3             0.9
                                                                                  -----------         ----------       ---------
       Total                                                                      $   1,061.3         $  1,187.3       $ 1,196.5
                                                                                  ===========         ==========       =========

Depreciation expense:
   Vegetables                                                                     $      22.4         $     22.3       $    16.7
   Fruits                                                                                 2.6                1.7             2.3
   Snacks                                                                                 3.1                2.4             1.7
   Canned Meals                                                                           0.9                1.2             1.2
   Other                                                                                  1.7                1.2             1.0
                                                                                  -----------         ----------       ---------
     Continuing segments                                                                 30.7               28.8            22.9
   Businesses sold or closed1                                                             1.2                3.8             1.9
                                                                                  -----------         ----------       ---------
     Total                                                                         $     31.9         $     32.6       $    24.8
                                                                                   ==========         ==========       =========

Amortization Expense:
   Vegetables                                                                     $       7.8         $      6.1       $     5.4
   Fruits                                                                                 0.1                0.1             0.1
   Snacks                                                                                 0.6                0.8             0.9
   Canned meals                                                                           0.7                0.7             0.7
   Other                                                                                  0.7                0.7             0.6
                                                                                  -----------         ----------       ---------
     Continuing segments                                                                  9.9                8.4             7.7
   Businesses sold or closed1                                                             0.0                0.4             1.7
                                                                                  -----------         ----------       ---------
       Total                                                                      $       9.9         $      8.8       $     9.4
                                                                                  ===========         ==========       =========

(Dollars in Millions)                           Fiscal Years Ended
                                 -------------------------------------------
                                 June 30, 2001  June 24, 2000  June 26, 1999
                                 -------------  -------------  -------------
Capital expenditures:
   Vegetables                     $   14.8       $    19.8    $    17.8
   Fruits                              2.7             1.6          1.3
   Snacks                              4.4             2.3          2.0
   Canned Meals                        2.5             1.1          0.6
   Other                               0.7             0.2          0.3
                                  --------      ----------    ---------
     Continuing Segments              25.1            25.0         22.0
   Businesses sold or closed1          1.1             2.0          1.8
                                  --------      ----------    ---------
       Total                      $   26.2      $     27.0    $    23.8
                                  ========      ==========    =========

1    Includes   activities  of  businesses   sold  or  no  longer  part  of  the
     Cooperative.   See  NOTE  3  in  the  "Notes  to   Consolidated   Financial
     Statements."

2 The vegetable product line includes earnings derived from Agrilink Foods' investment in Great Lakes Kraut Company, LLC of $1.8 million, $2.4 million, and $2.8 million in fiscal 2001, 2000, and fiscal 1999, respectively. See
     NOTE 5 to the "Notes to Consolidated Financial Statements" - "Investment in Joint Venture."

NOTE 12. COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative's shares authorized, issued, and outstanding at June 30, 2001 and June 24, 2000.


                                                                                        Shares Issued and Outstanding
                                                                                              Fiscal Years Ended
                                                      Par              Shares         --------------------------------
                                                     Value           Authorized       June 30, 2001      June 24, 2000
                                                     -----           ----------       -------------      -------------

Class A Common Stock                                 $ 5.00            5,000,000         2,257,479         2,132,981
Class B Common Stock                                 $ 5.00            1,600,000           723,229           723,229
Non-Cumulative Preferred Stock                       $25.00            5,000,000            32,308            34,400
Class A Cumulative Preferred Stock                   $ 1.00           10,000,000         4,495,443         4,249,007
Class B Cumulative Preferred Stock                   $ 1.00            9,500,000                 0                 0
Class C Cumulative Preferred Stock                   $ 1.00           10,000,000                 0                 0
Class D Cumulative Preferred Stock                   $ 1.00           10,000,000                 0                 0
Class E Cumulative Preferred Stock                   $ 1.00           10,000,000                 0                 0
Class B, Series I 10% Cumulative Preferred Stock     $ 1.00              500,000            23,923            23,664

On March 4, 1999, the Cooperative authorized up to $15,000,000 of special membership interests which shall have a stated value in liquidation equal to such interests' face amount.

Common Stock: The Common Stock purchased by members is related to the crop delivery of each member. Regardless of the number of shares held, each member has one vote. As of June 30, 2001, there were 604 holders of the Class A Common. Common Stock may be transferred to another grower only with approval of the Pro-Fac Board of Directors. If a member ceases to be a producer of agricultural products which is marketed through the Cooperative, then it must sell its Common Stock to another grower within the members' pool that is acceptable to the Cooperative. If no such grower is available to purchase the stock, then the member must sell its Common Stock to the Cooperative at par value. There is no established public trading market for the Common Stock of the Cooperative.

In fiscal 2001, 2000, and 1999 dividends on Class A Common Stock were paid at a rate of 5.0 percent. Subsequent to June 30, 2001, the Cooperative declared a cash dividend at a rate of 5.0 percent on the Class A Common Stock. These dividends amounted $0.6 million and were paid in July 2001.

At June 30, 2001 and June 24, 2000, there were outstanding subscriptions, at par value, of 97,243 and 233,977 shares for Class A Common Stock, respectively. These shares are issued as subscription payments are received.

As of June 30, 2001, the Cooperative had 153 holders of Class B common stock. No dividends were paid on the Class B common stock, and there were no outstanding subscriptions.

On July 19, 2001, Pro-Fac repurchased its Class B common stock and special membership interests. These securities were held by the former Agripac, Inc. members who subscribed to become grower/members for Pro-Fac supplying raw product to the AgriFrozen Foods processing facilities.

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

On August 23, 1995, the Cooperative commenced an offer to exchange one share of its Class A Cumulative Preferred Stock (liquidation preference $25 per share) for each of its existing Non-cumulative Preferred Stock (liquidation preference $25 per share). Pro-Fac's Class A Cumulative Preferred Stock is listed under the symbol PFACP on the Nasdaq National Market system. As of June 30, 2001, the number of Class A Cumulative Preferred Stock record holders was 1,816.

The Class B, Series I, 10 Percent Cumulative Preferred Stock (the "Class B Stock") is issued to employees pursuant to an Employee Stock Purchase Plan. At least once a year, Pro-Fac plans to offer to repurchase at least 5 percent of the outstanding shares of Class B Stock.

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

Class B, Series I, 10 Percent Cumulative Preferred Stock     $1.00 per share paid annually.

Subsequent to June 30, 2001, the Cooperative declared a cash dividend of $1.50 per share on the Non-cumulative Preferred Stock and $.43 per share on the Class A Cumulative Preferred Stock. These dividends amounted to $2.0 million and were paid in July 2001.

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

Beginning with the retains issued in 1995, retains maturing into preferred stock, as determined by the Board of Directors, will mature in shares of Class A Cumulative Preferred Stock.

Earned Surplus: Earned surplus consists of accumulated income after distribution of earnings allocated to members, dividends and after state and federal income taxes. Earned surplus is reinvested in the business in the same fashion as retains.

NOTE 13. SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation, wholly owned subsidiaries of Agrilink Foods ("Subsidiary Guarantors") and Pro-Fac, have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of Agrilink Foods with respect to Agrilink Foods' 11 7/8 percent Senior Subordinated Notes due 2008 and the Credit Facility. The covenants in the Notes and the Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to Agrilink Foods.

Presented below is condensed consolidating financial information for (i) Agrilink Foods; (ii) the Guarantor Subsidiaries; (iii) the Non-Guarantor Subsidiaries; and (iv) Pro-Fac Cooperative as of June 30, 2001, June 24, 2000 and for the fiscal years ended June 30, 2001, June 24, 2000, and June 26, 1999. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Company and Guarantor Subsidiaries in accordance with SEC Financial Reporting Release No. 55.

                                                                                 Balance Sheet
                                                                                 June 30, 2001
                                               ------------------------------------------------------------------------------------
                                                  Pro-Fac      Agrilink     Guarantor     Non-Guarantor  Eliminating
                                                Cooperative   Foods, Inc.  Subsidiaries   Subsidiaries     Entries    Consolidated
                                               -------------  -----------  -------------  -------------  -----------  -------------


(Dollars in Thousands)

Assets
   Current assets:

     Cash and cash equivalents                   $        0    $    7,624    $      21    $     11    $        0     $    7,656
     Accounts receivable, net                             0        90,600        2,892           0             0         93,492
     Inventories -
       Finished goods                                     0       279,320          422         249             0        279,991
       Raw materials and supplies                         0        33,287          417         161             0         33,865
                                                 ----------    ----------    ---------    --------    ----------     ----------
         Total inventories                                0       312,607          839         410             0        313,856

     Other current assets                               421        52,729       (4,190)        208             0         49,168
                                                 ----------    ----------    ---------    --------    ----------     ----------

         Total current assets                           421       463,560         (438)        629             0        464,172

   Property, plant and equipment, net                     0       297,345        4,531       3,655             0        305,531
   Investment in subsidiaries                       180,332       308,207            0           0      (488,539)             0
   Goodwill and other intangible assets, net              0        53,552      195,225           0             0        248,777
   Other assets                                          59        51,996      110,326           0      (119,510)        42,871
                                                 ----------    ----------    ---------    --------    ----------     ----------

         Total assets                            $  180,812    $1,174,660    $ 309,644    $  4,284    $ (608,049)    $1,061,351
                                                 ==========    ==========    =========    ========    ==========     ==========

   Liabilities and Shareholder's Equity
   Current liabilities:
     Current portion of long-term debt           $        0    $   15,599    $       0    $      0    $        0     $   15,599
     Accounts payable                                    80       115,493        1,930         428             0        117,931
     Accrued interest                                     0         9,253            0           0             0          9,253
     Intercompany loans                                   0        (1,697)       1,859        (162)            0              0
     Other current liabilities                       18,017        58,078          968         698             0         77,761
                                                 ----------    ----------    ---------    --------    ----------     ----------
       Total current liabilities                     18,097       196,726        4,757         964             0        220,544
   Long-term debt                                         0       631,128            0           0             0        631,128
   Other non-current liabilities                      9,400       166,474            0           0      (119,510)        56,364
                                                 ----------    ----------    ---------    --------    ----------     ----------

     Total liabilities                               27,497       994,328        4,757         964      (119,510)       908,036

   Class B cumulative redeemable preferred stock        239             0            0           0             0            239
   Class A common stock                              11,287             0            0           0             0         11,287

   Shareholder's equity                             141,789       180,332      304,887       3,320      (488,539)       141,789
                                                  ---------    ----------    ----------   ---------    ----------    ----------

     Total liabilities and shareholders' equity   $ 180,812    $1,174,660    $ 309,644    $  4,284     $ (608,049)   $1,061,351
                                                  =========    ==========    =========    ========     ==========    ==========

                                                                                 Balance Sheet
                                                                                 June 24, 2000
                                                  ---------------------------------------------------------------------------------
                                                    Pro-Fac      Agrilink      Guarantor  Non-Guarantor   Eliminating
                                                   Cooperative  Foods, Inc.  Subsidiaries  Subsidiaries     Entries    Consolidated
                                                  ------------- -----------  ------------- -------------  -----------  ------------
(Dollars in Thousands)
Assets
Current assets:
   Cash and cash equivalents                        $      0      $    4,785   $     209    $        0   $        0     $    4,994
   Accounts receivable, net                                0         103,206       2,148        16,544      (10,345)       111,553
   Inventories -
     Finished goods                                        0         249,806         306        40,083            0        290,195
     Raw materials and supplies                            0          44,613         572         6,551            0         51,736
                                                    --------      ----------   ---------    ----------   ----------     ----------
         Total inventories                                 0         294,419         878        46,634            0        341,931

     Other current assets                              2,643          60,789          23         7,569            0         71,024
                                                    --------      ----------   ---------    ----------   ----------     ----------

       Total current assets                            2,643         463,199       3,258        70,747      (10,345)       529,502

   Property, plant and equipment, net                      0         316,098       1,896        30,365            0        348,359
   Goodwill and other intangible assets, net               0          49,434     209,111             0            0        258,545
   Investment in subsidiaries                        179,178         290,009           0             0     (469,187)             0
   Other assets                                           59          55,791      82,670         8,349      (96,009)        50,860
                                                    --------      ----------   ---------    ----------   ----------     ----------

       Total assets                                 $181,880      $1,174,531   $ 296,935    $  109,461   $ (575,541)    $1,187,266
                                                    ========      ==========   =========    ==========   ==========     ==========

Liabilities and Shareholder's Equity
Current liabilities:
   Notes payable                                    $      0      $    5,700   $       0    $   44,100   $        0     $   49,800
   Current portion of long-term debt                       0          16,583           0             0            0         16,583
   Accounts payable                                       44          93,403       1,668        10,941      (14,384)        91,672
   Accrued interest                                        0          11,398           0             0            0         11,398
   Intercompany loans                                      0             (75)         75             0            0              0
   Other current liabilities                          12,593          78,428       5,183         3,364            0         99,568
                                                    --------      ----------   ---------    ----------   ----------     ----------
       Total current liabilities                      12,637         205,437       6,926        58,405      (14,384)       269,021

   Long-term debt                                          0         644,712           0        34,493            0        679,205
   Other non-current liabilities                       9,400         145,204           0        16,563      (91,970)        79,197
                                                    --------      ----------   ---------    ----------   ----------     ----------
                                                      22,037         995,353       6,926       109,461     (106,354)     1,027,423

   Class B cumulative redeemable preferred stock         237               0           0             0            0            237
   Class A common stock                               10,665               0           0             0            0         10,665

   Total Shareholders' equity                        148,941         179,178     290,009             0     (469,187)       148,941
                                                    --------       ---------   ---------    ----------   ----------    ----------

       Total liabilities and shareholder's equity   $181,880      $1,174,531   $ 296,935    $  109,461    $(575,541)    $1,187,266
                                                    ========      ==========   =========    ==========    =========     ==========


                                                                               Income Statement
                                                                        Fiscal Year Ended June 30, 2001
                                                  ----------------------------------------------------------------------------------
                                                    Pro-Fac     Agrilink     Guarantor    Non-Guarantor  Eliminating
                                                   Cooperative  Foods, Inc.  Subsidiaries  Subsidiaries     Entries    Consolidated
                                                  ------------- -----------  ------------- -------------  -----------  -------------
(Dollars in Thousands)

Net sales                                          $       0    $1,284,835     $  18,476     $ 78,842     $ (42,942)     $1,339,211
Cost of sales                                              0      (918,055)      (10,751)     (79,264)       51,888        (956,182)
                                                   ---------    ----------     ---------     --------     ---------      ----------
Gross profit                                               0       366,780         7,725         (422)        8,946         383,029
Other income                                               0             0        57,563          627       (58,190)              0
Selling, administrative, and general expenses            (11)     (339,643)      (12,966)      (3,226)       57,563        (298,283)
Income from joint venture                                  0         1,779             0            0             0           1,779
                                                   ---------    ----------     ---------     --------     ---------      -----------
Operating (loss)/income before dividing with Pro-Fac     (11)       28,916        52,322       (3,021)        8,319          86,525
Interest (expense)/income                                  0       (89,812)       10,037       (5,207)          (91)        (85,073)
                                                   ---------    ----------     ---------     --------     ---------      -----------
Pretax (loss)/income before dividing with Pro-Fac        (11)      (60,896)       62,359       (8,228)        8,228           1,452
Pro-Fac share of income                                  732          (732)            0            0             0               0
                                                   ---------    ----------     ---------     ---------    ---------      -----------
Income/(loss) before taxes                               721       (61,628)       62,359        8,228)        8,228           1,452
Tax (provision)/benefit                                 (308)       22,178       (22,163)        (675)            0            (968)
                                                   ---------    ----------     ---------     --------     ---------      ----------
Net income/(loss)                                  $     413    $  (39,450)    $  40,196     $ (8,903)    $   8,228      $      484
                                                   =========    ==========     =========     ========     =========      ==========


                                                                               Income Statement
                                                                        Fiscal Year Ended June 24, 2000
                                                  ---------------------------------------------------------------------------------
                                                    Pro-Fac      Agrilink     Guarantor    Non-Guarantor  Eliminating
                                                   Cooperative  Foods, Inc.  Subsidiaries  Subsidiaries     Entries    Consolidated
                                                  ------------- -----------  ------------- -------------  -----------  ------------
(Dollars in Thousands)

Net sales                                          $       0     $1,217,110   $  15,152     $111,935     $ (37,538)     $1,306,659
Cost of sales                                              0       (848,814)     (8,505)     (99,248)       37,538        (919,029)
                                                   ---------     ----------   ---------     --------     ---------      -----------
Gross profit                                               0        368,296       6,647       12,687             0         387,630
Other income                                               5              0      59,461            0       (59,466)              0
Selling, administrative and general expenses               0       (329,139)    (11,608)      (7,230)       59,466        (288,511)
Gain on sale of assets                                     0          6,635           0            0             0           6,635
Income from joint venture                                  0          2,418           0            0             0           2,418
                                                   ---------     ----------    --------     --------     ---------      -----------
Operating income before dividing with Pro-Fac              5         48,210   $  54,500        5,457             0         108,172
Interest (expense)/income                                  0        (82,897)      4,843       (5,457)            0         (83,511)
                                                   ---------     -----------  ---------     --------     ---------      -----------
Pretax income/(loss) before dividing with Pro-Fac          5        (34,687)     59,343            0             0          24,661
Pro-Fac share of income/(loss)                        12,328        (12,328)          0            0             0               0
                                                   ---------     -----------  ---------     --------     ---------      -----------
Income/(loss) before taxes                            12,333        (47,015)     59,343            0             0          24,661
Tax (provision)/benefit                               (2,593)        14,867     (20,771)           0             0          (8,497)
                                                   ---------     -----------  ---------     --------     ---------      ----------
Net income/(loss)                                  $   9,740     $  (32,148)  $  38,572     $      0     $       0      $   16,164
                                                   =========     ==========   =========     ========     =========      ==========

                                                                               Income Statement
                                                                        Fiscal Year Ended June 26, 1999
                                                  ---------------------------------------------------------------------------------
                                                    Pro-Fac     Agrilink      Guarantor    Non-Guarantor  Eliminating
                                                   Cooperative  Foods, Inc.  Subsidiaries  Subsidiaries     Entries    Consolidated
                                                  ------------- -----------  ------------- -------------  -----------  ------------
(Dollars in Thousands)

Net sales                                          $       0    $1,248,854    $   13,026     $ 41,294      $(11,153)     $1,292,021
Cost of sales                                              0      (896,613)       (7,278)     (35,523)       11,152        (928,262)
                                                   ---------    -----------   ----------     --------      ----------    ----------
Gross profit                                               0       352,241         5,748        5,771            (1)        363,759
Other income                                               0             0        20,240            0       (20,240)              0
Selling, administrative and general expenses             (34)     (304,321)       (5,842)      (3,690)       20,241        (293,646)
Gain on sale of assets                                     0        64,734             0            0             0          64,734
Restructuring                                              0        (5,000)            0            0             0          (5,000)
Income from joint venture                                  0         2,787             0            0             0           2,787
                                                   ---------    ----------    ----------     --------     ----------     ----------
Operating income before dividing with Pro-Fac            (34)      110,441        20,146        2,081             0         132,634
Interest (expense)/income                                  0       (65,677)          338       (2,081)            0         (67,420)
Amortization of debt issue costs associated
    with bridge facility                                   0        (5,500)            0            0             0          (5,500)
                                                   ---------    ----------    ----------     --------      ----------    ----------
Pretax (loss)/income before dividing with Pro-Fac        (34)       39,264        20,484            0             0          59,714
Pro-Fac share of income                                1,658        (1,658)            0            0             0               0
                                                   ---------    ----------    ----------     --------       ---------    ----------
Income before taxes and extraordinary item             1,624        37,606        20,484            0             0          59,714
Tax benefit/(provision)                                   24       (17,601)       (7,169)           0             0         (24,746)
                                                   ---------    ----------    ----------     --------        ----------  ----------
Income before extraordinary item                       1,648        20,005        13,315            0             0          34,968
Extraordinary item related to early
   extinguishment of debt (net of tax)                (1,658)      (16,366)            0            0             0         (18,024)
                                                   ---------    ----------    ----------     --------       ----------   ----------
Net (loss)/income                                  $     (10)   $    3,639    $   13,315     $      0    $        0      $   16,944
                                                   =========    ==========    ==========     ========      ==========    ==========

                                                                              Statement of Cash Flows
                                                                         Fiscal Year Ended June 30, 2001
                                                       ----------------------------------------------------------------------------
                                                        Pro-Fac    Agrilink      Guarantor   Non-Guarantor Eliminating
                                                       Cooperative Foods, Inc.  Subsidiaries  Subsidiaries   Entries   Consolidated
                                                       ----------- -----------  ------------ ------------- ----------  ------------

(Dollars in Thousands)

Net income/(loss)                                       $    413    $ (39,450)    $ 40,196     $ (8,903)      $  8,228    $    484
Adjustments to reconcile net income/(loss) to net
  cash (used in)/provided by operating activities -
    Amortization of goodwill and other intangible assets       0        2,803        7,057            0              0       9,860
    Amortization of debt issue costs and amendment costs
      and discount on subordinated promissory note             0        4,895            0          322              0       5,217
    Interest in-kind on subordinated promissory note           0        2,069            0            0              0       2,069
    Depreciation                                               0       29,831          572        1,508              0      31,911
    Equity in undistributed earnings of CoBank                 0          (97)           0            0              0         (97)
    Equity in undistributed earnings in joint venture          0       (1,243)           0            0              0      (1,243)
    Provision for deferred taxes                            (106)       3,464            0            0              0       3,358
    Provision for losses on accounts receivable                0          560           50            0              0         610
    Change in assets and liabilities:
      Accounts receivable                                      0       12,022         (794)      10,690        (10,345)     11,573
      Inventories                                              0      (18,933)          39       (4,005)             0     (22,899)
      Other assets                                         1,709       27,769      (61,456)       2,356        (27,027)    (56,649)
      Accounts payable and accrued interest                   36      (20,213)        (262)     (13,147)        14,384     (19,202)
      Other liabilities                                    5,532       36,394       17,437       10,572         15,273      85,208
                                                        ----------  ---------     --------     --------       --------    --------
Net cash provided by/(used in) operating activities        7,584       39,871        2,839         (607)           513      50,200

Cash flows from investing activities:
  Purchase of property, plant, and equipment                   0      (21,638)      (3,027)      (1,505)             0     (26,170)
  Proceeds from disposals                                      0        5,797            0           23              0       5,820
  Proceeds from investment in CoBank                           0        4,259            0            0              0       4,259
                                                        ---------    --------     --------     --------       --------    --------
Net cash used in investing activities                          0      (11,582)      (3,027)      (1,482)             0     (16,091)

Cash flows from financing activities:
  Net (payments on)/proceeds from short-term debt              0       (5,700)           0        2,100              0      (3,600)
  Payments on long-term debt                                   0      (18,084)           0            0              0     (18,084)
  Payments on capital leases                                   0         (449)           0            0              0        (449)
  Issuance of stock, net of repurchases                      622            0            0            0              0         622
  Cash portion of non-qualified conversion                   (83)           0            0            0              0         (83)
  Cash dividends paid                                     (8,123)           0            0            0              0      (8,123)
  Cash paid for debt issuance costs and amendments             0       (1,730)           0            0              0      (1,730)
  Capital contributions by Pro-Fac                             0          513            0            0           (513)          0
                                                        --------    ---------     --------     --------       --------    --------
Net cash (used in)/provided by financing activities       (7,584)     (25,450)           0        2,100           (513)    (31,447)
                                                        --------   ----------     --------     --------       --------    --------

Net change in cash and cash equivalents                        0        2,839         (188)          11              0        2,662
Cash and cash equivalents at beginning of period               0        4,785          209            0              0        4,994
                                                        --------    ---------     --------     --------       --------    ---------
Cash and cash equivalents at end of period              $      0    $   7,624     $     21     $     11       $      0    $   7,656
                                                        ========    =========     ========     ========       ========    =========

                                                                           Statement of Cash Flows
                                                                        Fiscal Year Ended June 24, 2000
                                                       ----------------------------------------------------------------------------
                                                        Pro-Fac    Agrilink      Guarantor   Non-Guarantor Eliminating
                                                       Cooperative Foods, Inc.  Subsidiaries  Subsidiaries   Entries   Consolidated
                                                       ----------- -----------  ------------ ------------- ----------  ------------

 (Dollars in Thousands)

Net income/(loss)                                        $  9,740   $(32,148)    $  38,572    $        0    $      0      $ 16,164
Estimated cash payments to Class A members                 (1,477)         0             0             0           0        (1,477)
Adjustments to reconcile net income/(loss) to net
   cash provided by/ (used in) operating activities -
     Gain on sale of assets                                     0     (6,635)            0             0           0        (6,635)
     Amortization of goodwill and other intangible assets       0      1,711         7,057             0           0         8,768
     Amortization of debt issue costs and amendment costs and
       discount on subordinated promissory note                 0      4,318             0           487           0         4,805
     Interest in-kind on subordinated promissory note           0      1,571             0             0           0         1,571
     Depreciation                                               0     29,983           330         2,292           0        32,605
     Equity in undistributed earnings of CoBank                 0       (102)            0          (310)          0          (412)
     Equity in undistributed earnings of joint venture          0        (96)            0             0           0           (96)
     Provision for deferred taxes                           4,636      9,000             0             0           0        13,636
     Provision for losses on accounts receivable                0        191            10             0           0           201
     Change in assets and liabilities:
       Accounts receivable                                      0    (14,356)         (920)          754       3,530       (10,992)
       Inventories                                              0    (49,291)         (432)       (9,142)          0       (58,865)
       Other assets                                          (113)     1,571      (112,566)        1,834      86,609       (20,545)
       Accounts payable and accrued interest                 (932)    (2,991)          369           127      (3,530)       (6,957)
       Other liabilities                                   (4,661)    38,626        68,522        (2,586)    (77,977)       19,804
                                                         --------   --------     ---------    ----------    --------      --------
Net cash provided by/(used in) operating activities         7,193    (18,648)          942        (6,544)      8,632        (8,425)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                   0    (24,608)         (820)       (1,555)          0       (26,983)
   Proceeds from disposals                                      0     64,360             0             0           0        64,360
   Proceeds from investment in CoBank                           0      3,378             0             0           0         3,378
   Cash paid for acquisitions                                   0       (250)            0             0           0          (250)
                                                         --------   --------     ---------    ----------    --------      --------
Net cash provided by/(used in) investing activities             0     42,880          (820)       (1,555)          0        40,505

Cash flows from financing activities:
   Net (payments on)/proceeds from short-term debt              0    (13,200)            0         8,100           0        (5,100)
   Payments on long-term debt                                   0    (18,470)            0             0           0       (18,470)
   Payments on capital leases                                   0       (238)            0            (1)          0          (239)
   Issuance of stock, net of repurchases                      662          0             0             0           0           662
   Cash portion of non-qualified conversion                  (445)         0             0             0           0          (445)
   Cash dividends paid                                     (7,410)         0             0             0           0        (7,410)
   Cash paid for debt issuance costs and amendments             0     (2,624)            0             0           0        (2,624)
   Capital contributions by Pro-Fac                             0      8,632             0             0      (8,632)            0
                                                         --------   --------     ---------    ----------    --------      --------
Net cash used in financing activities                      (7,193)   (25,900)            0         8,099      (8,632)      (33,626)
                                                         --------   --------     ---------    ----------    --------      --------
Net change in cash and cash equivalents                         0     (1,668)          122             0           0        (1,546)
Cash and cash equivalents at beginning of period                0      6,453            87             0           0         6,540
                                                         --------   --------     ---------    ----------    --------      ---------
Cash and cash equivalents at end of period               $      0   $  4,785     $     209    $        0    $      0      $  4,994
                                                         ========   ========     =========    ==========    ========      ========

                                                                             Statement of Cash Flows
                                                                        Fiscal Year Ended June 26, 1999
                                                      ----------------------------------------------------------------------------
                                                         Pro-Fac    Agrilink     Guarantor  Non-Guarantor Eliminating
                                                       Cooperative Foods, Inc. Subsidiaries  Subsidiaries   Entries   Consolidated
                                                       ----------- ----------- ------------ ------------- ----------- ------------
(Dollars in Thousands)

Net (loss)/income                                      $    (10)   $   3,639     $ 13,315      $       0    $      0    $   16,944
Adjustments to reconcile net income to net
   cash (used in)/provided by operating activities -
     Extraordinary item relating to the early
       extinguishment of debt (net of tax)                1,658       16,366            0              0           0        18,024
     Gain on sales of assets                                  0      (64,734)           0              0           0       (64,734)
     Loss from disposal of asset held for resale              0          353            0              0           0           353
     Amortization of goodwill and other intangibles           0        6,915        2,481              0           0         9,396
     Amortization of debt issue costs and amendment
       costs and discount on subordinated promissory note     0        7,678            0              0           0         7,678
     Interest in-kind on subordinated promissory note         0          782            0              0           0           782
     Depreciation                                             0       23,498          306            948           0        24,752
     Equity in undistributed earnings of CoBank               0         (520)           0              0           0          (520)
     Equity in undistributed earnings of joint venture        0          (95)           0              0           0           (95)
     Provision for deferred taxes                           207        9,742            0              0           0         9,949
     Provision for losses on accounts receivable              0          198           10              0           0           208
     Change in assets and liabilities:
       Accounts receivable                                    0       (2,296)         248         (4,735)      6,815            32
       Inventories                                            0       33,152           26         (1,563)          0        31,615
       Other assets                                      (2,322)     (49,958)      (1,957)       (15,095)     (7,500)      (76,832)
       Accounts payable and accrued interest                 10       27,550          325         17,629      (6,815)       38,699
       Other liabilities                                  6,497      (24,381)     (14,552)        (1,102)          0       (33,538)
                                                       --------    ---------     --------      ---------    --------    ----------
Net cash (used in)/provided by operating activities       6,040      (12,111)         202         (3,918)     (7,500)      (17,287)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                 0      (21,875)        (189)        (1,723)          0       (23,787)
   Proceeds from disposals                                    0       93,486            0              0           0        93,486
   Proceeds from the sale of idle facilities                  0        1,427            0              0           0         1,427
   Proceeds from investment in CoBank                         0        2,795            0              0           0         2,795
   Cash paid for acquisitions                                 0     (443,531)           0        (72,521)          0      (516,052)
                                                       --------    ---------     --------      ---------    --------    ----------
Net cash used in investing activities                         0     (367,698)        (189)       (74,244)          0      (442,131)

Cash flows from financing activities:
   Net proceeds from short-term debt                          0       18,900            0         36,000           0        54,900
   Proceeds from issuance of long-term debt                   0      677,100            0         42,163           0       719,263
   Payments on long-term debt                                 0     (287,574)           0              0           0      (287,574)
   Payments on capital leases                                 0         (282)           0             (1)          0          (283)
   Issuance of stock, net of repurchases                    844            0            0              0           0           844
   Cash portion of non-qualified conversion                (153)           0            0              0           0          (153)
   Cash dividends paid                                   (6,734)           0            0              0           0        (6,734)
   Cash paid for debt issuance costs and amendments           0      (19,354)           0              0           0       (19,354)
   Dividends paid to Pro-Fac                                  0       (7,500)           0              0       7,500             0
                                                       --------    ---------     --------      ---------    --------    ----------
Net cash provided by financing activities                (6,043)     381,290            0         78,162       7,500       460,909
                                                       --------    ---------     --------      ---------    --------    ----------
Net change in cash and cash equivalents                      (3)       1,481           13              0           0         1,491
Cash and cash equivalents at beginning of period              3        4,972           74              0           0         5,049
                                                       --------    ---------     --------      ---------    --------    ----------
Cash and cash equivalents at end of period             $      0    $   6,453     $     87      $       0    $      0    $    6,540
                                                       ========    =========     ========      =========    ========    ==========

NOTE 14. OTHER MATTERS

Legal Matters: The Cooperative is party to various litigation and claims arising in the ordinary course of business. Management and legal counsel for the Cooperative are of the opinion that none of these legal actions will have a material effect on the financial position of the Cooperative.

Commitments: Agrilink Foods has guaranteed an approximate $1.8 million loan for the City of Montezuma to renovate a sewage treatment plant operated in Montezuma on behalf of the City.

                            Pro-Fac Cooperative, Inc.
                      Quarterly Financial Data (Unaudited)

Quarterly financial information for the fiscal years ended June 30, 2001 and June 24, 2000 appears in the following table. The fourth quarter of fiscal 2001 reflects 14 weeks and all other quarters reflect 13-week periods.

In the opinion of management, all adjustments necessary for a fair presentation of the unaudited quarterly data have been made.

(Dollars in Thousands Except Per Share)

                                                                                   Quarters
                                                 ---------------------------------------------------------------------------------
Fiscal 2001                                           1                 2                3                 4            Total Year
                                                 ----------       ----------        -----------      -----------       -------------

Net sales                                        $  314,689      $   392,192        $  313,220       $  319,110        $ 1,339,211
Gross profit                                     $   85,650      $   116,859        $   95,116       $   85,404        $   383,029
Pretax income/(loss) before dividends,
     and allocation of net proceeds              $       62      $    12,560        $      179       $  (11,349)       $     1,452
Net (loss)/income                                $     (781)     $     9,239        $     (541)      $   (7,433)       $       484
Cash dividends declared per share on
   Class A Cumulative Preferred Stock            $      .43      $        .43       $       .43      $       .43       $      1.72
Market price per share on Class A
   Cumulative Preferred Stock (Nasdaq)
     High                                        $  17.625       $    17.000        $  16.750        $   18.500        $    18.500
     Low                                         $  14.313       $    15.250        $  15.250        $   16.250        $    14.313

(Dollars in Thousands Except Per Share)

                                                                                   Quarters
                                                 ---------------------------------------------------------------------------------
Fiscal 2000                                           1                 2                3                 4            Total Year
                                                 ----------       ----------        -----------      -----------       -------------

Net sales                                        $  307,701      $   390,481        $  309,174       $  299,303        $ 1,306,659
Gross profit                                     $   85,592      $   128,932        $   90,877       $   82,229        $   387,630
Pretax income before dividends,
     and allocation of net proceeds              $    1,448      $    19,113        $    1,991       $    2,109        $    24,661
Net income                                       $      403      $    14,480        $      925       $      356        $    16,164
Cash dividends declared per share on
   Class A Cumulative Preferred Stock            $      .43      $        .43       $       .43      $       .43       $      1.72
Market price per share on Class A
   Cumulative Preferred Stock (Nasdaq)
     High                                        $  19.500       $    19.125        $  16.953        $   16.953        $    19.500
     Low                                         $  18.500       $    17.500        $  13.875        $   14.875        $    13.875

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS

                                 MANAGEMENT AND DIRECTORS OF PRO-FAC

                                    Date
          Name                    of Birth                                Positions
------------------------          --------           --------------------------------------------------------

Bruce R. Fox                        1947             Director and Chairman of the Board, President
Steven D. Koinzan                   1948             Director and Vice Chairman of the Board, Vice President
Tom R. Croner                       1942             Director
Earl L. Powers                      1944             Treasurer
Stephen R. Wright                   1947             Secretary and General Manager
Dale W. Burmeister                  1940             Director
Peter R. Call                       1956             Director
Glen Lee Chase                      1937             Director
Kenneth A. Dahlstedt                1954             Director
Robert DeBadts                      1957             Director
Kenneth A. Mattingly                1948             Director
Allan W. Overhiser                  1960             Director
Paul E. Roe                         1939             Director
Darell Sarff                        1949             Director

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

Earl L. Powers has been an officer of Pro-Fac since 1997. For information regarding Mr. Powers, see "Management and Directors of Agrilink Foods."

Stephen R. Wright has been an officer of Pro-Fac since March 1995 and was elected as Secretary in June 1999. Mr. Wright previously served as Assistant General Manager. For information regarding Mr. Wright, see "Management and Directors of Agrilink Foods."

Dale W. Burmeister has been a Director of Pro-Fac since 1992 and a member of Pro-Fac since 1974. Mr. Burmeister is a fruit and vegetable grower (Lakeshore Farms, Inc.; Shelby, Michigan).

Peter R. Call was elected a Director of Pro-Fac in February 2000. Mr. Call is a vegetable and grain farmer (My-T Acres, Inc., Batavia, New York).

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

                   MANAGEMENT AND DIRECTORS OF AGRILINK FOODS

Management and Directors: Effective upon consummation of the acquisition of Agrilink Foods by Pro-Fac, Pro-Fac established a management structure for Agrilink Foods, providing for a Board of Directors consisting of one management director, Pro-Fac Directors and Disinterested Directors. The Chairman of the Board is a Pro-Fac Director. The management and directors are listed below. The Cooperative may in the future expand the Board of Directors, but Pro-Fac has undertaken to cause the Cooperative to maintain a Board on which the number of Pro-Fac Directors does not exceed the number of Disinterested Directors. The Senior Subordinated Notes - 11-7/8 Percent (due 2008) provide that there will be a Change of Control if, for a period of 120 consecutive days, the number of Disinterested Directors on the Board of Directors of the Cooperative is less than the greater of (i) two and (ii) the number of directors who are also directors, members or affiliates of the Cooperative. The Credit Facility provides that there will be a change of control if the number of Pro-Fac directors exceeds the number of disinterested directors.

Set forth below is certain information concerning the individuals who serve as directors and officers of Agrilink Foods.

                                       Year of
       Name                             Birth                              Positions
------------------------------        ---------     ------------------------------------------------------

Dennis M. Mullen(1)                     1953         President and Chief Executive Officer and Director

Earl L. Powers                          1944         Executive Vice President and Chief Financial Officer

Stephen R. Wright                       1947         Executive Vice President - Agriculture and Secretary

Carl W. Caughran                        1953         Executive Vice President - Operations

John R. Clark                           1959         Executive Vice President - Logistics

Bernhard H. Frega                       1951         Executive Vice President - Sales and Marketing

David M. Mehalick                       1956         Vice President and General Counsel

Bruce R. Fox(2)                         1947         Director and Chairman of the Board

Steven D. Koinzan(2)                    1948         Director and Vice Chairman of the Board

Cornelius D. Harrington, Jr.(3)         1927         Director

Paul E. Roe(2)                          1939         Director

Walter F. Payne(3)                      1936         Director

James A. Pierson(3)                     1937         Director

Frank M. Stotz(3)                       1930         Director

(1) Management Director.

(2) Pro-Fac Director.

(3) Disinterested Director.


Dennis M. Mullen has been the President and Chief Executive Officer since January 1997 and a Director of Agrilink Foods since May 1996. He was Chief Operating Officer from May 1996 to January 1997 and Executive Vice President from January 1996 to May 1996. He had been President and Chief Executive Officer of Curtice Burns Foods from March 1993 to May 1996. He was Senior Vice President and Business Unit Manager Food Service of Curtice Burns Foods from 1991 to 1993, and Senior Vice President-

Custom Pack Sales for Nalley from 1990 to 1991. Prior to employment with Agrilink Foods, he was President and Chief Executive Officer of Globe Products Company. He currently serves on the Board of Directors for Grocery Manufacturers of America, National Food Processors Association, United Way of Greater Rochester, Genesee Valley American Heart Association, St. Leo College, the Rochester Institute of Technology School of Food, Hotel, Travel Management's National Advisory Board, and Chase Manhattan Bank's Northeast Advisory Board.

Earl L. Powers has been Executive Vice President and Chief Financial Officer since February 1997. He was Vice President and Corporate Controller from March 1993 to February 1997, and Vice President Finance and Management Information Systems, Curtice Burns Foods business unit of Agrilink Foods from 1991 to March 1993. Prior to joining Agrilink Foods, he was Controller of various Pillsbury Company divisions 1987-1990 and various other executive management positions at the Pillsbury Company 1976-1987. He currently serves on the Board of Directors of Chase Manhattan Bank's Northeast Advisory Board.

David M. Mehalick joined Agrilink Foods May 1, 1999 as Vice President and General Counsel. Prior to employment with Agrilink Foods, he practiced law in the firm of Harris Beach & Wilcox from 1981 to 1999.

Carl W. Caughran has been Executive Vice President - Operations since 1999. He has also served as President and CEO of Nalley Fine Foods from 1996-1999. Prior to joining the Company, he held various executive positions at Borden Foods, including Vice President/General Manager of both the Western Snack Group and Eastern Snack Group.

Stephen R. Wright has been Executive Vice President since November 6, 1996. He was Senior Vice President - Procurement of Agrilink Foods from November 1994 and Vice President -- Procurement for Agrilink Foods from 1990 to November, 1994, having served as Director of Commodities and Administration Services for Agrilink Foods from 1988 to 1990.

John R. Clark has been Executive Vice President - Logistics since 1999. He has in excess of 20 years experience in logistics and supply chain management. Prior positions include vice president/operations for Missouri Nebraska Express in 1984; executive vice president of operations for Dean Foods Transportation Co. in 1989; and vice president logistics for Dean Foods Vegetable Company (DFVC) in 1992.

Bernhard H. Frega has been Executive Vice President - Sales and Marketing since 1999. He has over twenty-five years experience with Agrilink Foods, including vice president roles for private label and consumer products for the Comstock Michigan Fruit Division and was executive vice president and COO of Curtice Burns from 1995 to 1999.

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

Walter F. Payne has been a Director of the Company since January 1996. Mr. Payne was President and Chief Executive Officer of Blue Diamond Growers from 1992 until 2001, when he retired. He held various positions at Blue Diamond Growers between 1973 to 1992. Mr. Payne serves on the Boards of Directors of Healthnet of California, Pacific Coast Building and Products, and Pride Industries. He is currently Chairman of the California State Chamber of Commerce as well as the Committee for Small Business and Agriculture for the Federal Reserve Western District.

James A. Pierson was elected as a Director of the Company during fiscal 2001. Mr. Pierson retired in 2001 from his position as President and Chief Operating
Officer of CoBank. He held various positions at Farm Credit Banks of Springfield, Massachusetts between 1975 and 1994, including President and Chief Executive Officer from 1987 to 1994. He is currently a member of the Bennett Roundtable of the Farm Foundation and served as a Director of the Farm Credit System Funding Corporation and the National Council of Farmer Cooperatives.

Paul E. Roe was elected a Director of Agrilink Foods in fiscal 2000. He has been a Director of Pro-Fac since 1986 and a member of Pro-Fac since 1961. Mr. Roe is a vegetable, grain and dry bean farmer (Roe Acres, Inc.; Bellona, New York).

Frank M. Stotz has been a Director of Agrilink Foods since the completion of the Pro-Fac acquisition of Agrilink Foods. Mr. Stotz retired in 1994 from his position as Senior Vice President - Finance of Bausch & Lomb Incorporated. Before joining Bausch & Lomb in that capacity in 1991, Mr. Stotz was a partner for 25 years with Price Waterhouse (now PricewaterhouseCoopers LLP).

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

Involvement in Certain Legal Proceedings: The following executive officers of Agrilink Foods were previously officers of PF Acquisition II, Inc., a former subsidiary of Pro-Fac: Dennis M. Mullen, Earl L. Powers, Stephen R. Wright, and David M. Mehalick. On June 27, 2001, PF Acquisition II, Inc. filed a petition under the federal bankruptcy laws.

ITEM 11. EXECUTIVE COMPENSATION

The following tables show the cash compensation and certain other components of the compensation of the chief executive officer and four other most highly compensated executive officers of the Cooperative, earned during fiscal years ended June 30, 2001, June 24, 2000, and June 26, 1999 (collectively, the "Named Executive Officers").

Executive Compensation
Summary Compensation Table
                                                                                                                        RSIP/
                                                                                                                      Matching
                                                                                          Annual                    Contributions
                                                                                       Compensation1                  Deferred
                                                                                ---------------------------            Profit
Name and Principal Position                                       Year            Salary           Bonus2              Sharing
---------------------------                                       ----          -----------      ---------           -----------

Dennis M. Mullen                                                   2001         $ 600,000        $       0             $  9,808
   President and Chief Executive Officer and Director              2000         $ 525,000        $       0             $  3,173
                                                                   1999         $ 500,000        $       0             $  4,241

Earl L. Powers                                                     2001         $ 305,104        $       0             $  4,444
   Executive Vice President Finance and Chief Financial Officer    2000         $ 283,854        $       0             $  4,125
                                                                   1999         $ 260,096        $       0             $  5,124

David M. Mehalick3                                                 2001         $ 253,067        $  50,000             $  7,289
   Vice President and General Counsel                              2000         $ 241,867        $       0             $      0
                                                                   1999         $  36,923        $       0             $      0

Carl W. Caughran                                                   2001         $ 232,050        $       0             $  6,880
   Executive Vice President - Operations                           2000         $ 218,400        $       0             $  3,276
                                                                   1999         $ 210,600        $       0             $  3,120

Stephen R. Wright                                                  2001         $ 222,685        $       0             $  6,556
   Executive Vice President - Agriculture and Secretary            2000         $ 212,160        $       0             $  3,120
                                                                   1999         $ 205,999        $       0             $  3,762

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

3  Mr. Mehalick's employment with Agrilink Foods began May 1, 1999.

Long-Term Incentive Plan - Awards in Last Fiscal Year

                                                                                 Estimated Future Payouts
                                                                             Under Non-Stock Price Based Plans
                               (b)                        (c)                ---------------------------------
                          Number of Shares        Performance or Other           (d)                  (e)
     (a)                   Units or Other        Period Until Maturation      Threshold              Target
     Name                 Rights Granted (1)            or Payout              ($ or #)            ($ or #)(2)
-----------------         ------------------     ------------------------     ---------            -----------

Dennis M. Mullen              91,977                    6/27/2005                 $0                   $0
Earl L. Powers                34,180                    6/27/2005                 $0                   $0
David M. Mehalick             27,840                    6/27/2005                 $0                   $0
Carl Caughran                 23,910                    6/27/2005                 $0                   $0
Stephen R. Wright             22,449                    6/27/2005                 $0                   $0

(1) On June 27, 2001, the Company issued performance units under the Agrilink Foods Equity Value Plan ("EVP") to a select group of management. The future value of the performance units is discretionary. The performance units vest 100 percent on the fourth anniversary of grant. One-third of the appreciated value of units in excess of the initial grant price is paid as cash compensation over the subsequent three years. The final value of the 2001 performance units is determined on the fourth anniversary of grant.

(2) The value of the June 27, 2001 grants from the Agrilink Foods Equity Value Plan is discretionary. The beginning value of these performance units was set at a level requiring improved earnings and debt-repayment performance. The target payouts shown above are based on the value of the performance units at fiscal 2001 earnings and debt levels and would yield no payout from the plan at those levels. If future performance equals fiscal 2001 performance, no payouts will be made from the plan relative to the options granted on June 27, 2001.

Retirement Plans: Agrilink Foods' Master Salaried Retirement Plan (the "Pension Plan") provides defined retirement benefits for its officers and all salaried exempt and non-exempt personnel. The compensation upon which the pension benefits are determined is included in the salary columns of the "Summary Compensation Table."

For retirement before age 65, the annual benefits are reduced by an amount for each year prior to age 65 at which such retirement occurs so that if retirement occurs at age 55, the benefits are 70 percent of those payable at age 65.

The approximate number of years of Plan participation under Agrilink Foods' Pension Plan as of June 30, 2001, of the Executive Officers listed in the Summary Compensation Table are as follows: Dennis M. Mullen-11, Earl L. Powers-9, David M. Mehalick-1, Carl W. Caughran-4, and Stephen R. Wright-26.

Agrilink Foods maintains an Excess Benefit Retirement Plan which serves to provide employees with the same retirement benefit they would have received from Agrilink Foods' Master Salaried Retirement Plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code, which was $150,000 on January 1, 1994, having been revised in the 1992 Omnibus Budget Reform Act. This benefit plan was amended in December 2000.

In fiscal 2001, Agrilink Foods adopted a non-tax qualified Supplemental Executive Retirement Plan ("SERP") which provides additional retirement benefits to Agrilink Foods' Chief Executive Officer. Agrilink Foods has not pre-funded this liability at June 30, 2001. The projected and accumulated benefit obligation under the plan at June 30, 2001 was $353,000.

The following table shows the estimated pension benefits payable to a covered participant, at age 65, at the specified final average pay, and years of credited service levels under the Agrilink Foods' Master Salaried Retirement Plan and the Excess Benefit Retirement Plan.
                         Pension Plan Table

                                  Years of Plan Participation
    Final      -------------------------------------------------------------
 Average Pay        15            20           25         30           35
 -----------   ------------  ---------    ---------   ---------    ---------

 $ 125,000     $ 21,563      $  28,750    $  35,938   $  43,125    $  50,313
   150,000       25,875         34,500       43,125      51,750       60,375
   175,000       30,188         40,250       50,313      60,375       70,438
   200,000       34,500         46,000       57,500      69,000       80,500
   225,000       38,813         51,750       64,688      77,625       90,563
   250,000       43,125         57,500       71,875      86,250      100,625
   275,000       47,438         63,250       79,063      94,875      110,688
   300,000       51,750         69,000       86,250     103,500      120,750
   325,000       56,063         74,750       93,438     112,125      130,813
   350,000       60,375         80,500      100,625     120,750      140,875
   375,000       64,688         86,250      107,813     129,375      150,938
   400,000       69,000         92,000      115,000     138,000      161,000
   425,000       73,313         97,750      122,188     146,625      171,063
   450,000       77,625        103,500      129,375     155,250      181,125
   475,000       81,938        109,250      136,563     163,875      191,188
   500,000       86,250        115,000      143,750     172,500      201,250

Termination Protection Provisions: Agrilink Foods has adopted a revised Salary Continuation Agreement for Mr. Mullen on August 22, 2001, whereby, two years of salary and benefits continuation will be provided if Mr. Mullen's employment is involuntarily terminated for reasons other than for "cause" as such term is defined in the Agreement.

Directors' Compensation: In fiscal 2001, non-employee directors as designated by Pro-Fac received an annual stipend of $20,000 to $25,000 per year. The Pro-Fac Chairman received an annual stipend of $40,000 per year. All disinterested directors, Messrs. Harrington, Payne, and Stotz, received an annual rate of $35,000. Directors received an additional $2,000 for committee chairmanships when applicable. Effective during fiscal 2001, directors are no longer paid a per-diem rate for meeting attendance. Mr. Pierson, who joined the Board of Directors on June 28, 2001 received no payments in fiscal 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of June 30, 2001, with respect to (i) each person known by Pro-Fac to own beneficially 5 percent or more of any class of Pro-Fac's voting securities, (ii) each director and named executive officer of Pro-Fac and (iii) all directors and officers of Pro-Fac as a group.


                                                                                    Amount and Nature of                Percent of
       Name                                     Title of Class                    Beneficial Ownership(a)                 Class(b)
-----------------------------------         ----------------------------          -----------------------                ----------

Cherry Central Cooperative, Inc.            Common                                         346,680                          15.36%
   PO Box 988                               Class A Cumulative Preferred                    91,302                           2.03%
   Traverse City, MI 49685

Michigan Blueberry Growers Assoc.           Common                                         116,400                           5.16%
   PO Drawer B                              Class A Cumulative Preferred                    19,259                           0.43%
   Grand Junction, MI 49056

Dale E. Burmeister                          Common                                          11,946(c)                        0.52%
                                            Class A Cumulative Preferred                       657(c)                        0.01%
                                            Class A Cumulative Preferred                    10,348                           0.23%





                                                                                   Amount and Nature of                  Percent of
       Name                                     Title of Class                    Beneficial Ownership(a)                 Class(b)
-----------------------------------         ----------------------------          -----------------------                ----------
Peter R. Call                               Common                                          41,006(d)                        1.81%
                                            Class A Cumulative Preferred                    27,177(d)                        0.60%
                                            Class A Cumulative Preferred                    14,194(e)                        0.32%
                                            Class A Cumulative Preferred                     5,361(f)                        0.12%
                                            Class A Cumulative Preferred                     8,246                           0.18%

Carl W. Caughran                            None                                                 0                           0.00%

Glen Lee Chase                              Common                                           9,472(g)                        0.42%
                                            Class A Cumulative Preferred                     8,174(g)                        0.18%

John R. Clark                               None                                                 0                           0.00%

Tom R. Croner                               Common                                           3,776(h)                        0.17%
                                            Class A Cumulative Preferred                    13,315(i)                        0.30%

Kenneth A. Dahlstedt                        Common                                           7,004                           0.31%
                                            Common                                           1,555(l)                        0.07%
                                            Class A Cumulative Preferred                       330                           0.00%

Robert DeBadts                              Common                                          12,594(j)                        0.56%
                                            Class A Cumulative Preferred                    12,732(j)                        0.28%
                                            Class A Cumulative Preferred                       100(k)                        0.00%

Bruce R. Fox                                Common                                          22,306(m)                        0.99%
                                            Class A Cumulative Preferred                     9,253(m)                        0.21%
                                            Class A Cumulative Preferred                     8,317(n)                        0.19%
                                            Class A Cumulative Preferred                     1,085                           0.02%
                                            Class A Cumulative Preferred                       820                           0.02%

Bernhard H. Frega                           None                                                 0                           0.00%

Steven D. Koinzan                           Common                                           8,280                           0.37%
                                            Class A Cumulative Preferred                     5,235                           0.12%

Kenneth A. Mattingly                        Common                                          11,834(o)                        0.52%
                                            Class A Cumulative Preferred                    11,287(o)                        0.25%

David M. Mehalick                           None                                                 0                           0.00%

Dennis M. Mullen                            None                                                 0                           0.00%

Allan W. Overhiser                          Common                                           2,970(p)                        0.13%
                                            Class A Cumulative Preferred                     2,067(p)                        0.05%

Earl L. Powers                              None                                                 0                           0.00%

Paul E. Roe                                 Common                                          19,590(q)                        0.87%
                                            Class A Cumulative Preferred                     6,538(q)                        0.15%

Darell Sarff                                Common                                           2,616                           0.12%
                                            Class A Cumulative Preferred                     1,846                           0.04%

Stephen R. Wright                           Class A Cumulative Preferred                     1,140                           0.03%

All directors and officers as a group       Common                                         154,949                           6.86%



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

Borrowings by Pro-Fac: The Credit Facility and Senior Subordinated Notes - 11-7/8 Percent (due 2008) permit Agrilink Foods to make demand loans to Pro-Fac for working capital purposes in amounts not to exceed $40.0 million at any time, each such loan to bear interest at a rate equal to the rate in effect on the date of such loan under the Revolving Credit Facility. The loan balance is required to be reduced to zero for a period of not less than 15 consecutive days in each fiscal year. Except for the foregoing provision and except for Pro-Fac's guarantee of the Senior Subordinated Notes - 11-7/8 Percent (due 2008) and the Credit Facility, as long as Pro-Fac has the right to borrow under the Pro-Fac Marketing and Facilitation Agreement, the Senior Subordinated Notes - 11-7/8 Percent (due 2008) do not permit Pro-Fac to incur any other indebtedness.

Equity Ownership in CoBank: As part of its lending arrangements with CoBank, which is a cooperative, Pro-Fac has made investments in the bank. The
Cooperative made these investments through (i) a capital purchase obligation equal to a percentage, set annually based on CoBank's capital needs, of its interest paid to CoBank and (ii) a patronage rebate on interest paid by the Cooperative to CoBank based on CoBank's earnings, which is paid in cash and capital certificates. As of June 30, 2001, the amount of the Cooperative's investment in CoBank was approximately $14.7 million.

Transactions Between Agrilink Foods and AgriFrozen: Agrilink Foods purchased frozen vegetables from AgriFrozen. For fiscal 2001, the net sales amounted to approximately $25.6 million.

In addition, AgriFrozen maintained an administrative service agreement with Agrilink Foods. Agrilink Foods provided certain management, consulting, and administrative services. For the year ended June 30, 2001, AgriFrozen incurred approximately $0.6 million in service fees related to the agreement.

Agrilink Foods purchased the frozen vegetable inventory of AgriFrozen and entered into a related agreement for storage and converting the inventory to finished goods on February 16, 2001. Refer to NOTE 4 to the "Consolidated Financial Statements" for further discussion of the transaction.

Purchase of Crops From Pro-Fac: Each of the members of Pro-Fac sells crops to Pro-Fac pursuant to a general marketing agreement between such member and Pro-Fac, which crops in turn are sold to the Cooperative pursuant to the Pro-Fac Marketing and Facilitation Agreement. During fiscal 2001, the following directors and executive officers of Pro-Fac directly or indirectly through entities owned or controlled by such officers and directors, sold crops to Pro-Fac and provided harvesting, trucking and waste removal services to Agrilink Foods for the following aggregate amounts:


(Dollars in Thousands)

                                                                     RELATIONSHIP                               GROSS PURCHASES
        NAME                                                         TO PRO-FAC                                  IN FISCAL 2001
------------------------                         --------------------------------------------------------   -----------------------
                                                                                                            (Dollars in Thousands)

Dale E. Burmeister...........................    Director                                                          $    446
Peter R. Call................................    Director                                                          $  4,959
Glen Lee Chase...............................    Director                                                          $    213
Tom R. Croner................................    Director and Secretary                                            $     75
Kenneth A. Dahlstedt.........................    Director                                                          $    352
Robert DeBadts...............................    Director                                                          $    449
Bruce R. Fox*................................    Director and Chairman of the Board, President                     $  1,405
Steven D. Koinzan*...........................    Director and Vice Chairman of the Board, Vice President           $    215
Kenneth A. Mattingly.........................    Director                                                          $  2,000
Allan W. Overhiser...........................    Director                                                          $     50
Paul E. Roe*.................................    Director                                                          $    848
Darell Sarff.................................    Director                                                          $     65

* Bruce R. Fox, Steven D. Koinzan, and Paul E. Roe are directors of both Pro-Fac and Agrilink Foods.

                   DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by New York law and in accordance with the policy of that state, the Cooperative has obtained insurance from Chubb Group Insurance insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative. This insurance has a term expiring on October 15, 2001, at an annual cost of approximately $146,000. As of this date, no sums have been paid to any officers or directors of the Cooperative under this indemnification insurance contract.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

The following appears in ITEM 8 of this report:

     ITEM                                                                                                                    Page

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary:
   Management's Responsibility for Financial Statements....................................................................   26
   Report of Independent Accountants.......................................................................................   27
   Consolidated Financial Statements for the years ended
     June 30, 2001, June 24, 2000, and June 26, 1999:
     Consolidated Statements of Operations, Net Proceeds, and Comprehensive Income for the years ended June 30, 2001,
       June 24, 2000, and June 26, 1999....................................................................................   28
     Consolidated Balance Sheet at June 30, 2001 and June 24, 2000.........................................................   29
     Consolidated Statement of Cash Flows for the years ended June 30, 2001, June 24, 2000, and June 26, 1999..............   30
     Consolidated Statements of Changes in Shareholders' and Members' Capitalization and Redeemable Stock
       for the years ended June 30, 2001, June 24, 2000, and June 26, 1999.................................................   32
     Notes to Consolidated Financial Statements............................................................................   33
     Selected Quarterly Financial Data.....................................................................................   63



         (2)    The following additional financial data are set forth herein:


                  SCHEDULE II:  Valuation and Qualifying Accounts

                                                                                                           SCHEDULE II
Pro-Fac Cooperative, Inc.
Valuation and Qualifying Accounts

                                                                                   Fiscal Years Ended
                                                                      ------------------------------------------------
                                                                      June 30, 2001   June 24, 2000      June 26, 1999
                                                                      -------------   -------------      -------------

Allowance for doubtful accounts
   Balance at beginning of period                                     $    998,000     $ 1,607,000        $   774,000
   Additions charged to expense                                            610,000         201,000            208,000
   Deductions                                                             (613,000)       (810,000)          (280,000)
   Change due to abandonment of PF Acquisition II, Inc.***                (152,000)              0                  0
   Increase due to acquisition*                                                  0               0            905,000
                                                                      ------------     -----------        -----------
   Balance at end of period                                           $    843,000     $   998,000        $ 1,607,000
                                                                      ============     ===========        ===========
Inventory reserve**
   Balance at beginning of period                                     $  3,385,000     $ 8,401,000        $   391,000
   Net change                                                             (250,000)     (5,016,000)          (921,000)
   Increase due to acquisition*                                                  0               0          8,931,000
                                                                      ------------     -----------        -----------
   Balance at end of period                                           $  3,135,000     $ 3,385,000        $ 8,401,000
                                                                      ============     ===========        ===========
Tax valuation allowance****
   Balance at beginning of period                                     $  5,752,000     $ 1,409,000        $ 5,550,000
   Net change                                                              139,000       4,343,000         (4,141,000)
                                                                      ------------     -----------        -----------
Balance at end of period                                              $  5,891,000     $ 5,752,000        $ 1,409,000
                                                                      ============     ===========        ===========

* Represents balance acquired in conjunction with the DFVC and Agripac acquisitions.

**   Difference   between  FIFO  cost  and  market  applicable  to  inventories.
     Reductions in the reserve in fiscal 2000 were recorded as related inventory was disposed.

*** See further discussion at NOTE 3 to the "Notes to Consolidated Financial Statements."

**** See further discussion regarding tax matters at NOTE 9 to the "Notes to Consolidated Financial Statements."

     Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

          (3) The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:

 (b)    Reports on Form 8-K:


                On March 27, 2001, the Company filed a Form 8-K to report on financial information presented to attendees at the Lehmann Brothers high-yield bond leveraged loan conference.


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

     10.1 Marketing and Facilitation Agreement, dated as of November 3, 1994, between the Cooperative and Agrilink Foods, Inc. (filed as Exhibit
          10.1 to Agrilink Foods, Inc.'s Registration Statement on Form S-4 filed November 17, 1994 (Registration No. 33-56517) and incorporated herein by reference).

     10.2 Amendment to Marketing and Facilitation Agreement between the Cooperative and Agrilink Foods, Inc. dated September 23, 1998 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 27, 1999 and incorporated herein by reference).

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

   10.8   Agrilink  Equity  Value Plan  adopted  June 24, 1996 (filed as Exhibit
          10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996 and incorporated herein by reference).

   10.9   Raw Product Supply Agreement with Seneca Foods  Corporation  (filed as
          Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference).

   10.10  Reciprocal  Co-Pack Agreement with Seneca Foods Corporation  (filed as
          Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference).

   10.11 Credit Agreement among the Cooperative, Agrilink Foods, Inc., and Harris Trust and Savings Bank, and Bank of Montreal, Chicago Branch, and the Lenders from time to time party hereto, dated as of September 23, 1998 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the first fiscal quarter ended September 26, 1998 and incorporated herein by reference).

   10.12 Subordinated Promissory Note of Agrilink Foods, Inc. to Dean Foods Company, dated as of September 23, 1998 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the first fiscal quarter ended September 26, 1998 and incorporated herein by reference).

   10.13 First Amendment to the Credit Agreement referenced in 10.11 herein (filed as Exhibit 10.1 to the Company's Amended Quarterly Report on Form 10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

   10.14 Second Amendment to the Credit Agreement referenced in 10.11 herein (filed as Exhibit 10.2 to the Company's Amended Quarterly Report on Form 10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

   10.15 Third Amendment to the Credit Agreement referenced in Exhibit 10.11 herein (filed as Exhibit 10.3 to the Company's Amended Quarterly Report on Form 10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

   10.16 Fourth Amendment to the Credit Agreement referenced in Exhibit 10.11 herein (filed as Exhibit 10.4 to the Company's Amended Quarterly Report on Form 10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

   10.17 Fifth Amendment to the Credit Agreement referenced in Exhibit 10.11 herein (filed as Exhibit 10.5 to the Company's Amended Quarterly Report on Form 10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

   10.18 Service Agreement between Agrilink Foods, Inc. and PF Acquisition II, Inc., dated as of February 22, 1999 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 27, 1999 and incorporated herein by reference).

   10.19 Marketing and Facilitation Agreement, dated as of February 22, 1999, between the Cooperative and PF Acquisition II, Inc. (filed as Exhibit
          10.5 to the Company's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 27, 1999 and incorporated herein by reference).

   Exhibit
   Number                            Description

   10.20 Credit Agreement among PF Acquisition II, Inc., the Banks hereto and CoBank, ACB, as Administrative Agent for the lender thereunder, dated February 22, 1999 (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 27, 1999 and incorporated herein by reference).

   10.21 Subordinated Promissory Note between PF Acquisition II, Inc. and CoBank, ACB, dated February 22, 1999 (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 27, 1999 and incorporated herein by reference).


   10.22 Sixth Amendment to the Credit Agreement referenced in Exhibit 10.11 herein (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the first quarter ended September 23, 2000, and incorporated herein by reference).

   10.23 Excess Benefit Retirement Plan, as amended (filed as Exhibit 10.27 to the Company's quarterly report on Form 10-Q for the second quarter ended December 23, 2000, and incorporated herein by reference).

   10.24 Supplemental Executive Retirement Agreement (filed as Exhibit 10.28 to the Company's quarterly report on Form 10-Q for the second quarter ended December 23, 2000, and incorporated herein by reference).

   10.25 Service Agreement By and Between Agrilink Foods and PF Acquisition II, Inc. (filed as Exhibit 10.29 to the Company's quarterly report on Form 10-Q for the third quarter ended March 23, 2001, and incorporated herein by reference).

   10.26 Bill of Sale Agreement By and Between Agrilink Foods, Inc. and CoBank, ACB (filed as Exhibit 10.30 to the Company's quarterly report on Form 10-Q for the third quarter ended March 23, 2001, and incorporated herein by reference).

   10.27  Salary Continuation Agreement - Dennis M. Mullen (filed herewith).

   10.28 Seventh Amendment to the Credit Agreement referenced in Exhibit 10.11 herein (filed herewith).

   18     Accountant's  Report Regarding  Change in Accounting  Method (filed as
          Exhibit 18 to the Company's Quarterly Report on Form 10-Q for the first fiscal quarter ended September 28, 1996 and incorporated herein by reference).

   21 List of Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended June 24, 2000 and incorporated herein by reference).

   23     Accountant's Consent (filed herewith)

   24     Power of Attorney (included on page 78 of this Report)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 PRO-FAC COOPERATIVE, INC.



Date:    September 10, 2001                BY:/s/   Earl L. Powers
         ------------------                     ---------------------------
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


                   SIGNATURE                                                         TITLE
----------------------------------------------------------        -----------------------------------------

/s/    Bruce R. Fox                                               Chairman of the Board and Director            September 10, 2001
----------------------------------------------------------        President                                     ------------------
       (BRUCE FOX)

/s/    Steven D. Koinzan                                          Vice Chairman of the Board and Director       September 10, 2001
----------------------------------------------------------        Vice President                                ------------------
       (STEVEN D. KOINZAN)

/s/    Tom R. Croner                                              Director                                      September 10, 2001
----------------------------------------------------------                                                      ------------------
         (TOM R. CRONER)

/s/    Dale W. Burmeister                                         Director                                      September 10, 2001
----------------------------------------------------------                                                      ------------------
       (DALE W. BURMEISTER)

/s/    Peter R. Call                                              Director                                      September 10, 2001
----------------------------------------------------------                                                      ------------------
        (PETER R. CALL)

/s/    Glen Lee Chase                                             Director                                      September 10, 2001
----------------------------------------------------------                                                      ------------------
       (GLEN LEE CHASE)

/s/    Kenneth A. Dahlstedt                                       Director                                      September 10, 2001
----------------------------------------------------------                                                      ------------------
       (KENNETH A. DAHLSTEDT)

/s/    Robert DeBadts                                             Director                                      September 10, 2001
----------------------------------------------------------                                                      ------------------
       (ROBERT DeBADTS)

/s/    Kenneth A. Mattingly                                       Director                                      September 10, 2001
----------------------------------------------------------                                                      ------------------
       (KENNETH A. MATTINGLY)

/s/    Allan W. Overhiser                                         Director                                      September 10, 2001
----------------------------------------------------------                                                      ------------------
       (ALLAN W. OVERHISER)

/s/    Paul E. Roe                                                Director                                      September 10, 2001
----------------------------------------------------------                                                      ------------------
       (PAUL E. ROE)

/s/    Darell Sarff                                               Director                                      September 10, 2001
----------------------------------------------------------                                                      ------------------
       (DARELL SARFF)

/s/    Stephen R. Wright                                          Secretary                                     September 10, 2001
----------------------------------------------------------        General Manager                               ------------------
       (STEPHEN R. WRIGHT)

/s/    Earl L. Powers                                             Treasurer                                     September 10, 2001
----------------------------------------------------------        (Principal Financial Officer and              ------------------
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