Form 10-Q
period 2001-09-29
PRO FAC COOPERATIVE INC
filed 2001-11-13
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-Q


       (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

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

0the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 3, 2001.

                        Class A Common Stock - 2,000,474

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc. Consolidated Statements of Operations, Net Proceeds, and Comprehensive Income (Unaudited)

(Dollars in Thousands)


                                                                                                             Quarter Ended
                                                                                                  September 29,        September 23,
                                                                                                      2001                 2000
                                                                                                  -------------         -----------

Net sales                                                                                          $  249,232           $  281,523
Cost of sales                                                                                        (203,362)            (229,037)
                                                                                                   ----------           ----------
Gross profit                                                                                           45,870               52,486
Selling, administrative, and general expense                                                          (32,839)             (31,173)
Restructuring                                                                                          (1,050)                   0
Gain from pension curtailment                                                                           2,472                    0
Income from joint venture                                                                                 248                  275
                                                                                                   ----------            ---------
Operating income                                                                                       14,701               21,588
Interest expense                                                                                      (19,213)             (21,526)
                                                                                                   ----------           ----------
(Loss)/income before taxes, dividends, and allocation of net proceeds                                  (4,512)                  62
Tax benefit/(provision)                                                                                 1,784                 (843)
                                                                                                   ----------           ----------
Net loss                                                                                           $   (2,728)          $     (781)
                                                                                                   ==========           ==========
Allocation of net proceeds:
   Net loss                                                                                        $   (2,728)          $     (781)
   Dividends on common and preferred stock                                                             (2,509)              (2,370)
                                                                                                   ----------           ----------
   Net deficit                                                                                         (5,237)              (3,151)
   Allocation from earned surplus                                                                       5,237                3,151
                                                                                                   ----------           ----------
   Net proceeds available to Class A members                                                       $        0           $        0
                                                                                                   ==========           ==========

Net proceeds available to Class A members:
   Estimated cash payment                                                                          $        0           $        0
   Qualified retains                                                                                        0                    0
                                                                                                   ----------           ----------
   Net proceeds available to Class A members                                                       $        0           $        0
                                                                                                   ==========           ==========

Net loss                                                                                           $   (2,728)          $     (781)
Other comprehensive income
   Unrealized (loss)/gain on hedging activity                                                            (440)               2,304
                                                                                                   ----------           ----------
Comprehensive income                                                                               $   (3,168)          $    1,523
                                                                                                   ==========           ==========

The accompanying notes are an integral part of these consolidated financial statements.


Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)                                        ASSETS
                                                                                        September 29,      June 30,    September 23,
                                                                                           2001              2001          2000
                                                                                        -------------     ----------   -------------
Current assets:                                                                          (Unaudited)                    (Unaudited)
   Cash and cash equivalents                                                              $    8,088      $    7,656    $    6,268
   Accounts receivable, trade, net                                                            92,954          85,543       124,996
   Accounts receivable, co-pack activity and other                                            22,773           7,949        17,845
   Income taxes refundable                                                                       609             938         3,807
   Inventories                                                                               419,131         313,856       454,565
   Current investment in CoBank                                                                2,665           3,998         1,951
   Prepaid manufacturing expense                                                                  62          22,427             0
   Prepaid expenses and other current assets                                                  18,590          19,603        24,955
   Current deferred tax assets                                                                 2,202           2,202        12,176
                                                                                          ----------      ----------    ----------
           Total current assets                                                              567,074         464,172       646,563
Investment in CoBank                                                                          10,660          10,660        16,203
Investment in joint venture                                                                    8,222           8,018         7,049
Property, plant, and equipment, net                                                          301,342         305,531       342,518
Assets held for sale, at net realizable value                                                    120             120           339
Goodwill                                                                                      52,336          52,336        54,711
Intangible assets, net                                                                       196,145         196,441       201,424
Other assets                                                                                  25,131          24,073        29,585
                                                                                          ----------      ----------    ----------
           Total assets                                                                   $1,161,030      $1,061,351    $1,298,392
                                                                                          ==========      ==========    ==========
                                           LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION
Current liabilities:
   Notes payable - Agrilink Foods                                                         $  130,900      $        0    $   99,000
   Current portion of debt - AgriFrozen Foods                                                      0               0        79,426
   Current portion of obligations under capital leases                                           316             316           218
   Current portion of long-term debt                                                          15,585          15,599        16,595
   Accounts payable                                                                           94,315         117,931       102,185
   Accrued interest                                                                           12,798           9,253        16,449
   Accrued employee compensation                                                               9,738          10,081        12,975
   Other accrued expenses                                                                     46,307          49,345        64,253
   Dividends payable                                                                               0              36             0
   Amounts due Class A members                                                                21,701          17,983        29,913
                                                                                          ----------      ----------    ----------
           Total current liabilities                                                         331,660         220,544       421,014
Obligations under capital leases                                                                 571             571           520
Long-term debt                                                                               628,576         631,128       639,280
Deferred tax liabilities                                                                      26,376          26,376        36,824
Other non-current liabilities                                                                 27,494          29,417        33,758
Non-controlling interest in AgriFrozen Foods                                                       0               0         8,000
                                                                                          ----------      ----------    ----------
           Total liabilities                                                               1,014,677         908,036     1,139,396
                                                                                          ----------       ---------    ----------
Commitments and contingencies
Class B cumulative redeemable preferred stock, liquidation
   preference $10 per share, authorized 500,000 shares; issued and
     outstanding, 23,923, 23,923 and 23,644 shares, respectively                                239              239           237
Class A common stock, par value $5, authorized 5,000,000 shares
                                                      September 29,  June 30,   September 23,
                                                          2001         2001         2000
                                                      -----------   ---------   -------------
Shares issued                                          2,000,474    2,257,479    2,132,981
Shares subscribed                                         96,443       97,243      233,977
                                                       ---------    ---------    ---------
           Total subscribed and issued                 2,096,917    2,354,722    2,366,958
Less subscriptions receivable in installments            (96,443)     (97,243)    (233,977)
                                                       ---------    ---------    ---------
           Total issued and outstanding                2,000,474    2,257,479    2,132,981    10,002          11,287        10,665
                                                       =========    =========    =========
Class B common stock, par value $5, authorized 2,000,000
   shares; issued and outstanding 0, 723,229, and
     723,229 shares, respectively                                                                  0               0             0
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                     10,699          10,699        16,591
   Non-qualified allocation to members                                                             0               0           300
   Non-cumulative preferred stock, par value $25; authorized
     5,000,000 shares; issued and outstanding 32,308,
       32,308, and 34,400 shares, respectively                                                   808             808           860
   Class A cumulative preferred stock, liquidation preference
     $25 per share; authorized 10,000,000 shares; issued and
       outstanding 4,495,443, 4,495,443, and 4,249,007 shares,
         respectively                                                                        112,386         112,386       106,225
   Special membership interests                                                                    0               0             0
   Earned surplus                                                                             12,614          17,851        22,339
   Accumulated other comprehensive income/(loss):
     Unrealized gain on hedging activity                                                         178             618         2,304
     Minimum pension liability adjustment                                                       (573)           (573)         (525)
                                                                                          ----------      ----------    ----------
           Total shareholders' and members' capitalization                                   136,112         141,789       148,094
                                                                                          ----------      ----------    ----------
           Total liabilities and capitalization                                           $1,161,030      $1,061,351    $1,298,392
                                                                                          ==========      ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

                                                                                                         Quarter Ended
                                                                                              September 29,          September 23,
                                                                                                   2001                    2000
                                                                                              -------------          -------------
Cash flows from operating activities:
     Net loss                                                                                  $    (2,728)           $      (781)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                                  7,663                  8,230
       Amortization of goodwill and certain intangible assets                                          296                  2,514
       Amortization of debt issue costs, amendment costs, and discount on subordinated
         promissory notes                                                                            1,355                  1,292
       Interest-in-kind on subordinated promissory note                                                  0                    402
       Equity in undistributed earnings of joint venture                                              (248)                  (275)
       Change in assets and liabilities:
         Accounts receivable                                                                       (22,235)               (31,288)
         Inventories and prepaid manufacturing expense                                             (82,910)               (86,270)
         Income taxes refundable                                                                       329                  6,062
         Accounts payable and other accrued expenses                                               (23,488)                15,138
         Amounts due Class A members                                                                 3,718                  8,217
         Other assets and liabilities, net                                                          (1,571)                (3,268)
                                                                                               -----------           ------------
Net cash used in operating activities                                                             (119,819)               (80,027)
                                                                                               -----------           ------------
Cash flows from investing activities:
     Purchase of property, plant and equipment                                                      (3,516)                (8,448)
     Proceeds from disposals                                                                            20                  5,057
     Proceeds from investment in CoBank                                                              1,333                    976
                                                                                               -----------           ------------
Net cash used in investing activities                                                               (2,163)                (2,415)
                                                                                               -----------           ------------
Cash flows from financing activities:
     Net proceeds from issuance of short-term debt                                                 130,900                 94,000
     Payments on long-term debt                                                                     (2,998)                (6,184)
     Cash paid for debt amendments                                                                  (1,694)                (1,730)
     Repurchase of common stock                                                                     (1,285)                     0
     Cash dividends paid                                                                            (2,509)                (2,370)
                                                                                               -----------           ------------
Net cash provided by financing activities                                                          122,414                 83,716
                                                                                               -----------           ------------
Net change in cash and cash equivalents                                                                432                  1,274
Cash and cash equivalents at beginning of period                                                     7,656                  4,994
                                                                                               -----------           ------------
Cash and cash equivalents at end of period                                                     $     8,088            $     6,268
                                                                                               ===========            ===========
The accompanying notes are an integral part of these consolidated financial statements.




                            PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF ACCOUNTING POLICIES

The Cooperative: Pro-Fac Cooperative, Inc. is an agricultural cooperative which processes and markets crops grown by its members through its wholly-owned subsidiary Agrilink Foods, Inc. ("Agrilink Foods"), and until February 15, 2001, through a former subsidiary, PF Acquisition II, Inc. (PFII) in which it had a controlling interest. Pro-Fac Cooperative, Inc. conducts business under the name
Agrilink and PFII  conducted  business  under the name  AgriFrozen  Foods,  Inc.
("AgriFrozen").  Agrilink  Foods  has  four  primary  product  lines  including:
vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales are within the United States. In addition, all of the Cooperative's operating facilities, excluding one in Mexico, are within the United States. Unless the context otherwise requires, the terms "Cooperative" and "Pro-Fac" refer to Pro-Fac Cooperative, Inc. and its subsidiary, Agrilink
Foods.

Basis  of  Presentation:   The  accompanying  unaudited  consolidated  financial
statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim  financial  information and with  the  instructions  to  Form  10-Q  and  Article  10  of  Regulations  S-X.
Accordingly,  they do not  include all of the  information  required by GAAP for complete financial  statement  presentation.  In the opinion of management,  all adjustments  (consisting only of normal recurring  adjustments)  necessary for a fair  presentation  of the results of operations  have been included.  Operating results for the quarter ended September 29, 2001 are not necessarily the results to be  expected  for other  interim  periods or the full year.  These  financial statements  should be read in  conjunction  with the  financial  statements  and accompanying notes contained in the Pro-Fac Cooperative,  Inc. Form 10-K for the
fiscal year ended June 30, 2001.

Consolidation: The consolidated financial statements include the Cooperative and its subsidiary, Agrilink Foods, and until February 15, 2001, AgriFrozen. The financial statements are after elimination of intercompany transactions and balances. Investments in affiliates owned more than 20 percent but not in excess of 50 percent are recorded under the equity method of accounting.

Reclassification: Certain items for fiscal 2001 have been reclassified to conform with the current period presentation.

New Accounting Pronouncements:  In June 2001, the Financial Accounting Standards
Board ("FASB") issued Statement of Financial  Accounting  Standard  ("SFAS") No.
142, "Goodwill and Other Intangible Assets." This statement is further disclosed in NOTE 2 to the "Notes to Consolidated Financial Statements."

In April 2001, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The consensus addresses the accounting treatment and income statement classification for certain sales incentives, including cooperative advertising arrangements, buydowns, and slotting fees. Accordingly, during the first quarter of fiscal
2002, promotions and slotting fees, previously classified as selling, general, and administrative expense, have been reclassified as a reduction of gross sales. Total promotions and slotting fees were $30.1 million and $31.2 million in the first quarter of fiscal 2002 and 2001, respectively. The adoption of EITF
00-25 did not impact the Cooperative's profitability.

In July 2000,  the EITF  reached a consensus  on Issue  00-14,  "Accounting  for
Certain Sales Incentives." The consensus addresses the recognition, measurement, and income statement classification for sales incentives that a company offers to its customers. Accordingly, during the first quarter of fiscal 2002, coupon expense, previously classified as selling, general and administrative expense, has been reclassified as a reduction of gross sales and all prior periods have also been reclassified to reflect this modification. Coupon expense was $1.8 million and $2.0 million in the first quarter of fiscal 2002 and 2001, respectively. The adoption of EITF Issue 00-14 did not impact the Cooperative's profitability.

NOTE 2. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

In June 2001,  the FASB  issued  SFAS No. 142,  "Goodwill  and Other  Intangible
Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. Effective July 1, 2001,
Agrilink Foods adopted SFAS No. 142, which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Cooperative completed the required impairment evaluation in conjunction with its adoption of SFAS No. 142 which indicated there is no impairment at this time.

As outlined in SFAS No. 142, certain intangibles with a finite life, however, are required to continue to be amortized. The following schedule sets forth the major classes of intangible assets held by the Cooperative:


(Dollars in Thousands)

                                    September 29,   June 30,   September 23,
                                        2001          2001         2000
                                    -------------   --------   -------------
Amortized intangibles:
   Covenants not to compete           $  2,478      $  2,478    $  2,478
   Other                                12,000        12,000      12,000
     Less:  accumulated amortization    (2,308)       (2,012)     (1,135)
                                      --------      --------    --------
Amortized intangibles, net              12,170        12,466      13,343
Unamortized intangibles:
   Trademarks, net                     183,975       183,975     188,081
                                      --------      --------    --------
Total intangible assets               $196,145      $196,441    $201,424
                                      ========      ========    ========

The aggregate amortization expense associated with intangible assets was approximately $0.3 million for the quarter ended September 29, 2001. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

2003                    $1,103
2004                       915
2005                       891
2006                       891
2007                       760

A reconciliation of reported net income adjusted to reflect the adoption of SFAS
No. 142 for the  quarter  ended  September  29, 2001 and  September  23, 2000 is provided below:
                                         September 29,     September 23,
                                             2001              2000
                                         ------------      -------------
(Dollars in Thousands)

Reported net loss                          $ (2,728)        $    (781)
Add-back:  goodwill amortization                  0             2,218
                                           --------         ---------
Adjusted net (loss)/income                 $ (2,728)        $   1,437
                                           ========         =========

NOTE 3. AGREEMENTS WITH AGRILINK FOODS

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

Amounts  received by Pro-Fac  from  Agrilink  Foods for the three  months  ended
September 29, 2001 and September 23, 2000 include: commercial market value of crops delivered, $52.2 million and $48.4 million, respectively. Pro-Fac's share of the losses was $2.3 million in fiscal 2002, and its share of earnings was $34,000 in fiscal 2001.

NOTE 4. INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)

                                 September 29,      June 30,      September 23,
                                     2001             2001            2000
                                 -------------      --------      -------------

Finished goods                   $  393,460        $  279,991       $ 408,016
Raw materials and supplies           25,671            33,865          46,549
                                 ----------        ----------       ---------
                                 $  419,131        $  313,856       $ 454,565
                                 ==========        ==========       =========

NOTE 5.       DEBT

Summary of Long-Term Debt:

(Dollars in Thousands)

                                                                     September 29,       June 30,       September 23,
                                                                         2001              2001             2000
                                                                     -------------    -----------       -------------

Term Loan Facility - Agrilink Foods                                  $  408,900       $   411,600        $  422,400
Term Loan Facility - AgriFrozen                                               0                 0            30,000
Senior Subordinated Notes                                               200,015           200,015           200,015
Subordinated Promissory Notes (net of discount) - Agrilink Foods         30,092            29,660            26,909
Subordinated Promissory Notes (net of discount) - AgriFrozen                  0                 0             4,626
Other debt - Agrilink Foods                                               5,154             5,452             6,551
Other debt - AgriFrozen                                                       0                 0            44,800
                                                                     ----------       -----------        ----------
     Total debt                                                         644,161           646,727           735,301
Less current portion                                                    (15,585)          (15,599)          (96,021)
                                                                     ----------       -----------        ----------
     Total long-term debt                                            $  628,576       $   631,128        $  639,280
                                                                     ==========       ===========        ==========

Amendments to Agrilink Foods' Term Loan Facility: The term loan facility contains customary covenants and restrictions on Agrilink Foods' ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividends and other distributions. The credit facility also contains covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio, and a minimum level of consolidated net worth.

In August 2001, Agrilink Foods negotiated an amendment to the covenants. In conjunction with this amendment, Agrilink Foods incurred fees of approximately $1.7 million. This fee is being amortized over the remaining life of the Credit Facility. The August 2001 amendment imposes contingent fees and possible increases in interest rates under the Credit Facility based in part on the ability of Agrilink Foods to raise equity, and deleverage its balance sheet within certain timeframes. To this end, Agrilink Foods has engaged a financial advisor to assist it in raising a minimum of $100 million through a private placement of an as yet unspecified class of securities of Agrilink Foods. The amount of such contingent fees is also impacted by the EBITDA which Agrilink Foods achieves for its fiscal year ending in June 2002.

During September 2000, Agrilink Foods negotiated a previous amendment to the Credit Facility. This amendment required a supplemental fee should a specified coverage ratio not be achieved for the first quarter of fiscal 2002. During September 2001, Agrilink Foods incurred a fee of $1.5 million.

Pro-Fac and Agrilink Foods are in compliance with all covenants, restrictions, and requirements under the terms of the Credit Facility as amended

NOTE 6. OPERATING SEGMENTS

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

The following table illustrates the Cooperative's operating segment information:

(Dollars in Millions)                                                                Quarter Ended
                                                                        ----------------------------------------
                                                                        September 29, 2001    September 23, 2000
                                                                        ------------------    ------------------
Net Sales:
   Vegetables                                                                $ 176.5               $190.3
   Fruits                                                                       28.3                 26.4
   Snacks                                                                       22.4                 22.5
   Canned Meals                                                                 12.4                 13.1
   Other                                                                         9.6                 11.1
                                                                             -------               ------
       Continuing segments                                                     249.2                263.4
   Businesses closed1                                                            0.0                 18.1
                                                                             -------               ------
       Total                                                                 $ 249.2               $281.5
                                                                             =======               ======

Operating income2:
   Vegetables3                                                               $   4.5               $ 10.4
   Fruits                                                                        4.2                  3.9
   Snacks                                                                        1.5                  1.7
   Canned Meals                                                                  2.2                  2.5
   Other                                                                         0.9                  0.8
                                                                             -------               ------
       Continuing segments                                                      13.3                 19.3
   Businesses closed                                                             0.0                  2.3
Restructuring                                                                   (1.1)                 0.0
Gain from pension curtailment                                                    2.5                  0.0
                                                                             -------               ------
       Total consolidated operating income                                      14.7                 21.6
Interest expense                                                               (19.2)               (21.5)
                                                                             -------               ------
(Loss)/income before taxes, dividends and allocation of net proceeds         $  (4.5)              $  0.1
                                                                             =======               ======

1    Represents net sales of operations no longer part of the Cooperative.

2 In accordance with SFAS No. 142, goodwill is no longer amortized. Goodwill amortization associated with the vegetable, fruit, snacks, canned meals and other product lines was $1.7 million, $0.1 million, $0.1 million, $0.2 million, and $0.1 million, respectively, in the first quarter of fiscal 2001. See NOTE 2 to the "Notes to Consolidated Financial Statements."

3 The vegetable product line includes earnings derived from Agrilink Foods' investment in a joint venture of $0.2 million and $0.3 million in fiscal 2002 and fiscal 2001, respectively.

NOTE 7. SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation, wholly-owned subsidiaries of Agrilink Foods ("Subsidiary Guarantors"), and Pro-Fac, have jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of Agrilink Foods with respect to Agrilink Foods' 11-7/8 percent Senior Subordinated Notes due 2008 (the "Notes") and the Credit Facility. The covenants in the Notes and the Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to Agrilink Foods.

Presented below is condensed consolidating financial information for (i) Pro-Fac Cooperative, (ii) Agrilink Foods, (iii) the guarantor subsidiaries, and (iv) non-guarantor subsidiaries as of and for the quarters ended September 29, 2001 and September 23, 2000. The condensed consolidation financial information has been presented to show the nature of assets held, results of operations, and cash flow in accordance with Securities and Exchange Commission Financial Reporting Release No. 55.

                                                                                 Balance Sheet
                                                                              September 29, 2001
                                                  ---------------------------------------------------------------------------------
                                                   Pro-Fac     Agrilink     Guarantor     Non-Guarantor  Eliminating
                                                  Cooperative  Foods, Inc.  Subsidiaries    Subsidiaries    Entries    Consolidated
                                                  -----------  -----------  ------------   -------------  ------------ ------------
(Dollars in Thousands)

Assets
   Cash and cash equivalents                       $      0    $    6,965     $      54    $  1,069       $        0     $    8,088
   Accounts receivable, net                               0       112,939         2,788           0                0        115,727
   Inventories -
     Finished goods                                       0       393,100           281          79                0        393,460
     Raw materials and supplies                           0        24,918           604         149                0         25,671
                                                   --------    ----------     ---------    --------       ----------     ----------
       Total inventories                                  0       418,018           885         228                0        419,131

   Other current assets                                 609        25,140           (30)        431           (2,022)        24,128
                                                   --------    ----------     ---------    --------       ----------     ----------
       Total current assets                             609       563,062         3,697       1,728           (2,022)       567,074

Property, plant and equipment, net                        0       293,892         3,860       3,590                0        301,342
Investment in subsidiaries                          178,630       312,754             0           0         (491,384)             0
Goodwill and other intangible assets, net                 0        53,256       195,225           0                0        248,481
Other assets                                             60        53,253       112,925           0         (122,105)        44,133
                                                   --------    ----------     ---------    --------       ----------     ----------
       Total assets                                $179,299    $1,276,217     $ 315,707    $  5,318       $ (615,511)    $1,161,030
                                                   ========    ==========     =========    ========       ==========     ==========

Liabilities and Shareholders' Equity
   Notes payable                                   $      0    $  130,900     $       0    $      0       $        0     $  130,900
   Current portion of long-term debt                      0        15,585             0           0                0         15,585
   Accounts payable                                      85        93,125           828         277                0         94,315
   Accrued interest                                       0        12,798             0           0                0         12,798
   Intercompany loans                                     0           404           (41)       (363)               0              0
   Other current liabilities                         23,461        49,053         6,482       1,088           (2,022)        78,062
                                                   --------    ----------     ---------    --------       ----------     ----------
       Total current liabilities                     23,546       301,865         7,269       1,002           (2,022)       331,660

Long-term debt                                            0       628,576             0           0                0        628,576
Other non-current liabilities                         9,400       167,146             0           0         (122,105)        54,441
                                                   --------    ----------     ---------    --------       ----------     ----------

       Total liabilities                             32,946     1,097,587         7,269       1,002         (124,127)     1,014,677

Class B cumulative preferred stock                      239             0             0           0                0            239
Class A common stock                                 10,002             0             0           0                0         10,002
Shareholders' equity                                136,112       178,630       308,438       4,316         (491,384)       136,112
                                                   --------    ----------     ---------    --------       ----------     ----------
       Total liabilities and shareholders' equity  $179,299    $1,276,217     $ 315,707    $  5,318       $ (615,511)    $1,161,030
                                                   ========    ==========     =========    ========       ==========     ==========


                                                                            Statement of Operations
                                                                  For the Quarter Ended September 29,2001
                                                  ---------------------------------------------------------------------------------
                                                   Pro-Fac     Agrilink     Guarantor     Non-Guarantor  Eliminating
                                                  Cooperative  Foods, Inc.  Subsidiaries    Subsidiaries    Entries    Consolidated
                                                  -----------  -----------  ------------   -------------  ------------ ------------
(Dollars in Thousands)

Net sales                                          $      0    $ 244,987     $  4,245        $  2,566      $  (2,566)    $ 249,232
Cost of sales                                             0     (200,475)      (2,887)         (2,719)         2,719      (203,362)
                                                  ---------    ---------     --------        --------       --------     ---------
Gross profit                                              0       44,512        1,358            (153)           153        45,870
Other income                                              0        1,422       13,168              22        (13,190)        1,422
Selling, administrative, and general expenses             0      (45,280)        (727)              0         13,168       (32,839)
Income from joint venture                                 0          248            0               0              0           248
                                                  ---------    ---------     --------        --------       --------     ---------
Operating income before dividing with Pro-Fac             0          902       13,799            (131)           131        14,701
Interest (expense)/income                                 0      (21,845)       2,632               0              0       (19,213)
                                                  ---------    ---------     --------        --------       --------     ---------
Pretax (loss)/income before dividing with Pro-Fac         0      (20,943)      16,431            (131)           131        (4,512)
Pro-Fac share of loss                                (2,256)       2,256            0               0              0             0
                                                  ---------    ---------     --------        --------       --------     ---------
(Loss)/income before taxes                           (2,256)     (18,687)      16,431            (131)           131        (4,512)
Tax benefit/(provision)                                 790        6,958       (5,837)           (127)             0         1,784
                                                  ---------    ---------     --------        --------       --------     ---------
Net (loss)/income                                 $  (1,466)   $ (11,729)    $ 10,594        $   (258)      $    131     $  (2,728)
                                                  =========    =========     ========        ========       ========     =========



                                                                            Statement of Cash Flows
                                                                   For  the Quarter Ended September 29, 2001
                                                     ------------------------------------------------------------------------------
                                                      Pro-Fac    Agrilink      Guarantor   Non-Guarantor  Eliminating
                                                     Cooperative Foods, Inc.  Subsidiaries Subsidiaries    Entries     Consolidated
                                                     ----------- -----------  ------------ ------------- ------------  ------------
(Dollars in Thousands)

Net (loss)/income                                     $ (1,466)  $ (11,729)    $ 10,594      $   (258)     $    131      $  (2,728)
Adjustments to reconcile net (loss)/income to net
   cash provided by/(used in) operating activities -
     Depreciation                                            0       7,450          136            77             0          7,663
     Amortization of goodwill and certain
       intangible assets                                     0         296            0             0             0            296
     Amortization of debt issue costs, amendment costs,
       and discount on subordinated promissory note          0       1,355            0             0             0          1,355
     Equity in undistributed earnings of joint venture       0        (248)           0             0             0           (248)
     Change in working capital                           5,260    (121,828)     (10,697)        1,239          (131)      (126,157)
                                                      --------   ---------     --------      --------      --------      ---------
Net cash provided by/(used in) operating activities      3,794    (124,704)          33         1,058             0       (119,819)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                0      (3,516)           0             0             0         (3,516)
   Proceeds from disposals                                   0          20            0             0             0             20
   Proceeds from investment in CoBank                        0       1,333            0             0             0          1,333
                                                      --------   ---------     --------      --------      --------      ---------
Net cash used in investing activities                        0      (2,163)           0             0             0         (2,163)

Cash flows from financing activities:
   Net proceeds from short-term debt                         0     130,900            0             0             0        130,900
   Payments on long-term debt                                0      (2,998)           0             0             0         (2,998)
   Cash paid for debt amendments                             0      (1,694)           0             0             0         (1,694)
   Repurchase of common stock                           (1,285)          0            0             0             0         (1,285)
   Cash dividends paid                                  (2,509)          0            0             0             0         (2,509)
                                                      --------   ---------     --------      --------      --------      ---------
Net cash (used in)/provided by financing activities     (3,794)    126,208            0             0             0        122,414
Net change in cash and cash equivalents                      0        (659)          33         1,058             0            432
Cash and cash equivalents at beginning of period             0       7,624           21            11             0          7,656
                                                      --------   ---------     --------      --------      --------      ---------
Cash and cash equivalents at end of period            $      0   $   6,965     $     54      $  1,069      $      0      $   8,088
                                                      ========   =========     ========      ========      ========      =========


                                                                                 Balance Sheet
                                                                              September 23, 2000
                                                  ---------------------------------------------------------------------------------
                                                   Pro-Fac      Agrilink     Guarantor    Non-Guarantor Eliminating
                                                  Cooperative  Foods, Inc.  Subsidiaries   Subsidiaries   Entries      Consolidated
                                                  -----------  -----------  ------------  ------------- ------------   ------------
(Dollars in Thousands)

Assets
   Cash and cash equivalents                       $      0    $    5,896      $    111     $    261      $       0      $    6,268
   Accounts receivable, net                               0       135,619         2,273        6,974         (2,025)        142,841
   Inventories -
     Finished goods                                       0       346,356           310       61,350              0         408,016
     Raw materials and supplies                           0        40,926           505        5,118              0          46,549
                                                   --------    ----------      --------     --------      ---------      ----------
       Total inventories                                  0       387,282           815       66,468              0         454,565

   Other current assets                               4,435        36,901            50        1,503              0          42,889
                                                   --------    ----------      --------     --------      ---------      ----------
       Total current assets                           4,435       565,698         3,249       75,206         (2,025)        646,563

Property, plant and equipment, net                        0       305,671         2,397       34,450              0         342,518
Investment in subsidiaries                          181,504       303,859             0            0       (485,363)              0
Goodwill and other intangible assets, net                 0        48,816       207,319            0              0         256,135
Other assets                                             59        58,022        94,598        4,310       (103,813)         53,176
                                                   --------    ----------      --------     --------      ---------      ----------
       Total assets                                $185,998    $1,282,066      $307,563     $113,966      $(591,201)     $1,298,392
                                                   ========    ==========      ========     ========      =========      ==========

Liabilities and Shareholders' Equity
   Notes payable                                   $      0    $   99,000      $      0     $      0      $       0      $   99,000
   Current portion of long-term debt-Agrilink Foods       0        16,595             0            0              0          16,595
   Current portion of long-term debt-AgriFrozen           0             0             0       79,426              0          79,426
   Accounts payable                                     520        89,743         1,152       12,795         (2,025)        102,185
   Accrued interest                                       0        15,771             0          678              0          16,449
   Intercompany loans                                     0          (480)          281          199              0               0
   Other current liabilities                         12,520        83,700         5,591        5,548              0         107,359
                                                   --------    ----------      --------     --------      ---------      ----------
       Total current liabilities                     13,040       304,329         7,024       98,646         (2,025)        421,014

Long-term debt                                            0       639,280             0            0              0         639,280
Other non-current liabilities                        13,962       156,953             0       12,000       (103,813)         79,102
                                                   --------    ----------      --------     --------      ---------      ----------

       Total liabilities                             27,002     1,100,562         7,024      110,646       (105,838)      1,139,396

Class B cumulative redeemable preferred stock           237             0             0            0              0             237
Class A common stock                                 10,665             0             0            0              0          10,665

Shareholders' equity                                148,094       181,504       300,539        3,320       (485,363)        148,094
                                                   --------    ----------      --------     --------      ---------      ----------
       Total liabilities and shareholders' equity  $185,998    $1,282,066      $307,563     $113,966      $(591,201)     $1,298,392
                                                   ========    ==========      ========     ========      =========      ==========

                                                                            Statement of Operations
                                                                   For the Quarter Ended September 23, 2000
                                                     ------------------------------------------------------------------------------
                                                      Pro-Fac    Agrilink      Guarantor   Non-Guarantor  Eliminating
                                                     Cooperative Foods, Inc.  Subsidiaries Subsidiaries    Entries     Consolidated
                                                     ----------- -----------  ------------ ------------- ------------  ------------
(Dollars in Thousands)

Net sales                                            $   0       $ 259,230     $ 4,161        $ 26,023     $ (7,891)    $ 281,523
Cost of sales                                            0        (211,602)     (2,504)        (27,011)      12,080      (229,037)
                                                     -----       ---------     -------        --------     --------     ---------
Gross profit                                             0          47,628       1,657            (988)       4,189        52,486
Other income                                             0               0      12,765              25      (12,790)            0
Selling, administrative, and general expenses           (8)        (42,314)       (723)           (893)      12,765       (31,173)
Income from joint venture                                0             275           0               0            0           275
                                                     -----       ---------     -------        --------     --------     ---------
Operating (loss)/income before dividing with Pro-Fac    (8)          5,589      13,699          (1,856)       4,164        21,588
Interest (expense)/income                                0         (21,188)      1,970          (2,308)           0       (21,526)
                                                     -----       ---------     -------        --------     --------     ---------
Pretax (loss)/income before dividing with Pro-Fac       (8)        (15,599)     15,669          (4,164)       4,164            62
Pro-Fac share of income                                 34             (34)          0               0            0             0
                                                     -----       ---------     -------        --------     --------     ---------
Income/(loss) before taxes                              26         (15,633)     15,669          (4,164)       4,164            62
Tax (provision)/benefit                               (829)          5,739      (5,633)           (120)           0          (843)
                                                     -----       ---------     -------        --------     --------     ---------
Net (loss)/income                                    $(803)      $  (9,894)    $10,036        $ (4,284)    $  4,164     $    (781)

                                                     =====       =========     =======        ========     ========     =========

                                                                               Statement of Cash Flows
                                                                     For  the Quarter Ended September 23, 2000
                                                        ----------------------------------------------------------------------------
                                                         Pro-Fac    Agrilink      Guarantor  Non-Guarantor Eliminating
                                                        Cooperative Foods, Inc. Subsidiaries Subsidiaries    Entries    Consolidated
                                                        ----------- ----------- ------------ ------------- ------------ ------------
(Dollars in Thousands)

Net (loss)/income                                         $  (803)   $  (9,894)    $10,036     $ (4,284)     $ 4,164      $    (781)
Adjustments to reconcile net (loss)/income to net
   cash provided by/(used in) operating activities -
     Depreciation                                               0        7,501         149          580            0          8,230
     Amortization of goodwill and certain intangible assets     0        2,457          57            0            0          2,514
     Amortization of debt issue costs, amendment costs,
       and discount on subordinated promissory note             0        1,159           0          133            0          1,292
     Interest-in-kind on subordinated promissory note           0          402           0            0            0            402
     Equity in undistributed earnings of joint venture          0         (275)          0            0            0           (275)
     Change in working capital                              3,173      (84,711)     (9,690)       3,983       (4,164)       (91,409)
                                                         --------    ---------     -------     --------      -------      ---------
Net cash provided by/(used in) operating activities         2,370      (83,361)        552          412            0        (80,027)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                   0       (6,940)       (650)        (858)           0         (8,448)
   Proceeds from disposals                                      0        5,050           0            7            0          5,057
   Proceeds from investment in CoBank                           0          976           0            0            0            976
                                                         --------    ---------     -------     --------      -------      ----------
Net cash used in investing activities                           0         (914)       (650)        (851)           0         (2,415)

Cash flows from financing activities:
   Net proceeds from short-term debt                            0       93,300           0          700            0         94,000
   Payments on long-term debt                                   0       (6,184)          0            0            0         (6,184)
   Cash dividends paid                                     (2,370)           0           0            0            0         (2,370)
   Cash paid for debt amendments                                0       (1,730)          0            0            0         (1,730)
                                                         --------    ---------     -------     --------      -------      ---------
Net cash (used in)/provided by financing activities        (2,370)      85,386           0          700            0         83,716
Net change in cash and cash equivalents                         0        1,111         (98)         261            0          1,274
Cash and cash equivalents at beginning of period                0        4,785         209            0            0          4,994
                                                         --------    ---------     -------     --------      -------      ---------
Cash and cash equivalents at end of period                $     0    $   5,896     $   111     $    261      $     0      $   6,268
                                                         ========    =========     =======     ========      =======      =========


NOTE 8. OTHER MATTERS

Restructuring: On June 23, 2000, Agrilink Foods sold its pickle business to Dean Pickle and Specialty Product Company. Agrilink Foods had agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. As Dean Pickle and Specialty Product Company will no longer require these co-pack services, Agrilink Foods announced restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. The majority of such termination benefits will be liquidated during the next 12 months.

In addition, on October 12, 2001, Agrilink Foods announced a further reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions are part of an ongoing focus on low-cost operations and include both salaried and hourly positions. In conjunction with the reductions, Agrilink Foods will record a charge against earnings of approximately $1.5 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. Reductions in personnel include operational and administrative positions, net of the restructuring charge, and are expected to improve fiscal 2002 earnings by approximately $5.0 million.

Gain from Pension Curtailment: During September 2001, Agrilink Foods made the decision to freeze benefits provided under its Master Salaried Retirement Plan. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain.

Legal Proceedings: On September 25, 2001, in the circuit court of Multnomah County, Oregon, Blue Line Farms commenced a class action suit against Agrilink Foods, Pro-Fac Cooperative, Inc., Mr. Mike Shelby, and "Does" 1-50, representing directors, officers, and agents of the corporate defendants.

The complaint alleges (i) fraud in operating AgriFrozen, a former subsidiary of Pro-Fac; (ii) breach of fiduciary duty in operating AgriFrozen; (iii) negligent misrepresentation in operating AgriFrozen; (iv) breach of contract against Pro-Fac; (v) breach of good faith and fair dealing against Pro-Fac; (vi) conversion against Pro-Fac and Agrilink Foods; (vii) intentional interference with a contract against Agrilink Foods; and (viii) statutory Oregon securities law violations against Pro-Fac and separately against Mr. Shelby.

The relief sought includes (i) a demand for an accounting; (ii) injunctive relief to compel the disclosure of documents; (iii) certification of the class;
(iv) damages of $50 million;  (v) prejudgment and  post-judgment  interest;  and
(vi) an award of costs and expenses including expert fees and attorney's fees.

Management believes this case is without merit and intends to defend vigorously its position.

Dividends: Subsequent to quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $1.9 million and were paid on October 31, 2001.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Cooperative makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements made in this Form 10-Q and in other filings with the SEC.

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could impact the Cooperative follow:

*    the impact of strong competition in the food industry;

*    the impact of changes in consumer demand;

*    the impact of weather on the volume and quality of raw product;

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

* the Cooperative's ability to achieve gains in productivity and improvements in capacity utilization; and

*    the Cooperative's ability to service debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations, Net Proceeds, and Comprehensive Income in the first quarter of fiscal 2002 versus such periods in fiscal 2001.

Pro-Fac Cooperative, Inc.'s ("Pro-Fac" or the "Cooperative") wholly owned subsidiary, Agrilink Foods, Inc. ("Agrilink Foods") has four primary product lines including: vegetables, fruits, snacks and canned meals. The majority of each of the product lines' net sales are within the United States. In addition, all of the Cooperative's operating facilities, excluding one in Mexico, are within the United States.

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Cooperative's other product line primarily represents salad dressings. Brand products within this category include Bernstein's, and Nalley.

The following tables illustrate the results of operations by product line for the three months ended September 29, 2001 and September 23, 2000.

EBITDA 1, 2
(Dollars in Millions)
                                        Quarter Ended
                            ----------------------------------------
                              September 29,        September 23,
                                  2001                  2000
                            ----------------       ----------------
                                       % of                    % of
                              $        Total          $        Total
                           -----       -----       ------      -----

Vegetables                 $10.1       47.6%       $ 17.8       55.1%
Fruits                       5.3       25.0           4.6       14.2
Snacks                       2.2       10.4           2.8        8.7
Canned Meals                 2.4       11.3           2.8        8.7
Other                        1.2        5.7           1.4        4.3
                           -----      -----        ------      -----
   Continuing segments      21.2      100.0          29.4       91.0
Businesses closed3           0.0        0.0           2.9        9.0
                           -----      -----        ------      -----
   Total                   $21.2      100.0%       $ 32.3      100.0%
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

2 Excludes gain from pension curtailment and the restructuring charge associated with Agrilink Foods former pickle business.

3    Represents   operating   results  of  operations  no  longer  part  of  the
     Cooperative.

(Dollars in Millions)
                                        Quarter Ended
                            ----------------------------------------
                              September 29,        September 23,
                                  2001                  2000
                            ----------------       ----------------
                                       % of                    % of
                              $        Total          $        Total
                           -----       -----       ------      -----
Vegetables                 $176.5      70.8%       $190.3        67.6%
Fruits                       28.3       11.4         26.4         9.4
Snacks                       22.4        9.0         22.5         8.0
Canned Meals                 12.4        5.0         13.1         4.7
Other                         9.6        3.8         11.1         3.9
                           ------      -----       ------       -----
   Continuing segments      249.2      100.0        263.4        93.6
Businesses closed1            0.0        0.0         18.1         6.4
                           ------      -----       ------       -----
   Total                   $249.2      100.0%      $281.5       100.0%
                           ======      =====       ======       =====

1    Represents net sales of operations no longer part of the Cooperative.

Operating Income 1, 2
(Dollars in Millions)

                                        Quarter Ended
                            ----------------------------------------
                              September 29,        September 23,
                                  2001                  2000
                            ----------------       ----------------
                                       % of                    % of
                              $        Total          $        Total
                           -----       -----       ------      -----

Vegetables                $ 4.5        33.8%      $10.4         48.1%
Fruits                      4.2        31.6         3.9         18.1
Snacks                      1.5        11.3         1.7          7.9
Canned Meals                2.2        16.5         2.5         11.5
Other                       0.9         6.8         0.8          3.7
                          -----       -----       -----        -----
   Continuing operations   13.3       100.0        19.3         89.3
Businesses closed3          0.0         0.0         2.3         10.7
                          -----       -----       -----        -----
   Total                  $13.3       100.0%      $21.6        100.0%
                          =====       =====       =====        =====

1 Excludes gain from pension curtailment and the restructuring charge associated with Agrilink Foods former pickle business.

2 In accordance with SFAS No. 142, goodwill is no longer amortized. Goodwill amortization associated with the vegetable, fruit, snacks, canned meals and other product lines was $1.7 million, $0.1 million, $0.1 million, $0.2 million, and $0.1 million, respectively, in the first quarter of fiscal 2001. See NOTE 2 to the "Notes to Consolidated Financial Statements."

3    Represents   operating   results  of  operations  no  longer  part  of  the
     Cooperative.

       CHANGES FROM FIRST QUARTER FISCAL 2001 TO FIRST QUARTER FISCAL 2002

During the first quarter of fiscal 2002, the net loss was $2.7 million compared to $0.8 million in the prior year. During this same period, EBITDA from continuing segments declined $8.2 million, or 27.9 percent. Significant components to the earnings and EBITDA decline include unfavorable production costs from the previous year, marketing expenses associated with a new product launch, and warehousing costs due to an increase in inventory levels carried in from the prior year. While net sales showed a decline of $14.2 million or 5.4 percent during this same period, $13.1 million is associated with a co-pack agreement for canned vegetables in the Midwest. Excluding this co-pack agreement, Agrilink Foods' net sales were consistent with the prior year, while the total frozen vegetable category in the 12-week period ending September 16, 2001, showed a decline of approximately 5.0 percent. In total, Agrilink Foods' overall market share for the first quarter showed an improvement of 1.7 points. Agrilink Foods estimates its overall market share for the 12-week period ending September 16, 2001 for frozen vegetables to be 33.7 percent. Agrilink Foods' overall market share includes branded retail unit sales, as reported by Information Resources, Inc., and management's estimate of Agrilink Foods' private label share based upon factory shipments. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

While vegetable net sales decreased $13.8 million or 7.3 percent, $13.1 million is associated with the co-pack agreement highlighted above. Excluding this arrangement, vegetable net sales showed a modest decrease of $0.7 million. Improvements in the branded business of $7.2 million offset declines in the non-branded business of $7.9 million. During the first quarter, Agrilink Foods executed a price increase across all non-branded vegetable commodities to offset industry wide cost increases. This price increase resulted in a loss of volume during the quarter in the non-branded portion of the business. Subsequent to Agrilink Foods' price increase, several competitors have followed with similar pricing structures.

Within the branded category, the launch of Birds Eye Simply Grillin', a preseasoned blend of top quality Birds Eye vegetables in a foil tray, accounted for $4.2 million of increased net sales. In addition, net sales of Birds Eye frozen vegetables increased approximately $5.3 million. For the 12- week period ending September 16, 2001, the Birds Eye brand retail unit sales increased approximately 4.0 percent. Unit sales of Agrilink Foods' largest competitor, as reported by Information Resources, Inc., decreased approximately 6.0 percent during this same time period.

Net sales for Agrilink Foods' Birds Eye Voila! product line decreased $1.8 million over the first quarter of fiscal 2001. As reported by Information Resources, Inc., the entire home-meal-replacement category declined approximately 5.0 percent for the 12-week period ended September 16, 2001. Management has initiated actions to address this decline in net sales and expects improvement going forward.

EBITDA for the vegetable product line declined $7.7 million during the first quarter of fiscal 2002 as compared to the prior year. $5.0 million of the decline is associated with marketing costs related to the retail launch of Birds Eye Simply Grillin'. In addition, increased warehousing and production costs negatively impacted results. Management anticipates improvements in its warehousing and production costs beginning in the second quarter.

Net sales for the fruit product line increased $1.9 million, or 7.2 percent, while EBITDA increased $0.7 million, or 15.2 percent. These improvements were led by increases in branded fillings and toppings due to the timing of sales and promotional activity with several customers. In addition, the introduction of Birds Eye Squeezle-Sauz, applesauce in a tube, accounted for $1.1 million of the increase in net sales.

Net sales for the snack product line showed a modest decline of $0.1 million, or
0.4 percent. Improvements in net sales within the potato chip category were $0.7 million, while the popcorn product line decreased $0.8 million. EBITDA declined $0.6 million or 21.4 percent. The popcorn category continues to be negatively impacted by competitive pressures and changes in product mix. In addition, EBITDA of the potato chip category was negatively affected by costs associated with expansion into new markets and additional manufacturing costs associated with the transition of Tim's Cascade Style Potato Chips to a larger facility. The additional costs associated with the transition to the new facility are not expected to continue during the second half of fiscal 2002.

Net sales for canned meals decreased $0.7 million, or 5.3 percent, while EBITDA decreased $0.4 million, or 14.3 percent. These reductions are a result of declines in volume and timing of various marketing initiatives.

The other product line net sales, primarily represented by salad dressings, decreased $1.5 million, or 13.5 percent, while EBITDA decreased $0.2 million, or
14.3 percent. Declines in volume within the branded and club store categories accounted for the decreases experienced.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $1.7 million, or 5.3 percent, as compared with the first quarter of the prior fiscal year. The increase is primarily attributable to a $5.0 million increase in marketing expenses which, as highlighted above, was associated with the retail launch of Birds Eye Simply Grillin'. This increase was offset by a $2.2 million reduction in amortization expense from the implementation of the Statement of Financial Accounting Standard ("SFAS") No. 142. See NOTE 2 to the "Notes to Consolidated Financial Statements." Additionally, in fiscal 2001, $0.9 million in selling, general, and administrative expenses were associated with AgriFrozen, a former subsidiary of the Cooperative.

Operating Income: Operating income from continuing segments, excluding the impact of non-recurring items and the implementation of SFAS No. 142, decreased from $21.5 million in the first quarter of fiscal 2001 to $13.3 million in the first quarter of fiscal 2002. This represents a decrease of $8.2 million. Declines in operating income within vegetables, snacks, and canned meals were $7.6 million, $0.3 million, and $0.5 million, respectively. Increases within fruits was $0.2 million. The other product line was consistent with the prior year. Significant variances are highlighted above in the discussion of EBITDA and net sales from continuing segments.

Restructuring: On June 23, 2000, Agrilink Foods sold its pickle business to Dean Pickle and Specialty Product Company. Agrilink Foods had agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. As Dean Pickle and Specialty Product Company will no longer require these co-pack services, Agrilink Foods initiated restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. The majority of such termination benefits will be liquidated during the next 12 months.

Gain from Pension Curtailment: During September 2001, the Company made the decision to freeze benefits provided under its Master Salaried Retirement Plan. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. There has been no significant change in the operations of the joint venture for the first quarter of fiscal 2002 compared to the prior year.

Interest Expense: Interest expense decreased $2.3 million to $19.2 million in the first quarter of fiscal 2002 from $21.5 million in the first quarter of fiscal 2001. This is the result of a decrease in Agrilink Foods' weighted average interest rate of 63 basis points resulting from general interest rate reductions. In addition, the decrease was due to $2.3 million of interest expense in fiscal 2001 associated with AgriFrozen, a former subsidiary of the Cooperative. The decreases were offset by the payment of a supplemental fee of $1.5 million required in conjunction with Agrilink Foods' Credit Facility. See
NOTE 5 of the "Notes to Consolidated Financial Statements."

Tax Benefit/(Provision): The benefit for taxes increased approximately $2.6 million from the prior year and was impacted by the change in earnings before tax. The Cooperative's effective tax rate has historically been negatively impacted by the non-deductibility of certain amounts of goodwill. In addition, the Cooperative's effective tax rate is also impacted by net proceeds distributed to members.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the "Unaudited Consolidated Statement of Cash Flows" for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001.

Net cash used in operating activities increased $39.8 million over the first quarter of the prior fiscal year. This increase primarily results from an increase in cash used to liquidate accounts payable and other accruals of $38.6 million the most significant component which was the payment on August 1, 2001 of the remaining balance of the purchase price for AgriFrozen inventory of $21.6 million. In addition payments made for crop deliveries were impacted by planned increases in production at Agrilink Foods and by weather conditions. Due to weather conditions in the prior year, crop intake was significantly delayed in fiscal 2001.

Net cash used in investing activities in the first quarter of fiscal 2002 decreased $0.3 million from the first quarter of fiscal 2001. The change was primarily a result of $5.0 million in proceeds received in fiscal 2001 in conjunction with the sale of pickle machinery and equipment offset by timing and reduction of equipment purchases in fiscal 2002.

Net cash provided by financing activities increased $38.7 million. This was due to an increase in the net cash used in operating activities as described above and the decrease in payments on long-term debt was associated with a $3.2 million mandatory prepayment in fiscal 2001 as a result of the sale of pickle machinery and equipment. Financing activities were also impacted by the repurchase of approximately $1.3 million in Class A common stock by the Cooperative associated with lower annual tart cherry crop requirements.

Borrowings: Under Agrilink Foods' existing credit facility, Agrilink Foods is able to borrow up to $200 million for seasonal working capital purposes under the Revolving Credit Facility. The Revolving Credit Facility may also be utilized in the form of letters of credit.

As of September 29, 2001, (i) cash borrowings outstanding under the Revolving Credit Facility were $130.9 million, (ii) there were $13.4 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $55.7 million. Agrilink Foods believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

Certain financing arrangements require that Pro-Fac and Agrilink Foods meet certain financial tests and ratios and comply with certain restrictions and limitations. During the first quarter of fiscal 2001, Agrilink Foods negotiated an amendment to the covenants outlined under its credit facility. Refer to NOTE 5 of the "Consolidated Financial Statements" for further details. As of September 29, 2001,

Pro-Fac and Agrilink Foods are in compliance with all covenants, restrictions, and limitations under the terms of the credit facility as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Cooperative and its subsidiary, as a result of its operating and financing activities, are exposed to changes in foreign currency exchange rates, certain commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Cooperative, through its subsidiary, may enter into derivative contracts.

Foreign Currency: Agrilink Foods manages its foreign currency related risk primarily through the use of foreign currency forward contracts. The contracts held by Agrilink Foods are denominated in Mexican pesos.

Agrilink Foods has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At September 29, 2001, Agrilink Foods had cash flow hedges for the Mexican peso with maturity dates ranging from October 2001 to May 2002. At September 29, 2001, the fair value of the open contracts was an after-tax gain of $0.2 million, recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold within the next 12 months. During the first quarter of fiscal 2002, approximately $0.2 million was reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                     Foreign Currency
                                                          Forward
                                                     ----------------

Contract amounts                                     100,000,000 Pesos
Weighted average settlement exchange rate                 10.891%

Interest Rates: Agrilink Foods is exposed to interest rate risk primarily through its borrowing activities. The majority of Agrilink Foods' long-term borrowings are variable rate instruments. During October 1998, Agrilink Foods entered into two interest rate swap contracts under which Agrilink Foods agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged and no other cash payments are made. The two interest rate swap contracts were entered into with a major financial institution in order to minimize credit risk.

The first interest rate swap contract requires payment of a fixed rate of interest (4.96 percent) and the receiving of a variable rate of interest (three-month LIBOR of 3.82 percent as of September 29, 2001) on $150 million notional amount of indebtedness. Agrilink Foods has a second interest rate swap contract to pay a fixed rate of interest (5.32 percent) and receive a variable rate of interest (three-month LIBOR of 3.82 percent as of September 29, 2001) on $100 million notional amount of indebtedness. Approximately 61 percent of the underlying debt is being hedged with these interest rate swaps.

Agrilink Foods designates these interest rate swap contracts as cash flow hedges. The fair value of the cash flow hedge is generally deferred to other comprehensive income and reclassified into interest expense over the life of the hedge. However, to the extent that any of these contracts are not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. At September 29, 2001, these interest rate swap contracts were not considered effective, and the fair value of the contracts, an immaterial after-tax loss, was reported in earnings.

The following is a summary of Agrilink Foods' interest rate swap agreements:

                                                         September 29, 2001
                                                         ------------------
Interest Rate Swap:
Variable to Fixed - notional amount                         $250 million
Average pay rate                                            4.96 - 5.32%
Average receive rate                                    Floating rate - 3.82%
Maturities through                                          October 2001

In anticipation of the expiration of the interest rate swap contracts outlined above, Agrilink Foods entered into an interest rate cap agreement with a major financial institution on September 27, 2001. Agrilink Foods designates this interest rate cap contract as a cash flow hedge. The cap agreement is for a period of two years, effective October 5, 2001, and covers $250 million in variable rate debt and protects against three-month LIBOR rates exceeding 5 percent. Approximately 61 percent of Agrilink Foods' underlying debt will be hedged with this cap. In return for the cap, Agrilink Foods paid a one-time fee of approximately $0.6 million that will be marked to market over the life of the interest rate cap. Changes in the cap's fair value will be deferred to other comprehensive income and reclassified to earnings when a hedged transaction occurs.

The following summarizes Agrilink Foods' interest rate cap:

                                              September 29, 2001
                                              ------------------
Notional amount                                  $250,000,000
Premium paid                                       $638,000
Cap rate                                             5.0%
Index                                            3-Month LIBOR
Term                                      October 2001 - October 2003

OTHER MATTERS

Restructuring: On June 23, 2000, Agrilink Foods sold its pickle business to Dean Pickle and Specialty Product Company. Agrilink Foods had agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. As Dean Pickle and Specialty Product Company will no longer require these co-pack services, Agrilink Foods announced restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. The majority of such termination benefits will be liquidated during the next 12 months.

In addition, on October 12, 2001, Agrilink Foods announced a further reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions are part of an ongoing focus on low-cost operations and include both salaried and hourly positions. In conjunction with the reductions, Agrilink Foods will record a charge against earnings of approximately $1.5 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. Reductions in personnel include operational and administrative positions and, net of the restructuring charge, are expected to improve fiscal 2002 earnings by approximately $5.0 million.

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

For the 2001 crop season, dry weather conditions in the Cooperative's New York and Midwest growing regions may negatively impact production costs. Management has initiated pricing actions and cost reduction initiatives in order to fully offset any crop-related production cost increases; however, the effect of the 2001 growing season on fiscal 2002 financial results cannot be estimated until late 2001 or early calendar 2002 when harvesting is complete and when local and national supplies can be determined.

MARKET AND INDUSTRY DATA

Unless otherwise stated herein, industry and market share data used throughout this discussion was derived from industry sources believed by the Cooperative to be reliable, including information obtained from Information Resources, Inc. Such data was obtained or derived from consultants' reports and industry publications. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Cooperative has not independently verified such data and makes no representation to its accuracy.

                                     PART II

ITEM 1- LEGAL PROCEEDINGS

Legal Proceedings: On September 25, 2001, in the circuit court of Multnomah County, Oregon, Blue Line Farms commenced a class action suit against Agrilink Foods, Pro-Fac Cooperative, Inc., Mr. Mike Shelby, and "Does" 1-50, representing directors, officers, and agents of the corporate defendants.

The complaint alleges (i) fraud in operating AgriFrozen, a former subsidiary of Pro-Fac; (ii) breach of fiduciary duty in operating AgriFrozen; (iii) negligent misrepresentation in operating AgriFrozen; (iv) breach of contract against Pro-Fac; (v) breach of good faith and fair dealing against Pro-Fac; (vi) conversion against Pro-Fac and Agrilink Foods; (vii) intentional interference with a contract against Agrilink Foods; and (viii) statutory Oregon securities law violations against Pro-Fac and separately against Mr. Shelby.

The relief sought includes (i) a demand for an accounting; (ii) injunctive relief to compel the disclosure of documents; (iii) certification of the class;
(iv) damages of $50 million;  (v) prejudgment and  post-judgment  interest;  and
(vi) an award of costs and expenses including expert fees and attorney's fees.

Management believes this case is without merit and intends to defend vigorously its position.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

            Exhibit Number                                   Description
            --------------     --------------------------------------------------------------------------------------------

                 10.1          Amendment  to  Agrilink  Foods,  Inc.  Master  Salaried  Retirement  Plan (filed herewith).


(b)      Reports on Form 8-K:

         On September 13, 2001, the Cooperative filed a report on Form 8-K to report on financial information presented to attendees of Pro-Fac Cooperative's regional year-end meetings for members and to participants of Agrilink Foods' year-end investor conference call.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PRO-FAC COOPERATIVE, INC.



Date:    November 13, 2001                BY:/s/   Earl L. Powers
         -----------------                   --------------------------
                                                   EARL L. POWERS
                                                      TREASURER
                                        (On Behalf of the Registrant and as
                                           Principal Financial Officer and
                                            Principal Accounting Officer)