Form 10-Q
period 2001-12-29
PRO FAC COOPERATIVE INC
filed 2002-02-07
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-Q


       (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 2001

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

        Registrant's Telephone Number, Including Area Code (585) 383-1850

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 2, 2002.

                        Class A Common Stock - 2,052,392

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Statements of Operations, Net Proceeds and Comprehensive Income
(Unaudited)

(Dollars in Thousands)
                                                                          Three Months Ended               Six Months Ended
                                                                  ------------------------------    ------------------------------
                                                                  December 29,      December 23,    December 29,      December 23,
                                                                      2001              2000            2001              2000
                                                                  ------------------------------    ------------------------------

Net sales                                                          $  294,549         $ 340,106      $  543,781        $  621,629
Cost of sales                                                        (223,886)         (275,334)       (427,248)         (504,371)
                                                                   ----------       -----------      ----------        ----------
Gross profit                                                           70,663            64,772         116,533           117,258
Selling, administrative, and general expense                          (30,928)          (30,746)        (63,767)          (61,919)
Restructuring                                                          (1,572)                0          (2,622)                0
Gain from pension curtailment                                               0                 0           2,472                 0
Income from joint venture                                                 950               949           1,198             1,224
                                                                   ----------       -----------      ----------        ----------
Operating income                                                       39,113            34,975          53,814            56,563
Interest expense                                                      (16,479)          (22,415)        (35,692)          (43,941)
                                                                   ----------       -----------      ----------        ----------
Income before taxes, dividends, and allocation of net proceeds         22,634            12,560          18,122            12,622
Tax provision                                                          (7,328)           (3,321)         (5,544)           (4,164)
                                                                   ----------       -----------      ----------        ----------
Net income                                                         $   15,306       $     9,239      $   12,578        $    8,458
                                                                   ==========       ===========      ==========        ==========

Allocation of net proceeds:
   Net income                                                      $   15,306       $     9,239      $   12,578        $    8,458
   Dividends on common and preferred stock                             (1,946)           (1,840)         (4,455)           (4,210)
                                                                   ----------       -----------      ----------        ----------
   Net proceeds                                                        13,360             7,399           8,123             4,248
   Allocation to earned surplus                                        (8,756)           (5,303)         (3,520)           (2,152)
                                                                   ----------       -----------      ----------        ----------
   Net proceeds available to members                               $    4,604       $     2,096      $    4,603        $    2,096
                                                                   ==========       ===========      ==========        ==========

Net proceeds available to members:
   Estimated cash payment                                          $    1,151       $       524      $    1,151        $      524
   Qualified retains                                                    3,453             1,572           3,452             1,572
                                                                   ----------       -----------      ----------        ----------
   Net proceeds available to members                                    4,604       $     2,096           4,603        $    2,096
                                                                   ==========       ===========      ==========        ==========

Net income                                                         $   15,306       $     9,239      $   12,578        $    8,458
Other comprehensive income:
   Unrealized gain/(loss) on hedging activity                              66            (1,414)           (374)              890
                                                                   ----------       -----------      ----------        ----------
Comprehensive income                                               $   15,372       $     7,825      $   12,204        $    9,348
                                                                   ==========       ===========      ==========        ==========


The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)                                         ASSETS                   December 29,      June 30,     December 23,
                                                                                            2001            2001           2000
                                                                                        -----------     -----------    ------------
                                                                                        (Unaudited)                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                            $     5,913     $     7,656    $     5,763
   Accounts receivable, trade, net                                                           86,188          85,543        126,239
   Accounts receivable, co-pack activity and other                                           13,425           7,949         14,337
   Income taxes refundable                                                                        0             938          1,511
   Inventories                                                                              388,745         313,856        419,338
   Current investment in CoBank                                                               1,333           3,998            976
   Prepaid manufacturing expense                                                              3,686          22,427          4,675
   Prepaid expenses and other current assets                                                 18,683          19,603         20,268
   Current deferred tax asset                                                                 2,202           2,202         12,176
                                                                                        -----------     -----------    -----------
           Total current assets                                                             520,175         464,172        605,283
Investment in CoBank                                                                         10,660          10,660         16,203
Investment in joint venture                                                                   9,117           8,018          8,000
Property, plant, and equipment, net                                                         297,343         305,531        339,859
Assets held for sale, at net realizable value                                                   120             120            339
Goodwill                                                                                     53,914          53,914         54,931
Intangible assets, net                                                                      194,271         194,863        198,749
Other assets                                                                                 24,066          24,073         32,091
                                                                                        -----------     -----------    -----------
           Total assets                                                                 $ 1,109,666     $ 1,061,351    $ 1,255,455
                                                                                        ===========     ===========    ===========

                                LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION
Current liabilities
   Notes payable - Agrilink Foods                                                       $   114,800     $         0    $   103,700
   Current portion of debt - AgriFrozen Foods                                                     0               0         82,769
   Current portion of obligations under capital leases                                          316             316            218
   Current portion of long-term debt                                                         15,560          15,599         16,596
   Accounts payable                                                                          31,643         117,931         50,035
   Income taxes payable                                                                       6,596               0              0
   Accrued interest                                                                          11,640           9,253          9,193
   Accrued employee compensation                                                              9,031          10,081          9,189
   Other accrued expenses                                                                    52,493          49,345         68,763
   Dividends payable                                                                             12              36             13
   Amounts due Class A members                                                               23,891          17,983         33,689
                                                                                        -----------     -----------    -----------
           Total current liabilities                                                        265,982         220,544        374,165
Obligations under capital leases                                                                571             571            520
Long-term debt                                                                              629,419         631,128        637,304
Deferred tax liabilities                                                                     26,376          26,376         36,825
Other non-current liabilities                                                                28,492          29,417         33,928
Non-controlling interest in AgriFrozen Foods                                                      0               0          8,000
                                                                                        -----------     -----------    -----------
           Total liabilities                                                                950,840         908,036      1,090,742
                                                                                        -----------     -----------    -----------
Commitments and contingencies
Class B cumulative redeemable preferred stock liquidation preference $10 per share, authorized - 500,000 shares; issued and
     outstanding 25,847, 23,923, and 23,664 shares, respectively                                258             239            237
Class A common stock, par value $5, authorized 5,000,000 shares
                                                   December 29,   June 30,   December 23,
                                                      2001          2001        2000
                                                   ---------    ---------    ------------
   Shares issued                                   2,036,241    2,257,479     2,184,230
   Shares subscribed                                  60,676       97,243       189,786
                                                   ---------    ---------     ---------
           Total subscribed and issued             2,096,917    2,354,722     2,374,016
   Less subscriptions receivable in installments     (60,676)     (97,243)     (189,786)
                                                   ---------    ---------     ---------
           Total issued and outstanding            2,036,241    2,257,479     2,184,230      10,181          11,287         10,921
                                                   =========    =========     =========
Class B common stock, par value $5, authorized 2,000,000 shares;
   issued and outstanding 0, 723,229, and 723,229 shares, respectively                            0               0              0
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                    14,151          10,699         18,163
   Non-qualified allocation to members                                                            0               0            300
   Non-cumulative preferred stock, par value $25; authorized
     5,000,000 shares; issued and outstanding 32,308, 32,308,
       and 34,400 shares, respectively                                                          808             808            860
   Class A cumulative preferred stock, liquidation preference
     $25 per share; authorized 10,000,000 shares; issued and
       outstanding 4,495,443 , 4,495,443 , and 4,249,007 shares, respectively               112,386         112,386        106,225
   Special membership interests                                                                   0               0              0
   Earned surplus                                                                            21,371          17,851         27,642
   Accumulated other comprehensive income:
     Unrealized gain on hedging activity                                                        244             618            890
     Minimum pension liability adjustment                                                      (573)           (573)          (525)
                                                                                        -----------     -----------    -----------
           Total shareholders' and members' capitalization                                  148,387        141,789         153,555
                                                                                        -----------     -----------    -----------
           Total liabilities and capitalization                                         $ 1,109,666     $ 1,061,351    $ 1,255,455
                                                                                        ===========     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)
                                                                                                       Six Months Ended
                                                                                              -------------------------------------
                                                                                              December 29,           December 23,
                                                                                                   2001                    2000
                                                                                              --------------         --------------
Cash flows from operating activities:
     Net income                                                                                $     12,578           $     8,458
     Estimated cash payment due to Class A members                                                   (1,151)                 (524)
     Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation                                                                                 15,376                 16,275
       Amortization of goodwill and certain intangible assets                                          592                  4,964
       Amortization of debt issue costs, amendment costs, and
         discount on subordinated promissory notes                                                   2,790                  2,680
       Interest in-kind on subordinated promissory note                                                434                    814
       Equity in undistributed earnings of joint venture                                            (1,099)                (1,224)
       Change in assets and liabilities:
         Accounts receivable                                                                        (6,121)               (29,023)
         Inventories and prepaid manufacturing expenses                                            (56,148)               (55,718)
         Income taxes refundable                                                                       938                  8,358
         Accounts payable and other accrued expenses                                               (75,231)               (43,531)
         Amounts due to Class A members                                                              5,908                 11,993
         Other assets and liabilities, net                                                            (464)                (2,120)
                                                                                               -----------            -----------
Net cash used in operating activities                                                             (101,598)               (78,598)
                                                                                               -----------            -----------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                                      (7,363)               (14,963)
     Proceeds from disposals                                                                            36                  5,072
     Proceeds from investment in CoBank                                                              2,665                  1,951
                                                                                               -----------            -----------
Net cash used in investing activities                                                               (4,662)                (7,940)
                                                                                               -----------            -----------

Cash flows from financing activities:
     Net proceeds from issuance of short-term debt                                                 114,800                101,900
     Payments on long-term debt                                                                     (3,047)                (8,932)
     Cash paid in conjunction with debt amendment                                                   (1,694)                (1,707)
     (Repurchases)/issuances of common stock, net                                                   (1,087)                   256
     Cash dividends paid                                                                            (4,455)                (4,210)
                                                                                               -----------            ------------
Net cash provided by financing activities                                                          104,517                 87,307
                                                                                               -----------            -----------
Net change in cash and cash equivalents                                                             (1,743)                   769
Cash and cash equivalents at beginning of period                                                     7,656                  4,994
                                                                                               -----------            -----------
Cash and cash equivalents at end of period                                                     $     5,913            $     5,763
                                                                                               ===========            ===========


The accompanying notes are an integral part of these consolidated financial statements.

                            PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF ACCOUNTING POLICIES

The Cooperative: Pro-Fac Cooperative, Inc. is an agricultural cooperative which processes and markets crops grown by its members through its wholly-owned subsidiary Agrilink Foods, Inc. ("Agrilink Foods"), and until February 15, 2001, through a former subsidiary, PF Acquisition II, Inc. (PFII) in which it had a controlling interest. Pro-Fac Cooperative, Inc. conducts business under the name Agrilink and PFII conducted business under the name AgriFrozen Foods ("AgriFrozen"). Agrilink Foods has four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales are within the United States. In addition, all of the Cooperative's operating facilities, excluding one in Mexico, are within the United States. Unless the context otherwise requires, the terms "Cooperative" and "Pro-Fac" refer to Pro-Fac Cooperative, Inc. and its subsidiary, Agrilink Foods.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the three months and six months ended December 29, 2001 are not necessarily the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 30, 2001.

Consolidation: The consolidated financial statements include the Cooperative and its subsidiary, Agrilink Foods and until February 15, 2001, AgriFrozen. The financial statements are after elimination of intercompany transactions and balances. Investments in affiliates owned more than 20 percent but not in excess of 50 percent are recorded under the equity method of accounting.

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

In April 2001, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The consensus addresses the accounting treatment and income statement classification for certain sales incentives, including cooperative advertising arrangements, buydowns, and slotting fees. Accordingly, during the second quarter and first six months of fiscal 2002, promotions and slotting fees, previously classified as selling, general, and administrative expense, have been reclassified as a reduction of gross sales. Total promotions and slotting fees were $39.9 million and $49.4 million in the second quarter of fiscal 2002 and 2001, respectively, and $69.9 million and $80.6 million in the first six months of fiscal 2002 and 2001, respectively. The adoption of EITF 00-25 did not impact the Cooperative's profitability.

In July 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." The consensus addresses the recognition, measurement, and income statement classification for sales incentives that a company offers to its customers. Accordingly, during the second quarter and first six months of fiscal 2002, coupon expense, previously classified as selling, general and administrative expense, has been reclassified as a reduction of gross sales and all prior periods have also been reclassified to reflect this modification. Coupon expense was $3.1 million and $2.7 million in the second quarter of fiscal 2002 and 2001, respectively, and $4.8 million and $4.7 million in the first six months of fiscal 2002 and 2001, respectively. The adoption of EITF Issue 00-14 did not impact the Cooperative's profitability.

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

The Cooperative and its wholly owned subsidiary, Agrilink Foods, completed the required impairment evaluation of goodwill and other intangible assets in conjunction with its adoption of SFAS No. 142 which indicated no impairment existed.

As outlined in SFAS No. 142, certain intangibles with a finite life, however, are required to continue to be amortized. The following schedule sets forth the major classes of intangible assets held by the Cooperative:

(Dollars in Thousands)

                                          December 29,        June 30,          December 23,
                                              2001              2001                2000
                                          ------------       ----------         ------------
Amortized intangibles:
   Covenants not to compete                $    2,478        $    2,478          $   2,478
   Other                                       12,000            12,000             12,000
     Less:  accumulated amortization           (2,604)           (2,012)            (1,433)
                                           ----------        ----------          ---------
   Amortized intangibles, net                  11,874            12,466             13,045
Unamortized intangibles:
     Trademarks, net                          182,397           182,397            185,704
                                           ----------        ----------          ---------
Total intangible assets                    $  194,271        $  194,863          $ 198,749
                                           ==========        ==========          =========

The aggregate amortization expense associated with intangible assets was approximately $0.3 million for the quarter ended December 29, 2001 and $0.6 million for the six months ended December 29, 2001. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

2003      $1,103
2004         915
2005         891
2006         891
2007         760

A reconciliation of reported net income adjusted to reflect the adoption of SFAS No. 142 for the second quarter and six months ended December 29, 2001 is provided below:

                                                        Three Months Ended                         Six Months Ended
                                                -----------------------------------      ----------------------------------
                                                December 29,          December 23,        December 29,         December 23,
                                                     2001                 2000                2001                 2000
                                                ------------          ------------        -----------          ------------
(Dollars in Thousands)

Reported net income                               $  15,306            $   9,239            $ 12,578           $   8,458
Addback:  goodwill amortization (net of taxes)            0                1,585                   0               2,929
                                                  ---------            ---------            --------           ---------
Adjusted net income                               $  15,306            $  10,824            $ 12,578           $  11,387
                                                  =========            =========            ========           =========

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

Amounts received by Pro-Fac from Agrilink Foods for the six months ended December 29, 2001 and December 23, 2000 include: commercial market value of crops delivered $66.6 million and $66.9 million, respectively. Pro-Fac's share of earnings was $9.1 million and $6.3 million, respectively.

NOTE 4. INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)

                              December 29,      June 30,    December 23,
                                  2001           2001           2000
                              ------------    ----------    ------------

Finished goods                 $  363,190     $  279,991      $ 387,070
Raw materials and supplies         25,555         33,865         32,268
                               ----------     ----------      ---------
     Total inventories         $  388,745     $  313,856      $ 419,338
                               ==========     ==========      =========


NOTE 5. DEBT

Summary of Long-Term Debt:

(Dollars in Thousands)
                                                                     December 29,        June 30,         December 23,
                                                                         2001              2001               2000
                                                                     ------------       -----------       ------------

Term Loan Facility - Agrilink Foods                                   $  408,900       $   411,600         $  419,700
Term Loan Facility - AgriFrozen                                                0                 0             30,000
Senior Subordinated Notes                                                200,015           200,015            200,015
Subordinated Promissory Notes (net of discount) - Agrilink Foods          30,958            29,660             27,682
Subordinated Promissory Notes (net of discount) - AgriFrozen                   0                 0              4,769
Other debt - Agrilink Foods                                                5,106             5,452              6,503
Other debt - AgriFrozen                                                        0                 0             48,000
                                                                      ----------       -----------         ----------
     Total debt                                                          644,979           646,727            736,669
Less current portion                                                     (15,560)          (15,599)           (99,365)
                                                                      ----------       -----------         ----------
     Total long-term debt                                             $  629,419       $   631,128         $  637,304
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

In August 2001, Agrilink Foods negotiated an amendment to the covenants. In conjunction with this amendment, Agrilink Foods incurred fees of approximately $1.7 million. This fee is being amortized over the remaining life of the credit facility. The August 2001 amendment imposes contingent fees and possible increases in interest rates under the credit facility if Agrilink Foods does not raise equity and deleverage its balance sheet or satsify specified EBITDA and leverage ratio requirements within certain time frames. To this end, Agrilink Foods engaged a financial advisor to assist it in exploring various alternatives responsive to the amendment, including, among other possibilities, a private placement of a minimum of $100 million of securities. The amount of any contingent fees that may be imposed under the amendment is also impacted by the EBITDA which Agrilink Foods achieves for its fiscal year ending in June 2002.

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

Pro-Fac and Agrilink Foods are in compliance with all covenants, restrictions, and requirements under the terms of the Credit Facility as amended

NOTE 6: OPERATING SEGMENTS

The Cooperative is organized by product line for management reporting, with operating income being the primary measure of segment profitability. Accordingly, no items below operating earnings are allocated to segments. The Cooperative's four primary operating segments are as follows: vegetables, fruits, snacks, and canned meals.

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snacks category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stew, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The Cooperative's other product line primarily represents salad dressings. Branded products within the other category include Bernstein's and Nalley.

The following table illustrates the Cooperative's operating segment information:

(Dollars in Millions)
                                                                          Three Months Ended             Six Months Ended
                                                                  ------------------------------   -------------------------------
                                                                  December 29,      December 23,    December 29,      December 23,
                                                                      2001              2000            2001              2000
                                                                  ------------      ------------    ------------       -----------
Net Sales:
   Vegetables                                                       $  210.7         $  236.4        $  387.2          $   426.7
   Fruits                                                               41.3             44.0            69.6               70.4
   Snacks                                                               21.8             22.2            44.2               44.7
   Canned Meals                                                         11.9             14.8            24.3               27.9
   Other                                                                 8.9              9.9            18.5               21.0
                                                                    --------         --------        --------          ---------
     Continuing segments                                               294.6            327.3           543.8              590.7
   Businesses closed1                                                    0.0             12.8             0.0               30.9
                                                                    --------         --------        --------          ---------
       Total                                                        $  294.6         $  340.1        $  543.8          $   621.6
                                                                    ========         =========        ========         =========

Operating income2:
   Vegetables3                                                      $   27.2         $   20.8        $   31.7          $    31.2
   Fruits                                                                8.7              7.5            12.9               11.4
   Snacks                                                                1.7              1.9             3.2                3.6
   Canned Meals                                                          2.2              2.2             4.4                4.7
   Other                                                                 0.9              0.4             1.8                1.2
                                                                    --------         --------        --------          ---------
     Continuing segments                                                40.7             32.8            54.0               52.1
   Businesses closed1                                                    0.0              2.2             0.0                4.5
Restructuring                                                           (1.6)             0.0            (2.7)               0.0
Gain on pension curtailment                                              0.0              0.0             2.5                0.0
                                                                    --------         --------        --------          ---------
Total consolidated operating income                                     39.1             35.0            53.8               56.6
Interest expense                                                       (16.5)           (22.4)          (35.7)             (44.0)
                                                                    --------         --------         --------         ---------
Income before taxes, dividends, and allocation of net proceeds      $   22.6         $   12.6        $   18.1          $    12.6
                                                                    ========         ========         ========         =========

1    Represents net sales of operations no longer part of the Cooperative.

2 In accordance with SFAS No. 142, goodwill is no longer amortized. Goodwill amortization associated with the vegetable, fruit, snacks, canned meals, and other product lines for the quarter ending December 23, 2000 was $1.7 million, $0.1 million, $.01 million, $0.2 million, and $0.2 million, respectively, and $3.4 million, $0.1 million, $0.2 million, $0.4 million, and $0.3 million, respectively for the six months ending December 23, 2000.

3 The Cooperative's investment in Great Lakes Kraut Company contributed earnings in the vegetable product line of $1.0 million and $0.9 million for the three months ended December 29, 2001 and December 23, 2000, respectively, and $1.2 million and $1.2 million for the six months ended December 29, 2001 and December 23, 2000, respectively.

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

Presented below is condensed consolidating financial information for (i) Pro-Fac Cooperative, (ii) Agrilink Foods, (iii) the Subsidiary Guarantors, and (iv) non-guarantor subsidiaries as of and for the six months and quarters ended December 29, 2001 and December 23, 2000. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations, and cash flow of the Cooperative and its guarantor and non-guarantor subsidiaries in accordance with Securities and Exchange Commission Financial Reporting Release No. 55.

                                                                                 Balance Sheet
                                                                               December 29, 2001
                                            ------------------------------------------------------------------------------------
                                                Pro-Fac       Agrilink    Subsidiary   Non-Guarantor  Eliminating
                                              Cooperative    Foods, Inc.  Guarantors   Subsidiaries     Entries     Consolidated
                                            --------------   -----------  ----------   -------------  -----------   ------------

(Dollars in Thousands)

Assets
 Cash and cash equivalents                     $       0    $    5,429    $    157     $    327       $       0      $    5,913
 Accounts receivable, net                              0        96,694       2,849           70               0          99,613
 Inventories -
   Finished goods                                      0       362,684         224          282               0         363,190
   Raw materials and supplies                          0        24,834         568          153               0          25,555
                                               ---------      ----------  --------       ------       ---------      ----------
   Total inventories                                   0       387,518         792          435               0         388,745

 Other current assets                                  0        25,302         163          439               0          25,904
                                               ---------      ----------  --------       ------       ---------      ----------

   Total current assets                                0       514,943       3,961        1,271               0         520,175

 Property, plant and equipment, net                    0       289,736       4,092        3,515               0         297,343
 Investment in subsidiaries                      185,034       315,858           0            0        (500,892)              0
 Goodwill and other intangible assets, net             0        53,335     194,850            0               0         248,185
 Other assets                                         60        53,076     118,577            0        (127,750)         43,963
                                               ---------     ----------   ---------    --------       ---------     ----------

   Total assets                                $ 185,094    $1,226,948    $321,480     $  4,786       $(628,642)     $1,109,666
                                               =========    ==========    ========     ========       =========      ==========


Liabilities and Shareholders' Equity
 Notes payable                                 $       0    $  114,800    $      0    $       0       $       0      $  114,800
 Current portion of long-term debt                     0        15,560           0            0               0          15,560
 Accounts payable                                     91        30,135         894          523               0          31,643
 Accrued interest                                      0        11,640           0            0               0          11,640
 Intercompany loans                                    0           419        (271)        (148)              0               0
 Other current liabilities                        16,777        66,152       8,514          896               0          92,339
                                               ---------    ----------    --------     --------       ---------       ---------
   Total current liabilities                      16,868       238,706       9,137        1,271               0         265,982

 Long-term debt                                        0       629,419           0            0               0         629,419
 Other non-current liabilities                     9,400       173,789           0            0        (127,750)         55,439
                                               ---------    ----------    --------     --------       ---------       ---------

   Total liabilities                              26,268     1,041,914       9,137        1,271        (127,750)        950,840

 Class B cumulative preferred stock                  258             0           0            0               0             258
 Class A common stock                             10,181             0           0            0               0          10,181
 Shareholders' equity                            148,387       185,034     312,343        3,515        (500,892)        148,387
                                               --------     ---------     --------     --------       ---------      ----------

   Total liabilities and shareholders' equity  $ 185,094    $1,226,948    $321,480     $  4,786       $(628,642)     $1,109,666
                                               =========    ==========    ========     ========       =========      ==========



                                                                              Statement of Operations
                                                                    For  the Six Months Ended December 29, 2001
                                                    ------------------------------------------------------------------------------
                                                      Pro-Fac      Agrilink    Subsidiary  Non-Guarantor Eliminating
                                                    Cooperative   Foods, Inc.  Guarantors  Subsidiaries    Entries    Consolidated
                                                    -----------   -----------  ----------  ------------- -----------  ------------
(Dollars in Thousands)

Net sales                                            $     0      $ 535,761     $  8,020      $ 7,821     $  (7,821)   $ 543,781
Cost of sales                                              0       (421,770)      (5,478)      (7,631)        7,631     (427,248)
                                                     -------      ---------     --------      -------     ---------    ---------
Gross profit                                               0        113,991        2,542          190          (190)     116,533

Selling, administrative, and general expenses             (1)       (93,947)      (1,781)           0        31,962      (63,767)

Other (expense)/income                                     0           (150)      31,962          214       (32,176)        (150)
Income from joint venture                                  0          1,198            0            0             0        1,198
                                                     -------      ---------     ---------     -------     ----------   ---------
Operating (loss)/income before dividing with Pro-Fac      (1)        21,092       32,723          404          (404)      53,814

Interest (expense)/income                                  0        (40,976)       5,284            0             0      (35,692)
                                                     -------      ---------     ---------     -------     ---------    ---------
Pretax (loss)/income before dividing with Pro-Fac         (1)       (19,884)      38,007          404          (404)      18,122

Pro-Fac share of income                                9,062         (9,062)           0            0             0            0
                                                     -------       ---------    --------      -------     ---------    ---------
Income/(loss) before taxes                             9,061        (28,946)      38,007          404          (404)      18,122
Tax (provision)/benefit                               (1,559)         9,771      (13,503)        (253)            0       (5,544)
                                                     -------      ---------     --------      -------      --------    ---------
Net income/(loss)                                    $ 7,502      $ (19,175)    $ 24,504      $   151      $   (404)   $  12,578
                                                     =======      =========     ========       =======      ========    =========

                                                                          Statement of Operations
                                                                   For  the Quarter Ended December 29, 2001
                                                    ------------------------------------------------------------------------------
                                                      Pro-Fac      Agrilink    Subsidiary  Non-Guarantor Eliminating
                                                    Cooperative   Foods, Inc.  Guarantors  Subsidiaries    Entries    Consolidated
                                                    -----------   -----------  ----------  ------------- -----------  ------------
(Dollars in Thousands)

Net sales                                            $     0       $ 290,774     $ 3,775      $ 5,255      $ (5,255)    $ 294,549
Cost of sales                                              0        (221,295)     (2,591)      (4,912)        4,912      (223,886)
                                                     -------       ---------     -------      -------      ----------   ---------
Gross profit                                               0          69,479       1,184          343          (343)       70,663
Selling, administrative, and general expenses             (1)        (48,667)     (1,054)           0        18,794       (30,928)

Other (expense)/income                                     0          (1,572)     18,794          192       (18,986)       (1,572)
Income from joint venture                                  0             950           0            0             0           950
                                                     -------       ---------     -------      -------      ---------    ----------
Operating income before dividing with Pro-Fac             (1)         20,190      18,924          535          (535)       39,113
Interest (expense)/income                                  0         (19,131)      2,652            0             0       (16,479)
                                                     -------       ----------    -------      -------      --------     ----------
Pretax (loss)/income before dividing with Pro-Fac         (1)          1,059      21,576          535          (535)       22,634
Pro-Fac share of income                               11,318         (11,318)          0            0             0             0
                                                     -------       ---------     -------      -------      --------     ---------
Income/(loss) before taxes                            11,317         (10,259)     21,576          535          (535)       22,634
Tax (provision)/benefit                               (2,349)          2,813      (7,666)        (126)            0        (7,328)
                                                     -------       ---------     -------      -------      --------     ---------
Net income/(loss)                                    $ 8,968       $  (7,446)    $13,910      $   409      $   (535)    $  15,306
                                                     =======       =========     =======      =======      ========     =========


                                                                                   Statement of Cash Flows
                                                                         For the Six Months Ended December 29, 2001
                                                           -------------------------------------------------------------------------
                                                             Pro-Fac    Agrilink   Subsidiary Non-Guarantor Eliminating
                                                           Cooperative Foods, Inc. Guarantors Subsidiaries    Entries   Consolidated
                                                           ----------- ----------- ---------- ------------- ----------- ------------

(Dollars in Thousands)

Net income/(loss)                                            $ 7,502   $ (19,175)   $ 24,504      $  151       $(404)    $  12,578
Adjustments to reconcile net income/(loss) to net
   cash provided by/(used in) operating activities -
     Estimated cash payments due to class A members           (1,151)          0           0           0           0        (1,151)
     Depreciation                                                  0      14,952         272         152           0        15,376
     Amortization of goodwill and certain intangible assets        0         217         375           0           0           592
     Amortization of debt issue costs, amendment costs,
       and discount on subordinated promissory note                0       2,790           0           0           0         2,790
     Interest-in-kind on subordinated promissory note              0         434           0           0           0           434
     Equity in undistributed earnings of joint venture             0      (1,099)          0           0           0        (1,099)
     Change in working capital                                  (809)   (105,723)    (25,015)         25         404      (131,118)
                                                            --------   ---------    --------      ------       -----     ---------
Net cash provided by/(used in) operating activities            5,542    (107,604)        136         328           0      (101,598)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                     0       (7,351)          0         (12)          0        (7,363)
   Proceeds from disposals                                        0           36           0           0           0            36
   Proceeds from investment in CoBank                             0        2,665           0           0           0         2,665
                                                           --------    --------     --------      ------       -----     ----------
Net cash used in investing activities                             0       (4,650)          0         (12)          0        (4,662)

Cash flows from financing activities:
   Net proceeds from issuance of short-term debt                  0      114,800           0           0           0       114,800
   Payments on long-term debt                                     0       (3,047)          0           0           0        (3,047)
   Cash paid for debt amendments                                  0       (1,694)          0           0           0        (1,694)
   Repurchase of common stock                                (1,087)           0           0           0           0        (1,087)
   Cash dividends paid                                       (4,455)           0           0           0           0        (4,455)
                                                           --------    ---------    --------      ------       -----     ---------

Net cash (used in)/provided by financing activities          (5,542)     110,059           0           0           0       104,517
Net change in cash and cash equivalents                           0       (2,195)        136         316           0        (1,743)
Cash and cash equivalents at beginning of period                  0        7,624          21          11           0         7,656
                                                           --------    ----------   --------      ------       -----     ---------
Cash and cash equivalents at end of period                 $      0    $   5,429    $    157      $  327       $   0     $   5,913
                                                           ========    =========    ========      ======       =====     =========

                                                                                     Balance Sheet
                                                                                  December 23, 2000
                                                          -------------------------------------------------------------------------
                                                            Pro-Fac    Agrilink   Subsidiary Non-Guarantor Eliminating
                                                          Cooperative Foods, Inc. Guarantors Subsidiaries    Entries   Consolidated
                                                          ----------- ----------- ---------- ------------- ----------- ------------
(Dollars in Thousands)
Assets
   Cash and cash equivalents                              $       0   $    4,893    $     144   $    726     $       0   $    5,763
   Accounts receivable, net                                       0      132,053        2,473      7,031          (981)     140,576
   Inventories -
     Finished goods                                               0      330,912          371     55,787             0      387,070
     Raw materials and supplies                                   0       28,340          487      3,441             0       32,268
                                                          ---------   ----------    ---------   --------     ---------   ----------
       Total inventories                                          0      359,252          858     59,228             0      419,338

   Other current assets                                       2,135       35,698           90      2,058          (375)      39,606
                                                          ---------   ----------    ---------   --------     ---------   ----------

       Total current assets                                   2,135      531,896        3,565     69,043        (1,356)     605,283

   Property, plant and equipment, net                             0      302,678        3,112     34,069             0      339,859
   Investment in subsidiaries                               183,693      322,742            0          0      (506,435)           0
   Goodwill and other intangible assets, net                      0       49,093      204,587          0             0      253,680
   Other assets                                                  59       59,636      117,536      6,145      (126,743)      56,633
                                                          ---------   ----------     --------   --------     ----------  ----------

       Total assets                                       $ 185,887   $1,266,045     $328,800   $109,257     $(634,534)  $1,255,455
                                                          =========   ==========     ========   ========     =========   ==========

Liabilities and Shareholders' Equity
   Notes payable                                          $       0   $  103,700     $      0   $      0     $       0   $  103,700
   Current portion of long-term debt - Agrilink Foods             0       16,596            0          0             0       16,596
   Current portion of long-term debt - AgriFrozen Foods           0            0            0     82,769             0       82,769
   Accounts payable                                              33       45,031        1,279      4,673          (981)      50,035
   Accrued interest                                               0        7,194            0      1,999             0        9,193
   Intercompany loans                                             0       (1,242)         456        786             0            0
   Other current liabilities                                  7,178       93,716        7,643      3,710          (375)     111,872
                                                          ---------   ----------     --------   --------     ---------   ----------
       Total current liabilities                              7,211      264,995        9,378     93,937        (1,356)     374,165

   Long-term debt                                                 0      637,304            0          0             0      637,304
   Other non-current liabilities                             13,963      180,053            0     12,000      (126,743)      79,273
                                                          ---------   ----------     --------   --------     ---------   ----------

       Total liabilities                                     21,174    1,082,352        9,378    105,937      (128,099)   1,090,742

   Class B cumulative redeemable preferred stock                237            0            0          0             0          237
   Class A common stock                                      10,921            0            0          0             0       10,921

   Shareholders' equity                                     153,555      183,693      319,422      3,320      (506,435)     153,555
                                                          ---------   ----------     --------   --------     ---------   ----------

       Total liabilities and shareholders' equity         $ 185,887    $1,266,045    $328,800   $109,257     $(634,534)  $1,255,455
                                                          =========    ==========    ========   ========     =========   ==========

                                                                                   Statement of Operations
                                                                         For the Six Months Ended December 23, 2000
                                                          -------------------------------------------------------------------------
                                                            Pro-Fac    Agrilink   Subsidiary Non-Guarantor Eliminating
                                                          Cooperative Foods, Inc. Guarantors Subsidiaries    Entries   Consolidated
                                                          ----------- ----------- ---------- ------------- ----------- ------------
(Dollars in Thousands)
Net sales                                                   $     0   $ 582,836     $  7,885    $ 59,857    $(28,949)    $ 621,629
Cost of sales                                                     0    (474,443)      (4,827)    (60,883)     35,782      (504,371)
                                                            -------   ---------     --------    --------    --------     ---------
Gross profit                                                      0     108,393        3,058      (1,026)      6,833       117,258
Selling, administrative, and general expenses                   (10)    (92,127)      (1,383)     (1,380)     32,981       (61,919)
Other income                                                      0           0       32,981         441     (33,422)            0
Income from joint venture                                         0       1,224            0           0           0         1,224
                                                            -------   ---------     --------    --------    --------     ---------
Operating (loss)/income before dividing with Pro-Fac            (10)     17,490       34,656      (1,965)      6,392        56,563
Interest (expense)/income                                         0     (43,916)       4,428      (4,453)          0       (43,941)
                                                            -------   ---------     --------    --------    --------     ---------
Pretax (loss)/income before dividing with Pro-Fac               (10)    (26,426 )     39,084      (6,418)      6,392        12,622
Pro-Fac share of income                                       6,316      (6,316)           0           0           0             0
                                                            -------   ---------     --------    ---------   ---------    ----------
Income/(loss) before taxes                                    6,306     (32,742)      39,084      (6,418)      6,392        12,622
Tax (provision)/benefit                                      (1,473)     11,602      (14,057)       (236)          0        (4,164)
                                                            -------   ---------     --------    ---------   --------     ---------
Net income/(loss)                                           $ 4,833   $ (21,140)    $ 25,027    $ (6,654)   $  6,392     $   8,458
                                                            =======   =========     =========   =========   ========     =========

                                                                                  Statement of Operations
                                                                          For the Quarter Ended December 23, 2000
                                                          -------------------------------------------------------------------------
                                                            Pro-Fac    Agrilink   Subsidiary Non-Guarantor Eliminating
                                                          Cooperative Foods, Inc. Guarantors Subsidiaries    Entries   Consolidated
                                                          ----------- ----------- ---------- ------------- ----------- ------------
(Dollars in Thousands)

Net sales                                                  $    0      $ 323,606    $ 3,724    $ 33,834     $(21,058)    $ 340,106
Cost of sales                                                   0       (262,841)    (2,323)    (33,872)      23,702      (275,334)
                                                           ------       --------    -------    --------     --------     ---------
Gross profit                                                    0         60,765      1,401         (38)       2,644        64,772
Selling, administrative, and general expenses                  (2)       (49,813)      (660)       (487)      20,216       (30,746)
Other income                                                    0              0     20,216         416      (20,632)            0
Income from joint venture                                       0            949          0           0            0           949
                                                           ------      ---------    -------    --------     --------     ---------
Operating (loss)/income before dividing with Pro-Fac           (2)        11,901     20,957        (109)       2,228        34,975
Interest (expense)/income                                       0        (22,728)     2,458      (2,145)           0       (22,415)
                                                           ------       --------    -------    --------     --------     ---------
Pretax (loss)/income before dividing with Pro-Fac              (2)       (10,827)    23,415      (2,254)       2,228        12,560
Pro-Fac share of income                                     6,281         (6,281)         0           0            0             0
                                                           ------      ---------    -------    --------     --------     ---------
Income/(loss) before taxes                                  6,279        (17,108)    23,415      (2,254)       2,228        12,560
Tax (provision)/benefit                                      (643)         5,862     (8,424)       (116)           0        (3,321)
                                                           ------      ---------    -------    --------     --------     ---------
Net income/(loss)                                          $5,636      $ (11,246)   $14,991    $ (2,370)    $  2,228     $   9,239
                                                           ======      =========    =======    ========     ========     =========

                                                                                 Statement of Cash Flows
                                                                       For  the Six Months Ended December 23, 2000
                                                          -------------------------------------------------------------------------
                                                            Pro-Fac    Agrilink   Subsidiary Non-Guarantor Eliminating
                                                          Cooperative Foods, Inc. Guarantors Subsidiaries    Entries   Consolidated
                                                          ----------- ----------- ---------- ------------- ----------- ------------
(Dollars in Thousands)
Net income/(loss)                                          $ 4,833     $(21,140)   $ 25,027     $ (6,654)     $ 6,392     $   8,458
Adjustments to reconcile net income/(loss) to net
   cash provided by/(used in) operating activities -
     Estimated cash payments due to Class A members           (524)           0           0            0            0          (524)
     Depreciation                                                0       14,793         298        1,184            0        16,275
     Amortization of goodwill and certain intangible assets      0        1,311       3,653            0            0         4,964
     Amortization of debt issue costs, amendment costs,
       and discount on subordinated promissory note              0        2,404           0          276            0         2,680
     Interest-in-kind on subordinated promissory note            0          814           0            0            0           814
     Equity in undistributed earnings of joint venture           0       (1,224)          0            0            0        (1,224)
     Change in working capital                                (355)     (78,864)    (27,529)       3,099       (6,392)     (110,041)
                                                          --------     --------    --------     --------      -------     ---------
Net cash provided by/(used in) operating activities          3,954      (81,906)      1,449       (2,095)           0       (78,598)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                    0      (12,363)     (1,514)      (1,086)           0       (14,963)
   Proceeds from disposals                                       0        5,065           0            7            0         5,072
   Proceeds from investment in CoBank                            0        1,951           0            0            0         1,951
                                                           -------     --------    --------     --------      -------     ----------
Net cash used in investing activities                            0       (5,347)     (1,514)      (1,079)           0        (7,940)

Cash flows from financing activities:
   Net proceeds from issuance of short-term debt                 0       98,000           0        3,900            0       101,900
   Payments on long-term debt                                    0       (8,932)          0            0            0        (8,932)
   Cash paid for debt amendments                                 0       (1,707)          0            0            0        (1,707)
   Issuance of common stock, net                               256            0           0            0            0           256
   Cash dividends paid                                      (4,210)           0           0            0            0        (4,210)
                                                           -------     --------    --------     ---------     -------     ---------
Net cash (used in)/provided by financing activities         (3,954)      87,361           0        3,900                     87,307
Net change in cash and cash equivalents                          0          108         (65)         726            0           769
Cash and cash equivalents at beginning of period                 0        4,785         209            0            0         4,994
                                                           -------     --------    --------     --------      -------     ---------
Cash and cash equivalents at end of period                 $     0     $  4,893    $    144     $    726      $     0     $   5,763
                                                          ========     ========    ========     ========      =======     =========

NOTE 8. OTHER MATTERS

Restructuring: On June 23, 2000, Agrilink Foods sold its pickle business to Dean Pickle and Specialty Product Company. As part of the transaction, Agrilink Foods had agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, Agrilink Foods initiated restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. The majority of such termination benefits will be liquidated during the next 9 months.

In addition, on October 12, 2001, Agrilink Foods announced a further reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions are part of an ongoing focus on low-cost operations and include both salaried and hourly positions. In conjunction with the reductions, Agrilink Foods recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. Reductions in personnel include operational and administrative positions, and net of the restructuring charge, are expected to improve fiscal 2002 earnings by approximately $5.0 million. Of this charge, approximately $0.7 million has been liquidated and the remaining termination benefits will be liquidated during the next 9 months.

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

Dividends: Subsequent to quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $1.9 million and were paid on January 31, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the unaudited Consolidated Statement of Operations, Net Proceeds and Comprehensive Income in the second quarter and first six months of fiscal 2002 versus such periods in fiscal 2001.

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

The following tables illustrate the results of operations by product line for the three and six months ended December 29, 2001 and December 23, 2000.

EBITDA1,2

(Dollars in Millions)

                                 Three Months Ended                               Six Months Ended
                     ------------------------------------------      -------------------------------------------
                         December 29,           December 23,            December 29,             December 23,
                             2001                  2000                     2001                     2000
                     -------------------     ------------------      -------------------     -------------------
                                  % of                    % of                    % of                     % of
                         $        Total          $        Total          $        Total          $         Total
                     ----------  --------    ----------  ------      ----------  --------    ----------   ------

Vegetables           $ 33.0       67.8%      $  28.3       62.1%     $   43.1      61.7%      $ 46.1       59.3%
Fruits                  9.9       20.3           8.1       17.8          15.2      21.7         12.7       16.3
Snacks                  2.3        4.7           2.8        6.1           4.5       6.4          5.6        7.2
Canned Meals            2.4        4.9           2.7        5.9           4.8       6.9          5.5        7.1
Other                   1.1        2.3           1.0        2.2           2.3       3.3          2.4        3.0
                     ------      -----       -------      -----      --------     -----       ------      -----
Continuing segments    48.7      100.0          42.9       94.1          69.9     100.0         72.3       92.9
Businesses closed3      0.0        0.0           2.7        5.9           0.0       0.0          5.5        7.1
                     ------      -----       -------      -----      --------     -----       ------      -----
     Total           $ 48.7      100.0%      $  45.6      100.0%     $   69.9     100.0%      $ 77.8      100.0%
                     ======      =====       =======      =====      ========     =====       ======      =====

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

2    Excludes gain from pension curtailment and restructuring charges.

3 Represents the operating results of operations no longer part of the Cooperative.

Net Sales

(Dollars in Millions)
                                  Three Months Ended                               Six Months Ended
                      ------------------------------------------      -------------------------------------------
                          December 29,           December 23,            December 29,             December 23,
                              2001                  2000                     2001                     2000
                      -------------------     ------------------      -------------------     -------------------
                                  % of                     % of                   % of                     % of
                         $        Total          $        Total          $        Total          $         Total
                     --------    -------     --------     ------      -------    -------     --------      -----

Vegetables            $210.7       71.6%      $ 236.4       69.5%     $  387.2      71.2%      $426.7       68.8%
Fruits                  41.3       14.0          44.0       12.9          69.6      12.8         70.4       11.3
Snacks                  21.8        7.4          22.2        6.5          44.2       8.1         44.7        7.2
Canned Meals            11.9        4.0          14.8        4.4          24.3       4.5         27.9        4.5
Other                    8.9        3.0           9.9        2.9          18.5       3.4         21.0        3.4
                      ------      -----       -------      -----      --------     -----       ------      -----
Continuing segments    294.6      100.0         327.3       96.2         543.8     100.0        590.7       95.2
Businesses closed1       0.0        0.0          12.8        3.8           0.0       0.0         30.9        4.8
                      ------      -----       -------      -----      --------     -----      -------      -----
     Total            $294.6      100.0%      $ 340.1      100.0%     $  543.8     100.0%     $ 621.6      100.0%
                      ======      =====       =======      =====      ========     =====      =======      =====

1  Represents net sales of operations no longer part of the Cooperative.

Operating Income1,2

(Dollars in Millions)
                                Three Months Ended                                Six Months Ended
                     ------------------------------------------      -------------------------------------------
                         December 29,           December 23,            December 29,             December 23,
                             2001                  2000                     2001                     2000
                     -------------------     ------------------      -------------------     -------------------
                                  % of                    % of                    % of                   % of
                         $        Total          $        Total          $        Total          $       Total
                     --------    -------     --------     ------     ---------   -------     --------    ------
Vegetables           $ 27.2       66.8%      $  20.8       59.5%     $   31.7      58.8%      $ 31.2       55.1%
Fruits                  8.7       21.4           7.5       21.4          12.9      23.9         11.4       20.1
Snacks                  1.7        4.2           1.9        5.4           3.2       5.9          3.6        6.4
Canned Meals            2.2        5.4           2.2        6.3           4.4       8.1          4.7        8.3
Other                   0.9        2.2           0.4        1.1           1.8       3.3          1.2        2.1
                     ------      -----       -------      -----      --------     -----       ------      -----
Continuing segments    40.7      100.0          32.8       93.7          54.0     100.0         52.1       92.0
Businesses closed3      0.0        0.0           2.2        6.3           0.0       0.0          4.5        8.0
                     ------      -----       -------      -----      --------     -----       ------      -----
     Total           $ 40.7      100.0%      $  35.0      100.0%     $   54.0     100.0%      $ 56.6      100.0%
                     ======      =====       =======      =====      ========     =====       ======      =====

1    Excludes gain from pension curtailment and restructuring charges.

2 In accordance with SFAS No. 142, goodwill is no longer amortized. Goodwill amortization associated with the vegetable, fruit, snacks, canned meals, and other product lines for the quarter ending December 23, 2000 was $1.7 million, $0.1 million, $0.1 million, $0.2 million, and $0.2 million, respectively, and $3.4 million, $0.1 million, $0.2 million, $0.4 million, and $0.3 million, respectively for the six months ending December 23, 2000.

3 Represents the operating results of operations no longer part of the Cooperative.

      CHANGES FROM SECOND QUARTER FISCAL 2001 TO SECOND QUARTER FISCAL 2002

Excluding the restructuring charge (net of taxes) in fiscal 2002, net income increased $7.1 million from the second quarter of fiscal 2001. During this same period, EBITDA, excluding non-recurring items, increased $5.8 million, or 13.5 percent. The positive results in the second quarter of fiscal 2002 were primarily attributable to recently implemented price increases and improvements achieved in production costs. EBITDA was, however, negatively impacted by additional warehousing costs due to an increase in inventory levels. Net sales declined $32.7 million or 10.0 percent during this same period, of which $8.4 million is associated with a co-pack agreement for canned vegetables in the Midwest. Excluding this co-pack agreement, Agrilink Foods' net sales declined $24.3 million due primarily to overall market declines and increased competitive activity in the frozen vegetable category. The total frozen vegetable category for the 12-week period ending January 6, 2002 showed a decline of approximately 8 percent. Agrilink Foods' overall market share for the second quarter, however, only showed a decline of 0.1 points. Agrilink Foods estimates its overall market share for the 12-week period ending January 6, 2002 for frozen vegetables to be 31.7 percent. Agrilink Foods' overall market share includes branded retail unit sales, as reported by Information Resources, Inc., and management's estimate of Agrilink Foods' private label share based upon factory shipments. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

EBITDA for the vegetable product line increased $4.7 million or 16.6 percent during the second quarter of fiscal 2002. This improvement in profitability results from management's focus on pricing improvement and reductions in production costs. Vegetable net sales, excluding the co-pack agreement highlighted above, have, however, decreased $17.3 million in the second quarter of fiscal 2002 as compared to the prior year. Management attributes this decline to overall market declines and competitive actions.

Within the branded category, the launch of Birds Eye Simply Grillin', a seasoned blend of top quality Birds Eye vegetables in a foil tray, accounted for $1.5 million of increased net sales. In addition, net sales of Birds Eye frozen vegetables increased approximately $1.2 million. However, these increases were offset by declines of $5.9 million in Agrilink Foods' regional branded product lines due to competitive pressures and overall declines in the vegetable market.

In addition, branded vegetable net sales were impacted by Agrilink Foods' Birds Eye Voila! product line which decreased $4.8 million over the second quarter of fiscal 2001. While Birds Eye Voila! gained 0.4 market share points during the 12-week period ending December 30, 2001, this growth was not sufficient to offset declines of approximately 26 percent within the home meal replacement category. Management has initiated actions to address this decline during the second half of the year.

Non-branded vegetable net sales were impacted by a price increase in the first quarter of fiscal 2002 executed to offset industry-wide cost increases. This price increase resulted in a loss of volume during the first and second quarters in the non-branded portion of the business. Subsequent to Agrilink Foods' price increase, several competitors have followed similar pricing structures.

EBITDA for the fruit product line increased $1.8 million or 22.2 percent during the second quarter of fiscal 2002. This improvement in profitability also results from efforts focused on pricing initiatives and actions taken to reduce product costs. Fruit net sales have, however, decreased $2.7 million or 6.1 percent attributable to volume declines in branded pie filling offset by increases in co-pack pie filling sales.

Net sales for the snack product line showed a modest decline of $0.4 million, or
1.8 percent. Improvements in net sales within the potato chip category were $0.6 million, while the popcorn product line decreased $1.0 million. EBITDA declined $0.5 million or 17.9 percent. The popcorn category continues to be negatively impacted by competitive pressures and changes in product mix. In addition, EBITDA of the potato chip category was negatively affected by costs associated with expansion into new markets and additional manufacturing costs associated with the transition of Tim's Cascade Style Potato Chips to a larger facility. The additional costs associated with the transition to the new facility are not expected to continue during the second half of fiscal 2002.

Net sales for canned meals decreased $2.9 million, or 19.6 percent, while EBITDA decreased $0.3 million, or 11.1 percent. These reductions are a result of declines in volume offset by improvements in pricing and production costs.

The other product line EBITDA, primarily represented by salad dressings, increased $0.1 million or 10.0 percent. EBITDA benefited from reductions in raw product costs, including oil. Net sales, however, decreased $1.0 million or 10.1 percent due to competitive activity in the dressing category caused by actions of one competitor that has discontinued its entire line. While this action negatively impacts short-term sales, it is expected to create distribution opportunities and positively impact salad dressing performance in the future.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $0.2 million, or 0.6 percent, as compared with the second quarter of the prior fiscal year. The increase is primarily attributable to $2.0 million in marketing expenses associated with incremental branded marketing activity during the second quarter of fiscal 2002. This increase is offset by a $2.2 million reduction in amortization expense resulting from the implementation of the Statement of Financial Accounting Standard
("SFAS") No. 142 (see NOTE 2 to the "Notes to Consolidated Financial Statements"). The remaining variance is attributable to increases in various employee benefit expenses.

Operating Income: Operating income, excluding businesses closed, non-recurring items, and the implementation of SFAS No. 142, increased from $32.8 million in the second quarter of fiscal 2001 to $38.4 million in the second quarter of fiscal 2002. This represents an increase of $5.6 million or 17.1 percent. Increases in operating income within vegetables, fruits, and other were $4.7 million, $1.1 million, and $0.3 million, respectively. The decrease within snacks was $0.3 million and canned meals was $0.2 million. Significant variances are highlighted above in the discussion of EBITDA and net sales.

Restructuring:  On October 12,  2001,  Agrilink  Foods  announced a reduction of
approximately   7  percent  of  its  nationwide   workforce,   for  a  total  of
approximately 300 positions. The reductions are part of an ongoing focus on low-cost operations and include both salaried and hourly positions. In conjunction with the reductions, Agrilink Foods recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. Reductions in personnel include operational and administrative positions and, net of the restructuring charge, are expected to improve fiscal 2002 earnings by approximately $5.0 million. Of this charge, $0.7 million has been liquidated and the remaining termination benefits will be liquidated during the next 9 months.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. There has been no significant change in the operations of the joint venture for the second quarter of fiscal 2002 compared to the prior year.

Interest Expense: Interest expense decreased $5.9 million to $16.5 million in the second quarter of fiscal 2002 from $22.4 million in the second quarter of fiscal 2001. The decrease is the result of a decrease in Agrilink Foods' weighted average interest rate of 2.25 percent resulting from general interest rate reductions offset by higher average outstanding balances during the quarter of approximately $6.4 million. In addition, the decrease was due to $2.1 million of interest expense in fiscal 2001 associated with AgriFrozen, a former subsidiary of the Cooperative.

Tax Provision: The provision for income taxes increased approximately $4.0 million from the prior year as a result of the change in earnings before tax. The Cooperative's effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill. In addition, the Cooperative's effective tax rate is also impacted by net proceeds distributed to members.

    CHANGES FROM FIRST SIX MONTHS FISCAL 2001 TO FIRST SIX MONTHS FISCAL 2002

During the first six months of fiscal 2002, net income increased $4.1 million from the first six months of fiscal 2001. Comparability of net income is, however, difficult because fiscal 2002 was impacted by a restructuring charge, gain from pension curtailment, significant changes in interest rates, and the implementation of SFAS No. 142 which reduced amortization expense. Accordingly, management believes, to evaluate results, an evaluation of EBITDA (excluding non-recurring items), is more appropriate as it allows the operations of the business to be reviewed in a more comparable manner. EBITDA, for the first six months of fiscal 2002 versus the prior year, declined $2.4 million, or 3.3 percent. This decline resulted from increased marketing costs of approximately $5.0 million, associated with a new product launch, during the first quarter of fiscal 2002, increased warehousing costs due to an increase in inventory levels, and increased production costs incurred in the first quarter of fiscal 2002 associated with inventory produced in the prior year at a greater cost. Significant favorable items offsetting these increases in costs include a focus on pricing improvements, fixed cost reductions resulting from restructuring actions and declines in production costs which have begun to benefit Agrilink Foods in the second quarter. Net sales during the six months declined $46.9 million or 7.9 percent, however, $21.5 million is associated with a co-pack agreement for canned vegetables in the Midwest. The remaining $25.4 million is primarily attributable to lower volume due to overall market declines in the frozen vegetable industry and short-term declines in the food service channel subsequent to September 11, 2001. The total frozen vegetable category in the 28-week period ending January 6, 2002 showed a decline of approximately 7 percent. However, the Company's overall year-to-date market share showed an improvement of 1.0 points. Agrilink Foods estimates its overall market share for the 28-week period ending January 6, 2002 for frozen vegetables to be 32.1 percent. Agrilink Foods' overall market share includes branded retail unit sales, as reported by Information Resources, Inc., and management's estimate of Agrilink Foods' private label share based upon factory shipments. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

While vegetable net sales decreased $39.5 million or 9.3 percent, $21.5 million is associated with the co-pack agreement highlighted above. Excluding this arrangement, vegetable net sales showed a decrease of $18.0 million. The non-branded business accounted for $17.3 million of the decline. Agrilink Foods' non-branded business yields lower margins than that of its branded products. During the first quarter of fiscal 2002, Agrilink Foods executed a price increase across all non-branded vegetable commodities to offset industry wide cost increases. This price increase resulted in a loss of volume during the first half in the non-branded portion of the business. Subsequent to Agrilink Foods' price increase, several competitors have followed with similar pricing structures.

Overall branded net sales showed a modest decline of $0.7 million from the prior year. Significant components associated with this change are highlighted below.

The launch of Birds Eye Simply Grillin', a seasoned blend of top quality Birds Eye vegetables in a foil tray, accounted for $5.3 million of additional net sales while net sales of Birds Eye frozen vegetables increased approximately $6.5 million due to the conversion of a major club store customer from a private label to brand product line.

These increases are offset by a $6.0 million decrease in the Birds Eye Voila! product line as a result of continued erosion in the home meal replacement category. For the 28-week period ending December 30, 2001, the home meal-replacement category declined approximately 17 percent. Further, net sales declines of $6.5 million were experienced in Agrilink Foods' regional branded product lines due to competitive pressures and overall declines in the vegetable market.

EBITDA for the vegetable product line declined $3.0 million or 6.5 percent during the first six months of fiscal 2002 as compared to the prior year. Approximately $5.0 million of the decline is associated with marketing costs related to the retail launch of Birds Eye Simply Grillin' during the first quarter of fiscal 2002 and an additional $2.3 million of incremental marketing activity for other branded vegetable products. In addition, warehousing costs increased $5.7 million due to an increase in inventory levels, and production costs incurred in the first quarter of fiscal 2002 were higher due to inventory produced in the prior year at a greater cost. Offsetting these increases in costs are the benefits achieved from pricing actions taken in January 2001.

EBITDA for the fruit product line increased $2.5 million or 19.7 percent primarily attributable to improved pricing and timing of various marketing initiatives. Fruit net sales have, however, showed a modest decrease of $0.8 million or 1.1 percent.

Net sales for the snack product line showed a decline of $0.5 million, or 1.1 percent. Improvements in net sales within the potato chip business were $1.4 million, while the popcorn product line decreased $1.9 million. EBITDA declined $1.1 million or 19.6 percent. The popcorn business continues to be negatively impacted by competitive pressures and changes in product mix. In addition, EBITDA of the potato chip category was negatively affected by costs associated with expansion into new markets and additional manufacturing costs associated with the transition of Tim's Cascade Style Potato Chips to a larger facility. The additional costs associated with the transition to the new facility are not expected to continue during the second half of fiscal 2002.

Net sales for canned meals decreased $3.6 million, or 12.9 percent, while EBITDA decreased $0.7 million, or 12.7 percent. Results were negatively impacted by market declines in the canned meal category and a change in promotional activity.

The other product line EBITDA, primarily represented by salad dressings, decreased $0.1 million, or 4.2 percent. Net sales, however, decreased $2.5 million, or 11.9 percent. While EBITDA benefited from reductions in raw product costs, including oil, net sales declined due to competitive activity in the dressing category being negatively impacted by the actions of one competitor that has discontinued its entire line. While this action negatively impacts short-term sales, it is expected to create distribution opportunities and positively impact salad dressing performance in the future.

Operating Income: Operating income, excluding businesses closed, non-recurring items, and the implementation of SFAS No. 142, decreased from $52.1 million in fiscal 2001 to $49.6 million in fiscal 2002. This represents a decrease of $2.5 million or 4.8 percent. Declines in operating income within vegetables, snacks, and canned meals were $2.9 million, $0.6 million, and $0.7 million, respectively. The increase within fruits was $1.4 million and the other product line $0.3 million. Significant variances are highlighted above in the discussion of EBITDA and net sales.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses have increased $1.8 million, or 3.0 percent, as compared with the first six months of the prior fiscal year. The increase is primarily attributable to a $5.0 million increase in marketing expenses, primarily associated with the retail launch of Birds Eye Simply Grillin' during the first quarter. In addition, other branded marketing initiatives during the second quarter accounted for a $2.0 million increase in expenses. These increases were offset by a $4.4 million reduction in amortization expense resulting from the implementation of SFAS No. 142 (see NOTE 2 to the "Notes to Consolidated Financial Statements"). Additionally, in fiscal 2001, $1.4 million in selling, general, and administrative expenses were associated with AgriFrozen, a former subsidiary of the Cooperative.

Restructuring: On June 23, 2000, Agrilink Foods sold its pickle business to Dean Pickle and Specialty Product Company. As part of the transaction, Agrilink Foods had agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, Agrilink Foods initiated restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. The majority of such termination benefits will be liquidated during the next nine months.

In addition, on October 12, 2001, Agrilink Foods announced a further reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions are part of an ongoing focus on low-cost operations and include both salaried and hourly positions. In conjunction with the reductions, Agrilink Foods recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. Reductions in personnel include operational and administrative positions and, net of the restructuring charge, are expected to improve fiscal 2002 earnings by approximately $5.0 million. Of this charge, $0.7 million has been liquidated and the remaining termination benefits will be liquidated during the next 9 months.

Gain from Pension Curtailment: During September 2001, the Company made the decision to freeze benefits provided under its Master Salaried Retirement Plan. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. There has been no significant change in the operations of the joint venture in fiscal 2002 compared to fiscal 2001.

Interest Expense: Interest expense decreased $8.2 million to $35.7 million in the first six months of fiscal 2002 from $43.9 million in the first six months of fiscal 2001. The decrease is the result of Agrilink Foods' decrease in the weighted average interest rate of 1.48 percent resulting from general interest rate reductions, offset by higher average outstanding balances during the first half of the year of approximately $7.3 million. Additionally, interest expense was negatively impacted by a supplemental fee of $1.5 million paid in conjunction with the Company's credit facility. See NOTE 5 of the "Notes to Consolidated Financial Statements." In addition, the decrease was due to $4.4 million of interest expense in fiscal 2001 associated with AgriFrozen, a former subsidiary of the Cooperative.

Tax Provision: The provision for income taxes increased approximately $1.4 million from the prior year as a result of the change in earnings before tax. The Cooperative's effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill. In addition, the Cooperative's effective tax rate is also impacted by net proceeds distributed to members.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the unaudited "Consolidated Statement of Cash Flows" for the six months ended December 29, 2001 compared to the six months ended December 23, 2000.

Net cash used in operating activities increased $23.0 million over the six months of the prior fiscal year. The increase was the result of variances within accounts payable and other accruals due to the timing of liquidation of outstanding balances. The most significant component of which was the August 2001 payment on the remaining balance of the purchase price for the AgriFrozen Foods inventory of $21.6 million.

Net cash used in investing activities in the first six months of fiscal 2002 decreased $3.3 million from the first six months of fiscal 2001. The change was primarily a result of $5.0 million in proceeds received in conjunction with the sale of pickle machinery and equipment in fiscal 2001 offset by timing and a reduction in equipment purchases of $7.6 million. The purchase of property, plant, and equipment was for general operating purposes. Financing activities were also impacted by the repurchase of approximately $1.3 million in Class A common stock by the Cooperative associated with lower annual tart cherry crop requirements.

Net cash provided by financing activities increased $17.2 million. This increase was primarily due to an increase in cash used in operating activities as described above, a decrease in mandatory payments on long-term debt due to timing of the quarter-ends, and a $3.2 million mandatory prepayment associated with the sale of certain pickle machinery and equipment in fiscal 2001.

Borrowings: Under Agrilink Foods' existing credit facility, Agrilink Foods is able to borrow up to $200 million for seasonal working capital purposes under the Revolving Credit Facility. The Revolving Credit Facility may also be utilized in the form of letters of credit.

As of December 29, 2001, (i) cash borrowings outstanding under the Revolving Credit Facility were $114.8 million, (ii) there were $19.6 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $65.6 million. Agrilink Foods believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

Certain financing arrangements require that Pro-Fac and Agrilink Foods meet certain financial tests and ratios and comply with certain restrictions and limitations. As of December 29, 2001, Pro-Fac and Agrilink Foods were in compliance with all covenants, restrictions, and limitations under the terms of the credit facility as amended.

The August 2001 amendment to Agrilink Foods' credit facility imposes contingent fees and possible increases in interest rates under the credit facility if Agrilink Foods does not raise equity and deleverage its balance sheet or satsify specified EBITDA and leverage ratio requirements within certain time frames. To this end, Agrilink Foods engaged a financial advisor to assist it in exploring various alternatives responsive to the amendment, including, among other possibilities, a private placement of a minimum of $100 million of securities. Certain of the alternatives being explored by Agrilink Foods could result in the recognition by Pro-Fac of an impairment charge related to its investment in Agrilink Foods. The amount of any contingent fees that may be imposed under the amendment is also impacted by the EBITDA which Agrilink Foods achieves for its fiscal year ending in June 2002.

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

Agrilink Foods has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At December 29, 2001, Agrilink Foods had cash flow hedges for the Mexican peso with maturity dates ranging from December 2001 to May 2002. At December 29, 2001, the fair value of the open contracts was an after-tax gain of approximately $0.2 million recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold within the next 12 months. During the second quarter of fiscal 2002, approximately $0.2 million was reclassified from other comprehensive income to cost of goods sold. For the first six months of fiscal 2002, approximately $0.4 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                     Foreign Currency
                                                          Forward
                                                   -------------------
Contract amounts                                     62 million Pesos
Weighted average settlement exchange rate                11.0074%

Commodity Prices: Agrilink Foods is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, Agrilink Foods entered into a swap agreement on January 8, 2002 designated as a cash flow hedge of its forecasted corrugated purchases. The swap hedged approximately 65 percent of the Agrilink Foods' planned corrugated requirements. The termination date for the agreement is June 2003.

                                     Corrugated
                               (Unbleached Kraftliner)
                        -------------------------------------
Notional amount                  36,000 short tons
Average paid rate                 $400/short ton
Average receive rate    Floating rate with monthly settlement
Maturities through                   June 2003

Interest Rates: Agrilink Foods is exposed to interest rate risk primarily through its borrowing activities. The majority of the Agrilink Foods' long-term borrowings are variable rate instruments. In September 2001, Agrilink Foods entered into an interest rate cap contract with a major financial institution. Agrilink Foods designates this interest rate cap as a cash flow hedge.

The interest rate cap contract is for a period of two years and became effective on October 5, 2001. Approximately 61 percent of the underlying debt is being hedged with this interest rate cap and protects against three-month LIBOR rates exceeding 5 percent.

In return for the cap, Agrilink Foods paid a one-time fee of approximately $0.6 million that is marked to market over the life of the interest rate cap. Changes in the cap's fair value are deferred to other comprehensive income and reclassified to earnings when a hedged transaction occurs.

The following summarizes the Company's interest rate cap agreement:

                            December 29, 2001
                       ---------------------------
Interest Rate Cap:
Notional amount               $250 million
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

For the 2001 crop season, dry weather conditions in the Cooperative's New York and Midwest growing regions may negatively impact production costs. Management has initiated pricing actions and cost reduction initiatives in order to fully offset any crop-related production cost.

MARKET AND INDUSTRY DATA

Unless otherwise stated herein, industry and market share data used throughout this discussion was derived from industry sources believed by the Company to be reliable including information provided by Information Resources, Inc. Such data was obtained or derived from consultants' reports and industry publications. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Company has not independently verified such data and makes no representation to its accuracy.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                Exhibit Number                                     Description
                --------------          -----------------------------------------------------------------

                    10.1                Equity Value Plan, as amended and restated
                    10.2                Management Incentive Program
                    10.3                Master Salaried Retirement Plan, as amended and restated

     (b)      Reports on Form 8-K:


                 On October 12, 2001, the  Cooperative  filed a report on Form 8-K to report on workforce reductions.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PRO-FAC COOPERATIVE, INC.



Date:  February 7, 2002              BY:/s/     Earl L. Powers
       ----------------                 -----------------------------
                                                EARL L. POWERS
                                                  TREASURER
                                      (On Behalf of the Registrant and as
                                        Principal Financial Officer and
                                         Principal Accounting Officer)