Form 10-Q
period 2002-03-30
PRO FAC COOPERATIVE INC
filed 2002-05-13
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-Q


   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 4, 2002.

                        Class A Common Stock - 2,037,803

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Statements of Operations, Net Proceeds and Comprehensive Income
(Unaudited)

(Dollars in Thousands)
                                                                         Three Months Ended                 Nine Months Ended
                                                                  -------------------------------   -------------------------------
                                                                     March 30,        March 24,        March 30,         March 24,
                                                                       2002             2001             2002              2001
                                                                  ------------      -----------     ------------      ------------

Net sales                                                          $  244,886        $  274,427      $  788,667        $  896,056
Cost of sales                                                        (190,937)         (218,102)       (618,185)         (722,473)
                                                                   ----------        ----------      ----------        ----------
Gross profit                                                           53,949            56,325         170,482           173,583
Selling, administrative, and general expense                          (31,029)          (35,609)        (94,796)          (97,528)
Restructuring                                                               0                 0          (2,622)                0
Gain from pension curtailment                                               0                 0           2,472                 0
Income from joint venture                                                 627               316           1,825             1,540
                                                                   ----------        ----------      ----------        ----------
Operating income                                                       23,547            21,032          77,361            77,595
Interest expense                                                      (15,951)          (20,853)        (51,643)          (64,794)
                                                                   ----------        ----------      ----------        ----------
Income before taxes, dividends, and allocation of net proceeds          7,596               179          25,718            12,801
Tax provision                                                          (2,163)             (720)         (7,707)           (4,884)
                                                                   ----------        ----------      ----------        ----------
Net income/(loss)                                                  $    5,433        $     (541)     $   18,011        $    7,917
                                                                   ==========        ==========      ==========        ==========

Allocation of net proceeds:
   Net income/(loss)                                               $    5,433        $     (541)     $   18,011        $    7,917
   Dividends on common and preferred stock                             (1,951)           (1,945)         (6,406)           (6,155)
                                                                   ----------        ----------      ----------        ----------
   Net proceeds/(deficit)                                               3,482            (2,486)         11,605             1,762
   Allocation (to)/from earned surplus                                 (1,633)            2,486          (5,153)           (1,520)
                                                                   ----------        ----------      ----------        ----------
   Net proceeds available to members                               $    1,849        $        0      $    6,452        $      242
                                                                   ==========        ==========      ==========        ==========

Net proceeds available to members:
   Estimated cash payment                                          $      462        $        0      $    1,613        $       61
   Qualified retains                                                    1,387                 0           4,839               181
                                                                   ----------        ----------      ----------        ----------
   Net proceeds available to members                               $    1,849        $        0      $    6,452        $      242
                                                                   ==========        ==========      ==========        ==========

Net income/(loss)                                                  $    5,433        $     (541)         18,011        $    7,917
Other comprehensive income:
   Unrealized loss on hedging activity                                    (16)           (1,068)           (390)             (178)
                                                                   ----------        ----------      ----------        ----------
Comprehensive income/(loss)                                        $    5,417        $   (1,609)     $   17,621        $    7,739
                                                                   ==========        ==========      ==========        ==========



The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)                                        ASSETS                    March 30,        June 30,         March 24,
                                                                                           2002            2001             2001
                                                                                        ----------      ----------     -----------
                                                                                        (Unaudited)                     (Unaudited)
Current assets:
   Cash and cash equivalents                                                            $    7,638      $    7,656     $    6,571
   Accounts receivable, trade, net                                                          80,877          85,543        104,018
   Accounts receivable, co-pack activity and other                                           9,008           7,949         10,616
   Income taxes refundable                                                                       0             938              0
   Inventories                                                                             337,252         313,856        347,508
   Current investment in CoBank                                                              4,452           3,998          5,233
   Prepaid manufacturing expense                                                            10,894          22,427         13,431
   Prepaid expenses and other current assets                                                17,968          19,603         16,450
   Current deferred tax asset                                                                2,202           2,202         11,657
                                                                                        ----------      ----------     ----------
            Total current assets                                                           470,291         464,172        515,484
Investment in CoBank                                                                         6,208          10,660         10,757
Investment in joint venture                                                                  9,085           8,018          8,410
Property, plant, and equipment, net                                                        295,792         305,531        308,259
Assets held for sale, at net realizable value                                                  120             120            403
Goodwill                                                                                   236,311         236,311        238,458
Intangible assets, net                                                                      11,592          12,466         12,770
Other assets                                                                                23,134          24,073         25,144
                                                                                        ----------      ----------     ----------
            Total assets                                                                $1,052,533      $1,061,351     $1,119,685
                                                                                        ==========      ==========     ==========

                                    LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION
Current liabilities:
   Notes payable                                                                        $   75,400      $        0     $   78,000
   Current portion of obligations under capital leases                                         752             316            218
   Current portion of long-term debt                                                        14,934          15,599         15,596
   Accounts payable                                                                         30,696         117,931         80,951
   Income taxes payable                                                                      5,504               0            427
   Accrued interest                                                                         10,722           9,253         12,873
   Accrued employee compensation                                                             8,526          10,081          8,545
   Other accrued expenses                                                                   45,045          49,345         50,729
   Dividends payable                                                                            24              36             24
   Amounts due Class A members                                                              15,670          17,983         12,942
                                                                                        ----------      ----------     ----------
            Total current liabilities                                                      207,273         220,544        260,305
Obligations under capital leases                                                             2,895             571            520
Long-term debt                                                                             624,890         631,128        635,356
Deferred tax liabilities                                                                    26,376          26,376         32,262
Other non-current liabilities                                                               28,988          29,417         29,327
                                                                                        ----------      ----------     ----------
            Total liabilities                                                              890,422         908,036        957,770
                                                                                        ----------      ----------     ----------
Commitments and contingencies
Class B cumulative redeemable preferred stock, liquidation preference $10 per share; authorized - 500,000 shares, issued and
     outstanding 23,940, 23,923, and 23,664 shares, respectively                               239             239            237
Class A common stock, par value $5, authorized - 5,000,000 shares
                                                   March 30,     June 30,      March 24,
                                                     2002          2001          2001
                                                   ---------    ---------     ---------
   Shares issued                                   2,096,163    2,257,479     2,259,174
   Shares subscribed                                     751       97,243       107,783
                                                   ---------    ---------     ---------
            Total subscribed and issued            2,096,914    2,354,722     2,366,957
   Less subscriptions receivable in installments        (751)     (97,243)     (107,783)
                                                   ----------   ---------     ---------
            Total issued and outstanding           2,096,163    2,257,479     2,259,174     10,481          11,287         11,296
                                                   =========    =========     =========
Class B common stock, par value $5, authorized 2,000,000
   Shares; issued and outstanding  0, 723,229, and 723,229
     shares, respectively                                                                        0               0              0
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                   15,538          10,699         10,881
   Non-qualified allocation to members                                                           0               0              0
   Non-cumulative preferred stock, par value $25, authorized
     5,000,000 shares; issued and outstanding 31,669,
       32,308 and 32,669 shares, respectively                                                  792             808            817
   Class A cumulative preferred stock, liquidation preference
     $25 per share, authorized 10,000,000 shares; issued and
       outstanding 4,496,082, 4,495,443 and 4,495,082 shares, respectively                 112,402         112,386        112,377
   Special membership interests                                                                  0               0              0
   Earned surplus                                                                           23,004          17,851         27,010
   Accumulated other comprehensive income:
     Unrealized gain/(loss) on hedging activity                                                228             618           (178)
     Minimum pension liability adjustment                                                     (573)           (573)          (525)
                                                                                        ----------      ----------     ----------
            Total shareholders' and members' capitalization                                151,391         141,789        150,382
                                                                                       -----------      ----------     ----------
            Total liabilities and capitalization                                        $1,052,533      $1,061,351     $1,119,685
                                                                                        ==========      ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                                        Nine Months Ended
                                                                                              -------------------------------------
                                                                                                 March 30,               March 24,
                                                                                                   2002                    2001
                                                                                              --------------         --------------
Cash flows from operating activities:
     Net income                                                                                $    18,011            $     7,917
     Estimated cash payments due to Class A members                                                 (1,613)                   (61)
     Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation                                                                                 22,887                 24,146
       Amortization of goodwill and certain intangible assets                                          862                  7,414
       Amortization of debt issue costs, amendment costs, and
         discount on subordinated promissory notes                                                   4,225                  4,182
       Interest in-kind on subordinated promissory note                                                873                  1,231
       Equity in undistributed earnings of joint venture                                            (1,067)                (1,540)
       Equity in undistributed earnings of CoBank                                                        0                    (96)
     Change in assets and liabilities:
         Accounts receivable                                                                         3,607                 (8,959)
         Inventories and prepaid manufacturing expense                                             (11,863)               (45,226)
         Income taxes refundable                                                                     6,442                  6,252
         Accounts payable and other accrued expenses                                               (91,633)               (25,005)
         Amounts due Class A members                                                                (2,313)                (8,754)
         Other assets and liabilities, net                                                             740                 (1,364)
                                                                                               -----------            -----------
Net cash used in operating activities                                                              (50,842)               (39,863)
                                                                                               -----------            -----------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                                     (10,537)               (20,981)
     Proceeds from disposals                                                                            52                  5,068
     Proceeds from investment in CoBank                                                              3,998                  2,926
                                                                                               -----------            -----------
Net cash used in investing activities                                                               (6,487)               (12,987)
                                                                                               -----------            -----------

Cash flows from financing activities:
     Net proceeds from issuance of short-term debt                                                  75,400                 74,400
     Payments on long-term debt                                                                     (9,072)               (12,659)
     Payments on capital lease                                                                        (111)                     0
     Cash paid in conjunction with debt amendment                                                   (1,694)                (1,707)
     Cash portion of non-qualified conversion                                                            0                    (83)
     (Repurchases)/issuance of common stock, net                                                      (806)                   631
     Cash dividends paid                                                                            (6,406)                (6,155)
                                                                                               -----------            -----------
Net cash provided by financing activities                                                           57,311                 54,427
                                                                                               -----------            -----------

Net change in cash and cash equivalents                                                                (18)                 1,577
Cash and cash equivalents at beginning of period                                                     7,656                  4,994
                                                                                               -----------            -----------
Cash and cash equivalents at end of period                                                     $     7,638            $     6,571
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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the three months and nine months ended March 30, 2002 are not necessarily the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 30, 2001.

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

In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." Under this pronouncement, generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration.

EITF 01-09 also codifies and reconciles related guidance issued by the EITF regarding EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which addressed the accounting treatment and income statement classification for certain sales incentives, including cooperative advertising arrangements, buydowns and slotting fees. Accordingly, during the third quarter and first nine months of fiscal 2002, promotions and slotting fees, previously classified as selling, general, and administrative expense, have been reclassified as a reduction of gross sales and all other prior periods have also been reclassified to reflect this modification. Total promotions and slotting fees were $33.5 million and $36.0 million in the third quarter of fiscal 2002 and 2001, respectively, and $103.4 million and $116.6 million in the first nine months of fiscal 2002 and 2001, respectively. The adoption of EITF 00-25 did not impact the Cooperative's profitability.

EITF 01-09 also codifies and reconciles related guidance issued by the EITF regarding EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," which addressed the recognition, measurement, and income statement classification for sales incentives that a company offers to its customers. Accordingly, during the third quarter and first nine months of fiscal 2002, coupon expense, previously classified as selling, general and administrative expense, has been reclassified as a reduction of gross sales and all prior periods have also been reclassified to reflect this modification. Coupon expense was $1.9 million and $2.8 million in the third quarter of fiscal 2002 and 2001, respectively, and $6.7 and $7.5 million in the first nine months of fiscal 2002 and 2001, respectively. The adoption of EITF Issue 00-14 did not impact the Cooperative's profitability.

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

The Cooperative and its wholly-owned subsidiary, Agrilink Foods, completed the required impairment evaluation of goodwill and other intangible assets in conjunction with its adoption of SFAS No. 142 which indicated no impairment existed.

As outlined in SFAS No. 142, certain intangibles with a finite life, however, are required to continue to be amortized. The following schedule sets forth the major classes of intangible assets held by the Cooperative:

(Dollars in Thousands)

                                       March 30,     June 30,        March 24,
                                         2002          2001            2001
                                     -----------    ----------      ---------
Amortized intangibles:
   Covenants not to compete           $    2,478    $    2,478      $   2,478
   Other                                  12,000        12,000         12,000
     Less:  accumulated amortization      (2,886)       (2,012)        (1,708)
                                      ----------    ----------      ---------
   Intangible assets, net             $   11,592    $   12,466      $  12,770
                                      ==========    ==========      =========

The aggregate amortization expense associated with intangible assets was approximately $0.3 million for the quarter ended March 30, 2002 and $0.9 million for the nine months ended March 30, 2002. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

2003         $1,103
2004            915
2005            891
2006            891
2007            760

A reconciliation of reported net income adjusted to reflect the adoption of SFAS No. 142 for the third quarter and nine months ended March 24, 2001 is provided below:

                                                        Three Months Ended               Nine Months Ended
                                                  --------------------------         -------------------------
                                                   March 30,      March 24,           March 30,      March 24,
                                                     2002           2001                2002            2001
                                                  ----------     ----------          ----------      ---------
(Dollars in Thousands)

Reported net income                               $   5,433      $    (541)           $ 18,011      $   7,917
Addback:  goodwill amortization (net of taxes)            0          1,215                   0          3,651
                                                  ---------      ---------            --------      ---------
Adjusted net income                               $   5,433      $     674            $ 18,011      $  11,568
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

Amounts received by Pro-Fac from Agrilink Foods for the nine months ended March 30, 2002 and March 24, 2001 include: commercial market value of crops delivered $70.1 million and $67.1 million, respectively. Pro-Fac's share of earnings was $12.9 million and $6.4 million, respectively.

NOTE 4. INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)

                             March 30,         June 30,           March 24,
                               2002              2001               2001
                            ----------        ----------          --------

Finished goods              $  308,169        $  279,991          $ 319,431
Raw materials and supplies      29,083            33,865             28,077
                            ----------        ----------          ---------
     Total inventories      $  337,252        $  313,856          $ 347,508
                            ==========        ==========          =========

NOTE 5.       DEBT

Summary of Long-Term Debt:

(Dollars in Thousands)
                                                    March 30,      June 30,       March 24,
                                                      2002           2001           2001
                                                   ----------    -----------     -----------

Term Loan Facility                                 $  403,500    $   411,600     $  417,000
Senior Subordinated Notes                             200,015        200,015        200,015
Subordinated Promissory Notes (net of discount)        31,829         29,660         28,460
Other                                                   4,480          5,452          5,477
                                                   ----------    -----------     ----------
     Total debt                                       639,824        646,727        650,952
Less current portion                                  (14,934)       (15,599)       (15,596)
                                                   ----------    -----------     ----------
     Total long-term debt                          $  624,890    $   631,128     $  635,356
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

In August 2001, Agrilink Foods negotiated an amendment to the covenants. In conjunction with this amendment, Agrilink Foods incurred fees of approximately $1.7 million. This fee is being amortized over the remaining life of the credit facility. The August 2001 amendment imposes contingent fees and possible increases in interest rates under the credit facility if Agrilink Foods does not raise equity and deleverage its balance sheet or satisfy specified EBITDA and leverage ratio requirements within certain time frames. To this end, Agrilink Foods engaged a financial advisor to assist it in exploring various alternatives responsive to the amendment, including, among other possibilities, a private placement of a minimum of $100 million of securities. The amount of any contingent fees that may be imposed under the amendment is also impacted by the EBITDA which Agrilink Foods achieves for its fiscal year ending in June 2002.

In March 2002, Agrilink Foods entered into an exclusive letter of intent with Vestar Capital Partners related to a capital investment of $175 million, before fees and other expenses. It is contemplated that the investment would be in the form of preferred and common equity interests. The closing of the transaction is subject to the negotiation and execution of definitive agreements, together with other customary conditions of closing.

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

The following table illustrates the Cooperative's operating segment information:

(Dollars in Millions)
                                                                      Three Months Ended                   Nine Months Ended
                                                                  ------------------------------     ----------------------------
                                                                    March 30,         March 24,       March 30,         March 24,
                                                                      2002              2001            2002              2001
                                                                   ----------        ---------        ---------         ---------
Net Sales:
   Vegetables                                                        $  180.8         $   203.7        $  568.0         $   630.4
   Fruits                                                                21.2              21.8            90.8              92.2
   Snacks                                                                20.9              20.7            65.1              65.4
   Canned Meals                                                          12.7              13.2            37.0              41.1
   Other                                                                  9.3              10.1            27.8              31.1
                                                                     --------         ---------        --------         ---------
     Continuing segments                                                244.9             269.5           788.7             860.2
   Businesses closed1                                                     0.0               5.0             0.0              35.9
                                                                     --------         ---------        --------         ---------
       Total                                                         $  244.9         $   274.5        $  788.7         $   896.1
                                                                     ========         =========        ========         =========

Operating income2:
   Vegetables3                                                       $   16.9         $    16.8        $   48.6         $    48.0
   Fruits                                                                 2.5               1.2            15.4              12.6
   Snacks                                                                 1.1               0.6             4.3               4.2
   Canned Meals                                                           1.8               1.2             6.2               5.9
   Other                                                                  1.2               0.4             3.0               1.6
                                                                     --------         ---------        --------         ---------
     Continuing segments                                                 23.5              20.2            77.5              72.3
   Businesses closed1                                                     0.0               0.8             0.0               5.3
Restructuring                                                             0.0               0.0            (2.7)              0.0
Gain on pension curtailment                                               0.0               0.0             2.5               0.0
                                                                     --------         ---------        --------         ---------
Total consolidated operating income                                      23.5              21.0            77.3              77.6
Interest expense                                                        (15.9)            (20.8)          (51.6)            (64.8)
                                                                     --------         ---------        --------         ---------
Income before taxes, dividends, and allocation of net proceeds       $    7.6         $     0.2        $   25.7         $    12.8
                                                                     ========         =========        ========         =========

1    Represents operations no longer part of the Cooperative.

2 In accordance with SFAS No. 142, goodwill is no longer amortized. Amortization associated with the change resulting from the implementation of SFAS No. 142 in the vegetable, fruit, snacks, canned meals, and other product lines for the quarter ending March 30, 2002 was $1.7 million, $0.1 million, $0.1 million, $0.1 million, and $0.2 million, respectively, and $5.1 million, $0.1 million, $0.3 million, $0.5 million, and $0.5 million, respectively for the nine months ending March 30, 2002.

3 The Cooperative's investment in Great Lakes Kraut Company contributed earnings in the vegetable product line of $0.6 million and $0.3 million for the three months ended March 30, 2002 and March 24, 2001, respectively, and $1.8 million and $1.5 million for the nine months ended March 30, 2002 and March 24, 2001, respectively.

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

Presented below is condensed consolidating financial information for (i) Pro-Fac Cooperative, (ii) Agrilink Foods, (iii) the Subsidiary Guarantors, and (iv) non-guarantor subsidiaries as of and for the quarter and nine months ended March 30, 2002 and March 24, 2001. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations, and cash flow of the Cooperative and its guarantor and non-guarantor subsidiaries in accordance with Securities and Exchange Commission Financial Reporting Release No. 55.

                                                                                 Balance Sheet
                                                                                March 30, 2002
                                               ------------------------------------------------------------------------------------
                                                 Pro-Fac        Agrilink     Subsidiary   Non-Guarantor  Eliminating
                                               Cooperative     Foods, Inc.   Guarantors   Subsidiaries      Entries    Consolidated
                                               ------------    -----------   ----------   -------------  ------------  ------------
(Dollars in Thousands)



  Cash and cash equivalents                       $       0    $    5,544    $     803     $  1,291      $        0     $    7,638
  Accounts receivable, net                                0        86,914        2,825          146               0         89,885
  Inventories -
    Finished goods                                        0       307,767          236          166               0        308,169
    Raw materials and supplies                            0        28,358          578          147               0         29,083
                                                  ---------    ----------    ---------     --------      ----------     ----------
      Total inventories                                   0       336,125          814          313               0        337,252

  Other current assets                                    0        35,126           98          292               0         35,516
                                                  ---------    ----------    ---------     --------      ----------     ----------

      Total current assets                                0       463,709        4,540        2,042               0        470,291

  Property, plant and equipment, net                      0       288,332        4,010        3,450               0        295,792
  Investment in subsidiaries                      $ 187,336       309,191            0            0        (496,527)             0
  Goodwill and other intangible assets, net               0        54,842      193,061            0               0        247,903
  Other assets                                           60        47,634      110,908            0        (120,055)        38,547
                                                  ---------    ----------    ---------     --------      ----------     ----------
      Total assets                                $ 187,396    $1,163,708    $ 312,519     $  5,492      $ (616,582)    $1,052,533
                                                  =========    ==========    =========     ========      ==========     ==========


Liabilities and Shareholders' Equity
  Notes payable                                   $       0    $   75,400    $       0     $      0      $        0     $   75,400
  Current portion of long-term debt                       0        14,934            0            0               0         14,934
  Accounts payable                                       70        29,078        1,214          334               0         30,696
  Accrued interest                                        0        10,722            0            0               0         10,722
  Intercompany loans                                      0          (734)          87          647               0              0
  Other current liabilities                          15,815        53,168        5,541          997               0         75,521
                                                 ----------    ----------    ---------     --------      ----------     ----------
      Total current liabilities                      15,885       182,568        6,842        1,978               0        207,273

  Long-term debt                                          0       624,890            0            0               0        624,890
  Other non-current liabilities                       9,400       168,914            0            0        (120,055)        58,259
                                                  ---------    ----------    ---------     --------      ----------     ----------

      Total liabilities                              25,285       976,372        6,842        1,978        (120,055)       890,422

  Class B cumulative preferred stock                    239             0            0            0               0            239
  Class A common stock                               10,481             0            0            0               0         10,481
  Shareholders' equity                              151,391       187,336      305,677        3,514        (496,527)       151,391
                                                  ---------    ----------    ---------     --------      ----------     ----------

      Total liabilities and shareholders' equity  $ 187,396    $1,163,708     $312,519     $  5,492      $ (616,582)    $1,052,533
                                                  =========    ==========     ========     ========      ==========     ==========





                                                                              Statement of Operations
                                                                     For  the Nine Months Ended March 30, 2002
                                                  --------------------------------------------------------------------------------
                                                    Pro-Fac       Agrilink    Subsidiary  Non-Guarantor Eliminating
                                                  Cooperative    Foods, Inc.  Guarantors  Subsidiaries    Entries     Consolidated
                                                  ------------   -----------  ----------  ------------- ------------  ------------
(Dollars in Thousands)

Net sales                                          $      0       $ 777,270     $ 11,397     $ 14,655      $ (14,655)   $ 788,667
Cost of sales                                             0        (610,177)      (8,008)     (14,106)        14,106     (618,185)
                                                   --------       ---------      -------     --------      ---------    ---------
Gross profit                                              0         167,093        3,389          549           (549)     170,482
Selling, administrative, and general expenses            (1)       (135,194)      (2,644)           0         43,043      (94,796)
Other (expense)/income                                    0            (150)      43,043          582        (43,625)        (150)
Income from joint venture                                 0           1,825            0            0              0        1,825
                                                   --------       ---------      -------     --------      ---------    ---------
Operating (loss)/income before dividing with Pro-Fac     (1)         33,574       43,788        1,131         (1,131)      77,361
Interest (expense)/income                                 0         (59,592)       7,949            0              0      (51,643)
                                                   --------       ---------     --------     --------      ---------    ---------
Pretax (loss)/income before dividing with Pro-Fac        (1)        (26,018)      51,737        1,131         (1,131)      25,718
Pro-Fac share of income                              12,860         (12,860)           0            0              0            0
                                                   --------      ----------     --------     --------      ---------    ---------
Income/(loss) before taxes                           12,859         (38,878)      51,737        1,131         (1,131)      25,718
Tax (provision)/benefit                              (2,242)         13,338      (18,402)        (401)             0       (7,707)
                                                   --------     ----------      --------     --------      ---------    ---------
Net income/(loss)                                  $ 10,617      $  (25,540)    $ 33,335     $    730      $  (1,131)   $  18,011
                                                   ========      ==========     ========     ========      =========    =========


                                                                           Statement of Operations
                                                                     For  the Quarter Ended March 30, 2002
                                               ------------------------------------------------------------------------------------
                                                 Pro-Fac      Agrilink     Subsidiary   Non-Guarantor  Eliminating
                                               Cooperative   Foods, Inc.   Guarantors   Subsidiaries      Entries    Consolidated
                                               ------------  -----------   ----------   -------------  ------------  ------------
(Dollars in Thousands)

Net sales                                        $       0   $  241,509     $   3,377     $   6,834      $ (6,834)    $ 244,886
Cost of sales                                            0     (188,407)       (2,530)       (6,475)        6,475      (190,937)
                                                 ---------   ----------     ---------     ---------     ----------    ---------
Gross profit                                             0       53,102           847           359          (359)       53,949
Selling, administrative, and general expenses            0      (41,247)         (863)            0        11,081       (31,029)
Other (expense)/income                                   0            0        11,081           368       (11,449)            0
Income from joint venture                                0          627             0             0             0           627
                                                 ---------   ----------     ---------     ---------     ---------     ---------
Operating income before dividing with Pro-Fac            0       12,482        11,065           727          (727)       23,547
Interest (expense)/income                                0      (18,616)        2,665             0             0       (15,951)
                                                 ---------   -----------     ---------     --------      --------     ---------
Pretax (loss)/income before dividing with Pro-Fac        0       (6,134)       13,730           727          (727)        7,596
Pro-Fac share of income                              3,798       (3,798)            0             0             0             0
                                                 ---------   ----------     ---------     ---------     ----------    ---------
Income/(loss) before taxes                           3,798       (9,932)       13,730           727          (727)        7,596
Tax (provision)/benefit                               (683)       3,567        (4,899)         (148)            0        (2,163)
                                                 ---------   ----------     ---------     ---------     ----------    ---------
Net income/(loss)                                $   3,115   $   (6,365)    $   8,831     $     579      $   (727)    $   5,433
                                                 =========   ==========     =========     =========      ========     =========



                                                                                Statement of Cash Flows
                                                                       For the Nine Months Ended March 30, 2002
                                                        ----------------------------------------------------------------------------
                                                          Pro-Fac     Agrilink    Subsidiary  Non-Guarantor Eliminating
                                                        Cooperative  Foods, Inc.  Guarantors  Subsidiaries    Entries   Consolidated
                                                        -----------  -----------  ----------  ------------- ----------- ------------
(Dollars in Thousands)

Net income/(loss)                                         $ 10,617   $ (25,540)   $ 33,335     $     730     $ (1,131)    $  18,011
Adjustments to reconcile net income/(loss) to net
   cash provided by/(used in) operating activities -
     Estimated cash payments due to class A members         (1,613)          0           0             0            0        (1,613)
     Depreciation                                                0      22,261         405           221            0        22,887
     Amortization of goodwill and certain intangible assets      0         299         563             0            0           862
     Amortization of debt issue costs, amendment costs,
       and discount on subordinated promissory note              0       4,225           0             0            0         4,225
     Interest-in-kind on subordinated promissory note            0         873           0             0            0           873
     Equity in undistributed earnings of joint venture           0      (1,067)          0             0            0        (1,067)
     Change in working capital                              (1,792)    (61,183)    (33,521)          345        1,131       (95,020)
                                                          --------   ---------    --------     ---------     --------     ---------
Net cash provided by/(used in) operating activities          7,212     (60,132)        782         1,296            0       (50,842)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                    0     (10,521)          0           (16)           0       (10,537)
   Proceeds from disposals                                       0          52           0             0            0            52
   Proceeds from investment in CoBank                            0       3,998           0             0            0         3,998
                                                          --------   ---------    --------     ---------     --------     ---------
Net cash used in investing activities                            0      (6,471)          0           (16)           0        (6,487)

Cash flows from financing activities:
   Net proceeds from issuance of short-term debt                 0      75,400           0             0            0        75,400
   Payments on long-term debt                                    0      (9,072)          0             0            0        (9,072)
   Payments on capital lease                                     0        (111)          0             0            0          (111)
   Cash paid for debt amendments                                 0      (1,694)          0             0            0        (1,694)
   (Repurchase)/issuance of common stock, net                 (806)          0           0             0            0          (806)
   Cash dividends paid                                      (6,406)          0           0             0            0        (6,406)
                                                          --------   ---------    --------     ---------    ---------     ---------

Net cash (used in)/provided by financing activities         (7,212)     64,523           0             0            0        57,311
Net change in cash and cash equivalents                          0      (2,080)        782         1,280            0           (18)
Cash and cash equivalents at beginning of period                 0       7,624          21            11            0         7,656
                                                          --------   ---------    --------     ---------     --------     ---------
Cash and cash equivalents at end of period                $      0   $   5,544    $    803     $   1,291     $      0     $   7,638
                                                          ========   =========    ========     =========     ========     =========

                                                                                 Balance Sheet
                                                                                March 24, 2001
                                                      -----------------------------------------------------------------------------
                                                        Pro-Fac     Agrilink    Subsidiary  Non-Guarantor Eliminating
                                                      Cooperative  Foods, Inc.  Guarantors  Subsidiaries    Entries    Consolidated
                                                      -----------  -----------  ----------  ------------- -----------  ------------
(Dollars in Thousands)
Assets
   Cash and cash equivalents                          $        0  $    4,939    $     192    $  1,440      $        0    $    6,571
   Accounts receivable, net                                    0     112,252        2,329          53               0       114,634
   Inventories -
     Finished goods                                            0     318,878          333         220               0       319,431
     Raw materials and supplies                                0      27,512          439         126               0        28,077
                                                      ----------  ----------    ---------    --------      ----------    ----------
       Total inventories                                       0     346,390          772         346               0       347,508

   Other current assets                                      105      46,278          162         226               0        46,771
                                                      ----------  ----------    ---------    --------      ----------    ----------

       Total current assets                                  105     509,859        3,455       2,065               0       515,484

   Property, plant and equipment, net                          0     300,366        4,198       3,695               0       308,259
   Investment in subsidiaries                            182,674     319,582            0           0        (502,256)            0
   Goodwill and other intangible assets, net                   0      48,460      202,768           0               0       251,228
   Other assets                                               59      53,850      114,519           0        (123,714)       44,714
                                                      ----------  ----------    ---------    --------      ----------    ----------

       Total assets                                   $  182,838  $1,232,117    $ 324,940    $  5,760      $ (625,970)   $1,119,685
                                                      ==========  ==========     =========   ========      ==========    ==========

Liabilities and Shareholders' Equity
   Notes payable                                      $        0  $   78,000    $       0    $      0      $        0    $   78,000
   Current portion of long-term debt                           0      15,596            0           0               0        15,596
   Accounts payable                                           57      79,439        1,169         286               0        80,951
   Accrued interest                                            0      12,873            0           0               0        12,873
   Intercompany loans                                          0      (2,466)       1,188       1,278               0             0
   Other current liabilities                              11,466      54,222        6,321         876               0        72,885
                                                      ----------  ----------    ---------    --------      ----------    ----------
       Total current liabilities                          11,523     237,664        8,678       2,440               0       260,305

   Long-term debt                                              0     635,356            0           0               0       635,356
   Other non-current liabilities                           9,400     176,423            0           0        (123,714)       62,109
                                                      ----------  ----------    ---------    --------      ----------    ----------

       Total liabilities                                  20,923   1,049,443        8,678       2,440        (123,714)      957,770

   Class B cumulative redeemable preferred stock             237           0            0           0               0           237
   Class A common stock                                   11,296           0            0           0               0        11,296

   Shareholders' equity                                  150,382     182,674      316,262       3,320        (502,256)      150,382
                                                      ----------  ----------    ---------    --------      ----------    ----------

       Total liabilities and shareholders' equity     $  182,838  $1,232,117    $ 324,940    $  5,760      $ (625,970)   $1,119,685
                                                      ==========  ==========    =========    ========      ==========    ==========

                                                                            Statement of Operations
                                                                   For the Nine Months Ended March 24, 2001
                                                      -----------------------------------------------------------------------------
                                                        Pro-Fac     Agrilink    Subsidiary  Non-Guarantor Eliminating
                                                      Cooperative  Foods, Inc.  Guarantors  Subsidiaries    Entries    Consolidated
                                                      -----------  -----------  ----------  ------------- -----------  ------------
(Dollars in Thousands)
Net sales                                              $       0    $ 848,539   $  11,617    $   76,414   $ (40,514)     $  896,056
Cost of sales                                                  0     (687,760)     (7,337)      (76,299)     48,923        (722,473)
                                                       ---------    ---------   ---------    ----------   ---------      ----------
Gross profit                                                   0      160,779       4,280           115       8,409         173,583
Selling, administrative, and general expenses                (11)    (134,101)     (7,434)       (3,226)     47,244         (97,528)
Other income                                                   0            0      47,244           591     (47,835)              0
Income from joint venture                                      0        1,540           0             0           0           1,540
                                                       ---------    ---------   ---------    ----------   ---------      ----------
Operating (loss)/income before dividing with Pro-Fac         (11)      28,218      44,090        (2,520)      7,818          77,595
Interest (expense)/income                                      0      (66,661)      7,165        (5,298)          0         (64,794)
                                                       ---------    ---------   ---------    ----------   ---------      ----------
Pretax (loss)/income before dividing with Pro-Fac            (11)     (38,443)     51,255        (7,818)      7,818          12,801
Pro-Fac share of income                                    6,408       (6,408)          0             0           0               0
                                                       ---------    ---------   ---------    ----------   ---------      ----------
Income/(loss) before taxes                                 6,397      (44,851)     51,255        (7,818)      7,818          12,801
Tax (provision)/benefit                                   (2,154)      16,212     (18,436)         (506)          0          (4,884)
                                                       ---------    ---------   ---------    ----------   ---------      ----------
Net income/(loss)                                      $   4,243    $ (28,639)  $  32,819    $   (8,324)  $   7,818      $    7,917
                                                       =========    =========   =========    ==========   =========      ==========

                                                                              Statement of Operations
                                                                        For the Quarter Ended March 24, 2001
                                                       ----------------------------------------------------------------------------
                                                        Pro-Fac     Agrilink    Subsidiary  Non-Guarantor Eliminating
                                                      Cooperative  Foods, Inc.  Guarantors  Subsidiaries    Entries    Consolidated
                                                      -----------  -----------  ----------  ------------- -----------  ------------
(Dollars in Thousands)
Net sales                                              $       0    $ 265,703   $   3,732    $   16,557   $ (11,565)     $  274,427
Cost of sales                                                  0     (213,317)     (2,510)      (15,416)     13,141        (218,102)
                                                       ---------    ---------   ---------    ----------   ---------      ----------
Gross profit                                                   0       52,386       1,222         1,141       1,576          56,325
Selling, administrative, and general expenses                 (1)     (45,487)     (2,512)       (1,872)     14,263         (35,609)
Other income                                                   0            0      14,263           176     (14,439)              0
Income from joint venture                                      0          316           0             0           0             316
                                                       ---------    ---------   ---------    ----------   ---------      ----------
Operating (loss)/income before dividing with Pro-Fac          (1)       7,215      12,973          (555)      1,400          21,032
Interest (expense)/income                                      0      (22,745)      2,737          (845)          0         (20,853)
                                                       ---------    ---------   ---------    ----------   ----------     ----------
Pretax (loss)/income before dividing with Pro-Fac             (1)     (15,530)     15,710        (1,400)      1,400             179
Pro-Fac share of income                                       92          (92)          0             0           0               0
                                                       ---------    ---------   ---------    ----------   ---------      ----------
Income/(loss) before taxes                                    91      (15,622)     15,710        (1,400)      1,400             179
Tax (provision)/benefit                                     (681)       5,884      (5,653)         (270)          0            (720)
                                                       ---------     ---------  ---------    ----------   ---------      ----------
Net (loss)/income                                      $    (590)   $  (9,738)  $  10,057    $   (1,670)  $   1,400      $     (541)
                                                       =========    =========   =========    ==========   =========      ==========

                                                                           Statement of Cash Flows
                                                                   For  the Nine Months Ended March 24, 2001
                                                      ----------------------------------------------------------------------------
                                                        Pro-Fac     Agrilink    Subsidiary  Non-Guarantor Eliminating
                                                      Cooperative  Foods, Inc.  Guarantors  Subsidiaries    Entries    Consolidated
                                                      -----------  -----------  ----------  ------------- -----------  ------------
(Dollars in Thousands)

Net income/(loss)                                      $   4,243    $ (28,639)  $  32,819    $   (8,324)  $   7,818      $    7,917
Adjustments to reconcile net income/(loss) to net
   cash provided by/(used in) operating activities -
     Estimated cash payments due to Class A members         (61)            0           0             0           0             (61)
     Depreciation                                             0        22,285         425         1,436           0          24,146
     Amortization of goodwill and certain intangible assets   0         1,933       5,481             0           0           7,414
     Amortization of debt issue costs, amendment costs,
       and discount on subordinated promissory note           0         3,860           0           322           0           4,182
     Interest-in-kind on subordinated promissory note         0         1,231           0             0           0           1,231
     Equity in undistributed earnings of joint venture        0        (1,540)          0             0           0          (1,540)
     Equity in undistributed earnings of CoBank               0           (96)          0             0           0             (96)
     Change in working capital                            1,425       (47,715)    (36,007)        7,059      (7,818)        (83,056)
                                                       --------     ---------   ---------    ----------   ---------      -----------
Net cash provided by/(used in) operating activities       5,607       (48,681)      2,718           493           0         (39,863)

Cash flows from investing activities:
   Purchase of property, plant, and equipment                 0       (17,083)     (2,735)       (1,163)          0         (20,981)
   Proceeds from disposals                                    0         5,058           0            10           0           5,068
   Proceeds from investment in CoBank                         0         2,926           0             0           0           2,926
                                                       --------     ---------   ---------    ----------   ---------      ----------
Net cash used in investing activities                         0        (9,099)     (2,735)       (1,153)          0         (12,987)

Cash flows from financing activities:
   Net proceeds from issuance of short-term debt              0        72,300           0         2,100           0          74,400
   Payments on long-term debt                                 0       (12,659)          0             0           0         (12,659)
   Cash paid in conjunction with debt amendment               0        (1,707)          0             0           0          (1,707)
   Cash portion of non-qualified conversion                 (83)            0           0             0           0             (83)
   (Repurchases)/issuance of common stock, net              631             0           0             0           0             631
   Cash dividends paid                                   (6,155)            0           0             0           0          (6,155)
                                                      ---------     ---------   ---------    ----------   ---------      ----------

Net cash (used in)/provided by financing activities      (5,607)       57,934           0         2,100           0          54,427
Net change in cash and cash equivalents                       0           154         (17)        1,440           0           1,577
Cash and cash equivalents at beginning of period              0         4,785         209             0           0           4,994
                                                       --------     ---------   ---------    ----------   ---------      ----------
Cash and cash equivalents at end of period             $      0     $   4,939   $     192    $    1,440   $       0      $    6,571
                                                       ========     =========   =========    ==========   =========      ==========

NOTE 8. OTHER MATTERS

Restructuring: On June 23, 2000, Agrilink Foods sold its pickle business to Dean Pickle and Specialty Product Company. As part of the transaction, Agrilink Foods agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, Agrilink Foods initiated restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. The majority of such termination benefits will be liquidated during the next six months.

In addition, on October 12, 2001, Agrilink Foods announced a further reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions are part of an ongoing focus on low-cost operations and include both salaried and hourly positions. In conjunction with the reductions, Agrilink Foods recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. Reductions in personnel include operational and administrative positions, and net of the restructuring charge, are expected to improve fiscal 2002 earnings by approximately $5.0 million. Of this charge, approximately $1.3 million has been paid and the remaining termination benefits will be liquidated during the next three months.

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

Dividends: Subsequent to quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $1.9 million and were paid on April 29, 2002.

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

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could impact the Cooperative follow:

|X|  the  impact  of  strong   competition  in  the  food  industry,   including
     competitive pricing;

|X|  the impact of changes in consumer demand;

|X|  the impact of weather on the volume and quality of raw product;

|X|  the  inherent  risks  in  the  marketplace   associated  with  new  product
     introductions, including uncertainties about trade and consumer acceptance;

|X| the Cooperative's success in integrating operations (including the realization of anticipated synergies in operations and the timing of any such synergies), and the availability of acquisition and alliance opportunities;

|X| the Cooperative's ability to achieve gains in productivity and improvements in capacity utilization;

|X|  the Cooperative's ability to service debt;

|X|  interest rate fluctuations;

|X|  effectiveness of marketing and shifts in market demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the unaudited Consolidated Statement of Operations, Net Proceeds and Comprehensive Income in the third quarter and first nine months of fiscal 2002 versus such periods in fiscal 2001.

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

The following tables illustrate the results of operations by product line for the three and nine months ended March 30, 2002 and March 24, 2001.

EBITDA1,2

(Dollars in Millions)

                                    Three Months Ended                               Nine Months Ended
                        ------------------------------------------      -------------------------------------------
                              March 30,             March 24,                March 30,                March 24,
                                2002                  2001                     2002                     2001
                        -------------------     ------------------      -------------------     -------------------
                                     % of                    % of                    % of                     % of
                           $         Total          $        Total          $        Total          $         Total
                        ------       -----      --------     ------     --------     ------    ----------   ------

Vegetables              $ 22.9        73.2%     $  24.3        77.3%    $   66.0       65.2%     $  70.4       64.4%
Fruits                     3.2        10.2          2.1         6.7         18.4       18.2         14.8       13.6
Snacks                     1.6         5.1          1.5         4.8          6.1        6.0          7.1        6.5
Canned Meals               2.1         6.7          1.5         4.8          6.9        6.8          7.0        6.4
Other                      1.5         4.8          1.0         3.2          3.8        3.8          3.4        3.1
                        ------       -----      -------       -----     --------      -----      -------     ------
Continuing segments       31.3       100.0         30.4        96.8        101.2      100.0        102.7       94.0
Businesses closed3         0.0         0.0          1.0         3.2          0.0        0.0          6.5        6.0
                        ------       -----      -------       -----     --------      -----      -------     ------
     Total              $ 31.3       100.0%     $  31.4       100.0%    $  101.2      100.0%     $ 109.2      100.0%
                        ======       =====      =======       =====     ========      =====      =======     ======

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

Net Sales

(Dollars in Millions)
                                      Three Months Ended                               Nine Months Ended
                          ------------------------------------------      ------------------------------------------
                                March 30,             March 24,                March 30,                March 24,
                                  2002                  2001                     2002                     2001
                          -------------------     ------------------      -------------------     ------------------
                                       % of                     % of                    % of                   % of
                              $        Total          $         Total         $         Total         $        Total
                          -------     -------     --------     -------    --------     -------    --------     -----

Vegetables                $ 180.8       73.8%     $  203.7       74.3%    $  568.0       72.0%    $  630.4      70.3%
Fruits                       21.2        8.7          21.8        7.9         90.8       11.5         92.2      10.3
Snacks                       20.9        8.5          20.7        7.5         65.1        8.3         65.4       7.3
Canned Meals                 12.7        5.2          13.2        4.8         37.0        4.7         41.1       4.6
Other                         9.3        3.8          10.1        3.7         27.8        3.5         31.1       3.5
                          -------      -----      --------      -----     --------     ------     --------     -----
Continuing segments         244.9      100.0         269.5       98.2        788.7      100.0        860.2      96.0
Businesses closed1            0.0        0.0           5.0        1.8          0.0        0.0         35.9       4.0
                          -------      -----      --------      -----     --------     ------     --------     -----
     Total                $ 244.9      100.0%     $  274.5      100.0%    $  788.7      100.0%    $  896.1     100.0%
                          =======      =====      ========      =====     ========     ======     ========     =====

1    Represents net sales of operations no longer part of the Cooperative.

Operating Income1,2

(Dollars in Millions)
                                 Three Months Ended                               Nine Months Ended
                     --------------------------------------------    ------------------------------------------
                           March 30,             March 24,                March 30,                March 24,
                             2002                  2001                     2002                     2001
                     -------------------     --------------------    -------------------     ------------------
                                  % of                     % of                    % of                   % of
                         $        Total          $         Total          $        Total         $       Total
                     --------    --------    ---------    -------    ----------  --------    --------   ------

Vegetables           $  16.9       71.9%     $   16.8       80.0%    $   48.6      62.7%     $  48.0     61.9%
Fruits                   2.5       10.6           1.2        5.7         15.4      19.9         12.6     16.2
Snacks                   1.1        4.7           0.6        2.9          4.3       5.5          4.2      5.4
Canned Meals             1.8        7.7           1.2        5.7          6.2       8.0          5.9      7.6
Other                    1.2        5.1           0.4        1.9          3.0       3.9          1.6      2.1
                     -------      -----      --------      -----     --------     -----      -------    -----
Continuing segments     23.5      100.0          20.2       96.2         77.5     100.0         72.3     93.2
Businesses closed3       0.0        0.0           0.8        3.8          0.0       0.0          5.3      6.8
                     -------      -----      --------      -----     --------     -----      -------    -----
     Total           $  23.5      100.0%     $   21.0      100.0%    $   77.5     100.0%     $  77.6    100.0%
                     =======      =====      ========      =====     ========     =====      =======    =====

1    Excludes gain from pension curtailment and restructuring charges.

2 In accordance with SFAS No. 142, goodwill is no longer amortized. Amortization associated with the change resulting from the implementation of SFAS No. 142 in the vegetable, fruit, snacks, canned meals, and other product lines for the quarter ending March 30, 2002 was $1.7 million, $0.1 million, $0.1 million, $0.1 million, and $0.2 million, respectively, and $5.1 million, $0.1 million, $0.3 million, $0.5 million, and $0.5 million, respectively for the nine months ending March 30, 2002.

3 Represents the operating results of operations no longer part of the Cooperative.

       CHANGES FROM THIRD QUARTER FISCAL 2001 TO THIRD QUARTER FISCAL 2002

During the third quarter of fiscal 2002, net income increased $6.0 million from the third quarter of fiscal 2001. During this same period, EBITDA from continuing operations increased $0.9 million, or 2.9 percent. The positive results in EBITDA for the third quarter of fiscal 2002 were a result of the pricing actions implemented throughout the last 12 months, restructuring efforts initiated in October 2001, and numerous other company-wide efforts to reduce spending. In addition, Agrilink Foods achieved these improved results in spite of additional warehousing costs due to an increase in inventory levels and a one-time expense associated with an arbitrated contract settlement with Dean Pickle and Specialty Products Company ("Dean Pickle"). As part of the June 2000 sale of Agrilink Foods' pickle business to Dean Pickle, the parties entered into an agreement whereby Agrilink Foods agreed to contract pack products for a period of two years. Fiscal 2002 represents the second and final year of the contract. Agrilink Foods and Dean Pickle disagreed on how pricing was to be established for the current year. The arbitrated settlement required the recording of a $1.7 million charge in the third quarter and resolved all disputes regarding the pricing of product packed during fiscal 2002.

The earnings improvement for the quarter of $6.0 million was more favorable than on an EBITDA basis due to a reduction in amortization expense resulting from the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (see NOTE 2 of the "Notes to Consolidated Financial Statements) and a decline in interest expense driven by general interest rate reductions.

Net sales for the third quarter from continuing businesses declined $24.6 million or 9.1 percent as compared to the prior year. Fiscal 2001 results included, however, approximately $10.0 million of net sales associated with the one-time sale of inventory purchased from CoBank, the secured lender to PF Acquisition II, Inc. ("the Northwest inventory purchase"). Prior to February 15, 2001, PF Acquisition II, Inc. was a wholly-owned subsidiary of Pro-Fac Cooperative, Inc. Adjusting for these sales, Agrilink Foods' net sales were down $14.6 million or 5.5 percent due primarily to overall market declines in the home replacement skillet meal category and increased competitive pressure in the non-branded frozen vegetable segment. The home replacement skillet meal category for the 12-week period ending March 2002 showed a decline of approximately 26.0 percent, while the frozen vegetable category showed a decline of only 2.0 percent for the 12-week period ending March 2002. Agrilink Foods' overall market share for the third quarter declined 0.4 points due to modest share declines in private label. Agrilink Foods estimates its overall market share for the 12-week period ending March 2002 for frozen vegetables to be 31.5 percent. Agrilink Foods' overall market share includes branded retail unit sales, as reported by Information Resources, Inc., and management's estimate of Agrilink Foods' private label share based upon factory shipments.

A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

EBITDA for the vegetable product line decreased $1.4 million or 5.8 percent during the third quarter of fiscal 2002. The decline in profitability is primarily a result of lower volume within Agrilink Foods' Birds Eye Voila! product line, the one-time charge associated with the above mentioned settlement with Dean Pickle, and the earnings in fiscal 2001 associated with the Northwest inventory purchase. Overall, vegetable net sales decreased $22.9 million in the third quarter of fiscal 2002 as compared to the prior year. $10.0 million of the net sales decline was associated with the fiscal 2001 Northwest inventory purchase. Management attributes the remaining decline to increased competitive pressure in the non-branded frozen vegetable business.

Within the branded vegetable category, net sales declined $11.6 million. Significant components include the following: Birds Eye Simply Grillin', a seasoned blend of top quality Birds Eye vegetables in a foil tray, launched in the fourth quarter of fiscal 2001, accounted for $2.2 million of increased net sales. Fueled by strong promotional activity during the spring holiday season, net sales of Birds Eye frozen vegetables in retail channels increased approximately $1.8 million. Net sales of Birds Eye frozen vegetables in alternate channels, however, declined $5.6 million due to changes in the supplier mix decided by the customer. Branded vegetable net sales were also negatively impacted by Agrilink Foods' Birds Eye Voila! product line which decreased $6.7 million over the third quarter of fiscal 2001. While Birds Eye Voila! maintained its share point during the 12-week period ending March 2002, Agrilink Foods was not able to mitigate the impact of the 26.0 percent category decline within the home meal replacement category. Management has and will continue to examine this category for opportunities to enhance performance for this product line. Net sales of Agrilink Foods' regional branded product lines declined $3.3 million due to competitive pressures.

Excluding sales associated with the Northwest inventory purchase, non-branded vegetable net sales declined $1.3 million during the third quarter. Agrilink Foods' non-branded business continues to be impacted by competitive pressures. In addition, during the first quarter of fiscal 2002, Agrilink Foods implemented pricing actions to offset industry wide cost increases. Subsequent to Agrilink Foods price increase, several competitors have followed with similar pricing structures.

EBITDA for the fruit product line increased $1.1 million or 52.3 percent during the third quarter of fiscal 2002. This improvement in profitability results from initiatives focused on pricing efforts and ongoing initiatives taken to improve production and reduce product costs. Fruit net sales have decreased $0.6 million or 2.8 percent attributable primarily to volume declines.

Net sales for the snack product line showed a modest increase of $0.2 million, or 1.0 percent. Improvements in net sales within the potato chip category were $0.5 million, while the popcorn product line decreased $0.3 million. EBITDA increased $0.1 million or 6.7 percent primarily due to sales growth in the potato chip business. The popcorn category continues to be negatively impacted by competitive pressures and changes in product mix.

Net sales for canned meals decreased $0.5 million, or 3.8 percent, while EBITDA increased $0.6 million, or 40.0 percent. The reduction in net sales is a result of competitive pressures within the private label category. The increase in canned meal profitability is driven by improvements in the cost of ingredients used in the production of chili.

EBITDA of the other product line, which is primarily represented by salad dressings, increased $0.5 million or 50.0 percent. EBITDA benefited from both increases in price and reductions in raw product costs, including oil. Net sales, however, decreased $0.8 million or 7.9 percent primarily due to the loss of one food service customer. The loss of this customer will not have a significant impact on Agrilink Foods' operations.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses, excluding the settlement with Dean Pickle described above, have decreased $6.3 million, or 17.7 percent, as compared with the third quarter of the prior fiscal year. This decrease is attributable to a $2.2 million reduction in amortization expense resulting from the implementation of the Statement of Financial Accounting Standard ("SFAS") No. 142 (see NOTE 2 to the "Notes to Consolidated Financial Statements"). Variable selling expense, consisting primarily of brokerage expense, decreased $2.1 million due to reduced volumes and reduced rates in the non-branded categories. In addition, savings of approximately $1.3 million were associated with both the restructuring actions implemented in the second quarter of fiscal 2002 and general company-wide reductions in spending. An additional $1.9 million of expenses in fiscal 2001 were associated with AgriFrozen, a former subsidiary of the Cooperative. These savings were partially offset by an increase in various employee incentive programs compared to the third quarter of fiscal 2001.

Operating Income: Operating income from continuing operations, excluding the implementation of SFAS No. 142 and the settlement with Dean Pickle described above, increased from $20.2 million in the third quarter of fiscal 2001 to $23.0 million in the third quarter of fiscal 2002. This represents an increase of $2.8 million or 13.9 percent. Increases in operating income within vegetables, fruits, snacks, canned meals, and other were $0.1 million, $1.2 million, $0.4 million, $0.5 million, and $0.6 million, respectively. Significant variances are highlighted above in the discussion of EBITDA and net sales.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. There has been no significant change in the operations of the joint venture for the third quarter of fiscal 2002 compared to the prior year.

Interest Expense: Interest expense decreased $4.9 million to $16.0 million in the third quarter of fiscal 2002 from $20.9 million in the third quarter of fiscal 2001. The reduction in interest expense is the result of a decrease in Agrilink Foods' weighted average interest rate of 2.4 percent resulting from general interest rate reductions and a lower average outstanding balances during the quarter of approximately $2.6 million. In addition, the decrease was due to $0.9 million of interest expense in fiscal 2001 associated with AgriFrozen, a former subsidiary of the Cooperative.

Tax Provision: The provision for income taxes increased approximately $1.4 million from the prior year as a result of the change in earnings before tax. The Cooperative's effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill. In addition, the Cooperative's effective tax rate is also impacted by net proceeds distributed to members.

   CHANGES FROM FIRST NINE MONTHS FISCAL 2001 TO FIRST NINE MONTHS FISCAL 2002

During the first nine months of fiscal 2002, net income increased $10.1 million from the first nine months of fiscal 2001. Comparability of net income is, however, difficult because fiscal 2002 was impacted by a restructuring charge, gain from pension curtailment, significant changes in interest rates, the implementation of SFAS No. 142 which reduced amortization expense, and the charge associated with the Dean Pickle settlement. Accordingly, management believes, to fairly evaluate results, an evaluation of EBITDA (excluding non-recurring items), is more appropriate as it allows the operations of the business to be reviewed in a more comparable manner. EBITDA from continuing operations (excluding non-recurring items) for the first nine months of fiscal 2002 versus the prior year, increased $0.2 million. EBITDA was impacted by increased marketing costs of approximately $5.0 million, associated with a new product launch during the first quarter of fiscal 2002, increased warehousing costs due to an increase in inventory levels, and increased production costs incurred in the first quarter of fiscal 2002 associated with inventory produced in the prior year at a greater cost. Significant favorable items offsetting these increases in costs include pricing improvements, fixed cost reductions resulting from restructuring actions and declines in manufacturing costs resulting from the current year production activities.

Net sales from continuing operations during the nine months declined $71.5 million or 8.3 percent. Of this decline, $21.4 million is associated with a co-pack agreement for canned vegetables in the Midwest in fiscal 2001 and an additional $10.0 million in fiscal 2001 associated with the Northwest inventory purchase. The remaining $40.1 million is primarily attributable to lower volume due to overall market declines in the frozen skillet meal category and short-term declines in the food service channel subsequent to September 11, 2001. The total frozen vegetable category in the year to date period ending March 2002 showed a decline of approximately 6.0 percent. However, Agrilink Foods' overall year-to-date market share showed an improvement of 0.3 points. Agrilink Foods estimates its overall market share for the year to date period ending March 2002, for frozen vegetables to be 31.8 percent. Agrilink Foods' overall market share includes branded retail unit sales, as reported by Information Resources, Inc., and management's estimate of Agrilink Foods' private label share based upon factory shipments. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

Excluding sales associated with the co-pack agreement and the Northwest inventory purchase in fiscal 2001, vegetable net sales declined $31.0 million or
5.2 percent. Competitive pressures within Agrilink Foods' non-branded business accounted for $18.8 million of the decline. Agrilink Foods' non-branded business yields lower margins than that of its branded products. During the first quarter of fiscal 2002, Agrilink Foods implemented a price increase across all non-branded vegetable commodities to offset industry wide cost increases. Subsequent to Agrilink Foods' price increase, several competitors have followed with similar pricing increases.

Overall branded net sales showed a decline of $12.2 million from the prior year. Significant components associated with this change are highlighted below. The launch of Birds Eye Simply Grillin', a seasoned blend of top quality Birds Eye vegetables in a foil tray, accounted for $7.4 million of additional net sales. Net sales of Birds Eye frozen vegetables within the retail channel increased approximately $3.5 million due to the conversion of a major club store customer from a private label to brand product line. These increases are offset by a $11.8 million decrease in the Birds Eye Voila! product line as a result of continued declines in the home meal replacement category. For the year to date period ending March 2002, the frozen skillet meal category declined approximately 21.0 percent. Birds Eye Voila!, the leading brand in this category, has experienced declines consistent with the category. Further, net sales declines of $9.8 million were experienced in Agrilink Foods' regional branded product lines due to competitive pressures and overall declines in the vegetable market.

EBITDA for the vegetable product line (excluding the Dean settlement highlighted above) declined $2.7 million or 3.9 percent during the first nine months of fiscal 2002 as compared to the prior year. Approximately $5.0 million of the decline is associated with marketing costs related to the retail launch of Birds Eye Simply Grillin' during the first quarter of fiscal 2002 and an additional $2.4 million of incremental marketing activity for other branded vegetable products. In addition, warehousing costs increased due to an increase in inventory levels over the prior year and production costs incurred in the first quarter of fiscal 2002 were higher due to inventory produced in the prior year at a greater cost. Offsetting these increases in costs are the benefits achieved from pricing actions taken in January 2001 and declines in manufacturing costs resulting from the current year production activities.

EBITDA for the fruit product line increased $3.6 million or 24.3 percent primarily attributable to improved pricing, timing of various marketing initiatives, and continuous efforts to reduce product costs. Fruit net sales have, however, showed a modest decrease of $1.4 million or 1.5 percent.

Net sales for the snack product line showed a decline of $0.3 million, or 0.5 percent. Improvements in net sales within the potato chip business were $1.9 million, while the popcorn product line decreased $2.2 million. EBITDA declined $1.0 million or 14.1 percent. The popcorn business continues to be negatively impacted by competitive pressures and changes in product mix. In addition, EBITDA of the potato chip category was negatively affected in the first half of fiscal 2002 by costs associated with expansion into new markets and additional manufacturing costs associated with the transition of Tim's Cascade Style Potato Chips to a larger facility. These transition efforts have now been completed.

Net sales for canned meals decreased $4.1 million, or 10.0 percent, while EBITDA decreased $0.1 million, or 1.0 percent. Net sales declined due to a decision to not participate in an unprofitable promotion with a major retailer.

The other product line EBITDA, primarily represented by salad dressings, increased $0.4 million, or 11.8 percent. Net sales, however, decreased $3.3 million, or 10.6 percent. While EBITDA benefited from reductions in raw product costs, including oil, net sales declined due to competitive activity in the dressing category being negatively impacted by the actions of one competitor that has discontinued its entire line. While this action negatively impacts short-term sales, it is expected to create distribution opportunities and positively impact salad dressing performance in the future.

Operating Income: Operating income from continuing operations, excluding non-recurring items, the implementation of SFAS No. 142, and the settlement with Dean Pickle described above, increased from $72.3 million in fiscal 2001 to $72.7 million in fiscal 2002. This represents an increase of $0.4 million, or
0.6 percent. Declines in operating income within vegetables, snacks, and canned meals were $2.8 million, $0.2 million, and $0.2 million, respectively. The increase within fruits was $2.7 million and the other product line $0.9 million. Significant variances are highlighted above in the discussion of EBITDA and net sales.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses, excluding the arbitration settlement with Dean Pickle above, have decreased $4.4 million or 4.5 percent as compared with the first nine months of the prior fiscal year. The decrease is primarily attributable to a $6.6 million reduction in amortization expense resulting from the implementation of SFAS No. 142 (see NOTE 2 to the "Notes to Consolidated Financial Statements"). Variable selling costs, consisting primarily of brokerage expense, decreased $3.5 million due to reduced volumes and reduced rates in the non-branded category. In addition, savings of approximately $2.4 million were associated with both the restructuring actions implemented in the second quarter of fiscal 2002 and general company-wide reductions in spending. An additional $3.2 million of expenses in fiscal 2001 were associated with AgriFrozen, a former subsidiary of the Cooperative. These savings were partially offset by a $5.0 million increase in marketing expenses associated with the retail launch of Birds Eye Simply Grillin' during the first quarter and a $2.0 million increase for other branded marketing initiatives during the second quarter of fiscal 2002. Additionally, in fiscal 2002 there was an increase in various employee incentive programs compared to the first nine months of the prior fiscal year.

Restructuring: On June 23, 2000 Agrilink Foods sold its pickle business to Dean Pickle and Specialty Product Company. As part of the transaction, Agrilink Foods agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, Agrilink Foods initiated restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. The majority of such termination benefits will be liquidated during the next six months.

In addition, on October 12, 2001, Agrilink Foods announced a further reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions are part of an ongoing focus on low-cost operations and include both salaried and hourly positions. In conjunction with the reductions, Agrilink Foods recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. Reductions in personnel include operational and administrative positions and, net of the restructuring charge, are expected to improve fiscal 2002 earnings by approximately $5.0 million. Of this charge, $1.3 million has been paid and the remaining termination benefits will be liquidated during the next three months.

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

Interest Expense: Interest expense decreased $13.2 million to $51.6 million in the first nine months of fiscal 2002 from $64.8 million in the first nine months of fiscal 2001. The decrease is the result of Agrilink Foods' decrease in the weighted average interest rate of 1.78 percent resulting from general interest rate reductions, offset by higher average outstanding balances during the first nine months of the year of approximately $3.9 million. Additionally, interest expense was negatively impacted by a supplemental fee of $1.5 million paid in September of 2001 in conjunction with Agrilink Foods' credit facility. (See NOTE 5 of the "Notes to Consolidated Financial Statements.") In addition, the decrease was due to $5.3 million of interest expense in fiscal 2001 associated with AgriFrozen, a former subsidiary of the Cooperative.

Tax Provision: The provision for income taxes increased approximately $2.8 million from the prior year as a result of the change in earnings before tax. The Cooperative's effective tax rate is negatively impacted by the non-deductibility of certain amounts of goodwill. The Cooperative's effective tax rate is also impacted by net proceeds distributed to members.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the unaudited "Consolidated Statement of Cash Flows" for the nine months ended March 30, 2002 compared to the nine months ended March 24, 2001.

Net cash used in operating activities increased $11.0 million over the nine months of the prior fiscal year. The increase was the result of variances within accounts payable and other accruals due to the timing of liquidation of outstanding balances. The most significant component of which was the August 2001 payment on the remaining balance of the purchase price for the Northwest inventory of $21.6 million. In addition, the Cooperative has reduced its general repack levels in an effort to manage its inventory position.

Net cash used in investing activities in the first nine months of fiscal 2002 decreased $6.5 million from the first nine months of fiscal 2001. The change was primarily a result of $5.0 million in proceeds received in conjunction with the sale of pickle machinery and equipment in fiscal 2001 offset by a reduction in equipment purchases of $10.4 million. The purchase of property, plant, and equipment was for general operating purposes.

Net cash provided by financing activities increased $2.9 million. This increase was primarily due to a $3.2 million mandatory prepayment associated with the sale of certain pickle machinery and equipment in fiscal 2001.

Borrowings: Under Agrilink Foods' existing credit facility, Agrilink Foods is able to borrow up to $200 million for seasonal working capital purposes under the Revolving Credit Facility. The Revolving Credit Facility may also be utilized in the form of letters of credit.

As of March 30, 2002, (i) cash borrowings outstanding under the Revolving Credit Facility were $75.4 million, (ii) there were $20.6 million in letters of credit outstanding, and (iii) additional availability under the Revolving Credit Facility, after taking into account the amount of borrowings and letters of credit outstanding, was $104.0 million. The Cooperative believes that the cash flow generated by operations and the amounts available under the Revolving Credit Facility provide adequate liquidity to fund working capital needs and capital expenditures.

Certain financing arrangements require that Pro-Fac and Agrilink Foods meet certain financial tests and ratios and comply with certain restrictions and limitations. As of March 30, 2002, Pro-Fac and Agrilink Foods were in compliance with all covenants, restrictions, and limitations under the terms of the credit facility as amended.

The August 2001 amendment to Agrilink Foods' credit facility imposes contingent fees and possible increases in interest rates under the credit facility if Agrilink Foods does not raise equity and deleverage its balance sheet or satisfy specified EBITDA and leverage ratio requirements within certain time frames. To this end, Agrilink Foods engaged a financial advisor to assist it in exploring various alternatives responsive to the amendment, including, among other possibilities, a private placement of a minimum of $100 million of securities. Certain of the alternatives being explored by Agrilink Foods could result in the recognition by Pro-Fac of an impairment charge related to its investment in Agrilink Foods. The amount of any contingent fees that may be imposed under the amendment is also impacted by the EBITDA which Agrilink Foods achieves for its fiscal year ending in June 2002. The Revolving Credit Facility and the Term Loans are scheduled to be renegotiated during the fall of 2003. There can be no assurance that Agrilink Foods will obtain terms at least as favorable as its current bank agreements, and different terms may require the Cooperative to reexamine the cash used for investing and financing activities.

In March 2002, Agrilink Foods entered into an exclusive letter of intent with Vestar Capital Partners related to a capital investment of $175 million, before fees and other expenses. It is contemplated that the investment would be in the form of preferred and common equity interests. The closing of the transaction is subject to the negotiation and execution of definitive agreements, together with other customary conditions of closing.

                          CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on a regular basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to: customer receivables, inventories, self-insurance programs, promotional activities, long-lived assets and retirement benefits.

We believe that the following are considered our more critical estimates and assumptions used in the preparation of our consolidated financial statements, although not inclusive.

Allowance for Doubtful Accounts: Management uses various data and historical information to evaluate the adequacy of the reserve for receivables estimated to be uncollectable as of the consolidated balance sheet date. In most circumstances when we become aware of factors that may indicate a deterioration in a customer's ability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Changes in estimates, developing trends and other new information can have a material effect on future evaluations.

Inventory: Under the FIFO method, the cost of items sold is based upon the cost of the first such items produced. As a result, the last such items produced remain in inventory and the cost of these items are used to reflect ending inventory. The Cooperative prices its inventory at the lower of cost or market value on the first-in, first-out (FIFO) method.

A reserve is established for the estimated aged surplus, spoiled or damaged products, and discontinued inventory items and components. The amount of the reserve is determined by analyzing inventory composition, expected usage, historical and projected sales information, and other factors. Changes in sales volume due to unexpected economic or competitive conditions are among the factors that could result in materially different amounts for this item.

Self-insurance Programs: We record estimates for certain health and welfare and workers' compensation costs that are self-insured programs. Should a greater amount of claims occur compared to what was estimated or costs of medical care increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs could be incurred.

Promotional Activities: Our promotional activities are conducted either through the retail trade channel or directly with consumers and involve in-store displays; feature price discounts on our products; consumer coupons; and similar activities. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management's judgment regarding the volume of promotional offers that will be redeemed by either the retail trade channel or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in management estimate in a subsequent period. However, the likelihood exists of materially different reported results if different assumptions or conditions were to prevail.

Impairment of Long-lived Assets: Impairment losses are recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. We consider historical performance and estimated future results in our evaluation of potential impairment. The future net cash flows are based on management's current estimates and assumptions. Changes in facts or circumstances could result in changes to these estimates and assumptions resulting in a potential material impact to future financial results.

Pensions: Our defined benefit pension plans are accounted for in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions". The most significant elements in determining our pension expense in accordance with SFAS No. 87 are the expected return on plan assets and the discount rate used to discount plan liabilities. Our expected return on plan assets is generally 9.5 percent. Our discount rate assumption is developed based on a hypothetical portfolio of high quality (Aa or better) debt instruments that generate cash flows equal to the projected benefit payments under the plans. Our discount rate on plan liabilities is generally 7.8 percent. We believe that our assumptions are reasonable.

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

Agrilink Foods has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At March 30, 2002, Agrilink Foods had cash flow hedges for the Mexican peso with maturity dates ranging from March 2002 to May 2002. At March 30, 2002, the fair value of the open contracts was an after-tax gain of approximately $0.1 million recorded in accumulated other comprehensive income in shareholder's equity.

Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold within the next 12 months. During the third quarter of fiscal 2002, approximately $0.4 million was reclassified from other comprehensive income to cost of goods sold. For the first nine months of fiscal 2002, approximately $0.8 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

                                                     Foreign Currency
                                                          Forward
                                                   -------------------
Contract amounts                                      9 million Pesos
Weighted average settlement exchange rate                11.1463%

On May 2, 2002, Agrilink Foods entered into foreign currency forward contracts to purchase Mexican pesos that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated sales. The forward contracts hedge approximately 80 percent of Agrilink Foods' planned intercompany sales. The termination date for the agreement is April 2003.

                                                     Foreign Currency
                                                          Forward
                                                   -------------------

Contract amounts                                     134 million Pesos
Weighted average settlement exchange rate                9.762%

Commodity Prices: Agrilink Foods is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, Agrilink Foods entered into a swap agreement on January 8, 2002 designated as a cash flow hedge of its forecasted corrugated purchases. At March 30, 2002, Agrilink Foods had an open swap hedging approximately 65 percent of its planned corrugated requirements. The fair value of the agreement is an after-tax gain of approximately $0.2 million recorded in accumulated other comprehensive income in shareholders' equity. The termination date for the agreement is June 2003.

                                        Corrugated
                                  (Unbleached Kraftliner)
                               -------------------------------
Notional amount                       36,000 short tons
Average paid rate                      $400/short ton
Average receive rate           Floating rate/short ton - $415
Maturities through                        June 2003

Agrilink Foods is also exposed to commodity price risk related to forecasted purchases of polyethylene in its manufacturing process. To mitigate this risk, Agrilink Foods entered into a swap agreement on April 11, 2002 designated as a cash flow hedge of its forecasted polyethylene purchases. The swap hedges approximately 80 percent of its planned polyethylene requirements. The termination date for the agreement is June 2003.

                                        Swap
                                    Polyethylene
                         -------------------------------------
Notional amount                    6,250,000 pounds
Average paid rate                     $.355/pound
Average receive rate     Floating rate with monthly settlement
Maturities through                    June 2003

Interest Rates: Agrilink Foods is exposed to interest rate risk primarily through its borrowing activities. The majority of Agrilink Foods' long-term borrowings are variable rate instruments. In September 2001, Agrilink Foods entered into an interest rate cap agreement with a major financial institution. Agrilink Foods designates this interest rate cap as a cash flow hedge.

The interest rate cap contract is for a period of two years and became effective on October 5, 2001. Approximately 62 percent of the underlying debt is being hedged with this interest rate cap and protects against three-month LIBOR rates exceeding 5 percent.

In return for the cap, Agrilink Foods paid a one-time fee of approximately $0.6 million that is marked to market over the life of the interest rate cap. Changes in the cap's fair value are deferred to other comprehensive income and reclassified to earnings when a hedged transaction occurs.

The following summarizes Agrilink Foods' interest rate cap agreement:

                                            March 30, 2002
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

For the 2001 crop season, dry weather conditions in the Cooperative's New York and Midwest growing regions negatively impacted production costs. Management has initiated pricing actions and cost reduction initiatives in order to fully offset any crop-related production cost increases.

                            MARKET AND INDUSTRY DATA

Unless otherwise stated herein, industry and market share data used throughout this discussion was derived from industry sources believed by the Cooperative to be reliable including information provided by Information Resources, Inc. Such data was obtained or derived from consultants' reports and industry publications. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Cooperative has not independently verified such data and makes no representation to its accuracy.

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

ITEM 2 CHANGES IN SECURITIES

During January 2002, the Cooperative issued shares of its Class A Cumulative Preferred Stock in exchange for shares of its Non-Cumulative Preferred Stock, on a share-for-share basis. Such exchange is exempt from registration under Section 3(a)(9) of the Securities Act of 1933. The date and amount of the exchange is set forth below:

       Date                  Number of Shares           Value of Shares
 -----------------           ----------------           ---------------

 January 27, 2002                  639                      $15,975


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The regional annual membership meetings for the members of Pro-Fac were held as follows:

                Date             Region/District         City/State
          ----------------       ---------------      -------------------
          January 25, 2002        I/1 and I/2         Batavia, New York
          January 30, 2002           II/2             Bath, Illinois
          January 31, 2002           II/2             Eldorado, Illinois
          February 1, 2002            III             Columbus, Nebraska
          February 5, 2002            IV              Wilsonville, Oregon
          February 6, 2002            IV              Mt. Vernon, Washington
          February 8, 2002             V              Americus, Georgia
          February 27, 2002           I/3             Berlin, Pennsylvania
          February 28, 2002          II/1             Holland, Michigan

     (b) Kenneth Mattingly, Paul Roe, Glen Lee Chase, and Bruce Fox were re-elected directors for a three-year term as a result of the elections at the regional meetings held in January and February 2002. The following is a list of the remaining directors whose terms of office continued after the regional meetings.

                 Name                   Term Expires
             ---------------            ------------
             Peter Call                     2003
             Robert DeBadts                 2003
             Steven D. Koinzan              2003
             Allan Overhiser                2003
             Darell D. Sarff                2003
             Tom Croner                     2004
             Dale Burmeister                2004
             Kenneth Dahlstedt              2004


             Following are the voting results from the regional meetings:

                                        Votes Cast For      Votes Cast Against
                                        --------------      ------------------
              Kenneth Mattingly              76                    0
              Paul Roe                       43                    0
              Glen Lee Chase                  7                    0
              Bruce Fox                      70                    0

     (c) As part of the regional annual membership meetings, Pro-Fac members considered proposed amendments to Pro-Fac's restated certificate of incorporation and bylaws. A total of 304 members as of January 25, 2002, were present or represented. A total of 294 votes were cast "for", 6 cast "against", and 4 "abstaining" to the amendments to the bylaws. A total of 295 votes were cast "for", 4 cast "against", and 5 "abstaining" to the amendments to the certificate of incorporation.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                Exhibit Number                                           Description
                --------------        -------------------------------------------------------------------

                     3.1              Restated Certificate of Incorporation of Pro-Fac Cooperative, Inc.

                     3.2              Pro-Fac Cooperative, Inc. bylaws

                    10.1              Agrilink Foods, Inc. Key Executive Severance Plan - A

     (b)  Reports on Form 8-K:

          On January 25, 2002, the Cooperative filed a report on Form 8-K to report fiscal 2002 actual and plan operating results.

          On March 12, 2002, the Cooperative filed a report on Form 8-K to report that Agrilink Foods had entered into an exclusive letter of intent with Vestar Capital Partners.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              PRO-FAC COOPERATIVE, INC.



Date:  May 13, 2002                      BY:/s/   Earl L. Powers
       ------------                         --------------------------------
                                                  EARL L. POWERS
                                                     TREASURER
                                         (On Behalf of the Registrant and as
                                           Principal Financial Officer and
                                             Principal Accounting Officer)