Form 10-K
period 2002-06-29
PRO FAC COOPERATIVE INC
filed 2002-09-26
CIK 202932

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------
                                    Form 10-K
                                  ------------

(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                     For the Fiscal Year Ended June 29, 2002

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

             For the Transition Period from            to
                                            ----------    ---------

                                File No. 0-20539

                            PRO-FAC COOPERATIVE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   New York                                    16-6036816
        (State or other jurisdiction of                      (IRS Employer
        incorporation or organization)                   Identification Number)

 90 Linden Oaks, PO Box 30682, Rochester, NY                  14603-0682
   (Address of Principal Executive Offices)                   (Zip Code)

       Registrant's telephone number, including area code: (585) 383-1850
        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

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

                                    YES X    NO
                                        --      --

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of September 25, 2002
                            Common Stock: $9,696,365

(Based upon par value of shares since there is no market for the Registrant's common stock)

           Number of common shares outstanding at September 25, 2002:
                             Common Stock: 1,939,273



                                  1 of 80 Pages

                   FORM 10-K ANNUAL REPORT - Fiscal Year 2002
                            PRO-FAC COOPERATIVE, INC.
                                TABLE OF CONTENTS

                                             PART I

                                                                                                        PAGE
ITEM 1.   Description of Business
                Cautionary Statement on Forward-Looking Statements..................................      3
                General Development of Business.....................................................      3
                Narrative Description of Business...................................................      6
                Financial Information About Industry Segments.......................................      7
                Packaging and Distribution..........................................................      8
                Trademarks..........................................................................      8
                Raw Material Sources................................................................      8
                Environmental Matters...............................................................      9
                Seasonality of Business.............................................................      9
                Practices Concerning Working Capital................................................      9
                Significant Customers...............................................................      9
                Backlog of Orders...................................................................      9
                Business Subject to Government Contracts............................................      9
                Competitive Conditions..............................................................     10
                Market and Industry Data............................................................     10
                Research and Development............................................................     10
                Employees...........................................................................     10
ITEM  2.  Description of Properties...............................................................       10
ITEM  3.  Legal Proceedings.......................................................................       11
ITEM  4.  Submission of Matters to a Vote of Security Holders.....................................       12

                                             PART II

ITEM  5.  Market for Registrant's Common Stock and Related Security Holder Matters................       13
ITEM  6.  Selected Financial Data.................................................................       14
ITEM  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...       15
ITEM  7A. Quantitative and Qualitative Disclosures About Market Risk..............................       25
ITEM  8.  Financial Statements and Supplementary Data.............................................       27
ITEM  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....       65

                                             PART III

ITEM 10.  Directors and Executive Officers of the Registrant......................................       66
ITEM 11.  Executive Compensation..................................................................       68
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management..........................       70
ITEM 13.  Certain Relationships and Related Transactions..........................................       72

                                             PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................       73
          Signatures..............................................................................       78
          Certification...........................................................................       80

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements made in this Form 10-K and in other filings with the SEC.

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. The factors that could impact the Cooperative include:

  o  the impact of weather on the volume and quality of raw product;

  o the impact of strong competition in the food industry, including competitive pricing;

  o  the impact of changes in consumer demand;

  o the continuation of Agrilink Foods, Inc.'s success in integrating operations (including the realization of anticipated synergies in operations and the timing of any such synergies), success with new product introductions, effectiveness of marketing and shifts in market demand, and the availability of acquisition and alliance opportunities (see General Development of Business below regarding the current relationship with Agrilink Foods, Inc.);

  o  interest rate fluctuations;

  o  the Cooperative's ability to service debt;

  o risks associated with the Cooperative's contractual relationship with Agrilink Foods, Inc., including the possibility of a reduced demand for crops produced by Pro-Fac members, the availability and sufficiency of shortfall payments, and the potential consequences of a termination of that relationship; and

  o the ability of the Cooperative to operate its business using the resources made available under the Transition Services Agreement with Agrilink Foods, Inc., and following the expiration of that agreement.

                         GENERAL DEVELOPMENT OF BUSINESS

Pro-Fac Cooperative, Inc. is an agricultural cooperative corporation formed in 1960 under the Cooperative Corporation Laws of New York to process and market crops grown by its members. Unless the context otherwise requires, the terms "Cooperative" and "Pro-Fac" refer to Pro-Fac Cooperative, Inc. and its subsidiaries. Pro-Fac's Class A Cumulative preferred stock is listed on the Nasdaq National Market system under the stock symbol, "PFACP." Until August 19, 2002, the Cooperative conducted business under the name of "Agrilink."

Pro-Fac crops include fruits (cherries, apples, blueberries, and peaches), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, asparagus, potatoes, turnip roots, and leafy greens), and popcorn. Only growers of crops marketed through Pro-Fac (or associations of such growers) can become members of Pro-Fac; a grower becomes a member of Pro-Fac through the purchase of common stock. Pro-Fac members deliver raw product for sale and processing at the facilities of Agrilink Foods, Inc., a producer and marketer of processed food products and, until consummation of the Transaction (described below - "The Transaction") on August 19, 2002, a wholly-owned subsidiary of Pro-Fac ("Agrilink Foods"). There are approximately 564 Pro-Fac members, consisting of individual growers or associations of growers, located principally in the states of New York, Delaware, Pennsylvania, Illinois, Michigan, Washington, Oregon, Iowa, Nebraska, Florida, and Georgia.

On November 3, 1994, Pro-Fac acquired Agrilink Foods, and upon consummation of that acquisition Pro-Fac and Agrilink Foods entered into a marketing and facilitation agreement (the "Marketing and Facilitation Agreement"), which, until the consummation of the Transaction (see below, "The Transaction"), governed the crop supply and purchase relationship between Pro-Fac and Agrilink Foods. Under the Marketing and Facilitation Agreement, Pro-Fac provided crops and financing to Agrilink Foods, Agrilink Foods provided marketing and management to Pro-Fac, and Pro-Fac shared in the profits and losses of Agrilink Foods. The terms of the

Marketing and Facilitation Agreement provided for the payment by Agrilink Foods to Pro-Fac of the commercial market value or "CMV" for all crops supplied by Pro-Fac. "Commercial Market Value" is the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Under the Marketing and Facilitation Agreement, in any year in which Agrilink Foods had earnings on products processed from crops supplied by Pro-Fac, Agrilink Foods paid to Pro-Fac, as additional patronage income, 90% of those earnings, but only up to 50% of Agrilink Foods' total pre-tax earnings. In years in which Agrilink Foods had losses on products processed from crops supplied by Pro-Fac, the CMV Agrilink Foods would otherwise have paid to Pro-Fac was reduced by 90% of the losses, except that Agrilink Foods' reduction was limited to no more than 50% of all Agrilink Foods pre-tax losses. Agrilink Foods paid Pro-Fac additional patronage income for services Pro-Fac provided, including a long term, stable crop supply, favorable payment terms for crops and the sharing of the risk of losses from certain operations of the business. The Marketing and Facilitation Agreement also required Pro-Fac to reinvest at least 70% of the additional patronage income received back into Agrilink Foods.

Additional patronage income received by Pro-Fac is deductible by Pro-Fac for federal tax purposes only to the extent distributed to its members. Pro-Fac may make this distribution to its members through a combination of cash and retains as long as a minimum of 20 percent of the amount is paid in cash as required by federal income tax law and regulations. Pro-Fac has historically paid its members between 20 percent and 30 percent of additional patronage income in cash and the remaining portion in retains. Funds made available by the distribution of retains to members in lieu of cash have historically been reinvested by Pro-Fac in Agrilink Foods.

The Transaction: On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac, Agrilink Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"):

(i) Pro-Fac contributed to the capital of Agrilink Holdings LLC, a Delaware limited liability company ("Holdings LLC"), all of the shares of Agrilink Foods' common stock owned by Pro-Fac, constituting 100% of the issued and outstanding shares of Agrilink Foods' capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72% common equity ownership; and

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units, Class A common units, and warrants which were immediately exercised to acquire additional Class A common units. After exercising the warrants, Vestar owns 56.24% of the common equity of Holdings LLC. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar/Agrilink Holdings.

The transactions contemplated in and consummated pursuant to the Unit Purchase Agreement, are referred to herein collectively as the "Transaction."

Immediately following Pro-Fac's contribution of its shares of Agrilink Foods' common stock to Holdings LLC, Holdings LLC contributed those shares to Agrilink Holdings Inc. ("Holdings Inc."), a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC, and Agrilink Foods became an indirect, wholly-owned subsidiary of Holdings LLC. As a result of the Transaction, Pro-Fac owns 40.72% and Vestar owns 56.24% of the common equity securities of Holdings LLC. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

Also, as part of the Transaction, Stephen R. Wright, the general manager and secretary of Pro-Fac, together with executive officers of Agrilink Foods and certain other members of Agrilink Foods' management, entered into subscription agreements with Holdings LLC, to acquire (using a combination of cash and promissory notes issued to Holdings LLC) an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04% of the common equity ownership. As of the Closing Date, an additional approximately $0.5 million of Class C common units and Class D common units, representing less than 1% of the common equity ownership remained unissued. The foregoing individuals are also parties to the Securityholders Agreement and the Limited Liability Company Agreement discussed below.

In addition, as part of the Transaction certain amounts owed by Pro-Fac to Agrilink Foods were forgiven. The amounts forgiven were approximately $34.3 million and represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable.

In connection with the Transaction, certain parties to the Transaction, including Pro-Fac and/or Agrilink Foods, entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement. Pro-Fac and Agrilink Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated and, in consideration of such termination, Agrilink Foods will pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply.

(ii) Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Agrilink Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement supersedes and replaces the Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Agrilink Foods' preferred supplier of crops. Agrilink Foods will continue to pay Pro-Fac the Commercial Market Value ("CMV") of crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Marketing and Facilitation Agreement. Agrilink Foods will make payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac will meet with Agrilink Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Agrilink Foods. Unlike the Marketing and Facilitation Agreement, however, the Amended and Restated Marketing and Facilitation Agreement does not permit Agrilink Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits and it does not require Pro-Fac to reinvest in Agrilink Foods any part of Pro-Fac's patronage income.

The Amended and Restated Marketing and Facilitation Agreement provides that Agrilink Foods will continue to provide to Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, for a period of five years from the Closing Date, Agrilink Foods will provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Agrilink Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Agrilink Foods).

Under the Amended and Restated Marketing and Facilitation Agreement, Agrilink Foods determines the amount of crops which Agrilink Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Agrilink Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of Agrilink Foods' needs for each particular crop, then certain shortfall payments will be made by Agrilink Foods to Pro-Fac. The defined crop amounts and targeted percentages are set based upon the needs of Agrilink Foods in the 2001 crop year (fiscal 2002). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20 million over the term of the agreement.

The Amended and Restated Marketing and Facilitation Agreement may be terminated by Agrilink Foods in connection with certain change in control transactions affecting Agrilink Foods or Holdings Inc.; provided, however, that in the event that any such change in control occurs during the first three years after the Closing Date, Agrilink Foods must pay to Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, during the first three years after the Closing Date, Agrilink Foods sells one or more portions of its business, and if the purchaser does not continue to purchase the crops previously purchased by Agrilink Foods with respect to the transferred business, then such failure will be taken into consideration when determining if Agrilink Foods is required to make any shortfall payments to Pro-Fac. After such three-year period, Agrilink Foods may sell portions of its business and the volumes of crop purchases previously made by Agrilink Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

(iii) Transitional Services Agreement. Pro-Fac and Agrilink Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Agrilink Foods will provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Agrilink Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac. Also pursuant to the Transitional Services Agreement, the general manager of Pro-Fac may also be an employee of Agrilink Foods, in which case he will report to the chief executive officer of Agrilink Foods with respect to his duties for Agrilink Foods, and to the Pro-Fac board of directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement will report only to the chief executive officer (or other representative) of Agrilink Foods. Mr. Stephen Wright currently serves as the general manager and secretary of Pro-Fac and as executive vice president - member/investor relations of Agrilink Foods. As an employee of Agrilink Foods, Mr. Wright's salary is paid by Agrilink Foods.

(iv) Credit Agreement. Agrilink Foods and Pro-Fac have entered into a credit agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Agrilink Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Agrilink Foods is prohibited from making such advances under the terms of certain third party indebtedness of Agrilink Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility.

(v) Limited Liability Agreement of Agrilink Holdings LLC. Pro-Fac and Vestar, together with others, including Mr. Stephen R. Wright, the general manager and secretary of Pro-Fac, are parties to a limited liability company agreement dated August 19, 2002 (the "Limited Liability Company Agreement") that contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Agrilink Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC.

Among other things, the Limited Liability Company Agreement provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries, after August 19, 2007 (the date after which no further payments are scheduled to be made under the Termination Agreement) and prior to a sale of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Agrilink Foods to distribute annually to Holdings Inc., and Holdings Inc. to distribute to Holdings LLC, up to $24.8 million of cash flow from operations of Agrilink Foods, to be distributed to the holders of Holdings LLC common units in accordance with the provisions of the Limited Liability Company Agreement. There can be no assurances that Holdings LLC will make any such distribution.

(vi) Securityholders Agreement. Holdings LLC, Pro-Fac and Vestar, together with others, entered into a securityholders agreement dated August 19, 2002 (the "Securityholders Agreement") containing terms and conditions relating to the transfer of membership interests in and the management of Holdings LLC. Among other things, the Securityholders Agreement includes a voting agreement pursuant to which the holders of common units agree to vote their common units and to take any other action necessary to cause the authorized number of members or directors for each of the respective management committees or boards of directors of Holdings LLC, Holdings Inc. and Agrilink Foods to be set at nine and to elect or cause to be elected to the respective management committees or boards of directors of Holdings LLC, Holdings Inc. and Agrilink Foods, five members/directors designated by Vestar, two members/directors designated by Pro-Fac, one member/director who shall be the chief executive officer of Agrilink Foods and one member/director designated by Vestar who shall be independent of Holdings LLC, its subsidiaries' management (including Agrilink Foods) and Vestar.

The foregoing description of agreements is only a summary and reference is made to those agreements, copies of which are filed as exhibits to this Report on Form 10-K or, although included in the exhibit index to this report have been previously filed by Pro-Fac with the SEC. Each statement is qualified in its entirety by such reference.

In addition, in connection with the Transaction, Agrilink Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. Proceeds of the Senior Credit Facility, together with Vestar's $175.0 million investment, were used to repay and terminate Agrilink Foods' indebtedness under its senior credit facility with Harris Bank as administrative agent and Bank of Montreal as syndication agent, and the lenders thereunder (the "Harris Credit Facility"). Pro-Fac was a guarantor under the Harris Credit Facility. Pro-Fac is not a guarantor under the Senior Credit Facility.

As a result of the Transaction, Pro-Fac will no longer report its financial statements on a consolidated basis with that of Agrilink Foods. Subsequent to the Transaction, Pro-Fac will account for its investment in Holdings LLC under the equity method of accounting. Also effective as of the Closing Date, Pro-Fac will no longer conduct business under the name "Agrilink".

                        NARRATIVE DESCRIPTION OF BUSINESS

Following the Transaction Pro-Fac will continue as an agricultural cooperative and a marketer and supplier of crops grown by its members. The Amended and Restated Marketing and Facilitation Agreement resembles the Marketing and Facilitation Agreement that has governed Pro-Fac's and Agrilink Foods' relationship since 1994, in that Pro-Fac continues as Agrilink Foods' preferred supplier of crops. Although Pro-Fac no longer owns 100% of the capital stock of Agrilink Foods as a result of the Transaction, Pro-Fac continues to own an indirect, minority interest, 40.72% of the common equity interests, in Agrilink Foods. Because this Report on Form 10-K is for the fiscal year ended June 29, 2002, and Agrilink Foods was a wholly-owned subsidiary of Pro-Fac for the entire period covered by this report, the "Description of Business" that follows includes a "Description of Business" of Pro-Fac on a consolidated basis with Agrilink Foods.

Prior to August 19, 2002, the Cooperative, through its then wholly-owned subsidiary Agrilink Foods, sold products in three principal categories: (i) "branded" products, which are sold under various trademarks, (ii) "private label" products, which are sold to grocers who in turn use their own brand names on the products and (iii) "food service/industrial" products, which are sold to food service institutions such as restaurants, caterers, bakeries, and schools. In fiscal 2002, approximately 62 percent of the Cooperative's net sales were branded and the remainder divided between private label and food service/industrial. Branded products are listed under the "Trademarks" section of this report. Private label products include canned and frozen vegetables, salad dressings, salsa, fruit fillings and toppings, Southern frozen vegetable specialty products, and frozen breaded and battered products which are sold to customers such as Albertson's, Fleming, Western Family, Wal-Mart/Sam's, Safeway, SuperValu, BJ's, Wegmans, and Winn-Dixie. Food service/industrial products include salad dressings, fruit fillings and toppings, canned and frozen vegetables, frozen Southern specialties, frozen breaded and battered products, and canned and frozen fruit, which are sold to customers such as US Food Service, Gordon Food Service, PYA Monarch, Kraft Foods, ConAgra Foods, Food Service of America, MBM Corporation, and SYSCO.

Agrilink Foods has four primary product lines: vegetables, fruits, snacks, and canned meals. A description of the four primary product lines follows:

Vegetables: The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Additional products include value-added items such as frozen vegetable blends, Southern-specialty products such as black-eyed peas, okra, Southern squash, frozen meal starters with pasta or potatoes and sauce, complete frozen meals in a bag, and frozen soups. Branded products within the vegetable product line include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. In fiscal 2002, ongoing vegetable product line net sales represented approximately 72 percent of Agrilink Foods' total continuing net sales. Within this product line, net sales of approximately 59 percent represented branded products, 16 percent represented private label products and 25 percent represented food service/industrial products.

Fruits: The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. Agrilink Foods is a major supplier of branded and private label fruit fillings to retailers and food service institutions such as restaurants, caterers, bakeries, and schools. In fiscal 2002, fruit product line net sales represented approximately 11 percent of Agrilink Foods' total continuing net sales. Within this product line net sales of approximately 52 percent represented branded products, 19 percent represented private label products, and 29 percent represented food service/industrial products.

On September 5, 2002, Agrilink Foods announced that it had reached an agreement in principle to sell its applesauce business to Knouse Foods. The applesauce is produced at Agrilink Foods' Red Creek, New York and Fennville, Michigan facilities. The sale is expected to result in the closing of the Red Creek facility, but the Michigan plant is expected to continue to operate as a production facility.

Snacks: The snacks product line consists of several varieties of potato chips including regular and kettle fried, as well as cheese curls, snack mixes, and other corn-based snack items. Kettle fried potato chips produce a potato chip that is thicker and crisper than other potato chips. Items within this product line are marketed primarily in the Pacific Northwest, Midwest and Mid-Atlantic states. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop, and Flavor Destinations. In fiscal 2002 snacks net sales represented approximately 9 percent of the Agrilink Foods' total continuing net sales. Within this product line, net sales of approximately 93 percent represented branded products, 4 percent represented private label products, and 3 percent represented food service/industrial products.

Canned Meals: The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Items within this product line are marketed primarily in the Pacific Northwest. Branded products within the canned meal category include Nalley. In fiscal 2002, net sales for canned meals represented approximately 5 percent of the Agrilink Foods' total continuing net sales. Within this product line, net sales of approximately 71 percent represented branded products, 25 percent represented private label products, and 4 percent represented food service/industrial products.

Other: Agrilink Foods' other product line primarily represents salad dressings. Branded products within this category include Bernstein's and Nalley. In fiscal 2002, other net sales represented approximately 3 percent of Agrilink Foods' total continuing net sales.

Subsequent to the Transaction, Pro-Fac will conduct its operations in one category, the marketing of its members' crops, including raw fruits and vegetables.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Prior to August 19, 2002, the date the Transaction was completed, the business of the Cooperative through Agrilink Foods was principally conducted in four industry segments: vegetables, fruits, snacks, and canned meals. The financial statements for the fiscal years ended June 29, 2002, June 30, 2001, and June 24, 2000, which are included in this report, reflect the information relating to those segments for each of the Cooperative's last three fiscal years.

Subsequent to the Transaction, Pro-Fac will conduct its operations in one industry segment - the marketing and supply of its members' crops, including raw fruits and vegetables.

                           PACKAGING AND DISTRIBUTION

The food products produced by Agrilink Foods are distributed to various consumer markets in all 50 states. International sales account for a small portion of Agrilink Foods' activities. Vegetables, fruits, and canned meals are primarily sold through food brokers who sell primarily to supermarket chains and various institutional entities. Snack products are primarily marketed through distributors (some of which are owned and operated by Agrilink Foods) who sell directly to retail outlets in the Midwest, Mid-Atlantic and Pacific Northwest. Customer brand operations encompass the sale of products under private labels to chain stores and under the controlled labels of buying groups. Agrilink Foods has developed central storage and distribution facilities that permit multi-item single shipment to customers in key marketing areas.

Agrilink Foods maintains a multiyear logistic agreement with American President Lines under which APL provides freight management, packaging and labeling services, and distribution support to and from production facilities owned by Agrilink Foods in and around Coloma, Michigan.

Agrilink Foods also maintains a long-term logistics agreement with Americold under which Americold manages Agrilink Foods' Montezuma, Georgia frozen food distribution facility and all frozen food transportation operations of Agrilink Foods in Georgia and New York.

Following the Transaction, the distribution activities of Pro-Fac are limited to the delivery of raw fruits and vegetables to its customers, including Agrilink Foods.

                                   TRADEMARKS

The major brand names under which Agrilink Foods markets its products are trademarks of Agrilink Foods. Such brand names are considered to be of material importance to the business of Agrilink Foods since they have the effect of developing brand identification and maintaining consumer loyalty. There are trademark registrations for substantially all of Agrilink Foods' trademarks. These trademark registrations are of perpetual duration so long as they are periodically renewed. The major brand names utilized by Agrilink Foods follow:

Product Line                                                         Brand Name
------------                                                         ----------
Vegetables                 Birds Eye, Birds Eye Voila(1), Birds Eye Simply Grillin'(1), Birds Eye Hearty
                           Spoonfuls(1), Birds Eye Fresh(1), Freshlike, Veg-All, Brooks, Chill-Ripe, Comstock,
                           Greenwood, McKenzie's, McKenzie's Gold King, Southern Farms, Southland, Nalley,
                           Pixie, Thank You, Silver Floss(2), Krrrrisp Kraut(2)

Fruits                     Birds Eye, Chill-Ripe, Comstock, Globe, McKenzies, Orchard Fresh, Pixie, Southern
                           Farms, Thank You, Squeezle Sauz(1), West Bay, Wilderness, Tropic Isle

Snacks                     Snyder of Berlin, Thunder Crunch, Tim's Cascade Chips, La Restaurante, Erin's,
                           Husman, Naturally Good, Beehive, Pops-Rite, Savoral, Super Pop, Flavor
                           Destinations(1)

Canned Meals               Nalley, Mariners Cove, Riviera

Other                      Bernstein's, Nalley

(1)  Application filed and U.S. federal registration is pending.

(2) Represent trademarks of Great Lakes Kraut Company, LLC. Agrilink Foods owns a 50 percent interest in this joint venture.

                              RAW MATERIAL SOURCES

Of the commodity types supplied by Pro-Fac, approximately 61 percent of Agrilink Foods' raw product needs were supplied by Pro-Fac members in fiscal 2002. Agrilink Foods also purchased on the open market some crops of the same type and quality as those purchased from Pro-Fac. Such open market purchases may occur at prices higher or lower than those paid to Pro-Fac for similar products. See further discussion of Pro-Fac's relationship with Agrilink Foods in NOTES 3 and 16 to the "Notes to Consolidated Financial Statements."

The vegetable and fruit portions of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This situation typically results in depressed selling prices. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather. See further discussion at Other Matters - Short- and Long-Term trends.

Pro-Fac is Agrilink Foods' preferred supplier of raw product under the Amended and Restated Marketing and Facilitation Agreement. Accordingly, it is expected that Agrilink Foods will continue to purchase a substantial portion of its raw product needs from Pro-Fac. As an agricultural cooperative, Pro-Fac's sole source of crops for delivery to Agrilink Foods under the Amended and Restated Marketing and Facilitation Agreement and to other Pro-Fac customers is the Pro-Fac members.

                              ENVIRONMENTAL MATTERS

As part of the Transaction, Pro-Fac has agreed to indemnify Agrilink Foods for certain environmental liabilities exceeding $200,000. This obligation, however, is only triggered once the aggregate of all liabilities subject to indemnification under the Unit Purchase Agreement (including those unrelated to environmental matters) exceeds $10 million. Additionally, the Unit Purchase Agreement requires Pro-Fac to indemnify Agrilink Foods with respect to environmental liabilities associated with Agrilink Foods' Lawton, Michigan facility. Agrilink Foods is, however, responsible for up to $2.5 million of capital expenditures to address environmental compliance issues at the Lawton facility, provided those expenditures are incurred over a three-year period commencing on August 19, 2002.

                            SEASONALITY OF BUSINESS

Historically, from a sales perspective, the Cooperative's business is not highly seasonal, since the demand for products sold through Agrilink Foods is fairly constant throughout the year. Exceptions to this general rule include some products that have higher sales volume in the cool weather months (such as canned and frozen fruits and vegetables, chili, and fruit fillings and toppings), and others that have higher sales volume in the warm weather months (such as potato chips and salad dressings).

The terms of the Amended and Restated Marketing Facilitation Agreement provide that Pro-Fac will continue to receive payments for crops sold to Agrilink Foods on a date or dates that coincide with the time of payment for crops by Pro-Fac to its members. Accordingly, Pro-Fac's profits are not expected to be impacted by the seasonality of its members' planting and harvesting activities.

                      PRACTICES CONCERNING WORKING CAPITAL

Agrilink Foods must maintain substantial inventories throughout the year of products produced from seasonal raw materials. These inventories are generally financed through seasonal borrowings. Agrilink Foods uses its revolving credit facility for seasonal borrowings, the amount of which fluctuates during the year. Both the maintenance of substantial inventories and the practice of seasonal borrowing are common to the food processing industry.

In connection with the Transaction, Pro-Fac and Agrilink entered into the Credit Agreement pursuant to which Agrilink Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million. Pro-Fac is permitted to draw down up to $1.0 million per year under the $5.0 million Credit Facility, unless Agrilink Foods is prohibited from making such advances under the terms of certain third-part indebtedness of Agrilink Foods.

                              SIGNIFICANT CUSTOMERS

Agrilink Foods is not dependent upon the business of a single customer or a few customers. Agrilink Foods does not have any customers to whom sales are made in an amount which equals 10 percent or more of Agrilink Foods' net sales.

Agrilink Foods is currently Pro-Fac's sole customer. Under the Amended and Restated Marketing and Facilitation Agreement, Pro-Fac is Agrilink Foods' preferred supplier of crops. See description of the "Amended and Restated Marketing and Facilitation Agreement" under "General Development of Business."

                                BACKLOG OF ORDERS

Historically, backlog orders have not been significant in the Cooperative's business and they are not expected to be significant in the future operations of the Cooperative's business.

                   BUSINESS SUBJECT TO GOVERNMENTAL CONTRACTS

No material portion of the business of the Cooperative is subject to renegotiation of contracts with, or termination by, any governmental agency.

                             COMPETITIVE CONDITIONS

Pro-Fac is Agrilink Foods' preferred supplier of crops. It is anticipated, however, that the Cooperative will compete with other cooperatives and individual growers for other customers as it expands its activities relating to the marketing and sale of its members' crops. See description of the "Amended and Restated Marketing and Facilitation Agreement" under "General Development of Business."

                            MARKET AND INDUSTRY DATA

Unless otherwise stated in this report, industry and market share data used throughout this Report on Form 10-K were derived from industry sources believed by the Cooperative to be reliable, including information provided by Information Resources, Inc. Such data was obtained or derived from consultants' reports and industry publications. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Cooperative has not independently verified such data and makes no representation to its accuracy.

                            RESEARCH AND DEVELOPMENT

Pro-Fac does not anticipate being involved in any research and development activities.

                                    EMPLOYEES

Prior to the Transaction, the Cooperative, through Agrilink Foods, had approximately 4,000 full-time employees, of whom 2,839 were engaged in production and the balance in management, sales and administration. Agrilink Foods also employed approximately 1,484 seasonal and other part-time employees, almost all of whom were engaged in production during the fiscal year ended June 29, 2002.

Currently, the Cooperative does not have any full-time employees. Pursuant to the Transitional Services Agreement, Agrilink Foods has agreed to provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date, at a level generally consistent with the level of such services provided by Agrilink Foods to Pro-Fac before the Closing Date. Because Pro-Fac currently does not have the capacity to perform these services itself, during this transition period, Pro-Fac will seek to recruit, hire, and train individuals to perform these services following the expiration of the Transitional Services Agreement. Stephen R. Wright, the general manager and secretary of Pro-Fac, is also an employee of Agrilink Foods. As an employee of Agrilink Foods, Mr. Wright's salary is paid by Agrilink Foods.

ITEM 2. DESCRIPTION OF PROPERTIES

Pro-Fac does not currently own or lease any real property. However, under the Transition Services Agreement, Agrilink Foods has agreed to make available to Pro-Fac office space, office equipment and support services for up to five Pro-Fac employees at Agrilink Foods' facility located at 90 Linden Oaks, Rochester, New York. Pro-Fac has agreed to reimburse Agrilink Foods for its incremental out-of-pocket third-party expenses, losses, and liabilities related to these services.

All plants, warehouses, office space and other facilities used by Agrilink Foods are either owned by Agrilink Foods or leased from unaffiliated third parties. The majority of properties owned by Agrilink Foods are subject to mortgages in favor of its primary lender. In general, the properties include offices, processing plants and warehouse space. Some processing plants are located in rural areas that are convenient for the delivery of crops. Agrilink Foods also has dispersed warehouse locations to facilitate the distribution of finished products. Agrilink Foods believes that their facilities are in good condition and suitable for its operations.

Agrilink Foods' Alamo, Texas and Enumclaw, Washington properties are held for sale.

The following table describes all material facilities leased or owned by Agrilink Foods (other than the properties held for sale, certain public warehouses leased by Agrilink Foods from unaffiliated third parties from time to time, and facilities owned by Agrilink Foods' joint venture, Great Lakes Kraut Company, LLC). Except as otherwise noted, each facility set forth below is owned by Agrilink Foods.

                      FACILITIES UTILIZED BY AGRILINK FOODS

Type of Property (By Product Line)                                Location              Square Feet
----------------------------------                                --------              -----------
Vegetables:
----------
Warehouse                                                         Sodus, MI               243,138
Freezing plant, warehouse, dry storage, and office                Barker, NY              123,600
Freezing plant                                                    Bergen, NY              138,554
Cold storage and repackaging plant and public storage warehouse   Brockport, NY           404,410

                      FACILITIES UTILIZED BY AGRILINK FOODS

Type of Property (By Product Line)                                Location              Square Feet
----------------------------------                                --------              -----------
Vegetables (Continued):
----------
Freezing plant, canning plant, and warehouse                      Oakfield, NY           263,410
Freezing plant, cold storage, repackaging plant and office        Montezuma, GA          591,300
Freezing plant, cold storage, and office                          Bridgeville, DE        104,383
Freezing plant and repackaging plant                              Celaya, Mexico         318,620
Freezing plant and distribution center                            Darien, WI             348,800
Freezing plant, repackaging plant and warehouse                   Fairwater, WI          178,298
Repackaging plant and distribution center                         Fulton, NY             263,268
Freezing and canning plant and office                             Green Bay, WI          492,446
Freezing plant and repackaging plant(1)                           Oxnard, CA              39,082
Repackaging plant(1)                                              San Antonio, TX         20,445
Freezing plant and warehouse                                      Uvalde, TX             146,625
Freezing plant, repackaging plant and warehouse                   Watsonville, CA        207,600
Freezing plant, repackaging plant and warehouse                   Waseca, MN             258,475
Labeling plant and distribution center(1)                         Fond du Lac, WI        330,000
Manufacturing plant and warehouse                                 Tacoma, WA             295,468
Warehouse(1)                                                      Waseca, MN              91,400

Fruits:
------
Canning plant and warehouse(2)                                    Red Creek, NY          153,076
Canning plant and warehouse                                       Fennville, MI          350,000
Canning plant and warehouse                                       Lawton, MI             142,000

Snacks:
------
Manufacturing plant                                               Ridgway, IL             50,000
Manufacturing plant, warehouse, distribution center,
  and office(1)                                                   Algona, WA             107,000
Manufacturing plant, warehouse, and office                        Berlin, PA             190,225
Manufacturing plant, warehouse, and office                        Cincinnati, OH         113,576
Distribution center(1)                                            Elwood City, PA          8,000
Distribution center(1)                                            Monessen, PA            10,000
Distribution center(1)                                            Coraopolis, PA          15,000
Distribution center(1)                                            Canal Fulton, OH        14,000
Distribution center(1)                                            Altoona, PA             10,000
Distribution center(1)                                            Ashland, KY             10,760
Distribution center(1)                                            Bristol, TN             11,500
Distribution center(1)                                            Knoxville, TN           12,500
Distribution center(1)                                            Dayton, OH               9,200
Canning plant, warehouse and distribution center                  Tacoma, WA             313,488

Other:
-----
Manufacturing plant, warehouse and office building                Tacoma, WA             372,164
Parking lot and yards(1)                                          Tacoma, WA             305,470
Office Building - Fuller Building(1)                              Tacoma, WA              60,000
Headquarters office(1)                                            Rochester, NY           76,372

(1) Leased from third parties, although certain related equipment is owned by Agrilink Foods.

(2) On September 5, 2002, Agrilink Foods announced that it had reached an agreement in principle to sell its applesauce business to Knouse Foods. The applesauce had been produced in Agrilink's Red Creek, New York and Fennville, Michigan facilities. This sale will result in the closure of the Red Creek facility.

ITEM 3. LEGAL PROCEEDINGS

The Cooperative is party to legal proceedings from time to time in the normal course of its business. In the opinion of management, any liability that might be incurred upon the resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Cooperative's business, financial condition, and results of operations. Further, no such proceedings are known to be contemplated by governmental authorities. The Cooperative maintains general liability insurance coverage in amounts deemed to be adequate by management.

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

The Unit Purchase Agreement contains specific provisions concerning the Blue Line Farms matter and certain other AgriFrozen-related litigation of Agrilink Foods. These provisions address the sharing of defense costs, as well as judgment and settlement costs, between Agrilink Foods and Pro-Fac. On an annual basis, Agrilink Foods has agreed to bear responsibility for the first $300,000 of defense costs. In addition, Agrilink agreed to bear responsibility for one-half of defense costs in excess of $300,000 and for one-half of judgment and settlement costs, subject to an aggregate cap of $3.0 million. Pro-Fac retains sole responsibility for costs associated with certain other AgriFrozen-related litigation matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

However, during July 2002, special meetings of Pro-Fac's members were held to consider and vote upon a proposal to adopt the Unit Purchase Agreement dated as of June 20, 2002, by and among Pro-Fac Cooperative, Inc., Agrilink Foods, Inc., and Vestar/Agrilink Holdings LLC and to approve the transactions contemplated thereby. A total of 547 members of record as of June 20, 2002 were present or represented at the special meeting. A total of 481 votes were cast "for" and 10 were cast "against" the proposal. A total of 56 abstained from voting.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no trading market for the Cooperative's common stock. Only member/growers of the Cooperative can own shares of common stock. As of June 29, 2002, there were 564 members of Pro-Fac holding shares of Pro-Fac Common Stock. In fiscal 2002 and 2001, dividends on Pro-Fac Common Stock were paid at a rate of 5 percent. In March 2002, the Cooperative amended and restated its certificate of incorporation to eliminate its Class B common stock. The Class B common stock had been held by former Pro-Fac members. All shares of Class B common stock were repurchased on July 19, 2001. No dividends were paid on Class B common stock in fiscal 2001 or 2002. Further information required by this item is contained in NOTE 13 to the "Notes to Consolidated Financial Statements," at "Quarterly Financial Data," and at "Selected Financial Data."

During fiscal 2002, the Cooperative issued shares of its Class A Cumulative Preferred Stock in exchange for shares for its Non-cumulative Preferred Stock, on a share-for-share basis. Such exchanges are exempt from registration under section 3(a)(9) of the Securities Act of 1933. The dates and amounts of the exchanges are set forth below:

      Date                      Number of Shares         Value of Shares
----------------                ----------------         ---------------
January 27, 2002                        639                  $ 15,975

April 21, 2002                        1,822                    45,550
                                    -------                  ---------

  Total                               2,461                  $ 61,525
                                    =======                  =========

Pro-Fac was a guarantor under the Harris Credit Facility, which restricted the amount of dividends and other distributions that could be made by Pro-Fac to its stockholders during fiscal 2002 and 2001. Pro-Fac is a guarantor under Agrilink Foods' Senior Subordinated Notes - 11 7/8 Percent (due 2008), which also restrict the amount of dividends and other payments to be made by Pro-Fac to its stockholders. See further discussion at "Liquidity and Capital Resources."

In addition, New York Cooperative Law restricts the amount of annual dividends on common stock to 12 percent per annum.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Capital Stock Data)

                                                                                     Fiscal Year Ended June
                                                                -------------------------------------------------------------
                                                                   2002         2001(a)       2000        1999(b)     1998
                                                                ----------    ----------   -----------   ---------  ---------
Consolidated summary of operations:
Net sales                                                      $1,010,540    $1,177,280    $1,159,656   $1,137,418  $ 681,878
Cost of sales                                                    (795,297)     (956,182)     (919,029)    (928,262)  (546,578)
                                                                ---------     ----------   ----------    ---------  ---------
Gross profit                                                      215,243       221,098       240,627      209,156    135,300
Selling, administrative, and general expenses                    (117,450)     (136,352)     (141,508)    (139,043)   (81,456)
Income from joint venture                                           2,457         1,779         2,418        2,787      1,893
Gain from pension curtailment                                       2,472             0             0            0          0
Gains on sales of assets                                                0             0         6,635       64,734          0
Restructuring                                                      (2,622)            0             0       (5,000)         0
Goodwill impairment charge                                       (179,025)            0             0            0          0
                                                                ---------     ---------    ----------    ---------  ---------
Operating (loss)/income                                           (78,925)       86,525       108,172      132,634     55,737
Interest expense                                                  (66,420)      (85,073)      (83,511)     (67,420)   (30,767)
Amortization of debt issue costs associated
 with the bridge facility                                               0             0             0       (5,500)         0
                                                                ---------     ---------    ----------    ---------  ---------
Pretax (loss)/income before extraordinary item, dividends,
  and allocation of net proceeds                                 (145,345)        1,452        24,661       59,714     24,970
Tax benefit/(provision)                                            28,561          (968)       (8,497)     (24,746)    (7,840)
                                                                ---------     ----------   ----------    ---------  ---------
(Loss)/income before extraordinary item, dividends
  and allocation of net proceeds                                 (116,784)          484        16,164       34,968     17,130

Extraordinary item relating to the early extinguishment
  of debt (net of income taxes)                                         0             0             0      (18,024)         0
                                                                ---------     ---------    ----------    ---------  ---------
Net (loss)/income                                               $(116,784)    $     484    $   16,164    $  16,944  $  17,130
                                                                =========     =========    ==========    =========  =========
Allocation of Net Proceeds:
--------------------------
   Net (loss)/income                                            $(116,784)    $     484    $   16,164    $  16,944  $  17,130
   Dividends on Class A common and preferred stock(c)              (8,370)       (8,123)       (7,410)      (6,734)    (6,328)
                                                                ---------     ----------   ----------    ---------  ---------
   Net (deficit)/proceeds                                        (125,154)       (7,639)        8,754       10,210     10,802
   Allocation from/(to) earned surplus                            133,622         7,639        (3,832)     (10,210)    (4,662)
                                                                ---------     ---------    ----------    ---------  ---------
   Net proceeds available to Class A members                    $   8,468     $       0    $    4,922    $       0  $   6,140
                                                                =========     =========    ==========    =========  =========
Allocation of net proceeds available to Class A members:
-------------------------------------------------------
   Payable to Class A members currently (25% of qualified
     proceeds available to Class A members in fiscal 2002
     and 1998  and 30% in fiscal 2000)                          $   2,117     $       0    $    1,477    $       0  $   1,535

Allocated to Class A members but retained by the Cooperative:
------------------------------------------------------------
   Qualified retains                                                6,351             0         3,445            0      4,605
                                                                ---------     ---------    ----------    ---------  ---------
   Net proceeds available to Class A members                    $   8,468     $       0    $    4,922    $       0  $   6,140
                                                                =========     =========    ==========    =========  =========
   CMV related to Class A members                               $  71,733     $  69,013    $   69,623    $  62,154  $  58,530
                                                                =========     =========    ==========    =========  =========
   CMV related to Class B members                                     N/A     $   9,423    $   14,060          N/A        N/A
   Total net proceeds allocated to Class A members
     as a percent of CMV(d)                                          11.8%         0.00%         7.07%        0.00%     10.51%
                                                                =========     =========    ==========    =========  =========
   Total net proceeds allocated to Class B members
     as a percent of CMV(e)                                           N/A          0.00%         0.00%         N/A        N/A
                                                                =========     =========    ==========    =========  =========

Balance Sheet Data:
------------------
   Working capital                                              $ 272,042     $  235,334   $  260,481    $  237,331 $  94,103
   Total assets                                                 $ 836,175     $1,069,645   $1,187,266    $1,196,479 $ 569,240
   Class A common stock                                         $  10,193     $   11,287   $   10,665    $    9,979 $   9,129
   Class B cumulative redeemable Preferred                      $     206     $      239   $      237    $      261 $     270
   Shareholders' and members' capitalization,
     redeemable stock, and common stock                         $  24,505     $  153,315   $  159,843    $  152,111 $ 141,369
   Long-term debt and senior subordinated notes
     (excludes current portion)                                 $ 623,057     $  631,128   $  679,205    $  702,322 $ 229,937
Capital Stock Data
   Cash dividends paid per share:
     Class A Common                                             $     .25     $      .25   $      .25    $      .25 $     .25
     Non-Cumulative Preferred                                   $    1.50     $     1.50   $     1.50    $     1.50 $    1.50
     Class A Cumulative Preferred                               $    1.72     $     1.72   $     1.72    $     1.72 $    1.72
     Class B Cumulative Preferred                               $    1.00     $     1.00   $     1.00    $     1.00 $    1.00
   Average Class A common stock investment per Class A member   $  18,072     $   18,688   $   17,037    $   15,471 $  14,399
Number of Class A Common Stock members:                               564            604          626           645       634
Number of Class B Common Stock members(f)                               0            153          150             0         0

(a) See NOTE 3 to "Notes to Consolidated Financial Statements." Information includes the activities of AgriFrozen until February 15, 2001. In addition, fiscal 2001 consists of 53 weeks.
(b) Includes nine months of operating results from the September 28, 1998 acquisition of the frozen and canned vegetables business of Dean Foods Vegetable Company.
(c) On March 28, 2002, Pro-Fac amended and restated its certificate of incorporation to eliminate its Class B common stock, and to rename its Class A common stock "common stock" and its Class A members "common members."
(d) Payment to Class A members for CMV was 100 percent of deliveries in fiscal 2001 and 1999.
(e) Payment to Class B members for CMV was 63.50 percent in fiscal 2001 and
    89.16 percent of deliveries in fiscal 2000.
(f) On July 19, 2001, Pro-Fac repurchased all Class B common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations from fiscal 2000 through fiscal 2002. The consolidated operations during fiscal 2000 through fiscal 2002 included the operations of Pro-Fac Cooperative's former wholly-owned subsidiaries, Agrilink Foods and AgriFrozen. Subsequent to the Transaction, Pro-Fac Cooperative will no longer report its financial statements on a consolidated basis with those of Agrilink Foods and, thus, will change its analysis of results of operations accordingly.

Agrilink Foods has four primary product lines: vegetables, fruits, snacks, and canned meals. AgriFrozen had vegetables as its primary product lines. The majority of each of the product lines' net sales is within the United States. In addition, all of Agrilink Foods' operating facilities, excluding one in Mexico, are within the United States.

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop, and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The other product line primarily represents salad dressings. Brand products within this category include Bernstein's, and Nalley.

The following tables illustrate the Cooperative's consolidated results of operations by product line for the fiscal years ended June 29, 2002, June 30, 2001, and June 24, 2000, and the Cooperative's consolidated total assets by product line at June 29, 2002, June 30, 2001, and June 24, 2000.

Net Sales
(Dollars in Millions)

                                                                        Fiscal Years Ended
                                         -----------------------------------------------------------------------------------
                                                June 29,                     June 30,                       June 24,
                                                  2002                         2001                           2000
                                         --------------------          ---------------------          ----------------------
                                                        % of                           % of                            % of
                                             $          Total               $          Total             $             Total
                                         --------       -----          ---------       -----          -------          -------

Vegetables                                  727.9         72.0             839.4         71.3            724.0          62.4
Fruits                                      111.4         11.0             117.7          9.9            112.8           9.7
Snacks                                       88.1          8.7              89.4          7.6             83.3           7.2
Canned meals                                 46.0          4.6              51.6          4.4             49.9           4.3
Other                                        37.1          3.7              43.2          3.7             48.5           4.2
                                         --------       ------         ---------       ------         --------       -------
   Continuing segments                    1,010.5        100.0           1,141.3         96.9          1,018.5          87.8
Businesses sold or closed(1)                  0.0          0.0              35.9          3.1            141.2          12.2
                                         --------       ------         ---------       ------         --------       -------
     Total                                1,010.5        100.0           1,177.2        100.0          1,159.7         100.0
                                         ========       ======         =========       ======          =======      ========

(1) Includes net sales of operations sold or no longer part of the Cooperative. See NOTE 4 to the "Notes to Consolidated Financial Statements."

Operating Income(1),(2)
(Dollars in Millions)

                                                                        Fiscal Years Ended
                                         -----------------------------------------------------------------------------------
                                                June 29,                     June 30,                       June 24,
                                                  2002                         2001                           2000
                                         --------------------          ---------------------          ----------------------
                                                        % of                           % of                            % of
                                             $          Total               $          Total             $             Total
                                         --------       -----          ---------       -----          -------          -------
Vegetables                                67.2            67.0           54.7            63.3          64.4            63.5
Fruits                                    17.8            17.7           12.4            14.3          14.9            14.7
Snacks                                     6.6             6.6            5.6             6.5           6.7             6.6
Canned meals                               5.2             5.2            6.6             7.6           6.7             6.6
Other                                      3.5             3.5            1.9             2.2           4.6             4.5
                                         -----          ------         ------          ------         -----          ------
   Continuing segments                   100.3           100.0           81.2            93.9          97.3            95.9
Businesses sold or closed(3)               0.0             0.0            5.3             6.1           4.2             4.1
                                         -----          ------         ------          ------         -----          ------
     Total(4)                            100.3           100.0           86.5           100.0         101.5           100.0
                                         =====          ======         ======          ======         =====          ======

(1) Excludes the goodwill impairment charge described below, restructuring, gain from pension curtailment, and gains on sales of assets. See NOTES 1, 2, 4, and 11 to the "Notes to Consolidated Financial Statements."

(2) In accordance with Statement of Financial Accounting Standard No. 142 ("SFAS No. 142,") goodwill is no longer amortized. Amortization associated with the change resulting from the implementation of SFAS No. 142 in the vegetables, fruits, snacks, canned meals, and other product lines for fiscal 2001 was $6.9 million, $0.1 million, $0.4 million, $0.7 million, and $0.7 million, respectively, and for fiscal 2000, $5.2 million, $0.1 million, $0.6 million, $0.7 million, and $0.7 million, respectively. In fiscal 2002, the Cooperative recognized a non-cash goodwill impairment charge of approximately $179.0 million ($137.5 million net of tax), See NOTE 2 to the "Notes to Consolidated Financial Statements."

(3) Represents the operating results of operations sold or no longer part of the Cooperative. See NOTE 4 to the "Notes to Consolidated Financial Statements."

(4) Operating income less interest expense of $66.4 million, $85.1 million, and $83.5 million, for the years ended June 29, 2002, June 30, 2001, and June 24, 2000, respectively, results in pretax income before dividends and allocation of net proceeds. Management does not allocate interest expense to product lines when evaluating product line performance.

EBITDA(1),(2)

(Dollars in Millions)

                                                                        Fiscal Years Ended
                                         -----------------------------------------------------------------------------------
                                                June 29,                     June 30,                       June 24,
                                                  2002                         2001                           2000
                                         --------------------          ---------------------          ----------------------
                                                        % of                           % of                           % of
                                           $            Total              $           Total             $            Total
                                         -----          -----          ------          -----          -----           -----
Vegetables                                90.9           68.8            84.6           65.9           92.5            64.8
Fruits                                    21.7           16.4            15.4           12.0           17.0            11.9
Snacks                                     8.9            6.7             9.4            7.3            9.8             6.9
Canned meals                               6.2            4.7             8.1            6.3            8.6             6.0
Other                                      4.5            3.4             4.3            3.4            6.5             4.5
                                         -----          -----          ------          -----          -----          ------
   Continuing segments                   132.2          100.0           121.8           94.9          134.4            94.1
Businesses sold or closed(3)               0.0            0.0             6.5            5.1            8.5             5.9
                                         -----          -----          ------          -----          -----          ------
     Total                               132.2          100.0           128.3          100.0          142.9           100.0
                                         =====          =====          ======          =====          =====          ======

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

    EBITDA is included herein because the Cooperative believes EBITDA is a financial indicator of liquidity and ability to service debt. EBITDA as calculated by the Cooperative may not be comparable to calculations as presented by other companies.

(2) Excludes the goodwill impairment charge referred to above, restructuring, gain from pension curtailment, and gains on sales of assets. See NOTES 1, 2, 4, and 11 to the "Notes to Consolidated Financial Statements."

(3) Represents the operating results of operations sold or no longer part of the Cooperative. See NOTE 4 to the "Notes to Consolidated Financial Statements."

Total Assets
(Dollars in Millions)

                                                                       As of Fiscal Years Ended
                                          ----------------------------------------------------------------------------------
                                               June 29, 2002                 June 30, 2001                  June 24, 2000
                                          --------------------          ---------------------          ---------------------
                                                         % of                           % of                            % of
                                             $           Total              $           Total             $             Total
                                            -----        -----             ------       -----            ------         -----

Vegetables                                  649.2        77.6               848.1         79.3             867.1        73.0
Fruits                                       74.8         8.9                71.9          6.7              79.4         6.7
Snacks                                       40.5         4.8                47.0          4.4              43.5         3.7
Canned Meals                                 25.6         3.1                45.3          4.2              45.7         3.8
Other                                        42.1         5.1                57.2          5.3              52.2         4.4
                                        ---------        ----           ---------       ------         ---------      ------
   Continuing segments                      833.2        99.5             1,069.5         99.9           1,087.9        91.6
Businesses sold or closed(1)                  0.0         0.0                 0.0          0.0              99.1         8.4
Assets held for sale                          3.9         0.5                 0.1          0.1               0.3         0.0
                                        ---------        ----           ---------       ------         ---------      ------
   Total                                    836.1       100.0             1,069.6        100.0           1,187.3       100.0
                                        =========       =====           =========       ======         =========      ======

(1) Includes the assets of operations sold or no longer part of the Cooperative. See NOTE 4 to the "Notes to Consolidated Financial Statements."

                     CHANGES FROM FISCAL 2001 TO FISCAL 2002

During fiscal 2002, net sales from continuing segments declined $130.8 million or 11.5 percent. Approximately $47.3 million of the net sales decrease was attributable to one-time events in fiscal 2001, including $21.1 million of net sales associated with the termination of a Midwest co-pack canned vegetable contract that has been discontinued and $26.2 million of net sales associated with the one-time sales of inventory purchased from CoBank, the secured lender to PF Acquisition II, Inc. ("the Northwest Inventory Purchase"). PF Acquisition II, Inc. was a subsidiary in which Pro-Fac had a controlling interest until February 15, 2001. In addition, during fiscal 2002, Agrilink Foods completed a review of its non-branded vegetable customers, choosing to exit several unprofitable or low margin relationships. As a result of these decisions, net sales on non-branded vegetables declined in fiscal 2002 approximately $25.0 million.

Adjusting for the three factors discussed above, fiscal 2002 net sales declined $58.5 million or 5.1 percent from fiscal 2001. Approximately $35.4 million of this decline occurred within branded frozen vegetables. Category declines within the home meal replacement segment resulted in a reduction in sales within Agrilink Foods' Birds Eye Voila! product line of approximately $20.3 million, while the core Birds Eye product lines experienced a modest decline of $3.1 million. For the 52-week period ending June 23, 2002, however, Agrilink Foods maintained overall frozen vegetable market share of approximately 31.8 percent, consistent with a market share of 31.9 percent in the prior year. Agrilink Foods' overall market share includes branded retail unit sales, as reported by Information Resources, Inc. ("IRI"), and Agrilink Foods' management estimate of private label share based upon factory shipments. (The frozen vegetable database as reported by IRI was restated by IRI during fiscal 2002 to more accurately depict the overall segment. This restatement has not materially effected the category or share information; however, it has required a restatement of prior year market information).

Comparability of fiscal 2002 net income is difficult as fiscal 2002 was significantly impacted by several events, including:

(a) restructuring activities and the related charge associated with a 7 percent reduction in Agrilink Foods' national workforce. These restructuring efforts were part of an ongoing effort to achieve low-cost operations and included both salaried and hourly positions;

(b) Agrilink Foods' decision to freeze benefits under its Master Salaried Retirement Plan and the resulting $2.5 million curtailment gain associated with this decision. This action was also part of an ongoing effort to reduce costs;

(c) a significant reduction in interest expense associated with general interest rate reductions; and

(d) the recognition of a non-cash goodwill impairment charge under SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement requires that goodwill not be amortized, but instead be tested at least annually for impairment. See NOTE 2 to the "Notes to Consolidated Financial Statements."

Comparability of net income is, therefore, difficult. Accordingly, management believes, to fully evaluate results, an evaluation of EBITDA from continuing segments is more appropriate as it allows the operations of the business to be reviewed in a more comparable manner. EBITDA from continuing segments increased $10.4 million or 8.5 percent from the prior year.

The improvement in EBITDA was the result of significant efforts made throughout the year to improve profitability, including pricing actions, reductions in manufacturing costs, and a reduction in fixed costs. In addition, the improvement in EBITDA was achieved despite an increase in warehousing costs due to an increase in inventory levels and a one-time expense associated with an arbitrated contract settlement with Dean Pickle and Specialty Products Company ("Dean Pickle"). As part of the June 2000 sale of Agrilink Foods' pickle business to Dean Pickle, the parties entered into an agreement whereby Agrilink Foods agreed to contract pack products for a period of two years. Fiscal 2002 was the second and final year of the contract. Agrilink Foods and Dean Pickle disagreed on how pricing for fiscal 2002 was to be established for that year. The arbitrated settlement required the recording of a $1.7 million charge in the third quarter to resolve all disputes regarding the pricing of product packed during fiscal 2002.

A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows:

Vegetable net sales decreased $111.5 million or 13.3 percent. Adjusting for the one time benefits associated with: (a) the Northwest Inventory Purchase, (b) the termination of the Midwest canned vegetable co-pack contract, and (c) the non-branded vegetable customer rationalization discussed above, vegetable net sales decreased $39.2 million or 4.7 percent.

Within the branded business, net sales for the Birds Eye Voila! product line decreased $20.3 million over the prior year primarily as a result of declines in the home meal replacement category. Birds Eye Voila!, however, remains the leading brand with 26.5 percent of the home meal replacement category. (The home meal replacement category as reported by IRI was restated by IRI during fiscal 2002. This restatement has not materially affected the category or share information, however, it has required a restatement of prior year marketing information).

Net sales for Birds Eye branded vegetables declined a modest $3.1 million over the prior year as a result of a decline in the category. Birds Eye unit share, however, as reported by Information Resources, Inc., increased 0.3 points for the 52-week period ending June 23, 2002. For that same time period, the total frozen vegetable category reflected a decline in retail unit sales of 6 percent.

Further, net sales declines of $15.8 million were experienced in Agrilink Foods' regional branded product lines due to competitive pressures.

Excluding sales associated with the Northwest Inventory Purchase and the termination of the Midwest canned vegetable co-pack contract, non-branded vegetable net sales declined $25.0 million in fiscal 2002. The decline is primarily attributable to eliminating relationships with several low margin customers.

In spite of the net sales declines, vegetable EBITDA increased $6.3 million or
7.4 percent. This significant positive growth was the result of numerous actions taken throughout the year to improve earnings. These actions included: (a) pricing increases in both the branded and non-branded businesses, (b) reductions in production costs resulting from workforce reductions, an improved harvest and further manufacturing efficiencies and (c) company wide efforts to reduce spending.

Net sales for the fruit product line decreased $6.3 million or 5.4 percent, while EBITDA improved by $6.3 million or 40.9 percent. The increase in EBITDA was driven by improved pricing and decreases in production costs. The decline in net sales is a result of eliminating relationships with several low-margin customers.

Net sales for the snack product line decreased $1.3 million or 1.5 percent from fiscal 2001. An increase in sales in the potato chip businesses were offset by continued declines in the popcorn business. EBITDA for the snack product line decreased $0.5 million, or 5.3 percent. The popcorn business continues to be negatively impacted by both competitive pressures and product mix. In addition, EBITDA of the potato chip category was negatively affected in the first half of fiscal 2002 by costs associated with expansion into new markets and additional manufacturing costs associated with the transition of Tim's Cascade Style Potato Chips to a larger facility. These transition efforts have now been completed.

Net sales for the canned meal business decreased $5.6 million or 10.9 percent. EBITDA for the canned meal business decreased $1.9 million or 23.5 percent. The regions in which the canned meal businesses market their products experienced a very mild winter this year. This mild weather (which tends to cause consumers to purchase less) had a negative impact on the overall prepared chili meal category.

Net sales of the other product line, primarily represented by salad dressings, decreased $6.1 million, or 14.1 percent while EBITDA increased $0.2 million or
4.7 percent from fiscal 2001. The majority of the net sales decline was associated with the loss of a low margin food service customer. In addition, net sales declined due to competitive activity in the dressing category including the actions of one competitor that has discontinued its entire line. While this action negatively impacted fiscal 2002 sales, it is expected to create distribution opportunities and positively impact salad dressing performance in the future.

Operating Income: Operating income from continuing segments, excluding the approximate $8.8 million reduction in amortization expense resulting from the adoption of SFAS No. 142 (see NOTE 2 to the "Notes to Consolidated Financial Statements") increased from $90.0 million in fiscal 2001 to $100.3 million in fiscal 2002. This represents an increase of $10.3 million or 11.4 percent. Increases in operating income within vegetables, fruits, snacks, and other were $5.6 million, $5.3 million, $0.6 million, and $0.9 million, respectively. Operating income for canned meals declined $2.1 million. Significant variances are highlighted above in the discussion of EBITDA and net sales.

Selling, Administrative, and General Expenses: Selling, administrative, and general expenses decreased $18.9 million or 13.9 percent as compared with fiscal 2001. The decrease is primarily attributable to an $8.8 million reduction in amortization expense resulting from the adoption of SFAS No. 142. Further, a reduction in fixed expenses of approximately $5.3 million was primarily associated with both the restructuring actions implemented in the second quarter of fiscal 2002 and general company-wide reductions in spending. In addition, $3.2 million of expenses in fiscal 2001 were associated with AgriFrozen, which was no longer a subsidiary of the Cooperative in fiscal 2002.

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Agrilink Foods and Flanagan Brothers, Inc. There has been no significant change in the operations of the joint venture in fiscal 2002 compared to fiscal 2001. See further discussion at NOTE 6 to the "Notes to Consolidated Financial Statements."

Gain from Pension Curtailment: During September 2001, Agrilink Foods made the decision to freeze benefits provided under its Master Salaried Retirement Plan. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain.

Restructuring: On June 23, 2000 Agrilink Foods sold its pickle business to Dean Pickle and Specialty Product Company. As part of the transaction, Agrilink Foods agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, Agrilink Foods initiated restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. Of this charge, $0.1 million has been paid as of June 29, 2002, and the remaining termination benefits are expected to be paid by Agrilink Foods by September 30, 2002.

In addition, on October 12, 2001, Agrilink Foods announced a reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions are part of an ongoing focus on low-cost operations, and included both operational and administrative personnel. In conjunction with the reductions, Agrilink Foods recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. The entire $1.6 million charge had been paid as of June 29, 2002.

Goodwill Impairment Charge: In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Effective July 1, 2001, Pro-Fac and Agrilink Foods adopted SFAS No. 142, which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when the carrying amount of a reporting unit exceeds its implied fair value.

During the fiscal quarter ended June 29, 2002, Pro-Fac and Agrilink Foods identified certain indicators of possible impairment of their goodwill. The main indicators of impairment included the recent deterioration of general economic conditions, lower valuations resulting from current market declines, modest category declines in segments in which Agrilink Foods operates, and the completion of the terms of the Transaction. These factors indicated an erosion in the market value of Pro-Fac and Agrilink Foods since the adoption of SFAS No. 142.

Accordingly, in the fourth quarter of fiscal 2002, Pro-Fac and Agrilink Foods recorded a one-time, pretax, non-cash charge of approximately $179.0 million to reduce the carrying value of its goodwill. The tax benefit associated with this non-cash charge was approximately $41.5 million. Accordingly, the net-of-tax charge was approximately $137.5 million. See NOTE 2 to the "Notes to Consolidated Financial Statements" for additional information.

Interest Expense: Interest expense decreased $18.7 million to $66.4 million in fiscal 2002 from $85.1 million in fiscal 2001. The decrease is the result of a decrease in the weighted average interest rate of 1.78 percent resulting from general interest rate reductions, and lower average outstanding balances during fiscal 2002 of approximately $3.3 million. Interest expense was, however, negatively impacted by a supplemental fee of $1.5 million paid in September of 2001 in conjunction with Agrilink Foods' previous credit facility with Harris Trust and Savings Bank. (See NOTE 9 to the "Notes to Consolidated Financial Statements.") In addition, the decrease was due to $5.3 million of interest expense in fiscal 2001 in association with AgriFrozen, which was no longer a subsidiary of the Cooperative in fiscal 2002.

Tax Benefit/(Provision): During fiscal 2002, the Cooperative had a tax benefit of $28.6 million compared to a $1.0 million tax provision in fiscal 2001. The tax benefit primarily resulted from a $41.5 million benefit associated with the non-cash impairment charge. Further, in fiscal 2002, an additional valuation allowance of $8.6 million was recorded for state net operating losses and credits which negatively impacted the Cooperative's effective tax rate. The Cooperative's effective tax rate is also impacted by net proceeds distributed to members. A further discussion of tax matters is included at NOTE 10 to the "Notes to Consolidated Financial Statements."

                     CHANGES FROM FISCAL 2000 TO FISCAL 2001

During fiscal 2001, net sales from continuing segments showed an increase of $122.8 million, or 12.1 percent. Approximately $75.1 million of the net sales improvement was attributable to an increase in frozen vegetable net sales, and an additional $49.5 million was associated with various co-pack agreements. The Cooperative's overall market share, for the 52-week period ending June 24, 2001, approximated 31.9 percent and represented an improvement of 0.9 percent over the prior year. (The frozen vegetable database as reported by IRI was restated by IRI during fiscal 2002 to more accurately depict the overall segment. This restatement has not materially effected the category or share information, however, it has required a restatement of prior year market information). The Cooperative's overall market share includes branded retail unit sales, as reported by Information Resources, Inc., and management's estimate of the Cooperative's private label share based upon factory shipments.

Excluding the gain on sales of assets (net of tax), net income from continuing segments decreased $11.4 million from fiscal 2000. While the Cooperative benefited from a significant improvement in net sales, it also experienced a significant increase in its manufacturing costs. Increased manufacturing costs were primarily associated with significantly higher freight and utility costs throughout the nation and lower than anticipated crop intake in the eastern part of the country. To mitigate the increase in manufacturing costs, management focused efforts on controlling warehousing expenses, increased branded pricing, acquired lower cost inventory as part of the Northwest Inventory Purchase, and initiated reductions in selling, administrative, and general expenses. In the administrative category, management actions included reductions in certain marketing programs and various employee incentive programs.

Management also utilizes an evaluation of EBITDA from continuing segments as a measure of performance. Management believes that, to fairly evaluate results, an evaluation of EBITDA from continuing segments is more appropriate as it allows the operations of the business to be reviewed in a more comparable manner. Excluding businesses sold or no longer part of the Cooperative, EBITDA from continuing segments decreased $12.6 million, or 9.4 percent, to $121.8 million in fiscal 2001 from $134.4 million in fiscal 2000. A detailed accounting of the significant reasons for changes in net sales and EBITDA by product line follows.

Vegetable net sales increased $115.4 million or 15.9 percent. Significant components associated with this growth include: (a) an improvement in net sales within the brand business of approximately $38.5 million; and (b) increases in net sales within the nonbranded business of approximately $76.9 million.

Within the branded businesses, the increase in Birds Eye frozen vegetables net sales accounted for approximately $32.3 million of the $38.5 million increase. Of the Birds Eye increase, $17.7 million was a result of volume improvements and $14.6 million was due to pricing initiatives announced in the second half of fiscal 2001. For the 52-week period ending June 24, 2001, the total frozen vegetable category retail unit sales, as reported by Information Resources, Inc., were down slightly, 3.1 percent, while the Birds Eye brand retail unit sales for the same time period increased 1.9 percent. Unit sales of the Cooperative's largest competitor, as reported by Information Resources, Inc., decreased 9.1 percent during this same time period. Net sales for the Birds Eye Voila! product line increased $0.5 million over the prior year, while Voila! remained the leading brand with 28.8 percent of the home meal replacement category. (The home meal database as reported by IRI was restated by IRI during fiscal 2002 to better meet the needs of management. This restatement has not materially effected the category or share information, however, it has required a restatement of prior year market information).

In addition, in the fourth quarter of fiscal 2001, Agrilink Foods initiated a national launch of its new product, Birds Eye Simply Grillin'. Birds Eye Simply Grillin' is a preseasoned blend of top quality grilled Birds Eye vegetables in a foil tray. Net sales associated with this new product were $7.7 million. Marketing and promotional spending incurred with this introduction amounted to $5.9 million.

Agrilink Foods' non-branded vegetable business experienced volume increases in private label and food service frozen vegetables which accounted for $28.7 million of net sales growth. The $28.7 million of net sales growth resulted from the following: (a) increases in Agrilink Foods' recurring private label and food service business of $22.0 million; (b) net sales increases of $26.2 million associated with the Northwest inventory purchase; (c) offset by reductions of $19.5 million associated with the conversion of a major club store customer from a private label to brand product line.

Further, two co-pack agreements for canned vegetables in the Midwest and for pickles in the Northwest accounted for an additional $49.5 million of the nonbranded net sales increase. While co-pack agreements typically yield lower margins than Agrilink Foods' other product lines, they provide for greater utilization of manufacturing facilities.

Although vegetables experienced a significant increase in net sales, EBITDA declined $7.9 million. The reduction in EBITDA was primarily driven by increased manufacturing costs along with marketing and promotional spending associated with the launch of Birds Eye Simply Grillin'.

Net sales for the fruit product line increased $4.9 million, or 4.3 percent, while EBITDA decreased $1.6 million, or 9.4 percent. The net sales improvement was led by increases in private label net sales of $4.7 million and additional co-pack agreements resulting in net sales increases of $1.8 million. Modest net sales declines were highlighted in all other categories. Increased manufacturing costs and continued competitive pressures within the applesauce category, however, negatively impacted EBITDA.

Net sales for the snack product line increased $6.1 million, or 7.3 percent. Improvements in net sales within the potato chip category increased $7.3 million, while the popcorn product line decreased $1.2 million. The increases within the potato chip category were associated with geographic expansion. The improvements in EBITDA associated with growth in the potato chip category amounted to $1.4 million, while declines in the popcorn category negatively impacted EBITDA by approximately $1.8 million. The popcorn category continues to be negatively impacted by competitive pressures and changes in product mix.

Net sales for canned meals increased $1.7 million, or 3.4 percent, while EBITDA decreased $0.5 million, or 5.8 percent. EBITDA decreased as a result of changes in product mix and increased manufacturing costs associated with raw ingredients, including beef and utility increases experienced in the Northwest. All of Agrilink Foods' canned meal products are produced at the Agrilink Foods' Tacoma, Washington location.

The other product line net sales, primarily represented by salad dressings, decreased $5.3 million, or 10.9 percent, while EBITDA decreased $2.2 million, or
33.8 percent. The majority of the net sales decline was associated with the loss of a private label customer. The reduction in EBITDA was associated with both the decline in unit volume associated with reductions in private label volume and increases in manufacturing costs associated with packaging ingredients and utility increases experienced in the Northwest. All of Agrilink Foods' dressing products are produced at Agrilink Foods' Tacoma, Washington location.

Operating Income: Operating income from continuing segments decreased from $97.3 million in fiscal 2000 to $81.2 million in fiscal 2001. This represents a decrease of $16.1 million or 16.5 percent. Declines in operating income within vegetable, fruit, snacks, canned meals, and all other product lines were $9.7 million, $2.5 million, $1.1 million, $0.1 million, and $2.7 million, respectively. Significant variances, as highlighted above, primarily result from increased manufacturing costs, competitive pressures, and changes in product mix.

Income From Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Agrilink Foods and Flanagan Brothers, Inc. The decrease of $0.6 million over the prior year is attributable to volume declines, resulting competitive pressures, and an increase in manufacturing costs. See further discussion at NOTE 6 to the "Notes to Consolidated Financial Statements."

Gains on Sales of Assets: On June 23, 2000, Agrilink Foods sold its pickle business based in Tacoma, Washington to Dean Pickle and Specialty Products. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. Agrilink Foods received proceeds of approximately $10.3 million which were applied to bank loans ($4.0 million was applied against the principal balance of Agrilink Foods' term loan facility, and $6.3 was applied against the principal balance of Agrilink Foods' revolving credit facility, both under the Harris Credit Facility). A gain of approximately $4.3 million was recognized on this transaction.

On July 21, 2000, Agrilink Foods sold the machinery and equipment utilized in the production of pickles and other related products to Dean Pickle and Specialty Products. No significant gain or loss was recognized on this transaction. Proceeds of approximately $5.0 million were applied to bank loans.

This transaction did not include any other products carrying the Nalley brand name. Agrilink Foods continued to contract pack Nalley and Farman's pickle products for a period of two years, beginning June 23, 2000, at the existing Tacoma processing plant. The co-pack contract ended in June 2002 and Agrilink Foods ceased production at this location.

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

Interest Expense: Interest expense increased $1.6 million from the prior year to $85.1 million. The increase is the result of an increase in the weighted average interest rate of 45 basis points resulting from both amendments to the Agrilink Foods' credit facility during September 2000 and general interest rate increases on unhedged borrowings experienced in the first six months of fiscal 2001. In addition, interest expense was negatively impacted by the amortization of fees paid in conjunction with the September 2000 amendments to Agrilink Foods' credit facility. The increases were offset by lower average outstanding balances during the fiscal year of approximately $62.6 million, primarily due to required repayments and mandatory prepayments of short-term debt associated with businesses sold and the elimination of AgriFrozen business activity resulting from Pro-Fac's abandonment of its equity interest in AgriFrozen on February 15, 2001.

Tax Provision: The tax provision of $1.0 million in fiscal 2001 represents a reduction of $7.5 million from the prior year as a result of the change in earnings before taxes. In fiscal 2000, the sale of certain intangibles in conjunction with the pickle sale negatively impacted the Cooperative's effective tax rate. The Cooperative's effective tax rate has historically been negatively impacted by the non-deductibility of certain amounts of goodwill. The Cooperative's effective tax rate is also impacted by the net proceeds distributed to members. A further discussion of tax matters is included at NOTE 10 to the "Notes to Consolidated Financial Statements."

                          CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on a regular basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to: inventories, self-insurance programs, promotional activities, and identifiable intangible assets, long-lived assets, and goodwill.

We believe that the following are considered our more critical estimates and assumptions used in the preparation of our consolidated financial statements, although not inclusive.

Inventories: Under the FIFO method, the cost of items sold is based upon the cost of the first such items produced. As a result, the last such items produced remain in inventory and the cost of these items are used to reflect ending inventory. The Cooperative prices its inventory at the lower of cost or market value on the first-in, first-out (FIFO) method.

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

Identifiable Intangible Assets, Long-Lived Assets, and Goodwill: The Cooperative assesses the carrying value of its identifiable intangible assets, long-lived assets, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: significant under performance relative to historical or projected future operating results; significant changes in the manner of the Cooperative's use of the underlying assets; and significant adverse industry or market trends. In the event that the carrying value of assets are determined to be unrecoverable, the Cooperative would record an adjustment to the respective carrying value. See Note 2 to the "Notes to Consolidated Financial Statements."

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights the major variances in the Consolidated Statement of Cash Flows for fiscal 2002 compared to fiscal 2001.

Net cash provided by operating activities of $35.9 million decreased $24.9 million from fiscal 2001. The decrease was primarily the result of variances within accounts payable and other accruals due to the timing of liquidation of outstanding balances. The most significant component of which was the August 2001 payment on the remaining balance of the purchase price for the Northwest Inventory Purchase of $21.6 million. Additionally, Agrilink Foods reduced its general repack levels in an effort to manage its inventory position to improve liquidity. Agrilink Foods reduced its inventory balances from $313.9 million at June 30, 2001 to $294.3 million at June 29, 2002.

Net cash used in investing activities of $5.3 million decreased $21.5 million from fiscal 2001. The decrease was primarily the result of a reduction in capital expenditures of $11.1 million. The purchase of property, plant, and equipment was for general operating purposes and are adequate to maintain its facilities in proper working order. In fiscal 2001, Agrilink Foods also received proceeds of approximately $5.0 million in conjunction with the sale of pickle machinery and equipment to Dean Pickle and Specialty Products. Additionally, in fiscal 2001, Agrilink Foods net advanced $10.7 million to its joint venture for working capital purposes. Approximately $4.0 million of these advances were repaid in fiscal 2002.

Net cash used in financing activities decreased by $7.8 million from fiscal 2001. Payments on long-term debt decreased by $6.3 million. In fiscal 2001, debt payments of $3.2 million were made with the proceeds associated with the sale of equipment noted above. The remaining decrease is primarily the result of the timing of certain principal payments.

In connection with the Transaction, certain parties to the Transaction, including Pro-Fac and/or Agrilink Foods, entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement. Pro-Fac and Agrilink Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated and, in consideration of such termination, Agrilink Foods will pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply.

(ii) Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Agrilink Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement supersedes and replaces the Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Agrilink Foods' preferred supplier of crops. Agrilink Foods will continue to pay Pro-Fac the Commercial Market Value ("CMV") of crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Marketing and Facilitation Agreement. Agrilink Foods will make payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac will meet with Agrilink Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Agrilink Foods. Unlike the Marketing and Facilitation Agreement, however, the Amended and Restated Marketing and Facilitation Agreement does not permit Agrilink Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits and it does not require Pro-Fac to reinvest in Agrilink Foods any part of Pro-Fac's patronage income.

The Amended and Restated Marketing and Facilitation Agreement provides that Agrilink Foods will continue to provide to Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, for a period of five years from the Closing Date, Agrilink Foods will provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Agrilink Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Agrilink Foods).

Under the Amended and Restated Marketing and Facilitation Agreement, Agrilink Foods determines the amount of crops which Agrilink Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Agrilink Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of Agrilink Foods' needs for each particular crop, then certain shortfall payments will be made by Agrilink Foods to Pro-Fac. The defined crop amounts and targeted percentages are set based upon the needs of Agrilink Foods in the 2001 crop year (fiscal 2002). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20 million over the term of the agreement.

The Amended and Restated Marketing and Facilitation Agreement may be terminated by Agrilink Foods in connection with certain change in control transactions affecting Agrilink Foods or Holdings Inc.; provided, however, that in the event that any such change in control occurs during the first three years after the Closing Date, Agrilink Foods must pay to Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, during the first three years after the Closing Date, Agrilink Foods sells one or more portions of its business, and if the purchaser does not continue to purchase the crops previously purchased by Agrilink Foods with respect to the transferred business, then such failure will be taken into consideration when determining if Agrilink Foods is required to make any shortfall payments to Pro-Fac. After such three-year period, Agrilink Foods may sell portions of its business and the volumes of crop purchases previously made by Agrilink Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

(iii) Transitional Services Agreement. Pro-Fac and Agrilink Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Agrilink Foods will provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Agrilink Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac.

(iv) Credit Agreement. Agrilink Foods and Pro-Fac have entered into a credit agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Agrilink Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Agrilink Foods is prohibited from making such advances under the terms of certain third party indebtedness of Agrilink Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility.

Pro-Fac believes the provisions of the agreements described above will be sufficient to meet its liquidity requirements for the foreseeable future.

Pro-Fac guarantees certain obligations of Agrilink Foods. Following is a schedule of obligations that are guaranteed.

(Dollars in Millions)

                                                Amounts
Contractual Obligations Guaranteed             Committed      Expiration
----------------------------------             ---------      ----------
Senior Subordinated Notes - 11 7/8 Percent     $200.0            November 2008
Subordinated Promissory Note                     32.7            November 2008

OTHER MATTERS

Guarantees: Pro-Fac was a guarantor of Agrilink Foods' indebtedness under the Harris Credit Facility. In connection with the Transaction, the Harris Credit Facility was repaid and terminated, and Agrilink Foods and certain of its subsidiaries entered into the Senior Credit Facility arranged and managed by JPMorgan Chase Bank. Pro-Fac is not a guarantor under the Senior Credit Facility.

Capital Expenditures: The Cooperative does not expect to have any material capital expenditures for the foreseeable future.

Short- and Long-Term Trends: The vegetable and fruit portions of the business can be positively or negatively affected by weather conditions nationally and the resulting impact on crop yields. Favorable weather conditions can produce high crop yields and an oversupply situation. This results in depressed selling prices. Excessive rain or drought conditions can produce low crop yields and a shortage situation. This typically results in higher selling prices. While the national supply situation controls the pricing, the supply can differ regionally because of variations in weather.

The crop and yield resulting from the 2001 growing season, while significantly lower than anticipated in the eastern part of the country, proved to be adequate throughout the industry.

The cherry crop resulting from the 2002 growing season has been drastically affected by weather in the prime growing areas in Michigan. These growing regions experienced early season warm weather resulting in an estimated 66 percent reduction in the cherry crop compared to historic harvest tonnage. It is estimated that the commercial market value for both raw and frozen cherry costs will significantly increase and may double.

Supplemental Information on Inflation: The changes in costs and prices within the Cooperative's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by changes caused by inflation.

New Accounting Pronouncements: In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires an impairment loss be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and that the impairment loss be recognized as the difference between the carrying amount and fair value of the asset. The provisions of SFAS No. 144 must be adopted for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to materially impact the Cooperative's profitability.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 required a liability for exit costs be recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 must be adopted for exit or disposal activities that are initiated after December 31, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Cooperative does not expect that its operating and financing activities subsequent to August 19, 2002 will expose the Cooperative to risks associated with changes in foreign currency exchange rates.

Agrilink Foods, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates, certain commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, Agrilink Foods has entered into derivative contracts.

Foreign Currency: Agrilink Foods has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At June 29, 2002, Agrilink Foods had cash flow hedges for the Mexican peso with maturity dates ranging from July 2002 to April 2003. The fair value of these open contracts was an after-tax loss of approximately $0.4 million recorded in accumulated other comprehensive income in shareholder's equity. The forward contracts hedge approximately 80 percent of Agrilink's planned intercompany sales. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. For the year ended June 29, 2002, approximately $0.9 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.


                                                       Foreign Currency
                                                            Forward
                                                 ---------------------------

Contract amounts                                 134 million Mexican pesos
Weighted average settlement exchange rate                 9.762

Commodity Prices: Agrilink Foods is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, Agrilink Foods entered into a swap agreement on January 8, 2002 designated as a cash flow hedge of its forecasted corrugated purchases. At June 29, 2002, Agrilink Foods had an open swap hedging approximately 65 percent of its planned corrugated requirements. The fair value of the agreement is an after-tax gain of approximately $0.7 million recorded in accumulated other comprehensive income in shareholders' equity. The termination date for the agreement is June 2003.

                                                             Swap
                                                          Corrugated
                                                     (Unbleached Kraftliner)
                                                ------------------------------
Notional amount                                        36,000 short tons
Average paid rate                                       $400/short ton
Average receive rate                            Floating rate/short ton - $415
Maturities through                                         June 2003

Agrilink Foods is also exposed to commodity price risk related to forecasted purchases of polyethylene in its manufacturing process. To mitigate this risk, Agrilink Foods entered into a swap agreement on April 11, 2002 designated as a cash flow hedge of its forecasted polyethylene purchases. The swap hedges approximately 80 percent of its planned polyethylene requirements. The fair value of the agreement is an after-tax loss of approximately $0.1 million recorded in accumulated other comprehensive income in shareholders' equity. The termination date for the agreement is June 2003.

                                                             Swap
                                                         Polyethylene
                                                   --------------------------
Notional amount                                        6,250,000 pounds
Average paid rate                                         $.355/pound
Average receive rate                               Floating rate-$.335/pound
Maturities through                                         June 2003

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

The following summarizes Agrilink Foods' interest rate cap agreement:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

ITEM                                                                                                             Page
----
Pro-Fac Cooperative, Inc. and Consolidated Subsidiaries:
   Management's Responsibility for Financial Statements.........................................................  28
   Report of Independent Accountants............................................................................  29
   Consolidated Financial Statements:
     Consolidated Statements of Operations, Net Proceeds, and Comprehensive
       Income for the years ended June 29, 2002, June 30, 2001, and June 24, 2000...............................  30
     Consolidated Balance Sheets as of June 29, 2002  and June 30, 2001.........................................  31
     Consolidated Statements of Cash Flows for the years ended June 29, 2002,
       June 30, 2001, and June 24, 2000.........................................................................  32
     Consolidated Statements of Changes in Shareholders' and Members' Capitalization and Redeemable Stock
       for the years ended June 29, 2002, June 30, 2001, and June 24, 2000......................................  33
     Notes to Consolidated Financial Statements.................................................................  34
     Selected Quarterly Financial Data..........................................................................  65

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

/s/ Stephen R. Wright
-------------------------------------------------
    Stephen R. Wright
    General Manager and Secretary
    (Principal Executive Officer,
     Principal Financial Officer, and
     Principal Accounting Officer)
    PRO-FAC COOPERATIVE, INC.

    August 28, 2002

                        Report of Independent Accountants

To the Shareholders and
Board of Directors of
Pro-Fac Cooperative, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 73 present fairly, in all material respects, the financial position of Pro-Fac Cooperative, Inc. and its subsidiaries at June 29, 2002 and June 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 74 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Cooperative's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP



/s/ PricewaterhouseCoopers LLP
------------------------------
    Rochester, New York
    August 28, 2002

                              FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc. Consolidated Statements of Operations, Net Proceeds, and Comprehensive Income (Dollars in Thousands)

                                                                                        Fiscal Years Ended
                                                                          ---------------------------------------------
                                                                            June 29,         June 30,         June 24,
                                                                              2002             2001             2000
                                                                          -----------      -----------      -----------
Net sales                                                                 $1,010,540      $1,177,280        $1,159,656
Cost of sales                                                               (795,297)       (956,182)         (919,029)
                                                                          ----------      ----------        ----------
Gross profit                                                                 215,243         221,098           240,627
Selling, administrative, and general expenses                               (117,450)       (136,352)         (141,508)
Income from joint venture                                                      2,457           1,779             2,418
Gain from pension curtailment                                                  2,472               0                 0
Gains on sales of assets                                                           0               0             6,635
Restructuring                                                                 (2,622)              0                 0
Goodwill impairment charge                                                  (179,025)              0                 0
                                                                          ----------      ----------        ----------
Operating (loss)/income                                                      (78,925)         86,525           108,172
Interest expense                                                             (66,420)        (85,073)          (83,511)
                                                                          ----------      ----------        ----------
Pretax (loss)/income before dividends and allocation of net proceeds        (145,345)          1,452            24,661
Tax benefit/(provision)                                                       28,561            (968)           (8,497)
                                                                          ----------      ----------        ----------
Net (loss)/income                                                         $ (116,784)     $      484        $   16,164
                                                                          ==========      ==========        ==========

Allocation of Net Proceeds:
   Net (loss)/income                                                      $ (116,784)     $      484        $   16,164
   Dividends on common and preferred stock                                    (8,370)         (8,123)           (7,410)
                                                                          ----------      ----------        ----------
   Net (deficit)/proceeds                                                   (125,154)         (7,639)            8,754
   Allocation from/(to) earned surplus                                       133,622           7,639            (3,832)
                                                                          ----------      ----------        ----------
   Net proceeds available to members                                      $    8,468      $        0        $    4,922
                                                                          ==========      ==========        ==========

Allocation of net proceeds available to members:
   Payable to members currently (25% and 30% of qualified proceeds
     available to members in fiscal 2002 and 2000, respectively)          $    2,117      $       0         $    1,477

   Allocated to members but retained by the Cooperative:
     Qualified retains                                                          6,351              0             3,445
                                                                          -----------     ----------        ----------
     Net proceeds available to members                                    $     8,468     $        0        $    4,922
                                                                          ===========     ==========        ==========
Net (loss)/income                                                         $  (116,784)           484        $   16,164
Other comprehensive (loss)/income:
     Unrealized (loss)/gain on hedging activity, net of taxes                    (412)           618                 0
     Minimum pension liability                                                      0            (48)              238
                                                                          -----------     ----------        ----------
Comprehensive (loss)/income                                               $  (117,196)    $    1,054        $   16,402
                                                                          ===========     ==========        ==========



The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc. Consolidated Balance Sheets
(Dollars in Thousands)

                                     ASSETS
                                                                                          June 29,        June 30,
                                                                                            2002            2001
                                                                                         ---------       ----------
Current assets:
   Cash and cash equivalents                                                             $  14,686       $    7,656
   Accounts receivable, trade (net of allowances for doubtful accounts
     of $731 and $843, respectively)                                                        68,419           85,543
   Accounts receivable co-pack activity and other                                            7,581            7,949
   Income taxes refundable                                                                       0              938
   Inventories, net                                                                        294,315          313,856
   Current investment in CoBank                                                              3,347            3,998
   Prepaid manufacturing expense                                                            19,168           22,427
   Prepaid expenses and other current assets                                                18,770           19,603
   Current deferred tax asset                                                                2,923            2,202
                                                                                         ---------       ----------
       Total current assets                                                                429,209          464,172
Investment in CoBank                                                                         6,294           10,660
Investment in and advances to joint venture                                                 14,091           16,312
Property, plant, and equipment, net                                                        288,120          305,531
Assets held for sale at net realizable value                                                 3,890              120
Goodwill                                                                                    56,210          236,311
Other intangible assets, net                                                                11,305           12,466
Non-current deferred tax asset                                                               4,837                0
Other assets                                                                                22,219           24,073
                                                                                         ---------       ----------
       Total assets                                                                      $ 836,175       $1,069,645
                                                                                         =========       ==========

                           LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
   Notes payable                                                                         $       0       $        0
   Current portion of obligations under capital leases                                         821              316
   Current portion of long-term debt                                                        14,916           15,599
   Accounts payable                                                                         70,767          126,225
   Income taxes payable                                                                        879                0
   Accrued interest                                                                          6,255            9,253
   Accrued employee compensation                                                             8,000           10,081
   Other accrued expenses                                                                   40,150           49,345
   Dividends payable                                                                            35               36
   Amounts due Class A members                                                              15,344           17,983
                                                                                         ---------       ----------
       Total current liabilities                                                           157,167          228,838
Obligations under capital leases                                                             2,528              571
Long-term debt                                                                             623,057          631,128
Deferred income tax liabilities                                                                  0           26,376
Other non-current liabilities                                                               28,918           29,417
                                                                                         ---------       ----------
       Total liabilities                                                                   811,670          916,330
                                                                                         ---------       ----------
Commitments and contingencies

Class B cumulative redeemable preferred stock, liquidation preference $10 per share, authorized 500,000 shares; issued and outstanding 20,643 and 23,923
   shares, respectively                                                                        206              239
Class A common stock, par value $5, authorized 5,000,000 shares

                                                            June 29,        June 30,
                                                              2002            2001
                                                            ---------      ---------
   Shares issued                                            2,038,553      2,257,479
   Shares subscribed                                                0         97,243
                                                            ---------      ---------
       Total subscribed and issued                          2,038,553      2,354,722
   Less subscriptions receivable in installments                    0        (97,243)
                                                            ---------      ---------
       Total issued and outstanding                         2,038,553      2,257,479        10,193           11,287
                                                            =========      =========

Class B common stock, par value $5, authorized 2,000,000 shares;
   issued and outstanding  0 and 723,229 shares, respectively                                    0                0

Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                   17,050           10,699
   Non-cumulative preferred stock, par value $25, authorized 5,000,000
     shares; issued and outstanding 29,847 and 32,308 shares, respectively                     746              808
   Class A cumulative preferred stock, liquidation preference $25 per share;
     authorized 10,000,000 shares; issued and outstanding 4,497,904 and 4,495,443
       shares, respectively                                                                112,448          112,386
   (Accumulated deficit)/earned surplus                                                   (115,771)          17,851
   Accumulated other comprehensive (loss)/income:
   Unrealized gain on hedging activity                                                         206              618
   Minimum pension liability adjustment                                                       (573)            (573)
                                                                                         ---------       ----------
       Total shareholders' and members' capitalization                                      14,106          141,789
                                                                                         ---------       ----------
       Total liabilities and capitalization                                              $ 836,175       $1,069,645
                                                                                         =========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc. and Consolidated Subsidiary - Agrilink Foods, Inc. Consolidated Statements of Cash Flows
(Dollars in Thousands)

                                                                                            Fiscal Years Ended
                                                                               -------------------------------------------
                                                                                June 29,         June 30,        June 24,
                                                                                  2002             2001            2000
                                                                               ----------      -----------     -----------
Cash Flows from Operating Activities:
   Net (loss)/income                                                           $(116,784)       $    484       $ 16,164
   Estimated cash payments to Class A members                                     (2,117)              0         (1,477)
   Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:
     Goodwill impairment charge                                                  179,025               0              0
     Gains on sales of assets                                                          0               0         (6,635)
     Amortization of goodwill and other intangible assets                          1,147           9,860          8,768
     Amortization of debt issue costs and amendment costs and discount on
       subordinated promissory note                                                5,660           5,217          4,805
     Interest-in-kind on subordinated promissory note                              1,308           2,069          1,571
     Depreciation                                                                 30,850          31,911         32,605
     Equity in undistributed earnings of joint venture                            (1,795)         (1,243)           (96)
     Equity in undistributed earnings of CoBank                                      (97)            (97)          (412)
     Provision for deferred taxes                                                (31,934)          3,358         13,636
     Provision for losses on accounts receivable                                     557             610            201
     Change in assets and liabilities, net of effects of business dispositions:
       Accounts receivable                                                        16,935          11,573        (10,992)
       Inventories and prepaid manufacturing expense                              22,800         (20,570)       (66,754)
       Income taxes payable/refundable                                             1,817           8,931          1,426
       Accounts payable and accrued expenses                                     (68,659)         19,196        (15,281)
       Amounts due Class A members                                                (2,639)         (3,713)         1,651
       Other assets and liabilities                                                 (141)         (6,708)        12,860
                                                                               ---------        --------       --------
Net cash provided by/(used in) operating activities                               35,933          60,878         (7,960)
                                                                               ---------        --------       --------
Cash Flows from Investing Activities:
   Purchase of property, plant, and equipment                                    (15,026)        (26,170)       (26,983)
   Proceeds from disposals of property, plant, and equipment                         595           5,326         63,955
   Proceeds from sales of idle facilities                                              0             494            405
   Advances (to)/from joint venture                                                4,016         (10,678)          (465)
   Proceeds from investment in CoBank                                              5,114           4,259          3,378
   Cash paid for acquisitions                                                          0               0           (250)
                                                                               ---------        --------       --------
Net cash (used in)/ provided by investing activities                              (5,301)        (26,769)        40,040
                                                                               ---------        --------       --------
Cash Flows from Financing Activities:
   Net payments on short-term debt                                                     0          (3,600)        (5,100)
   Payments on long-term debt                                                    (11,790)        (18,084)       (18,470)
   Payments on capital leases                                                       (620)           (449)          (239)
   Cash paid for debt issuance costs and amendments                               (1,694)         (1,730)        (2,624)
   (Repurchase)/issuance of stock, net                                            (1,127)            622            662
   Cash portion of non-qualified conversion                                            0             (83)          (445)
   Cash dividends paid                                                            (8,371)         (8,123)        (7,410)
                                                                               ---------        --------       --------
Net cash used in financing activities                                            (23,602)        (31,447)       (33,626)
                                                                               ---------        --------       --------
Net change in cash and cash equivalents                                            7,030           2,662         (1,546)
Cash and cash equivalents at beginning of period                                   7,656           4,994          6,540
                                                                               ---------        --------       --------
Cash and cash equivalents at end of period                                     $  14,686        $  7,656       $  4,994
                                                                               =========        ========       ========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                                  $  62,901        $ 80,301       $  2,702
                                                                               =========        ========       ========
     Income taxes, net                                                         $  (1,250)       $  7,620       $  6,622
                                                                               =========        ========       ========
Acquisition of Flavor Destinations trademark:
   Goodwill and other intangible assets                                        $       0        $      0       $    250
                                                                               =========        ========       ========
Supplemental schedule of non-cash investing and financing activities:
   Conversion of retains to preferred stock                                    $       0        $  5,975       $ 13,732
                                                                               =========        ========       ========
   Net proceeds allocated to members but retained by the Cooperative           $   6,351        $      0       $ 3 ,445
                                                                               =========        ========       ========
   Capital lease obligations incurred                                          $   3,185        $    448       $    171
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

                                                                                  Fiscal Years Ended
                                                                     ----------------------------------------
                                                                       June 29,        June 30,      June 24,
                                                                         2002            2001          2000
                                                                     ----------       -----------   ---------
Retained earnings allocated to members:
Qualified retains:
   Balance at beginning of period                                    $  10,699       $ 16,591        $ 25,573
   Net proceeds allocated to members                                     6,351              0           3,445
   Converted to preferred stock                                              0         (5,892)        (12,427)
                                                                     ---------       --------        --------
   Balance at end of period                                          $  17,050       $ 10,699        $ 16,591
                                                                     ---------       --------        --------
Non-qualified retains:
   Balance at beginning of period                                    $       0       $    300        $  2,050
   Distribution of non-qualified retains
     Cash paid                                                               0            (83)           (445)
     Converted to preferred stock                                            0           (217)         (1,305)
                                                                     ---------       --------        --------
   Balance at end of period                                                  0              0             300
                                                                     ---------       --------        --------
Total retains allocated to members at end of period                  $  17,050       $ 10,699        $ 16,891
                                                                     ---------       --------        --------
Non-cumulative preferred stock:
   Balance at beginning of period                                    $     808       $    860        $    991
   Conversion to cumulative preferred stock                                (62)           (52)           (131)
                                                                     ---------       --------        --------
   Balance at end of period                                          $     746       $    808        $    860
                                                                     ---------       --------        --------
Cumulative preferred stock:
   Balance at beginning of period                                    $ 112,386       $106,225        $ 92,362
   Converted from non-cumulative preferred stock                            62             52             131
   Converted from non-qualified retains                                      0            217           1,305
   Converted from qualified retains                                          0          5,892          12,427
                                                                     ---------       --------        --------
   Balance at end of period                                          $ 112,448       $112,386        $106,225
                                                                     ---------       --------        --------
(Accumulated deficit)/earned surplus:
   Balance at beginning of period                                    $  17,851       $ 25,490        $ 21,658
   Allocation (from)/to earned surplus                                (133,622)        (7,639)          3,832
                                                                     ---------       --------        --------
   Balance at end of period                                          $(115,771)      $ 17,851        $ 25,490
                                                                     ---------       --------        --------
Accumulated other comprehensive income:
   Balance at beginning of period                                    $      45       $   (525)       $   (763)
   Minimum pension liability adjustment                                      0            (48)            238
   Unrealized (loss)/gain on hedging activity                             (412)           618               0
                                                                     ---------       --------        --------
   Balance at end of period                                               (367)            45            (525)
                                                                     ---------       --------        --------
Total shareholders' and members' capitalization                      $  14,106       $141,789        $148,941
                                                                     =========       ========        ========
Redeemable stock:
Class B cumulative preferred stock:
   Balance at beginning of period                                    $     239       $    237        $    261
   (Repurchased)/issued, net                                               (33)             2             (24)
                                                                     ---------       --------        --------
   Balance at end of period                                          $     206       $    239        $    237
                                                                     =========       ========        ========
Common stock:
   Balance at beginning of period                                    $  11,287       $ 10,665        $  9,979
   (Repurchased)/issued, net                                            (1,094)           622             686
                                                                     ---------       --------        --------
   Balance at end of period                                          $  10,193       $ 11,287        $ 10,665
                                                                     =========       ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

              PRO-FAC COOPERATIVE, INC. AND CONSOLIDATED SUBSIDIARY
                              AGRILINK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pro-Fac Cooperative, Inc., ("Pro-Fac" or the "Cooperative") is a New York agricultural cooperative which processes and markets crops grown by its members. Agrilink Foods, Inc. ("Agrilink Foods"), until August 19, 2002, was a wholly-owned subsidiary of Pro-Fac. Agrilink Foods has four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales is within the United States. In addition, all of Agrilink Foods' operating facilities, excluding one in Mexico, are within the United States.

PF Acquisition II, Inc. (PFII) was a subsidiary in which Pro-Fac had a controlling interest until February 15, 2001. PFII conducted business under the name AgriFrozen Foods, Inc. ("AgriFrozen").

Prior to August 19, 2002, the Cooperative conducted business under the name of Agrilink. In addition, the board of directors of Agrilink Foods and Pro-Fac conducted joint meetings, coordinated their activities, and acted on a consolidated basis.

The Transaction: On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac, Agrilink Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"):

(i) Pro-Fac contributed to the capital of Agrilink Holdings LLC, a Delaware limited liability company ("Holdings LLC"), all of the shares of Agrilink Foods' common stock owned by Pro-Fac, constituting 100% of the issued and outstanding shares of Agrilink Foods' capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72% common equity ownership; and

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units, Class A common units, and warrants which were immediately exercised to acquire additional Class A common units. After exercising the warrants, Vestar owns 56.24% of the common equity of Holdings LLC. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar/Agrilink Holdings.

The transactions contemplated in and consummated pursuant to the Unit Purchase Agreement, are referred to herein collectively as the "Transaction."

Also, as part of the Transaction, Stephen R. Wright, the general manager and secretary of Pro-Fac, together with executive officers of Agrilink Foods, and certain other members of Agrilink Foods' management, entered into subscription agreements with Holdings LLC to acquire (using a combination of cash and promissory notes issued to Holdings LLC) an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04% of the common equity ownership. As of the Closing Date, an additional approximately $0.5 million of Class C common units and Class D common units, representing less than 1% of the common equity ownership, remained unissued.

Immediately following Pro-Fac's contribution of its shares of Agrilink Foods' common stock to Holdings LLC, Holdings LLC contributed those shares to Agrilink Holdings Inc. ("Holdings Inc."), a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC, and Agrilink Foods became an indirect, wholly-owned subsidiary of Holdings LLC. As a result of the Transaction, Pro-Fac owns 40.72% and Vestar owns 56.24% of the common equity securities of Holdings LLC. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

In addition, as part of the Transaction, certain amounts owed by Pro-Fac to Agrilink Foods were forgiven. The amounts forgiven were approximately $34.3 million and represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable.

As a result of the Transaction, Pro-Fac will no longer report its financial statements on a consolidated basis with that of Agrilink Foods. As outlined above, Pro-Fac owns Class B common units representing 40.72% of the common equity securities of Holdings LLC. Subsequent to the Transaction, Pro-Fac will account for its investment in Holdings LLC under the equity method of accounting.

See NOTE 16 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the Transaction.

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

Reclassification: Prior year information is reclassified whenever necessary to conform to the current year's presentation.

Fiscal Year: The fiscal year of Pro-Fac ends on the last Saturday in June. Fiscal 2002 and 2000 comprised 52 weeks and fiscal 2001 comprised 53 weeks.

Consolidation: The consolidated financial statements include the Cooperative and, through June 29, 2002, Agrilink Foods, and until February 15, 2001, AgriFrozen. The financial statements are after elimination of intercompany transactions and balances. Investments in affiliates, owned more than 20 percent but not in excess of 50 percent, are recorded under the equity method of accounting. Subsequent to the Transaction, Pro-Fac will use the equity method to account for its investment in Holdings LLC.

New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS")
No. 142, "Goodwill and Other Intangible Assets." The adoption of this statement is further disclosed in NOTE 2 to the "Notes to Consolidated Financial Statements."

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

EITF 01-09 also codifies and reconciles related guidance issued by the EITF regarding EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which addressed the accounting treatment and income statement classification for certain sales incentives, including cooperative advertising arrangements, buydowns and slotting fees. Accordingly, during fiscal 2002, promotions and slotting fees, previously classified as selling, general, and administrative expense, have been reclassified as a reduction of gross sales and all prior periods have also been reclassified to reflect this modification. Total promotions and slotting fees were $138.9 million, $153.3 million, and $140.4 million in fiscal 2002, 2001, and 2000, respectively. The adoption of EITF 00-25 did not impact the Cooperative's profitability.

EITF 01-09 also codifies and reconciles related guidance issued by the EITF regarding EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," which addressed the recognition, measurement, and income statement classification for sales incentives that a company offers to its customers. Accordingly, during fiscal 2002, coupon expense, previously classified as selling, general and administrative expense, has been reclassified as a reduction of gross sales and all prior periods have also been reclassified to reflect this modification. Coupon expense was $7.0 million, $8.6 million, and $6.6 million in fiscal 2002, 2001, and 2000, respectively. The adoption of EITF Issue 00-14 did not impact the Cooperative's profitability.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement requires an impairment loss be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and that the impairment loss be recognized as the difference between the carrying amount and fair value of the asset. The provisions of SFAS No. 144 must be adopted for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to materially impact the Cooperative's profitability.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 required a liability for exit costs be recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 must be adopted for exit or disposal activities that are initiated after December 31, 2002.

Restructuring: On June 23, 2000, Agrilink Foods sold its pickle business to Dean Pickle and Specialty Product Company. As part of the transaction, Agrilink Foods agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, Agrilink Foods initiated restructuring activities for approximately 140 employees in its facility located in Tacoma, Washington. The total restructuring charge recorded in the first quarter of fiscal 2002 amounted to $1.1 million and was primarily comprised of employee termination benefits. Of this charge, $0.1 million has been paid and the remaining termination benefits are expected to be paid by Agrilink Foods by September 30, 2002.

In addition, on October 12, 2001, Agrilink Foods announced a reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions are part of an ongoing focus on low-cost operations, and included both operational and administrative personnel. In conjunction with the reductions, Agrilink Foods recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. The entire $1.6 million provided for has been paid as of June 29, 2002.

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of three months or less. There were no such short-term investments at June 29, 2002 and June 30, 2001.

Inventories: Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method. Agrilink Foods provides inventory reserves for obsolete or slow moving inventory based on changes in consumer demand and other economic conditions. Reserves recorded at June 29, 2002 and June 30, 2001 were $6.9 million and $3.1 million, respectively.

Investment in CoBank: Agrilink Foods' investment in CoBank was required as a condition of previous borrowings. These securities are not physically issued by CoBank, but rather Agrilink Foods is notified as to their monetary value. The investment is carried at cost plus Agrilink Foods' share of the undistributed earnings of CoBank (that portion of patronage refunds not distributed currently in cash).

Earnings on the investment in CoBank in fiscal year 2002, 2001, and 2000 amounted to $160,500, $138,000, and $590,000, respectively.

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

Goodwill: Goodwill includes the cost in excess of the fair value of net tangible assets acquired in purchase transactions. Under the current guidance of SFAS
No. 142, goodwill is no longer amortized, but instead tested annually for impairment. See NOTE 2 to the "Notes to Consolidated Financial Statements."

Other Intangible Assets: Other intangible assets include non-competition agreements and a trademark royalty agreement. Other intangible assets are amortized on a straight-line basis over three to sixteen years.

Other Assets: Other assets are primarily comprised of debt issuance costs. Debt issuance costs are amortized over the term of the debt. Amortization expense incurred was approximately $2.8 million in each of fiscal 2002, 2001, and 2000.

Derivative Financial Instruments: The Cooperative does not engage in interest rate speculation. Derivative financial instruments are utilized by Agrilink Foods to hedge interest rate risk, commodity price risk, and foreign currency related risk and are not held for trading purposes. See NOTE 8 to the "Notes to Consolidated Financial Statements" for additional disclosures.

Income Taxes: Income taxes are provided on income for financial reporting purposes. Deferred income taxes resulting from temporary differences between financial reporting and tax reporting are appropriately classified in the balance sheet.

Pension: Agrilink Foods has several pension plans and participates in various union pension plans which on a combined basis cover substantially all hourly employees. Charges to income with respect to plans sponsored by Agrilink Foods are based upon actuarially determined costs. Pension liabilities are funded by periodic payments to the various pension plan trusts. See NOTE 11 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding the curtailment of various pension benefits during fiscal 2002.

Casualty Insurance: Agrilink Foods is insured for workers compensation and automobile liability through a primarily self-insured program. Agrilink Foods accrues for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The accrual for casualty insurance at June 29, 2002 and June 30, 2001 was $2.2 million and $3.8 million, respectively.

Revenue Recognition: Agrilink Foods recognizes revenue on shipments on the date the merchandise is received by the customer and title transfers. Product sales are reported net of applicable cash discounts, and sales allowances and discounts.

Shipping and Handling Expense: Shipping and handling expenses are included as a component of cost of sales.

Advertising: Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising promotion and marketing programs are charged in the year incurred. Advertising expense incurred in fiscal year 2002, 2001, and 2000 amounted to approximately $18.2 million, $17.5 million, and $30.1 million, respectively.

Environmental Expenditures: Environmental expenditures that pertain to current operations are expensed or capitalized consistent with Agrilink Foods' capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recorded when remedial activities are probable, and the cost can be reasonably estimated.

Income from Joint Venture: Represents earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Agrilink Foods and Flanagan Brothers, Inc. See NOTE 6 to the "Notes to Consolidated Financial Statements."

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

Comprehensive Income: Under SFAS No. 130, the Cooperative is required to display comprehensive income and its components as part of the financial statements. Comprehensive income/(loss) is comprised of net earnings and other comprehensive income/(loss), which includes certain changes in equity that are excluded from net earnings/(loss). The Cooperative includes adjustments for minimum pension liabilities and unrealized holding gains and losses on hedging transactions in other comprehensive income/(loss).

Disclosures About Fair Value of Financial Instruments: The following methods and assumptions were used by the Cooperative in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents, Accounts Receivable, and Notes Payable: The carrying amount approximates fair value because of the short maturity of these instruments.

     Long-Term Investments: The carrying value of the investment in CoBank was $9.6 million at June 29, 2002. As there is no market price for this investment, a reasonable estimate of fair value is not possible.

     Long-Term Debt: The fair value of the long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. See NOTE 9 to the "Notes to Consolidated Financial Statements."

NOTE 2. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. Effective July 1, 2001, Agrilink Foods adopted SFAS No. 142, which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when the carrying amount of the reporting units goodwill exceeds its implied fair value. Agrilink Foods completed the required impairment evaluation of goodwill and other intangible assets in conjunction with its adoption of SFAS No. 142 which indicated no impairment existed at that time.

During the quarter ended June 29, 2002, Agrilink Foods identified certain indicators of possible impairment of its goodwill. The main indicators of impairment included the recent deterioration of general economic conditions, lower valuations resulting from current market declines, modest category declines in segments in which Agrilink Foods operates, and the completion of the terms of the Transaction with Pro-Fac and Vestar/Agrilink Holdings. These factors indicated an erosion in the market value of Agrilink Foods since the adoption of SFAS No. 142.

As outlined under SFAS No. 142, the impairment test adhered to was a two-step process. The first step was a review as to whether there was an indication that goodwill was impaired. To do this, Agrilink Foods identified its reporting units and determined the carrying value of each by assigning Agrilink Foods' assets and liabilities, including existing goodwill. Agrilink Foods then determined the fair value of each reporting unit by using a combination of comparable food industry trading and transaction multiples, including the implied multiple in the Transaction with Pro-Fac and Vestar/Agrilink Holdings. See NOTE 16 to the "Notes to Consolidated Financial Statements."

In the second step, Agrilink Foods compared its implied fair value of the affected reporting units to its carrying value to measure the amount of the impairment. In the fourth quarter of fiscal 2002, Agrilink Foods recorded a one-time, pretax, non-cash charge of approximately $179.0 million to reduce the carrying value of its goodwill. The tax benefit associated with this non-cash charge was approximately $41.5 million.

A summary of changes in Agrilink Foods' goodwill during the year by business segment is outlined as follows:

(Dollars in Thousands)

                       June 30,                                               June 29,
                         2001          Adjustments(1)      Impairments          2002
                      ---------        -----------         -----------        --------
Vegetables            $ 187,407          $ (1,076)         $ (139,984)        $ 46,347
Fruits                    1,654                 0                   0            1,654
Snacks                    8,209                 0                   0            8,209
Canned Meals             21,069                 0             (21,069)               0
Other                    17,972                 0             (17,972)               0
                      ---------          --------          ----------         --------
Goodwill              $ 236,311          $ (1,076)         $ (179,025)        $ 56,210
                      =========          ========          ==========         ========

(1) In the current year, certain acquisition related contingencies expired. As a result, goodwill was adjusted.

As outlined in SFAS No. 142, certain intangibles with a finite life, however, are required to continue to be amortized. The following schedule sets forth the major classes of intangible assets held by Agrilink Foods:

(Dollars in Thousands)

                                           June 29,        June 30,
                                             2002            2001
                                           --------        --------
Amortized intangibles:
   Covenants not to compete                $  2,478        $  2,478
   Other                                     12,000          12,000
     Less:  accumulated amortization         (3,173)         (2,012)
                                           --------        --------
   Intangible assets, net                  $ 11,305        $ 12,466
                                           ========        ========

The aggregate amortization expense associated with intangible assets was approximately $1.1 million for fiscal 2002. The aggregate amortization expense for each of the five succeeding fiscal years is estimated as follows:

(Dollars in Thousands)

2003                    $1,103
2004                       915
2005                       891
2006                       891
2007                       760

A reconciliation of reported net income for fiscal 2001 and 2000 adjusted to reflect the adoption of SFAS No. 142 is provided below.

                                                        Fiscal Year Ended
                                                     -----------------------
(Dollars in Thousands)                               June 30,       June 24,
                                                      2001            2000
                                                     -------       --------
Reported net income                                  $   484       $ 16,164
Addback:  goodwill amortization (net of taxes)         5,140          4,496
                                                     -------       --------
Adjusted net income                                  $ 5,624       $ 20,660
                                                     =======       ========


NOTE 3. AGREEMENTS WITH AGRILINK FOODS AND AGRIFROZEN

Agrilink Foods: In connection with the Transaction, Agrilink Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

Termination Agreement. Pro-Fac and Agrilink Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Agrilink Foods (the "Marketing and Facilitation Agreement") was terminated and, in consideration of such termination, Agrilink Foods will pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply.

Historically, Agrilink Foods paid Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink Foods, it may be more or less than the price Agrilink Foods would pay in the open market in the absence of the Agreement. For the fiscal years ended 2002, 2001, and 2000, the CMV for all crops supplied by Pro-Fac amounted to $71.7 million, $69.0 million, and $69.6 million, respectively.

Under the Marketing and Facilitation Agreement, in any year in which Agrilink Foods had earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), Agrilink Foods paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of Agrilink Foods (before dividing with Pro-Fac). In years in which Agrilink Foods had losses on Pro-Fac Products, Agrilink Foods reduced the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of Agrilink Foods (before dividing with Pro-Fac). Additional patronage income was paid to Pro-Fac for services provided to Agrilink Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year. For fiscal years 2002, 2001 and 2000, such additional patronage income amounted to $16.8 million, $0.7 million and $12.3 million, respectively. Pursuant to the terms of the Transaction, the parties agreed that under the Marketing and Facilitation Agreement, the one-time, non-cash impairment charge would be excluded from the additional patronage income calculation. Accordingly, patronage income in fiscal 2002 was calculated excluding the impairment charge recognized by Agrilink Foods in the fourth quarter. Under the Marketing and Facilitation Agreement, Pro-Fac was required to reinvest at least 70 percent of the additional Patronage income in Agrilink Foods. Since Pro-Fac's acquisition of Agrilink in 1994, Pro-Fac has invested an additional $50.8 million.

Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Agrilink Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement supersedes and replaces the Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Agrilink Foods' preferred supplier of crops. Agrilink Foods will continue to pay Pro-Fac the CMV of crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. The processes for determining CMV under the Amended and Restated Marketing and

Facilitation Agreement are substantially the same as the processes used under the Marketing and Facilitation Agreement. Agrilink Foods will make payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac will meet with Agrilink Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Agrilink Foods. Unlike the Marketing and Facilitation Agreement, however, the Amended and Restated Marketing and Facilitation Agreement does not permit Agrilink Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits and it does not require Pro-Fac to reinvest in Agrilink Foods any part of Pro-Fac's patronage income.

The Amended and Restated Marketing and Facilitation Agreement provides that Agrilink Foods will continue to provide to Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, for a period of five years from the Closing Date, Agrilink Foods will provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Agrilink Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Agrilink Foods).

Under the Amended and Restated Marketing and Facilitation Agreement, Agrilink Foods determines the amount of crops which Agrilink Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Agrilink Foods during a particular crop year does not meet (i) a defined crop amount and
(ii) a defined target percentage of Agrilink Foods' needs for each particular crop, then certain shortfall payments will be made by Agrilink Foods to Pro-Fac. The defined crop amounts and targeted percentages are set based upon the needs of Agrilink Foods in the 2001 crop year (fiscal 2002). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20 million over the term of the agreement.

The Amended and Restated Marketing and Facilitation Agreement may be terminated by Agrilink Foods in connection with certain change in control transactions affecting Agrilink Foods or Holdings Inc.; provided, however, that in the event that any such change in control occurs during the first three years after the Closing Date, Agrilink Foods must pay to Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, during the first three years after the Closing Date, Agrilink Foods sells one or more portions of its business, and if the purchaser does not continue to purchase the crops previously purchased by Agrilink Foods with respect to the transferred business, then such failure will be taken into consideration when determining if Agrilink Foods is required to make any shortfall payments to Pro-Fac. After such three-year period, Agrilink Foods may sell portions of its business and the volumes of crop purchases previously made by Agrilink Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

In addition, as part of the Transaction, certain amounts owed by Pro-Fac to Agrilink Foods were forgiven, including both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable. See NOTE 16 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding agreements with Pro-Fac.

AgriFrozen: The contractual relationship between Pro-Fac and AgriFrozen was defined in a Marketing and Facilitation Agreement between Pro-Fac and AgriFrozen. Under the agreement, AgriFrozen purchased raw products from Pro-Fac and processed and marketed the finished products. AgriFrozen paid Pro-Fac CMV for the crops supplied by Pro-Fac. In addition, in any year in which AgriFrozen had earnings AgriFrozen would distribute such earnings to Pro-Fac for distribution to members of Pro-Fac owning shares of Pro-Fac Class B common stock ("Class B members"). In the event AgriFrozen experienced any losses on products, AgriFrozen would deduct the losses from the total CMV payable. As a result of the closing of AgriFrozen facilities, as discussed in NOTE 4 to the "Notes to Consolidated Financial Statements," the Marketing and Facilitation Agreement between Pro-Fac and AgriFrozen was effectively terminated in June 2001.

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

NOTE 4. DISPOSALS AND CLOSINGS

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

At the request of AgriFrozen's lenders, Agrilink Foods submitted a proposal to purchase the inventory of AgriFrozen. The acquisition of the inventory was completed on February 16, 2001. See NOTES 5 and 15 to the "Notes to Consolidated Financial Statements."

Fiscal 2000 -

Sale of Pickle Business: On June 23, 2000, Agrilink Foods sold its pickle business based in Tacoma, Washington to Dean Pickle and Specialty Products Company. This business included pickle, pepper, and relish products sold primarily under the Nalley and Farman's brand names. Agrilink Foods received proceeds of approximately $10.3 million which were applied to bank loans ($4.0 million of which was applied to Agrilink Foods' then outstanding term loan facility and $6.3 million of which was applied to Agrilink Foods' then outstanding revolving credit facility). A gain of approximately $4.3 million was recognized on this transaction.

On July 21, 2000, Agrilink Foods sold the machinery and equipment utilized in the production of pickles and other related products to Dean Pickle and Specialty Products Company. No significant gain or loss was recognized on this transaction. Net proceeds of approximately $5.0 million were applied to bank loans, $3.2 million of which was applied to Agrilink Foods' then outstanding term loan facility and $1.8 million of which was applied to Agrilink Foods' then outstanding revolving credit facility.

This transaction did not include any other products carrying the Nalley brand name, including prepared canned meal products. Agrilink Foods continued to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002, at Agrilink Foods' existing Tacoma processing plant.

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

On December 17, 1999, Agrilink Foods completed the sale of the Cambria, Wisconsin processing facility to Del Monte. Agrilink received proceeds of approximately $10.5 million which were applied to bank loans ($6.0 million of which was applied to Agrilink Foods' then outstanding term loan facility and $4.5 million of which was applied to Agrilink Foods' then outstanding revolving credit facility both under the Harris Credit Facility). A gain of approximately $2.3 million was recognized on this transaction.

NOTE 5. INVENTORIES

The major classes of inventories are as follows:

(Dollars in Thousands)

                                            June 29,         June 30,
                                              2002             2001
                                           ---------        ---------
Finished goods                             $ 266,469        $ 279,991
Raw materials and supplies                    27,846           33,865
                                           ---------        ---------
     Total inventories                     $ 294,315        $ 313,856
                                           =========        =========

On February 16, 2001, Agrilink Foods purchased the frozen vegetable inventory of AgriFrozen. AgriFrozen's lender sold the inventory to Agrilink Foods pursuant to a private sale under the Uniform Commercial Code after AgriFrozen voluntarily surrendered the inventory to the lender. The purchase price was $31.6 million of which $10.0 million was paid to the lender on April 1, 2001, and the remaining balance was paid on August 1, 2001. In addition, under a related agreement between Agrilink Foods and AgriFrozen, Agrilink Foods funded certain operating costs and expenses of AgriFrozen, primarily in storing and converting the purchased inventory to finished goods, during a transition period which ended on June 30, 2001. Total expenses were estimated to be approximately $8.7 million.

NOTE 6. INVESTMENT IN JOINT VENTURE

Formation of Sauerkraut Company: On July 1, 1997, Agrilink Foods and Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, LLC, operates as a New York limited liability company with ownership and earnings divided equally between the two companies. Agrilink Foods provides working capital loans to the Great Lakes Kraut Company, LLC within limitations imposed under the indenture governing the Notes and under the Senior Credit Facility. The joint venture is accounted for using the equity method of accounting. Summarized financial information of Great Lakes Kraut Company, LLC is as follows:

Condensed Statement of Earnings
(Dollars in Thousands)

                                           Fiscal Years Ended
                                ---------------------------------------
                                 June 29,       June 30,       June 24,
                                  2002            2001          2000
                                --------        --------      ---------
Net sales                       $ 36,324        $ 32,996      $ 37,938
Gross profit                    $  5,008        $  5,556      $  8,586
Operating income                $  3,465        $  3,600      $  5,711
Net income                      $  4,914        $  3,559      $  4,836

Condensed Balance Sheet
(Dollars in Thousands)

                                           June 29,        June 30,
                                             2002            2001
                                           --------        --------
Current assets                             $ 10,117        $ 10,307
Noncurrent assets                          $ 39,958        $ 36,571
Current liabilities                        $ 14,155        $ 12,870
Noncurrent liabilities                     $ 14,665        $ 15,611

NOTE 7. PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

The following is a summary of property, plant and equipment and related obligations at June 29, 2002 and June 30, 2001:

(Dollars in Thousands)
                                                  June 29, 2002                                     June 30, 2001
                                       -----------------------------------------    ----------------------------------------
                                         Owned         Leased                         Owned           Leased
                                         Assets        Assets           Total         Assets          Assets         Total
                                       ----------    ----------     -----------     ----------      ----------     ---------
Land                                   $  12,600     $     0        $  12,600       $  14,019       $    0         $  14,019
Land improvements                          7,624           0            7,624           7,627            0             7,627
Buildings                                107,923         395          108,318         108,991          395           109,386
Machinery and equipment                  311,954       4,103          316,057         300,741        1,115           301,856
Construction in progress                  10,221           0           10,221          12,249            0            12,249
                                       ---------     -------        ---------       ---------       ------         ---------
                                         450,322       4,498          454,820         443,627        1,510           445,137
Less accumulated depreciation           (165,651)     (1,049)        (166,700)       (138,922)        (684)         (139,606)
                                       ---------     -------        ---------       ---------       ------         ---------
Net                                    $ 284,671     $ 3,449        $ 288,120       $ 304,705       $  826         $ 305,531
                                       =========     =======        =========       =========       ======         =========

Obligations under capital leases(1)                  $ 3,349                                        $  887
Less current portion                                    (821)                                         (316)
                                                     -------                                        ------
Long-term portion                                    $ 2,528                                        $  571
                                                     =======                                        ======

(1) Represents the present value of net minimum lease payments calculated at the Cooperative's incremental borrowing rate at the inception of the leases, which ranged from 6.3 percent to 9.8 percent.

Interest capitalized in conjunction with construction amounted to approximately $0.5 million, $0.6 million, and $0.7 million in fiscal 2002, 2001, and 2000, respectively.

The following is a schedule of future minimum lease payments together with the present value of the minimum lease payments related to capitalized leases, both as of June 29, 2002:

(Dollars in Thousands)

                  Fiscal Year Ending Last                         Capital        Operating    Total Future
                     Saturday In June                             Leases           Leases      Commitment
                  ------------------------                        -------        ----------    ----------
                         2003                                     $1,059          $ 6,446       $ 7,505
                         2004                                        941            5,338         6,279
                         2005                                        819            4,661         5,480
                         2006                                        763            3,546         4,309
                         2007                                        500            2,084         2,584
                     Later years                                       0            4,862         4,862
                                                                  ------          -------       -------
                  Net minimum lease payments                       4,082          $26,937       $31,019
                                                                                  =======       =======
                  Less amount representing interest                 (733)
                                                                  ------
                  Present value of minimum lease payments         $3,349
                                                                  ======

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $11.9 million, $16.6 million, and $18.7 million for fiscal years 2002, 2001, and 2000, respectively.

NOTE 8. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On June 25, 2000, the Cooperative adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Under the provisions of SFAS No. 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge.

Agrilink Foods, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates, certain commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, Agrilink Foods may enter into derivative contracts.

Foreign Currency: Agrilink Foods manages its foreign currency related risk primarily through the use of foreign currency forward contracts. The contracts held by Agrilink Foods are denominated in Mexican pesos.

Agrilink Foods has entered into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency-denominated intercompany sales. At June 29, 2002, Agrilink Foods had cash flow hedges for the Mexican peso with maturity dates ranging from July 2002 to April 2003 for 134 million pesos.

At June 29, 2002, the fair value of the open contracts was an after-tax loss of approximately $0.4 million recorded in accumulated other comprehensive income in shareholder's equity. Amounts deferred to accumulated other comprehensive income will be reclassified into cost of goods sold. For the year ended June 29, 2002, approximately $0.9 million has been reclassified from other comprehensive income to cost of goods sold. Hedge ineffectiveness was insignificant.

Commodity Prices: Agrilink Foods is exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) in its manufacturing process. To mitigate this risk, Agrilink Foods entered into a swap agreement on January 8, 2002 designated as a cash flow hedge of its forecasted corrugated purchases. At June 29, 2002, Agrilink Foods had an open swap hedging approximately 65 percent of its planned corrugated requirements. The fair value of the agreement is an after-tax gain of approximately $0.7 million recorded in accumulated other comprehensive income in shareholder's equity. The termination date for the agreement is June 2003.

Agrilink Foods is also exposed to commodity price risk related to forecasted purchases of polyethylene in its manufacturing process. To mitigate this risk, Agrilink Foods entered into a swap agreement on April 11, 2002 designated as a cash flow hedge of its forecasted polyethylene purchases. The swap hedges approximately 80 percent of its planned polyethylene requirements. The fair value of the agreement is an after-tax loss of approximately $0.1 recorded in accumulated other comprehensive income in shareholder's equity. The termination date for the agreement is June 2003.

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

Agrilink Foods paid a one-time fee for the cap of approximately $0.6 million that is marked to market over the life of the interest rate cap.

NOTE 9. DEBT

The following is a summary of long-term debt outstanding:

(Dollars in Thousands)
                                                            June 29,         June 30,
                                                              2002             2001
                                                           ---------        --------
Term Loan Facility                                         $400,800         $411,600
Senior Subordinated Notes                                   200,015          200,015
Subordinated Promissory Note (net of discount)               32,696           29,660
Other                                                         4,462            5,452
                                                           --------         --------
Total debt                                                  637,973          646,727
Less current portion                                        (14,916)         (15,599)
                                                           --------         --------
Total long-term debt                                       $623,057         $631,128
                                                           ========         ========

Harris Credit Facility (Bank Debt): As of June 29, 2002, Agrilink Foods' credit facility was held with Harris Bank as Administrative Agent and Bank of Montreal as Syndication Agent, and the lenders thereunder ("Harris Credit Facility").

The Harris Credit Facility consisted of a $200 million revolving credit facility and a $455 million term loan facility. The term loan facility was comprised of the Term A Facility, which matured in September 2003, the Term B Facility which matured in September 2004, and the Term C Facility which matured in September 2005. The revolving credit facility matured in September 2003.

The Harris Credit Facility beared interest, at Agrilink Foods' option, at the administrative agent's alternate base rate or LIBOR plus, in each case, applicable margins of: (i) in the case of alternate base rate loans, (x) 1.25 percent for loans under the revolving credit facility and the Term A Facility,
(y) 3.00 percent for loans under the Term B Facility and (z) 3.25 percent for loans under the Term C Facility and (ii) in the case of LIBOR loans, (x) 3.00 percent for loans under the revolving credit facility and the Term A Facility,
(y) 4.00 percent for loans under the Term B Facility and (z) 4.25 percent for loans under the Term C Facility. The administrative agent's "alternate base rate" was defined as the greater of: (i) the prime commercial rate as announced by the administrative agent or (ii) the Federal Funds rate plus 0.50 percent. The fiscal 2002 weighted-average rate of interest applicable to the term loan facility was 6.71 percent. In addition, Agrilink Foods paid commitment fee calculated at a rate of 0.50 percent per annum on the daily average unused commitment under the revolving credit facility.

The term loan facility was subject to amortization of approximately $10.8 million each year until maturity.

Agrilink Foods' obligations under the Harris Credit Facility were collateralized by a first-priority lien on: (i) substantially all existing or after-acquired assets, tangible or intangible, (ii) the capital stock of certain of Pro-Fac's current and future subsidiaries (excluding AgriFrozen, Inc., a former subsidiary of Pro-Fac), and (iii) the Pro-Fac Marketing and Facilitation Agreement. Agrilink Foods' obligations under the Harris Credit Facility were guaranteed by Pro-Fac and certain of Agrilink Foods' subsidiaries (excluding AgriFrozen Foods, Inc.).

The Harris Credit Facility contained customary covenants and restrictions on Agrilink Foods' ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens, (ii) limitations on sale-leaseback transactions, consolidations, mergers, sale of assets, transactions with affiliates and investments and (iii) limitations on dividend and other distributions. The Harris Credit Facility also contained financial covenants requiring Pro-Fac to maintain a minimum level of consolidated EBITDA, a minimum consolidated interest coverage ratio, a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum level of consolidated net worth. Under the Harris Credit Agreement, the assets, liabilities, and results of operations of AgriFrozen, a former subsidiary of Pro-Fac, were not consolidated with Pro-Fac for purposes of determining compliance with the covenants. In August 2001, September 2000 and August 1999, Agrilink Foods negotiated amendments to the original covenants. In conjunction with these amendments, Agrilink Foods incurred fees of approximately $1.7 million, $1.7 million, and $2.6 million, respectively. These fees were being amortized over the anticipated life of the Harris Credit Facility. The September 2000 amendment required a supplemental fee should a specified coverage ratio not be achieved for the first quarter of fiscal 2002. During September 2001, Agrilink Foods paid a fee of $1.5 million.

As of June 29, 2002, Pro-Fac and Agrilink Foods were in compliance with or had obtained waivers for all covenants, restrictions, and requirements under the terms of the Harris Credit Facility as amended.

In conjunction with the Transaction on August 19, 2002, proceeds received from Vestar, along with the net proceeds from Agrilink Foods' new credit facility, were utilized to retire all existing indebtedness under the Harris Credit Facility.

Credit Agreement: Agrilink Foods and Pro-Fac have entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Agrilink Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Agrilink Foods is prohibited from making such advances under the terms of certain third party indebtedness of Agrilink Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility.

Senior Subordinated Notes - 11 7/8 Percent (due 2008): In fiscal 1999, Agrilink Foods issued Senior Subordinated Notes (the "Notes") for $200 million aggregate principal amount due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1.

The Notes represent general unsecured obligations of Agrilink Foods, subordinated in right of payment to certain other debt obligations of Agrilink Foods (including Agrilink Foods' obligations under the Credit Facility). The Notes are guaranteed by Pro-Fac and certain of Agrilink Foods' subsidiaries.

The Notes contain customary covenants and restrictions on Agrilink Foods' ability to engage in certain activities, including, but not limited to: (i) limitations on the incurrence of indebtedness and liens; (ii) limitations on consolidations, mergers, sales of assets, transactions with affiliates; and
(iii) limitations on dividends and other distributions. Agrilink Foods is in compliance with or has obtained bondholder consents for all covenants, restrictions, and requirements under the Notes.

Additionally, in order to facilitate the Transaction, Agrilink Foods sought and obtained the consent of the holders of the Notes to amend or waive certain provisions in the indenture governing the Notes. Approval of the proposed amendments was obtained on July 22, 2002.

Subordinated Promissory Note: As partial consideration for the acquisition in fiscal 1999 of the frozen and canned vegetable business of Dean Foods Company ("Dean Foods"), Agrilink Foods issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. Interest on the Subordinated Promissory Note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. As the rates on the Subordinated Promissory Note are below market value, Agrilink Foods has imputed the appropriate discount utilizing an effective interest rate of 11 7/8 percent. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by Agrilink Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Agrilink Foods satisfied this requirement in fiscal 2002 and 2001 through the issuance of three and five additional promissory notes, respectively, each for approximately $0.4 million. Interest accruing after November 22, 2003 is payable in cash. The Subordinated Promissory Note may be prepaid at Agrilink Foods' option without premium or penalty.

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

Senior Subordinated Notes - 12 1/4 Percent (due 2005, "Old Notes"): In conjunction with the Dean Foods Vegetable Company acquisition, Agrilink Foods repurchased $159,985,000 principal amount of its Old Notes, of which $160 million aggregate principal amount was previously outstanding. Holders who tendered consented to certain amendments to the indenture relating to the Old Notes, which eliminated or amended substantially all the restrictive covenants and certain events of default contained in such indenture. Agrilink Foods may repurchase the remaining Old Notes in the future in open market transactions, privately negotiated purchases or otherwise.

Revolving Credit Facility (Notes Payable): Borrowings under short-term Harris revolving credit facilities were as follows:

(Dollars in Thousands)
                                                                          Fiscal Years Ended
                                                    --------------------------------------------------------
                                                     June 29,                June 30,               June 24,
                                                       2002                    2001                   2000
                                                    ---------               ---------              ---------
Balance at end of period                            $      0                $      0               $  5,700
Rate at fiscal year end                                  0.0%                    0.0%                 9.375%
Maximum outstanding during the period               $136,300                $121,000               $156,100
Average amount outstanding during the period        $ 83,300                $ 76,900               $ 90,800
Weighted average interest rate during the period         5.6%                    9.2%                   8.5%

Agrilink Foods also maintained a letter of credit facility with Harris Bank which provided for the issuance of letters of credit. As of June 29, 2002, there were $19.7 million in letters of credit outstanding.

Fair Value: The estimated fair value of Agrilink Foods' long-term debt outstanding was approximately $646.3 million and $629.3 million at June 29, 2002 and June 30, 2001, respectively. The fair value for long-term debt was estimated using either quoted market prices for the same or similar issues or the current rates offered to Agrilink Foods for debt with similar maturities.

Other Debt: Other debt of $4.5 million carries rates up to 6.5 percent at June 29, 2002. As of June 29, 2002, total long-term debt maturities during each of the next five fiscal years were as follows: 2003, $4.1 million; 2004, $0.3 million; 2005, $0.1 million; 2006, $0.0 million; and 2007 $0.0 million.

NOTE 10. TAXES ON INCOME

Benefit/(provision) for taxes on income include the following:

(Dollars in Thousands)
                                                Fiscal Years Ended
                                   --------------------------------------------
                                   June 29,       June 30,        June 24,
                                     2002           2001            2000
                                   --------       -------        ---------
          Federal -
            Current                $(1,547)       $ 2,563        $  4,929
            Deferred                28,741         (3,013)        (12,734)
                                   -------        -------        --------
                                    27,194           (450)         (7,805)
                                   -------        -------        ---------
          State and foreign -
            Current                 (1,825)          (173)            210
            Deferred                 3,192           (345)           (902)
                                   -------        -------        --------
                                     1,367           (518)           (692)
                                   -------        -------        --------
                                   $28,561        $  (968)       $ (8,497)
                                   =======        =======        ========

A reconciliation of the consolidated effective tax rate to the amount computed by applying the federal income tax rate to income before taxes is as follows:

                                                                                        Fiscal  Years Ended
                                                                            ----------------------------------------------
                                                                            June 29,          June 30,            June 24,
                                                                              2002              2001                2000
                                                                             -----             -----                ----
Statutory federal rate                                                        35.0%             35.0%               35.0%
State and foreign income taxes, net of federal income tax effect               1.0             (30.6)                2.9
Allocation to members                                                          2.0               0.0                (7.0)
Goodwill and other intangible assets                                         (17.4)             51.1                 5.1
Dividend received deduction                                                    0.0              (2.5)               (0.2)
Meals and entertainment                                                       (0.1)             12.3                 0.8
Other, net                                                                    (0.8)              1.4                (2.2)
                                                                             -----             -----                ----
Effective Tax Rate                                                            19.7%             66.7%               34.4%
                                                                             =====             =====                ====

The consolidated deferred tax (liabilities)/assets consist of the following:

(Dollars in Thousands)
                                                                       June 29,       June 30,
                                                                         2002           2001
                                                                      ---------      ---------
   Liabilities:
      Depreciation                                                    $(46,277)      $(42,473)
      Goodwill and other intangible assets                                   0         (6,832)
      Prepaid manufacturing expense                                     (7,456)        (8,724)
      Investment in Great Lakes Kraut Company LLC                       (2,585)        (1,555)
      Discount on Subordinated Promissory Notes                         (1,180)        (2,180)
                                                                      --------       ---------
       Total deferred tax liabilities                                  (57,498)       (61,764)
                                                                      --------       --------
   Assets:
      Inventories                                                       11,919          9,770
      Goodwill and other intangibles                                    30,968              0
      Credits and operating loss carryforwards                          19,211         15,026
      Insurance accruals                                                 2,681          2,921
      Pension/OPEB accruals                                             11,053         10,883
      Other                                                              3,966          4,881
                                                                      --------       --------
       Total deferred tax assets                                        79,798         43,481
                                                                      --------       --------
      Net deferred liabilities                                          22,300        (18,283)
      Valuation allowance                                              (14,540)        (5,891)
                                                                      --------       ---------
       Total                                                          $  7,760       $(24,174)
                                                                      ========       =========

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

During fiscal 2002, Agrilink Foods maintained a valuation allowance in the amount of $14.5 million. The valuation allowance was established for foreign and state net operating losses and state tax credits generated during the fiscal year. Prior to fiscal 2002, Agrilink Foods maintained a valuation allowance in the amount of $5.9 million. This valuation allowance was primarily established for state net operating losses and credits generated during the year. As Agrilink Foods cannot assure that realization of the credits is more likely than not to occur, a valuation allowance has been established.

In January 1995, the Boards of Directors of Agrilink Foods and Pro-Fac approved appropriate amendments to the Bylaws of Agrilink Foods to allow Agrilink Foods to qualify as a cooperative under Subchapter T of the Internal Revenue Code. In August 1995, Agrilink Foods and Pro-Fac received a favorable ruling from the Internal Revenue Service approving the change in tax treatment effective for fiscal 1996. Subsequent to this date and prior to the Transaction, a consolidated return has been filed incorporating Agrilink Foods and Pro-Fac. Tax expense is allocated for Agrilink based on its operations.

Subsequent to the completion of the Transaction, the Cooperative will seek to qualify for exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or avoid taxation through the use of special deductions (such as dividends paid on its common and preferred stock).

NOTE 11. PENSIONS, PROFIT SHARING, AND OTHER EMPLOYEE BENEFITS

Pensions: Agrilink Foods has primarily noncontributory defined benefit plans covering substantially all hourly employees. The benefits for these plans are based primarily on years of service and employees' pay near retirement. Agrilink Foods' funding policy is consistent with the funding requirements of Federal law and regulations. Plan assets consist principally of common stocks, corporate bonds and US government obligations. For purposes of this disclosure, all defined-benefit pension plans have been combined.

In September 2001, Agrilink Foods made the decision to freeze benefits provided under its Master Salaried Retirement Plan. This plan was amended to freeze benefit accruals effective September 28, 2001. Participants who, on that date, were actively employed and who had attained age 40, completed 5 years of vesting service, and whose sum of age and vesting services was 50 or more, were grandfathered. Grandfathered participants are entitled to continue to earn benefit service in accordance with the provisions of the plan with respect to periods of employment after September 28, 2001 but in no event beyond September 28, 2006. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain.

Agrilink Foods also participates in several union sponsored pension plans. It is not possible to determine Agrilink Foods' relative share of the accumulated benefit obligations or net assets for these plans. Contributions to these plans are paid when incurred and billed by the sponsoring union or plan.

The following table sets forth the changes in the plans' projected benefit obligation and plan assets and the plans' funded status and amounts recognized in the Cooperative's financial statements at June 29, 2002 and June 30, 2001.

(Dollars in Thousands)
                                                                                       Pension Benefits
                                                                           ------------------------------------
                                                                                      Fiscal Years Ended
                                                                           ------------------------------------
                                                                            June 29,                   June 30,
                                                                              2002                       2001
                                                                           ---------                  ---------
Change in benefit obligation:
   Benefit obligation at beginning of period                               $105,017                   $101,695
   Service cost                                                               4,227                      4,907
   Interest cost                                                              7,604                      7,729
   Plan participants' contributions                                              78                        125
   Plan amendments                                                               99                          0
   Curtailment                                                               (3,962)                         0
   Reversal of deferred compensation reserve                                    200                          0
   Actuarial loss/(gain)                                                      1,159                     (3,122)
   Benefits paid                                                             (8,353)                    (6,317)
   Adjustment for prior business combination                                    302                          0
                                                                           --------                   --------
     Benefit obligation at end of period                                    106,371                    105,017
                                                                           --------                   --------

Change in plan assets:
   Fair value of plan assets at beginning of period                          95,020                    111,956
   Actual loss on plan assets                                                  (205)                   (11,025)
   Employer contribution                                                        281                        281
   Plan participants' contributions                                              78                        125
   Benefits paid                                                             (8,353)                    (6,317)
   Adjustment for prior business combination                                    245                          0
                                                                           --------                   --------
     Fair value of plan assets at end of period                              87,066                     95,020
                                                                           --------                   --------

Plan funded status                                                          (19,305)                    (9,997)
   Unrecognized prior service cost                                              562                      1,987
   Unrecognized actuarial loss/(gain)                                         1,735                     (9,081)
                                                                           --------                   --------
     Accrued benefit liability net of additional minimum pension
       liability                                                           $(17,008)                  $(17,091)
                                                                           ========                   ========

Amounts recognized in the statement of financial position:
   Accrued benefit liability                                               $(17,581)                  $(17,664)
   Accumulated other comprehensive income - minimum pension liability           573                        573
                                                                           --------                   --------
     Net amount recognized                                                 $(17,008)                  $(17,091)
                                                                           ========                   ========

Weighted-average assumptions:
   Discount rate                                                                7.4%                       7.8%
   Expected return on plan assets                                           8.0/9.5%                       9.5%
   Rate of compensation increase                                            3.8/3.5%                   4.5/3.0%

Net periodic benefit cost in fiscal years 2002, 2001, and 2000 is comprised of the following:

                                                                  Pension Benefits
                                                    -----------------------------------------
                                                                 Fiscal Years Ended
                                                    -----------------------------------------
                                                    June 29,        June 30,         June 24,
                                                      2002            2001             2000
                                                    --------        --------        ---------
Components of net periodic benefit cost:
   Service cost                                     $ 4,227         $ 4,907         $  6,520
   Interest cost                                      7,604           7,729            7,592
   Expected return on plan assets                    (8,931)        (10,424)         (10,604)
   Amortization of prior service cost                   124             193              (16)
   Amortization of gain                                (609)         (1,810)             (51)
                                                    -------         -------         --------
Net periodic benefit cost - Company plans             2,415             595            3,441
Net periodic benefit cost - union plans                 841             819              762
                                                    -------         -------         --------
Total periodic benefit cost                           3,256           1,414            4,203
Gain from pension curtailment, net                   (2,472)              0                0
                                                    -------         -------         --------
Total pension cost                                  $   784         $ 1,414         $  4,203
                                                    =======         =======         ========

Agrilink Foods maintains a non-tax qualified Supplemental Executive Retirement Plan ("SERP") which provides additional retirement benefits to two prior executives who retired prior to November 4, 1994. In December 2000, Agrilink Foods adopted an additional SERP to provide additional retirements benefits to a current executive officer of Agrilink Foods.

Agrilink Foods maintains an Excess Benefit Retirement Plan which serves to provide employees with the same retirement benefit they would have received from Agrilink Foods' retirement plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code having been revised in the 1992 Omnibus Budget Reform Act. This plan was amended to freeze benefit accruals effective September 28, 2001. Participants who, on that date, were actively employed and who had attained age 40, completed 5 years of vesting service, and whose sum of age and vesting services was 50 or more, were grandfathered. Grandfathered participants are entitled to continue to earn benefit service in accordance with the provisions of the plan with respect to periods of employment after September 28, 2001 but in no event beyond September 28, 2006.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were:

(Dollars in Thousands)
                                        Master Hourly                  Master Salaried                Excess Benefit
                                        Pension Plan                   Retirement Plan                Retirement Plan
                                     Fiscal Years Ended              Fiscal Years Ended              Fiscal Years Ended
                               -----------------------------   -----------------------------   -----------------------------
                               June 29, 2002   June 30, 2001   June 29, 2002   June 30, 2001   June 29, 2002   June 30, 2001
                               -------------   -------------   -------------   -------------   -------------   -------------
Projected benefit obligation      $67,205        $63,624         $35,246         $38,234           $884           $1,089
Accumulated benefit obligation     64,164         57,316          33,922          32,527            802              879
Plan assets                        60,492         64,720          26,333          30,299              0                0


                                  Supplemental Executive           Supplemental Executive           Southland Frozen Foods
                                   Retirement Plan No. 1         Retirement Agreement No. 2             Pension Plan
                                     Fiscal Years Ended              Fiscal Years Ended              Fiscal Years Ended
                               -----------------------------   -----------------------------   -----------------------------
                               June 29, 2002   June 30, 2001   June 29, 2002   June 30, 2001   June 29, 2002   June 30, 2001
                               -------------   -------------   -------------   -------------   -------------   -------------
Projected benefit obligation       $1,912         $1,716          $802            $353            $322            $302
Accumulated benefit obligation      1,912          1,716           802             353             322            N/A
Plan assets                             0              0             0               0             241            N/A

Postretirement Benefits Other Than Pensions: Agrilink Foods sponsors benefit plans that provide postretirement medical and life insurance benefits for certain current and former employees. For the most part, current employees are not eligible for the postretirement medical coverage. Generally, other than pensions, Agrilink Foods does not pay retirees' benefit costs. Various exceptions exist, which have evolved from union negotiations, early retirement incentives and existing retiree commitments from acquired companies.

Agrilink Foods has not prefunded any of its retiree medical or life insurance liabilities. Consequently there are no plan assets held in a trust, and there is no expected long-term rate of return assumption for purposes of determining the annual expense.

The following table sets forth the changes in the plans' projected benefit obligation and plan assets and the plans' funded status and amounts recognized in the Cooperative's financial statements at June 29, 2002 and June 30, 2001.

(Dollars in Thousands)
                                                                                        Other Benefits
                                                                           ----------------------------------
                                                                                      Fiscal Years Ended
                                                                           ----------------------------------
                                                                           June 29,                  June 30,
                                                                             2002                      2001
                                                                           --------                  --------
Change in benefit obligation:
   Benefit obligation at beginning of period                               $ 6,333                   $ 5,658
   Service cost                                                                126                       170
   Interest cost                                                               492                       429
   Plan amendments                                                            (515)                     (891)
   Actuarial (gain)/loss                                                    (2,189)                    1,578
   Benefits paid                                                              (430)                     (611)
                                                                           --------                  -------
     Benefit obligation at end of period                                     3,817                     6,333
                                                                           -------                   -------

Change in plan assets:
   Fair value of assets at beginning of period                                   0                         0
   Employer contribution                                                       430                       611
   Benefits paid                                                              (430)                     (611)
                                                                           -------                   -------
     Fair value of assets at end of period                                       0                         0
                                                                           -------                   -------

Plan funded status                                                          (3,817)                   (6,333)
   Unrecognized prior service cost                                          (1,266)                     (892)
   Unrecognized actuarial loss                                                (114)                    2,276
                                                                           -------                   -------
     Accrued benefit liability                                              (5,197)                   (4,949)
Amounts recognized in the statement of financial position:
   Accrued benefit liability                                               $(5,197)                  $(4,949)
                                                                           =======                   =======

Weighted-average assumptions:
   Discount rate                                                               7.4%                      7.8%
   Expected return on plan assets                                              N/A                       N/A
   Rate of compensation increase                                               3.8%                      3.0%


                                                             Other Benefits
                                                    -----------------------------------
                                                    June 29,     June 30,      June 24,
                                                     2002         2001          2000
                                                    ------        -----        -----
Components of net periodic benefit cost:
   Service cost                                     $ 126         $170         $184
   Interest cost                                      492          429          433
   Amortization of prior service cost                (141)           0            0
   Amortization of loss                               201           20          159
                                                    -----         ----         ----
   Net periodic benefit cost                        $ 678         $619         $776
                                                    =====         ====         ====

For measurement purposes, a 12.5 percent rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2002. The rate was assumed to decrease gradually to 5.0 percent for 2007 and remain at that level thereafter.

The assumed health care trend rates can have a significant effect on the amounts reported for the postretirement benefits plan. A one-percentage point change in the assumed health care trend rates would have the following effect:

                                                                            1-Percentage       1-Percentage
                                                                           Point Increase     Point Decrease
                                                                           --------------     --------------
Effect on total of service and interest cost components for fiscal 2002         $ 34              $ (30)
Effect on postretirement benefit obligation at June 29, 2002                    $172              $(151)

Agrilink Foods 401(k) Plan: Under the Agrilink Foods 401(k) Plan ("401(k)"), Agrilink Foods contributes matching contributions to the plan for the benefit of employees who elect to defer a portion of their salary into the plan. During fiscal 2002, 2001, and 2000, Agrilink Foods allocated approximately $1.3 million, $1.2 million, and $1.0 million, respectively, in the form of matching contributions to the plan.

In addition, Agrilink Foods also maintains a Non-Qualified 401(k) Plan in which Agrilink Foods allocates matching contributions for the benefit of "highly compensated employees" as defined under Section 414(q) of the Internal Revenue Code. During fiscal 2002, 2001, and 2000, Agrilink Foods allocated $0.3 million, $0.3 million, and $0.2 million, respectively in the form of matching contributions to this plan.

Long-Term Incentive Plan: On June 24, 1996, Agrilink Foods introduced a long-term incentive program, the Agrilink Foods Equity Value Plan, which it has amended from time to time. The Equity Value Plan provided performance units to a select group of management. The future value of the performance units was determined by Agrilink Foods' performance on earnings and debt repayment.

On June 26, 2002, Agrilink Foods terminated the Equity Value Plan. There are no active units in this program, however, a liability of approximately $100,000 remains accrued for the payment of benefits of previously terminated and retired employees. This liability is expected to be paid in September 2002.

Agrilink Foods Employee Stock Purchase Plan: During fiscal 1996 the Cooperative introduced an Employee Stock Purchase Plan which affords Agrilink Foods' employees the opportunity to purchase semi-annually, in cash or via payroll deduction, shares of Class B Cumulative Pro-Fac Preferred Stock to a maximum value of 5 percent of salary. The purchase price of such shares is par value, $10 per share. During fiscal 2002, 2001, and 2000, 20,643, 23,923, and 23,664, shares, respectively, were held by employees. On June 26, 2002, the Plan was amended to freeze stock purchases effective April 1, 2002. Dividends will continue to accrue on issued and outstanding shares pursuant to the provisions of the Plan.

NOTE 12. OPERATING SEGMENTS

Agrilink Foods accounts for segments using Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise" (SFAS 131). SFAS No. 131 establishes requirements for reporting information about operating segments and establishes standards for related disclosures about products and services, and geographic areas. SFAS No. 131 also replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of reportable segments. As management makes the majority of its operating decisions based upon Agrilink Foods' significant product lines, Agrilink Foods has elected to utilize significant product lines in determining its operating segments. Agrilink Foods' four primary operating segments are as follows: vegetables, fruit, snacks, and canned meals.

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snacks category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop, and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stew, and soups, and various other ready-to-eat prepared meals. Branded products within the canned meals category include Nalley. Other product lines primarily represent salad dressings. Branded products within the "other category" include Bernstein's and Nalley.

The following table illustrates the Cooperative's operating segment information:

(Dollars in Millions)

                                                                                      Fiscal Years Ended
                                                                         ------------------------------------------
                                                                           June 29,        June 30,       June 24,
                                                                             2002            2001           2000
                                                                         -----------     ----------     ----------
Net Sales:
   Vegetables                                                             $  727.9        $  839.4       $  724.0
   Fruits                                                                    111.4           117.7          112.8
   Snacks                                                                     88.1            89.4           83.3
   Canned Meals                                                               46.0            51.6           49.9
   Other                                                                      37.1            43.2           48.5
                                                                          --------        --------       --------
     Continuing segments                                                   1,010.5         1,141.3        1,018.5
   Businesses sold or closed(1)                                                0.0            35.9          141.2
                                                                          --------        --------       --------
       Total                                                              $1,010.5        $1,177.2       $1,159.7
                                                                          ========        ========       ========

Operating income:
   Vegetables                                                             $   67.2        $   54.7       $   64.4
   Fruits                                                                     17.8            12.4           14.9
   Snacks                                                                      6.6             5.6            6.7
   Canned Meals                                                                5.2             6.6            6.7
   Other                                                                       3.5             1.9            4.6
                                                                          --------        --------       --------
     Continuing segments operating income                                    100.3            81.2           97.3
   Businesses sold or closed(1)                                                0.0             5.3            4.2
                                                                          --------        --------       --------
         Total                                                               100.3            86.5          101.5
Gain from pension curtailment                                                  2.4             0.0            0.0
Gains on sales of assets                                                       0.0             0.0            6.7
Restructuring expense                                                         (2.6)            0.0            0.0
Goodwill impairment charge                                                  (179.0)            0.0            0.0
                                                                          --------        --------       --------
Total consolidated operating (loss)/income                                   (78.9)           86.5          108.2
Interest expense                                                             (66.4)          (85.1)         (83.5)
                                                                          --------        --------       --------
Pretax (loss)/income before dividends and allocation of net proceeds      $ (145.3)       $    1.4       $   24.7
                                                                          ========        ========       ========

Total Assets:
   Vegetables                                                             $  649.2        $  848.1       $  867.1
   Fruits                                                                     74.8            71.9           79.4
   Snacks                                                                     40.5            47.0           43.5
   Canned Meals                                                               25.6            45.3           45.7
   Other                                                                      42.1            57.2           52.2
                                                                          --------        --------       --------
     Continuing segments                                                     832.2         1,069.5        1,087.9
   Businesses sold or closed(1)                                                0.0             0.0           99.1
   Assets held for sale                                                        3.9             0.1            0.3
                                                                          --------        --------       --------
       Total                                                              $  836.1        $1,069.6       $1,187.3
                                                                          ========        ========       ========

Depreciation expense:
   Vegetables                                                             $   22.8        $   22.4       $   22.3
   Fruits                                                                      3.9             2.6            1.7
   Snacks                                                                      2.2             3.1            2.4
   Canned Meals                                                                1.0             0.9            1.2
   Other                                                                       1.0             1.7            1.2
                                                                          --------        --------       --------
     Continuing segments                                                      30.9            30.7           28.8
   Businesses sold or closed(1)                                                0.0             1.2            3.8
                                                                          --------        --------       --------
     Total                                                                $   30.9        $   31.9       $   32.6
                                                                          ========        ========       ========

Amortization Expense:
   Vegetables                                                             $    0.9        $    7.8       $    6.1
   Fruits                                                                      0.0             0.1            0.1
   Snacks                                                                      0.2             0.6            0.8
   Canned meals                                                                0.0             0.7            0.7
   Other                                                                       0.0             0.7            0.7
                                                                          --------        --------       --------
     Continuing segments                                                       1.1             9.9            8.4
   Businesses sold or closed(1)                                                0.0             0.0            0.4
                                                                          --------        --------       --------
       Total                                                              $    1.1        $    9.9       $    8.8
                                                                          ========        ========       ========

(Dollars in Millions)                              Fiscal Years Ended
                                         ---------------------------------------
                                         June 29,       June 30,         June 24,
                                           2002           2001            2000
                                         -------        --------        --------
Capital expenditures:
   Vegetables                            $ 12.6          $ 14.8          $ 19.8
   Fruits                                   1.3             2.7             1.6
   Snacks                                   0.7             4.4             2.3
   Canned Meals                             0.3             2.5             1.1
   Other                                    0.1             0.7             0.2
                                         ------          ------          ------
     Continuing Segments                   15.0            25.1            25.0
   Businesses sold or closed(1)             0.0             1.1             2.0
                                         ------          ------          ------
       Total                             $ 15.0          $ 26.2          $ 27.0
                                         ======          ======          ======

(1) Includes activities of businesses sold or no longer part of the Cooperative. See NOTE 4 in the "Notes to Consolidated Financial Statements."

NOTE 13. COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative's shares authorized, issued, and outstanding at June 29, 2002 and June 30, 2001.

                                                                                      Shares Issued and Outstanding
                                                                                     --------------------------------
                                                                                            Fiscal Years Ended
                                                      Par              Shares        --------------------------------
                                                     Value           Authorized      June 29, 2002      June 30, 2001
                                                     -----           ----------      -------------      -------------
Common Stock                                         $ 5.00            5,000,000         2,038,553         2,257,479
Non-Cumulative Preferred Stock                       $25.00            5,000,000            29,847            32,308
Class A Cumulative Preferred Stock                   $ 1.00           10,000,000         4,497,904         4,495,443
Class B Cumulative Preferred Stock                   $ 1.00            9,500,000                 0                 0
Class C Cumulative Preferred Stock                   $ 1.00           10,000,000                 0                 0
Class D Cumulative Preferred Stock                   $ 1.00           10,000,000                 0                 0
Class E Cumulative Preferred Stock                   $ 1.00           10,000,000                 0                 0
Class B, Series I 10% Cumulative Preferred Stock     $ 1.00              500,000            20,643            23,923

Common Stock: The Common Stock purchased by members is related to the crop delivery of each member. Regardless of the number of shares held, each member has one vote. As of June 29, 2002, there were 564 holders of Pro-Fac Common Stock. Common Stock may be transferred to another grower only with approval of the Pro-Fac Board of Directors. If a member ceases to be a producer of agricultural products which is marketed through the Cooperative, then it must sell its Common Stock to another grower that is acceptable to the Cooperative. If no such grower is available to purchase the stock, then the member must sell its Common Stock to the Cooperative at par value. There is no established public trading market for the Common Stock of the Cooperative.

In March 2002, the Cooperative amended and restated its certificate of incorporation to eliminate its Class B common stock. The Class B common stock had been held by former Pro-Fac members. At June 30, 2001, the Cooperative had 723,229 shares issued and outstanding and 153 holders of Class B Common Stock. On July 19, 2001, Pro-Fac repurchased its Class B Common Stock and special membership interests. These securities were held by the former Agripac, Inc. members who subscribed to become grower/members for Pro-Fac supplying raw product to the AgriFrozen Foods processing facilities. No dividends were paid on Class B common stock in fiscal 2001 or 2002.

In fiscal 2002, 2001, and 2000, dividends on (Class A) Common Stock were paid at a rate of 5.0 percent. Subsequent to June 29, 2002, the Cooperative declared a cash dividend at a rate of 5.0 percent on the (Class A) Common Stock. These dividends amounted to $0.5 million and were paid in August 2002.

At June 30, 2001, there were outstanding subscriptions, at par value, for 97,243 shares for (Class A) Common Stock. There were no subscriptions outstanding at June 29, 2002. These shares are issued as subscription payments are received.

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

On August 23, 1995, the Cooperative commenced an offer to exchange one share of its Class A Cumulative Preferred Stock (liquidation preference $25 per share) for each of its existing Non-cumulative Preferred Stock (liquidation preference $25 per share). Pro-Fac's Class A Cumulative Preferred Stock is listed under the symbol PFACP on the Nasdaq National Market system. As of June 29, 2002, the number of Class A Cumulative Preferred Stock record holders was 1,761.

The Class B, Series I, 10 Percent Cumulative Preferred Stock (the "Class B Stock") was issued to Agrilink Foods' employees pursuant to an Employee Stock Purchase Plan. Historically, at least once a year, Pro-Fac plans to offer to repurchase at least 5 percent of the outstanding shares of Class B Stock. This Plan was amended on June 26, 2002. See NOTE 11 to the "Notes to Consolidated Financial Statements."

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

      Class B, Series I, 10 Percent Cumulative Preferred Stock   $1.00 per share paid annually.

Subsequent to June 29, 2002, the Cooperative declared a cash dividend of $1.50 per share on the Non-cumulative Preferred Stock and $.43 per share on the Class A Cumulative Preferred Stock. These dividends amounted to $2.0 million and were paid in September 2002.

Qualified Retained Earnings Allocated to Members ("Retains"): Retains arise from patronage income, and are allocated to the accounts of members within 8.5 months of the end of each fiscal year. Qualified retains are freely transferable. At the discretion of the Board of Directors qualified retains may mature into preferred stock in December of the fifth year after allocation. Qualified retains are taxable income to the member in the year the allocation is made.

Beginning with the retains issued in 1995, retains maturing into preferred stock, as determined by the Board of Directors, will mature in shares of Class A Cumulative Preferred Stock.

Earned Surplus: (Accumulated deficit)/earned surplus consists of accumulated (losses)/income after distribution of earnings allocated to members, dividends and after state and federal income taxes. Earned surplus is reinvested in the business in the same fashion as retains.

NOTE 14. SUBSIDIARY GUARANTORS

Kennedy Endeavors, Incorporated and Linden Oaks Corporation, wholly-owned subsidiaries of Agrilink Foods ("Subsidiary Guarantors") and Pro-Fac, jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the obligations of Agrilink Foods with respect to Agrilink Foods' 11 7/8 percent Senior Subordinated Notes (due 2008) and the Harris Credit Facility. The covenants in the Senior Subordinated Notes and the Harris Credit Facility do not restrict the ability of the Subsidiary Guarantors to make cash distributions to Agrilink Foods. See NOTE 15 to the "Notes to Consolidated Financial Statements" for additional disclosures. Following the fiscal year ended June 29, 2002, the Harris Credit Facility was terminated.

Presented below is condensed consolidating financial information for (i) Agrilink Foods; (ii) the subsidiary guarantors; (iii) the non-guarantor subsidiaries; and (iv) Pro-Fac Cooperative as of June 29, 2002, June 30, 2001, and for the fiscal years ended June 29, 2002, June 30, 2001, and June 24, 2000. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Cooperative and guarantor and non-guarantor subsidiaries in accordance with Securities and Exchange Commission Financial Reporting Release No. 55.

Balance Sheet

                                                                           June 29, 2002
                                           ---------------------------------------------------------------------------------
                                             Pro-Fac     Agrilink     Guarantor    Non-Guarantor  Eliminating
                                           Cooperative  Foods, Inc.  Subsidiaries   Subsidiaries    Entries     Consolidated
                                           -----------  -----------  ------------  -------------  -----------   ------------
(Dollars in Thousands)
Assets
Current assets:
   Cash and cash equivalents                $      0     $ 14,243     $    121     $      322      $       0      $ 14,686
   Accounts receivable, net                        0       73,055        2,945              0              0        76,000
   Inventories -
     Finished goods                                0      266,110          223            136              0       266,469
     Raw materials and supplies                    0       27,064          623            159              0        27,846
                                            --------     --------     --------     ----------      ---------      --------
         Total inventories                         0      293,174          846            295              0       294,315

     Other current assets                          0       55,839         (158)           257        (11,730)       44,208
                                            --------     --------     --------     ----------      ---------      --------

         Total current assets                      0      436,311        3,754            874        (11,730)      429,209

   Property, plant and equipment, net              0      280,796        3,883          3,441              0       288,120
   Goodwill and other intangible
     assets, net                                   0       12,406       55,109              0              0        67,515
   Investment in subsidiaries                 61,015      163,093            0              0       (224,108)            0
   Other assets                                   59       60,426      103,655              0       (112,809)       51,331
                                            --------     --------     --------     ----------      ---------      --------

         Total assets                       $ 61,074     $953,032     $166,401     $    4,315      $(348,647)     $836,175
                                            ========     ========     ========     ==========      =========      ========


Liabilities and Shareholders' Equity
Current liabilities:
   Notes payable                            $      0     $      0     $      0     $        0      $       0      $      0
   Current portion of long-term debt               0       14,916            0              0              0        14,916
   Accounts payable                               64       69,730          836            137              0        70,767
   Accrued interest                                0        6,255            0              0              0         6,255
   Intercompany loans                              0         (115)         275           (160)             0             0
   Other current liabilities                  27,105       43,319        5,712            823        (11,730)       65,229
                                            --------     --------     --------     ----------      ---------      --------
         Total current liabilities            27,169      134,105        6,823            800        (11,730)      157,167

   Long-term debt                                  0      623,057            0              0              0       623,057
   Other non-current liabilities               9,400      134,855            0              0       (112,809)       31,446
                                            --------     --------     --------     ----------      ---------      --------
         Total liabilities                    36,569      892,017        6,823            800       (124,539)      811,670

   Class B cumulative redeemable
     preferred stock                             206            0            0              0              0           206
   Class A common stock                       10,193            0            0              0              0        10,193

   Total Shareholders' equity                 14,106       61,015      159,578          3,515       (224,108)       14,106
                                            --------     --------     --------     ----------      ---------      --------

         Total liabilities and
           shareholders' equity             $ 61,074     $953,032     $166,401     $    4,315      $(348,647)     $836,175
                                            ========     ========     ========     ==========      =========      ========

Balance Sheet

                                                                           June 30, 2001
                                           ---------------------------------------------------------------------------------
                                             Pro-Fac     Agrilink     Guarantor    Non-Guarantor  Eliminating
                                           Cooperative  Foods, Inc.  Subsidiaries   Subsidiaries    Entries     Consolidated
                                           -----------  -----------  ------------  -------------  -----------   ------------
(Dollars in Thousands)
Assets
   Current assets:
     Cash and cash equivalents              $      0    $    7,624     $     21      $     11       $       0      $  7,656
     Accounts receivable, net                      0        90,600        2,892             0               0        93,492
     Inventories -
       Finished goods                              0       279,320          422           249               0       279,991
       Raw materials and supplies                  0        33,287          417           161               0        33,865
                                            --------    ----------     --------      --------       ---------    ----------
         Total inventories                         0       312,607          839           410               0       313,856

     Other current assets                        421        52,729       (4,190)          208               0        49,168
                                            --------    ----------     --------      --------       ---------    ----------

         Total current assets                    421       463,560         (438)          629               0       464,172

   Property, plant and equipment, net              0       297,345        4,531         3,655               0       305,531
   Goodwill and other intangible
     assets, net                                   0        53,552      195,225             0               0       248,777
   Investment in subsidiaries                180,332       308,207            0             0        (488,539)            0
   Other assets                                   59        60,290      110,326             0        (119,510)       51,165
                                            --------    ----------     --------      --------       ---------    ----------

         Total assets                       $180,812    $1,182,954     $309,644      $  4,284       $(608,049)   $1,069,645
                                            ========    ==========     ========      ========       =========    ==========


   Liabilities and Shareholders' Equity
   Current liabilities:
     Current portion of long-term debt      $      0    $   15,599     $      0      $      0       $       0    $   15,599
     Accounts payable                             80       123,787        1,930           428               0       126,225
     Accrued interest                              0         9,253            0             0               0         9,253
     Intercompany loans                            0        (1,697)       1,859          (162)              0             0
     Other current liabilities                18,017        58,078          968           698               0        77,761
                                            --------    ----------     --------      --------       ---------    ----------
         Total current liabilities            18,097       205,020        4,757           964               0       228,838

   Long-term debt                                  0       631,128            0             0               0       631,128
   Other non-current liabilities               9,400       166,474            0             0        (119,510)       56,364
                                            --------    ----------     --------      --------       ---------    ----------

       Total liabilities                      27,497     1,002,622        4,757           964        (119,510)      916,330

   Class B cumulative redeemable
     preferred stock                             239             0            0             0               0           239
   Class A common stock                       11,287             0            0             0               0        11,287

   Shareholders' equity                      141,789       180,332      304,887         3,320        (488,539)      141,789
                                            --------    ----------     --------      --------       ---------    ----------

         Total liabilities and
           shareholders' equity             $180,812    $1,182,954     $309,644      $  4,284       $(608,049)   $1,069,645
                                            ========    ==========     ========      ========       =========    ==========

Income Statement


                                                          Fiscal Year Ended June 29, 2002
                                 -----------------------------------------------------------------------------------
                                   Pro-Fac     Agrilink       Guarantor    Non-Guarantor  Eliminating
                                 Cooperative  Foods, Inc.    Subsidiaries   Subsidiaries    Entries     Consolidated
                                 -----------  -----------    ------------  -------------  -----------   ------------
(Dollars in Thousands)
Net sales                          $     0     $ 994,796      $  15,744      $ 17,318      $(17,318)    $1,010,540
Cost of sales                            0      (784,435)       (10,862)      (17,304)       17,304       (795,297)
                                   -------     ---------      ---------      --------      --------     ----------
Gross profit                             0       210,361          4,882            14           (14)       215,243
Other income                             0          (150)        53,657           816       (54,473)          (150)
Selling, administrative and
  general expenses                      (3)     (166,433)        (4,671)            0        53,657       (117,450)
Goodwill impairment charge               0       (41,260)      (137,765)            0             0       (179,025)
Income from joint venture                0         2,457              0             0             0          2,457
                                   -------     ---------      ---------      --------      --------     ----------
Operating (loss)/income before
  dividing with Pro-Fac                 (3)        4,975        (83,897)          830          (830)       (78,925)
Interest (expense)/income                0       (76,919)        10,499             0             0        (66,420)
                                   -------     ---------      ---------      --------      --------     ----------
Pretax (loss)/income before
  dividing with Pro-Fac                 (3)      (71,944)       (73,398)          830          (830)      (145,345)
Pro-Fac share of income             16,842       (16,842)             0             0             0              0
                                   -------     ---------      ---------      --------      --------     ----------
(Loss)/income before taxes          16,839       (88,786)       (73,398)          830          (830)      (145,345)
Tax benefit/(provision)             (2,929)       55,010        (22,975)         (545)            0         28,561
                                   -------     ---------      ---------      --------      --------     ----------
Net (loss)/income                  $13,910     $ (33,776)     $ (96,373)     $    285      $   (830)    $ (116,784)
                                   =======     =========      =========      ========      ========     ==========

Income Statement

                                                          Fiscal Year Ended June 30, 2001
                                 -----------------------------------------------------------------------------------
                                   Pro-Fac     Agrilink       Guarantor    Non-Guarantor  Eliminating
                                 Cooperative  Foods, Inc.    Subsidiaries   Subsidiaries    Entries     Consolidated
                                 -----------  -----------    ------------  -------------  -----------   ------------
(Dollars in Thousands)
Net sales                          $     0    $1,125,098      $  16,282      $ 78,842      $(42,942)    $1,177,280
Cost of sales                            0      (918,055)       (10,751)      (79,264)       51,888       (956,182)
                                   -------    ----------      ---------      --------     ---------     ----------
Gross profit                             0       207,043          5,531          (422)        8,946        221,098
Other income                             0             0         57,563           627       (58,190)             0
Selling, administrative, and
  general expenses                     (11)     (179,906)       (10,772)       (3,226)       57,563       (136,352)
Income from joint venture                0         1,779              0             0             0          1,779
                                   -------    ----------      ---------      --------      --------     ----------
Operating (loss)/income before
  dividing with Pro-Fac                (11)       28,916         52,322        (3,021)        8,319         86,525

Interest (expense)/income                0       (89,812)        10,037        (5,207)          (91)       (85,073)
                                   -------    ----------      ---------      --------      --------     ----------
Pretax (loss)/income before
  dividing with Pro-Fac                (11)      (60,896)        62,359        (8,228)        8,228          1,452

Pro-Fac share of income                732          (732)             0             0             0              0
                                   -------    ----------      ---------      --------      --------     ----------
Income/(loss) before taxes             721       (61,628)        62,359        (8,228)        8,228          1,452
Tax (provision)/benefit               (308)       22,178        (22,163)         (675)            0           (968)
                                   -------    ----------      ---------      --------      --------     ----------
Net income/(loss)                  $   413    $  (39,450)     $  40,196      $ (8,903)     $  8,228     $      484
                                   =======    ==========      =========      ========      ========     ==========

                                                            Fiscal Year Ended June 24, 2000
                                 -----------------------------------------------------------------------------------
                                   Pro-Fac     Agrilink       Guarantor    Non-Guarantor  Eliminating
                                 Cooperative  Foods, Inc.    Subsidiaries   Subsidiaries    Entries     Consolidated
                                 -----------  -----------    ------------  -------------  -----------   ------------
(Dollars in Thousands)
Net sales                          $     0    $1,072,528      $  13,773      $110,893      $(37,538)    $1,159,656
Cost of sales                            0      (848,814)        (8,505)      (99,248)       37,538       (919,029)
                                   -------    ----------      ---------      --------      --------     ----------
Gross profit                             0       223,714          5,268        11,645             0        240,627
Other income                             5             0         59,461             0       (59,466)             0
Selling, administrative and
  general expenses                       0      (184,557)       (10,229)       (6,188)       59,466       (141,508)
Gains on sales of assets                 0         6,635              0             0             0          6,635
Income from joint venture                0         2,418              0             0             0          2,418
                                   -------    ----------      ---------      --------      --------     ----------
Operating income before
  dividing with Pro-Fac                  5        48,210         54,500         5,457             0        108,172
Interest (expense)/income                0       (82,897)         4,843        (5,457)            0        (83,511)
                                   -------    ----------      ---------      --------      --------     ----------
Pretax income/(loss) before
  dividing with Pro-Fac                  5       (34,687)        59,343             0             0         24,661
Pro-Fac share of income             12,328       (12,328)             0             0             0              0
                                   -------    ----------      ---------      --------      --------     ----------
Income/(loss) before taxes          12,333       (47,015)        59,343             0             0         24,661
Tax (provision)/benefit             (2,593)       14,867        (20,771)            0             0         (8,497)
                                   -------    ----------      ---------      --------      --------     ----------
Net income/(loss)                  $ 9,740    $  (32,148)     $  38,572      $      0      $      0     $   16,164
                                   =======    ==========      =========      ========      ========     ==========

Statement of Cash Flows

                                                                          Fiscal Year Ended June 29, 2002
                                                   ---------------------------------------------------------------------------
                                                     Pro-Fac    Agrilink    Guarantor   Non-Guarantor Eliminating
                                                   Cooperative Foods, Inc. Subsidiaries Subsidiaries    Entries   Consolidated
                                                   ----------- ----------- ------------ ------------------------  ------------
(Dollars in Thousands)

Net (loss)/income                                  $ 13,910    $ (33,776)   $(96,373)      $ 285       ($830)      $(116,784)
Adjustments to reconcile net income to net
   cash (used in)/provided by operating activities -
     Goodwill impairment charge                           0       41,260     137,765           0           0         179,025
     Estimated cash payments to Class A
       common members                                (2,117)           0           0           0           0          (2,117)
     Gain on sales of assets                              0            0           0           0           0               0
     Loss from disposal of asset held for resale          0            0           0           0           0               0
     Amortization of goodwill and other intangibles       0          397         750           0           0           1,147
     Amortization of debt issue costs and amendment
       costs and discount on subordinated
       promissory note                                    0        5,660           0           0           0           5,660
     Interest in-kind on subordinated promissory note     0        1,308           0           0           0           1,308
     Depreciation                                         0       30,012         548         290           0          30,850
     Equity in undistributed earnings of CoBank           0          (97)          0           0           0             (97)
     Equity in undistributed earnings of joint
       venture                                            0       (1,795)          0           0           0          (1,795)
     Benefit for deferred taxes                           0      (31,934)          0           0           0         (31,934)
     Provision for losses on accounts receivable          0          437         120           0           0             557
     Change in working capital                        9,494        2,612     (42,710)       (113)        830         (29,887)
                                                   --------    ---------    --------       -----        ----       ---------
Net cash (used in)/provided by operating
  activities                                         21,287       14,084         100         462           0          35,933

Cash flows from investing activities:
   Purchase of property, plant, and equipment             0      (14,875)          0        (151)          0         (15,026)
   Proceeds from disposals                                0          595           0           0           0             595
   Advances (to)/from joint venture                       0        4,016           0           0           0           4,016
   Proceeds from investment in CoBank                     0        5,114           0           0           0           5,114
                                                   --------    ---------    --------       -----        ----       ---------
Net cash used in investing activities                     0       (5,150)          0        (151)          0          (5,301)

Cash flows from financing activities:
   Payments on long-term debt                             0      (11,790)          0           0           0         (11,790)
   Payments on capital leases                             0         (620)          0           0           0            (620)
   Issuance of stock, net of repurchases             (1,127)           0           0           0           0          (1,127)
   Capital contribution by Pro-Fac                  (11,789)      11,789           0           0           0               0
   Cash dividends paid                               (8,371)           0           0           0           0          (8,371)
   Cash paid for debt issuance costs and
     amendments                                           0       (1,694)          0           0           0          (1,694)
                                                   --------    ---------    --------       -----        ----       ---------
Net cash provided by financing activities           (21,287)      (2,315)          0           0           0         (23,602)
                                                   --------    ---------    --------       -----        ----       ---------
Net change in cash and cash equivalents                   0        6,619         100         311           0           7,030
Cash and cash equivalents at beginning of period          0        7,624          21          11           0           7,656
                                                   --------    ---------    --------       -----       -----       ---------
Cash and cash equivalents at end of period         $      0    $  14,243    $    121       $ 322       $   0       $  14,686
                                                   ========    =========    ========       =====       =====       =========

Statement of Cash Flows

                                                                               Fiscal Year Ended June 30, 2001
                                                   ---------------------------------------------------------------------------
                                                     Pro-Fac    Agrilink    Guarantor   Non-Guarantor Eliminating
                                                   Cooperative Foods, Inc. Subsidiaries Subsidiaries    Entries   Consolidated
                                                   ----------- ----------- ------------ ------------------------  ------------
(Dollars in Thousands)

Net income/(loss)                                   $   413     $(39,450)   $ 40,196     $(8,903)      $ 8,228      $    484
Adjustments to reconcile net income/(loss) to net
   cash (used in)/provided by operating activities -
     Amortization of goodwill and other intangible
       assets                                             0        2,803       7,057           0             0         9,860
     Amortization of debt issue costs and amendment
       costs and discount on subordinated
       promissory note                                    0        4,895           0         322             0         5,217
     Interest in-kind on subordinated promissory
       note                                               0        2,069           0           0             0         2,069
     Depreciation                                         0       29,831         572       1,508             0        31,911
     Equity in undistributed earnings of CoBank           0          (97)          0           0             0           (97)
     Equity in undistributed earnings in joint
       venture                                            0       (1,243)          0           0             0        (1,243)
     Provision for deferred taxes                      (106)       3,464           0           0             0         3,358
     Provision for losses on accounts receivable          0          560          50           0             0           610
     Change in working capital                        7,277       47,717     (45,036)      6,466        (7,715)        8,709
                                                    -------     --------    --------     -------       -------      --------
Net cash provided by/(used in) operating activities   7,584       50,549       2,839        (607)          513        60,878

Cash flows from investing activities:
   Purchase of property, plant, and equipment             0      (21,638)     (3,027)     (1,505)            0       (26,170)
   Proceeds from disposals                                0        5,797           0          23             0         5,820
   Advances (to)/from joint venture                       0      (10,678)          0           0             0       (10,678)
   Proceeds from investment in CoBank                     0        4,259           0           0             0         4,259
                                                    -------     --------    --------     -------       -------      --------
Net cash used in investing activities                     0      (22,260)     (3,027)     (1,482)            0       (26,769)

Cash flows from financing activities:
   Net (payments on)/proceeds from short-term debt        0       (5,700)          0       2,100             0        (3,600)
   Payments on long-term debt                             0      (18,084)          0           0             0       (18,084)
   Payments on capital leases                             0         (449)          0           0             0          (449)
   Issuance of stock, net of repurchases                622            0           0           0             0           622
   Cash portion of non-qualified conversion             (83)           0           0           0             0           (83)
   Cash dividends paid                               (8,123)           0           0           0             0        (8,123)
   Cash paid for debt issuance costs and amendments       0       (1,730)          0           0             0        (1,730)
   Capital contributions by Pro-Fac                       0          513           0           0          (513)            0
                                                    -------     --------    --------     -------       -------      --------
Net cash (used in)/provided by financing activities  (7,584)     (25,450)          0       2,100          (513)      (31,447)
                                                    -------     --------    --------     -------       -------      ---------
Net change in cash and cash equivalents                   0        2,839        (188)         11             0         2,662
Cash and cash equivalents at beginning of period          0        4,785         209           0             0         4,994
                                                    -------    ---------     -------     -------       -------      ---------
Cash and cash equivalents at end of period          $     0    $   7,624     $    21     $    11       $     0      $  7,656
                                                    =======    =========     =======     =======       =======      ========

Statement of Cash Flows

                                                                        Fiscal Year Ended June 24, 2000
                                                   ---------------------------------------------------------------------------
                                                     Pro-Fac    Agrilink    Guarantor   Non-Guarantor Eliminating
                                                   Cooperative Foods, Inc. Subsidiaries Subsidiaries    Entries   Consolidated
                                                   ----------- ----------- ------------ ------------------------  ------------
(Dollars in Thousands)

Net income/(loss)                                   $ 9,740     $(32,148)   $ 38,572     $     0      $      0      $ 16,164
Estimated cash payments to Class A members           (1,477)           0           0           0             0        (1,477)
Adjustments to reconcile net income/(loss) to net
   cash provided by/(used in) operating activities -
     Gains on sales of assets                             0       (6,635)          0           0             0        (6,635)
     Amortization of goodwill and other intangible
       assets                                             0        1,711       7,057           0             0         8,768
     Amortization of debt issue costs and amendment
       costs and discount on subordinated
       promissory note                                    0        4,318           0         487             0         4,805
     Interest in-kind on subordinated promissory note     0        1,571           0           0             0         1,571
     Depreciation                                         0       29,983         330       2,292             0        32,605
     Equity in undistributed earnings of CoBank           0         (102)          0        (310)            0          (412)
     Equity in undistributed earnings of
       joint venture                                      0          (96)          0           0             0           (96)
     Provision for deferred taxes                     4,636        9,000           0           0             0        13,636
     Provision for losses on accounts receivable          0          191          10           0             0           201
     Change in working capital                       (5,706)     (25,976)    (45,027)     (9,013)        8,632       (77,090)
                                                    -------     --------    --------     -------      --------      --------
Net cash provided by/(used in) operating
  activities                                          7,193      (18,183)        942      (6,544)        8,632        (7,960)

Cash flows from investing activities:
   Purchase of property, plant, and equipment             0      (24,608)       (820)     (1,555)            0       (26,983)
   Proceeds from disposals                                0       64,360           0           0             0        64,360
   Advances (to)/from joint venture                       0         (465)          0           0             0          (465)
   Proceeds from investment in CoBank                     0        3,378           0           0             0         3,378
   Cash paid for acquisitions                             0         (250)          0           0             0          (250)
                                                    -------     ---------   --------     -------      --------      --------
Net cash provided by/(used in) investing activities       0       42,415        (820)     (1,555)            0        40,040

Cash flows from financing activities:
   Net (payments on)/proceeds from short-term debt        0      (13,200)          0       8,100             0        (5,100)
   Payments on long-term debt                             0      (18,470)          0           0             0       (18,470)
   Payments on capital leases                             0         (238)          0          (1)            0          (239)
   Issuance of stock, net of repurchases                662            0           0           0             0           662
   Cash portion of non-qualified conversion            (445)           0           0           0             0          (445)
   Cash dividends paid                               (7,410)           0           0           0             0        (7,410)
   Cash paid for debt issuance costs and amendments       0       (2,624)          0           0             0        (2,624)
   Capital contributions by Pro-Fac                       0        8,632           0           0        (8,632)            0
                                                    -------     --------    --------     -------      --------      --------
Net cash used in financing activities                (7,193)     (25,900)          0       8,099        (8,632)      (33,626)
                                                    -------     ---------   --------     -------      --------      ---------
Net change in cash and cash equivalents                   0       (1,668)        122           0             0        (1,546)
Cash and cash equivalents at beginning of period          0        6,453          87           0             0         6,540
                                                    -------     --------    --------     -------      --------      --------
Cash and cash equivalents at end of period          $     0     $  4,785    $    209     $     0      $      0      $  4,994
                                                    =======     ========    ========     =======      ========      ========

NOTE 15. OTHER MATTERS

Transactions Between Agrilink Foods and AgriFrozen: Prior to February 2001, Agrilink Foods purchased frozen vegetables from AgriFrozen. AgriFrozen was a former subsidiary of Pro-Fac. For fiscal 2001, Agrilink Foods' purchases were approximately $25.6 million.

On February 16, 2001, Agrilink Foods purchased the frozen vegetable inventory of AgriFrozen. AgriFrozen's lender sold the inventory to Agrilink Foods pursuant to a private sale under the Uniform Commercial Code after AgriFrozen voluntarily surrendered the inventory to the lender. The purchase price was $31.6 million of which $10.0 million was paid to the lender on April 1, 2001, and the remaining balance was paid on August 1, 2001. In addition, under a related agreement between Agrilink Foods and AgriFrozen, Agrilink Foods funded certain operating costs and expenses of AgriFrozen, primarily in storing and converting the purchased inventory to finished goods, during a transition period which ended on June 30, 2001. Total funding was estimated to be approximately $8.7 million.
See NOTE 5 to the "Notes to Consolidated Financial Statements" for further discussion of the transaction.

In addition, AgriFrozen maintained an administrative service agreement with Agrilink Foods. Agrilink Foods provided certain management, consulting, and administrative services. For the year ended June 30, 2001, AgriFrozen incurred approximately $0.6 million in service fees related to the agreement. This agreement was terminated on June 30, 2001.

Legal Matters: On September 25, 2001, in the circuit court of Multnomah County, Oregon, Blue Line Farms commenced a class action suit against Agrilink Foods, Pro-Fac Cooperative, Inc., Mr. Mike Shelby, and "Does" 1-50, representing directors, officers, and agents of the corporate defendants.

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

The Unit Purchase Agreement contains specific provisions concerning the Blue Line Farms matter and certain other AgriFrozen-related litigation of Agrilink Foods. These provisions address the sharing of defense costs, as well as judgment and settlement costs, between Agrilink Foods and Pro-Fac. On an annual basis, Agrilink Foods has agreed to bear responsibility for the first $300,000 of defense costs. In addition, Agrilink agrees to bear responsibility for one-half of defense costs in excess of $300,000 and for one-half of judgment and settlement costs, subject to an aggregate cap of $3.0 million. Pro-Fac retains sole responsibility for costs associated with certain other AgriFrozen-related litigation matters.

In addition, the Cooperative is party to various other litigation and claims arising in the ordinary course of business. Management and legal counsel for the Cooperative are of the opinion that none of these legal actions will have a material effect on the financial position of the Cooperative.

Commitments: Agrilink Foods has guaranteed an approximate $1.7 million loan for the City of Montezuma to renovate a sewage treatment plant operated in Montezuma on behalf of the City.

NOTE 16. SUBSEQUENT EVENTS

The Transaction: On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac, Agrilink Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"):

(i) Pro-Fac contributed to the capital of Agrilink Holdings LLC, a Delaware limited liability company ("Holdings LLC"), all of the shares of Agrilink Foods' common stock owned by Pro-Fac, constituting 100% of the issued and outstanding shares of Agrilink Foods' capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72% common equity ownership; and

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units, Class A common units, and warrants which were immediately exercised to acquire additional Class A common units. After exercising the warrants, Vestar owns 56.24% of the common equity of Holdings LLC. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar/Agrilink Holdings. The transactions contemplated in and consummated pursuant to the Unit Purchase Agreement, are referred to herein collectively as the "Transaction."

Immediately following Pro-Fac's contribution of its shares of Agrilink Foods' common stock to Holdings LLC, Holdings LLC contributed those shares to Agrilink Holdings Inc. ("Holdings Inc."), a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC, and Agrilink Foods became an indirect, wholly-owned subsidiary of Holdings LLC. As a result of the Transaction, Pro-Fac owns 40.72% and Vestar owns 56.24% of the common equity securities of Holdings LLC. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

Also, as part of the Transaction, Stephen R. Wright, the General Manager and Secretary of Pro-Fac, together with executive officers of Agrilink Foods, and certain other members of Agrilink Foods' management, entered into subscription agreements with Holdings LLC to acquire (with a combination of cash and promissory notes) an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04% of the common equity ownership. As of the Closing Date, an additional approximately $0.5 million of Class C common units and Class D common units, representing less than 1% of the common equity ownership, remained unissued. The foregoing individuals are also parties to the Securityholders Agreement and the Limited Liability Agreement discussed below.

In addition, as part of the Transaction, certain amounts owed by Pro-Fac to Agrilink Foods were forgiven. The amounts forgiven were approximately $34.3 million and represented both borrowings for the working capital needs of Pro-Fac and $9.4 million demand receivable.

In connection with the Transaction, certain parties to the Transaction, including Pro-Fac and/or Agrilink Foods, entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement. Pro-Fac and Agrilink Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the existing marketing and facilitation agreement between Pro-Fac and Agrilink Foods which, until the Closing Date, governed the crop supply and purchase relationship between Agrilink Foods and Pro-Fac (the "Marketing and Facilitation Agreement") was terminated and, in consideration of such termination, Agrilink Foods will pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply.

(ii) Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Agrilink Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement supersedes and replaces the Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Agrilink Foods' preferred supplier of crops. Agrilink Foods will continue to pay Pro-Fac the CMV of crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Marketing and Facilitation Agreement. Agrilink Foods will make payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac will meet with Agrilink Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Agrilink Foods. Unlike the Marketing and Facilitation Agreement, however, the Amended and Restated Marketing and Facilitation Agreement does not permit Agrilink Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits and it does not require Pro-Fac to reinvest in Agrilink Foods any part of Pro-Fac's patronage income.

The Amended and Restated Marketing and Facilitation Agreement provides that Agrilink Foods will continue to provide to Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, for a period of five years from the Closing Date, Agrilink Foods will provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Agrilink Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Agrilink Foods).

Under the Amended and Restated Marketing and Facilitation Agreement, Agrilink Foods determines the amount of crops which Agrilink Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Agrilink Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of Agrilink Foods' needs for each particular crop, then certain shortfall payments will be made by Agrilink Foods to Pro-Fac. The defined crop amounts and targeted percentages are set based upon the needs of Agrilink Foods in the 2001 crop year (fiscal 2002). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop that can be paid over the term of the Amended and Restated

Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20 million over the term of the agreement.

The Amended and Restated Marketing and Facilitation Agreement may be terminated by Agrilink Foods in connection with certain change in control transactions affecting Agrilink Foods or Holdings Inc.; provided, however, that in the event that any such change in control occurs during the first three years after the Closing Date, Agrilink Foods must pay to Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, during the first three years after the Closing Date, Agrilink Foods sells one or more portions of its business, and if the purchaser does not continue to purchase the crops previously purchased by Agrilink Foods with respect to the transferred business, then such failure will be taken into consideration when determining if Agrilink Foods is required to make any shortfall payments to Pro-Fac. After such three-year period, Agrilink Foods may sell portions of its business and the volumes of crop purchases previously made by Agrilink Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

(iii) Transitional Services Agreement. Pro-Fac and Agrilink Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Agrilink Foods will provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Agrilink Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac.

Also pursuant to the Transitional Services Agreement, the general manager of Pro-Fac may also be an employee of Agrilink Foods, in which case he will report to the chief executive officer of Agrilink Foods with respect to his duties for Agrilink Foods, and to the Pro-Fac board of directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement will report only to the chief executive officer (or other representative) of Agrilink Foods.

(iv) Credit Agreement. Agrilink Foods and Pro-Fac have entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Agrilink Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Agrilink Foods is prohibited from making such advances under the terms of certain third party indebtedness of Agrilink Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B Common Units in Holdings LLC as security for advances under the Credit Facility.

(v) Limited Liability Company Agreement of Agrilink Holdings LLC. Pro-Fac and Vestar, together with others, are parties to a limited liability company agreement dated August 19, 2002 (the "Limited Liability Company Agreement") that contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Agrilink Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC.

Among other things, the Limited Liability Company Agreement provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries, after August 19, 2007 (the date after which no further payments are scheduled to be made under the Termination Agreement) and prior to a sale of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Agrilink Foods to distribute annually to Holdings Inc., and Holdings Inc. to distribute to Holdings LLC, up to $24.8 million of cash flow from operations of Agrilink Foods, to be distributed to the holders of Holdings LLC common units in accordance with the provisions of the Limited Liability Company Agreement. There can be no assurances that Holdings LLC will make any such distribution.

(vi) Securityholders Agreement. Holdings LLC, Pro-Fac and Vestar, together with others, entered into a securityholders agreement dated August 19, 2002 (the "Securityholders Agreement") containing terms and conditions relating to the transfer of membership interests in and the management of Holdings LLC. Among other things, the Securityholders Agreement includes a voting agreement pursuant to which the holders of common units agree to vote their common units and to take any other action necessary to cause the authorized number of members or directors for each of the respective management committees or boards of directors of Holdings LLC, Holdings Inc. and Agrilink Foods to be set at nine and to elect or cause to be elected to the respective management committees or boards of directors of Holdings LLC, Holdings Inc. and Agrilink Foods, five members/directors designated by Vestar, two members/directors designated by Pro-Fac, one member/director who shall be the chief executive officer of Agrilink Foods and one member/director designated by Vestar who shall be independent of Holdings LLC, its subsidiaries' management (including Agrilink Foods) and Vestar.

                            PRO-FAC COOPERATIVE, INC.
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the fiscal years ended June 29, 2002 and June 30, 2001 appears in the following table. The fourth quarter of fiscal 2001 reflects 14 weeks and all other quarters reflect 13-week periods.

In the opinion of management, all adjustments necessary for a fair presentation of the unaudited quarterly data have been made.

(Dollars in Thousands Except Per Share)
                                                                                Quarters
                                                 -------------------------------------------------------------------------
Fiscal 2002                                          1             2               3               4           Total Year
                                                 ---------     ---------       ---------      ----------       -----------
Net sales                                        $249,232      $294,549        $244,886       $ 221,873        $1,010,540
Gross profit                                     $ 45,870      $ 70,663        $ 53,949       $  44,761        $  215,243
Pretax income/(loss) before dividends,
     and allocation of net proceeds              $ (4,512)     $ 22,634        $  7,596       $(171,063)       $ (145,345)
Net (loss)/income                                $ (2,728)     $ 15,306        $  5,433       $(134,795)       $ (116,784)
Cash dividends declared per share on
   Class A Cumulative Preferred Stock            $   0.43      $   0.43        $   0.43       $    0.43        $     1.72
Market price per share on Class A
   Cumulative Preferred Stock (Nasdaq)
     High                                        $ 17.550      $ 17.300        $ 17.000       $  18.000        $   18.000
     Low                                         $ 16.420      $ 15.500        $ 15.650       $  16.700        $   15.500


(Dollars in Thousands Except Per Share)
                                                                                Quarters
                                                 -------------------------------------------------------------------------
Fiscal 2001                                          1             2               3               4           Total Year
                                                 ---------     ---------       ---------      ----------       -----------
Net sales                                        $281,523      $340,106        $274,427       $281,224         $1,177,280
Gross profit                                     $ 52,486      $ 64,772        $ 56,325       $ 47,515         $  221,098
Pretax income/(loss) before dividends,
     and allocation of net proceeds              $     62      $ 12,560        $    179       $(11,349)        $    1,452
Net (loss)/income                                $   (781)     $  9,239        $   (541)      $ (7,433)        $      484
Cash dividends declared per share on
   Class A Cumulative Preferred Stock            $   0.43      $   0.43        $   0.43       $   0.43         $     1.72
Market price per share on Class A
   Cumulative Preferred Stock (Nasdaq)
     High                                        $ 17.625      $ 17.000        $ 16.750       $ 18.500         $   18.500
     Low                                         $ 14.313      $ 15.250        $ 15.250       $ 16.250         $   14.313

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS

      Set forth below is certain information about the individuals that currently serve as directors and executive officers of Pro-Fac.

                       MANAGEMENT AND DIRECTORS OF PRO-FAC

                                          Date
                 Name                    of Birth                      Positions
       ------------------------          --------           -----------------------------
       Bruce R. Fox                        1947             Director and President
       Steven D. Koinzan                   1948             Director and Vice President
       Tom R. Croner                       1942             Director and Treasurer
       Stephen R. Wright                   1947             General Manager and Secretary
       Dale W. Burmeister                  1940             Director
       Peter R. Call                       1956             Director
       Glen Lee Chase                      1937             Director
       Kenneth A. Dahlstedt                1954             Director
       Robert DeBadts                      1957             Director
       Kenneth A. Mattingly                1948             Director
       Allan W. Overhiser                  1960             Director
       Paul E. Roe                         1939             Director
       Darell Sarff                        1949             Director
       James A. Pierson                    1937             Director
       Cornelius D. Harrington, Jr.        1927             Director
       Frank M. Stotz                      1930             Director

Bruce R. Fox has been a Director of Pro-Fac since 1974. He was Treasurer of Pro-Fac from 1984 until March 27, 1995, when he was elected President. He has been a member of Pro-Fac since 1974. Mr. Fox is a fruit and vegetable grower (N.J. Fox & Sons, Inc., Shelby, MI). Mr. Fox has been a Director of Agrilink Foods since November 1994.

Steven D. Koinzan has been a Director of Pro-Fac since 1983. He was Secretary of Pro-Fac from March 1993 until March 1995, and Treasurer from March 1995 until 2000, when he was elected Vice President. He has been a member of Pro-Fac since 1979. Mr. Koinzan is a popcorn, field corn and soybean farmer (Koinzan Farms; Norden, Nebraska). Mr. Koinzan was named a Director of Agrilink Foods in November 1994. Mr. Koinzan was replaced on the Board of Directors of Agrilink Foods effective August 29, 2002.

Tom R. Croner has been a Director of Pro-Fac since 1985 and a member of Pro-Fac since 1973. He was elected Treasurer of Pro-Fac in August 2002. Mr. Croner is a dairy and potato farmer (T-Rich Inc.; Berlin, Pennsylvania).

Stephen R. Wright has been an officer and the General Manager of Pro-Fac since March 1995 and was elected as Secretary in June 1999. Mr. Wright previously served as Assistant General Manager. He has been Executive Vice President of Agrilink Foods since November 6, 1996. He was Senior Vice President - Procurement of Agrilink Foods from November 1994 and Vice President - Procurement for Agrilink Foods from 1990 to November 1994, having served as Director of Commodities and Administration Services for Agrilink Foods from 1988 to 1990.

Dale W. Burmeister has been a Director of Pro-Fac since 1992 and a member of Pro-Fac since 1974. Mr. Burmeister is a fruit and vegetable grower (Lakeshore Farms, Inc.; Shelby, Michigan).

Peter R. Call was elected a Director of Pro-Fac in February 2000. He became a Director of Agrilink Foods on August 29, 2002. Mr. Call is a vegetable and grain farmer (My-T Acres, Inc., Batavia, New York).

Glen Lee Chase has been a Director of Pro-Fac since 1989 and a member of Pro-Fac since 1984. Mr. Chase is a peanut, poultry, grain and vegetable farmer (Chase Farms Inc.; Oglethorpe, Georgia).

Kenneth A. Dahlstedt was elected a Director of Pro-Fac in February 1998 and has been a member of Pro-Fac since 1983. Mr. Dahlstedt is a vegetable grower.

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

Paul E. Roe has been a Director of Pro-Fac since 1986 and a member of Pro-Fac since 1961. Mr. Roe was named a Director of Agrilink Foods in November 1994 Mr. Roe resigned from Agrilink Foods' Board of Directors on August 19, 2002. Mr. Roe is a vegetable, grain and dry bean farmer (Roe Acres, Inc.; Bellona, New York).

Darell Sarff was elected a Director of Pro-Fac in February 1997 and has been a member of Pro-Fac since 1988. Mr. Sarff is a grain and vegetable farmer (Sarff Farms; Chandlerville, Illinois).

James A. Pierson was elected as a Director of Pro-Fac in August 2002. Mr. Pierson retired in 2001 from his position as President and Chief Operating Officer of CoBank. He held various positions at Farm Credit Banks of Springfield, Massachusetts between 1975 and 1994, including President and Chief Executive Officer from 1987 to 1994. He is currently a member of the Bennett Roundtable of the Farm Foundation and served as a Director of the Farm Credit System Funding Corporation and the National Council of Farmer Cooperatives.

Cornelius D. Harrington Jr., was elected as a Director of Pro-Fac in August 2002. Prior to his retirement, he was President of the Bank of New England-West in Springfield, MA a predecessor to the Bank of New England-West from 1978 to December 1990. He was Chief Executive Officer of the Bank of New England-West from 1984 to December 1990. Until 1987, he served as Chairman of the Board of Directors of BayState Medical Center in Springfield, Massachusetts. He is a former Director of the Farm Credit Bank of Springfield.

Frank M. Stotz was elected as a Director of Pro-Fac in August 2002. Mr. Stotz retired in 1994 from his position as Senior Vice President - Finance of Bausch & Lomb Incorporated. Before joining Bausch & Lomb in that capacity in 1991, Mr. Stotz was a partner for 25 years with Price Waterhouse (now
PricewaterhouseCoopers LLP).

Term of Office: Directors of Pro-Fac are elected for three-year terms, and one-third of the directors are elected annually. Officers of Pro-Fac are elected for one-year terms.

Section 16(a) Beneficial Ownership Reporting Compliance: Section 16(a) of the Securities Exchange Act of 1934 requires Pro-Fac's directors and executive officers, and persons who own more than 10% of a registered class of Pro-Fac's equity securities, to file reports of ownership and changes in ownership of the securities of Pro-Fac with the Securities and Exchange Commission (the "SEC"). Officers, directors and beneficial owners of more than 10% of any class of Pro-Fac's equity securities are required by SEC regulation to furnish Pro-Fac with copies of all Section 16(a) reports they file.

Based upon review of the copies of such reports and written representations that no other reports were required, Pro-Fac believes that during the fiscal year ended June 29, 2002, all filing requirements under Section 16(a) applicable to its officers, directors, and greater than 10% beneficial owners were complied with except as follows: Due to inadvertent administrative errors, Mr. Tom Croner filed a late report on Form 4 reporting a single transaction.

Involvement in Certain Legal Proceedings: Mr. Stephen Wright was previously an executive officer of PF Acquisition II, Inc. a former subsidiary of Pro-Fac . On June 27, 2001, PF Acquisition II, Inc. filed a petition under the federal bankruptcy laws.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the total compensation, for each of the last three fiscal years, for the chief executive officer and the four other most highly compensated executive officers who were serving as executive officers of Pro-Fac at the end of fiscal 2002 (collectively, the "Named Executive Officers").

Executive Compensation
Summary Compensation Table

                                                                                        Annual
                                                                                     Compensation(1)           401(k)
                                                                                 ---------------------        Matching
Name and Principal Position                                        Year          Salary        Bonus(2)     Contributions
---------------------------                                        ----          ------        --------     -------------
Dennis M. Mullen                                                   2002         $600,000        $     0        $8,538
   President and Chief Executive Officer and Director              2001         $600,000        $     0        $9,808
   of Agrilink Foods, Inc.                                         2000         $525,000        $     0        $3,173

Earl L. Powers                                                     2002         $305,250        $     0        $6,105
   Executive Vice President and Chief Financial Officer            2001         $305,104        $     0        $4,444
   of Agrilink Foods, Inc.                                         2000         $283,854        $     0        $4,125

David M. Mehalick                                                  2002         $260,000        $     0        $5,500
   Vice President and General Counsel                              2001         $253,067        $50,000        $7,289
   of Agrilink Foods, Inc.                                         2000         $241,867        $     0        $    0

Carl W. Caughran                                                   2002         $240,000        $     0        $6,138
   Executive Vice President - Operations                           2001         $232,050        $     0        $6,880
   of Agrilink Foods, Inc.                                         2000         $218,400        $     0        $3,276

Stephen R. Wright                                                  2002         $225,000        $     0        $6,534
   Executive Vice President - Member/Investor Relations            2001         $222,685        $     0        $6,556
   of Agrilink Foods, Inc.                                         2000         $212,160        $     0        $3,120
   General Manager and Secretary of Pro-Fac
   Cooperative, Inc.

(1) No Named Executive Officer has received perquisites and other personal benefits, securities, or property during the period in excess of the lesser of $50,000 or 10 percent of annual salary and bonus reported by such officer.

(2) Pursuant to the Management Incentive Plan of the Cooperative (the "Incentive Plan"), additional compensation is paid if justified by the activities of the officers and employees eligible under the Incentive Plan and by the earnings of Pro-Fac.

Long-Term Incentive Plan: On June 24, 1996, Agrilink Foods introduced a long-term incentive program, the Agrilink Foods Equity Value Plan, which it has amended from time to time. The Equity Value Plan provided performance units to a select group of management. The future value of the performance units was determined by Agrilink Foods' performance on earnings and debt repayment.

On June 26, 2002, Agrilink Foods terminated the Equity Value Plan. There are no active units in this program; however, a liability of approximately $100,000 remains accrued for the payment of benefits of previously terminated and retired employees. This liability is expected to be paid by Agrilink Foods in September 2002.

Retirement Plans: Agrilink Foods' Master Salaried Retirement Plan (the "Pension Plan") provided defined retirement benefits for its officers and all salaried exempt and non-exempt personnel. This plan was amended to freeze benefit accruals effective September 2001. Participants who, on that date, were actively employed and had attained the age of 40, completed five years of vesting service, and whose sum of age and vesting service was 50 or more, were grandfathered. Grandfathered participants are entitled to continue to earn benefit service in accordance with the provisions of the plan with respect to periods of employment after September 2001, but in no event beyond September 2006. The compensation upon which the pension benefits are determined is included in the salary columns of the "Summary Pension Plan Table" below.

For retirement before age 65, the annual benefits are reduced by an amount for each year prior to age 65 at which such retirement occurs so that if retirement occurs at age 55, the benefits are 70 percent of those payable at age 65.

The approximate number of years of Plan participation under Agrilink Foods' Pension Plan as of June 29, 2002, of the Executive Officers listed in the Summary Compensation Table are as follows: Dennis M. Mullen-12, Earl L. Powers-10, David M. Mehalick-1, Carl W. Caughran-5, and Stephen R. Wright-26.

Agrilink Foods maintains an Excess Benefit Retirement Plan which serves to provide employees with the same retirement benefit they would have received from Agrilink Foods' Master Salaried Retirement Plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code, which was $150,000 on January 1, 1994, having been revised in the 1992 Omnibus Budget Reform Act. In September 2001, Agrilink Foods made the decision to freeze benefits in the same manner as described for the Master Salaried Retirement Plan.

In fiscal 2001, Agrilink Foods adopted a non-tax qualified Supplemental Executive Retirement Plan ("SERP") which provides additional retirement benefits to the Company's Chief Executive Officer. Agrilink Foods has not pre-funded this liability at June 29, 2002. The projected and accumulated benefit obligation under the plan at June 29, 2002 was $802,000.

The Agrilink Foods' Chief Executive Officer has agreed to a modification to the SERP under which he is covered. The modification prevents the Transaction from being treated as a change of control for purposes of the SERP. As such, the closing of the Transaction did not accelerate the vesting of benefits under the SERP.

The following table shows the estimated pension benefits payable to a covered participant, at age 65, at the specified final average pay, and years of credited service levels under Agrilink Foods' Master Salaried Retirement Plan and the Excess Benefit Retirement Plan.

                                                        Pension Plan Table

                                                    Years of Plan Participation
              Final         -------------------------------------------------------------------------------
           Average Pay         15                20               25             30                   35
           -----------      --------          --------         --------       --------             --------
            $125,000        $21,563          $ 28,750         $ 35,938       $ 43,125              $ 50,313
             150,000         25,875            34,500           43,125         51,750                60,375
             175,000         30,188            40,250           50,313         60,375                70,438
             200,000         34,500            46,000           57,500         69,000                80,500
             225,000         38,813            51,750           64,688         77,625                90,563
             250,000         43,125            57,500           71,875         86,250               100,625
             275,000         47,438            63,250           79,063         94,875               110,688
             300,000         51,750            69,000           86,250        103,500               120,750
             325,000         56,063            74,750           93,438        112,125               130,813
             350,000         60,375            80,500          100,625        120,750               140,875
             375,000         64,688            86,250          107,813        129,375               150,938
             400,000         69,000            92,000          115,000        138,000               161,000
             425,000         73,313            97,750          122,188        146,625               171,063
             450,000         77,625           103,500          129,375        155,250               181,125
             475,000         81,938           109,250          136,563        163,875               191,188
             500,000         86,250           115,000          143,750        172,500               201,250

Termination Protection Provisions: Agrilink Foods adopted a revised Salary Continuation Agreement for Mr. Mullen on August 22, 2001, whereby two years of salary and benefits continuation will be provided if Mr. Mullen's employment is involuntarily terminated for reasons other than for "cause" as such term is defined in the Agreement.

Agrilink Foods adopted a Key Executive Severance Plan with respect to named executives on January 16, 2002, whereby two years of salary and benefits continuation will be provided if their employment is involuntarily terminated at any time when a "Change of Control," as defined in the Plan, is anticipated or within two years after a Change of Control, for reasons other than for "cause" as such term is defined in the Plan.

Directors' Compensation: During fiscal 2002, Pro-Fac Directors were each paid an annual retainer. Messrs. Croner, Burmeister, Call, Chase, Dahlstedt, DeBadts, Mattingly, Overhiser, Roe, and Sarff were paid an annual retainer of $20,000. Mr. Koinzan was paid an annual retainer of $25,000. Mr. Fox, who also served as Chairman of the Board of Directors of Pro-Fac during fiscal 2002 was paid an annual retainer of $40,000. All other non-employee directors of Agrilink Foods, Messrs. Harrington, Payne, Pierson and Stotz received an annual retainer of $35,000 each. Directors are paid an additional $2,000 retainer for each board committee on which they serve as chairman; otherwise, Directors are not paid additional compensation for serving on a standing committee of the Board of Directors or for their participation in special assignments in their capacity as directors. All directors receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of June 29, 2002, with respect to (i) each person known by Pro-Fac to own beneficially 5 percent or more of any class of Pro-Fac's voting securities, (ii) each director and named executive officer of Pro-Fac and (iii) all directors and officers of Pro-Fac as a group.

                                                                              Amount and Nature of     Percent of
           Name                                   Title of Class             Beneficial Ownership(a)    Class(b)
------------------------------------        ----------------------------     -----------------------   ----------
Dale W. Burmeister                          Common                                 11,646 (c)             0.57%
                                            Class A Cumulative Preferred              657 (c)             0.01%
                                            Class A Cumulative Preferred           10,348                 0.23%

Peter R. Call                               Common                                 42,856 (d)             2.10%
                                            Class A Cumulative Preferred           27,177 (d)             0.60%
                                            Class A Cumulative Preferred           14,194 (e)             0.32%
                                            Class A Cumulative Preferred            5,361 (f)             0.12%
                                            Class A Cumulative Preferred            8,246                 0.18%

Carl W. Caughran                            None

Glen Lee Chase                              Common                                  9,472 (g)             0.46%
                                            Class A Cumulative Preferred            8,174 (g)             0.18%

Tom R. Croner                               Common                                  3,776 (h)             0.19%
                                            Class A Cumulative Preferred           13,315 (i)             0.30%
                                            Class A Cumulative Preferred              200 (j)             0.00%

Kenneth A. Dahlstedt                        Common                                  7,375                 0.36%
                                            Common                                  1,833 (m)             0.09%
                                            Class A Cumulative Preferred              330                 0.00%

Robert DeBadts                              Common                                 12,737 (k)             0.62%
                                            Class A Cumulative Preferred           12,732 (k)             0.28%
                                            Class A Cumulative Preferred              100 (l)             0.00%

Bruce R. Fox                                Common                                 22,179 (n)             1.09%
                                            Common                                    240 (p)             0.01%
                                            Class A Cumulative Preferred            9,253 (n)             0.21%
                                            Class A Cumulative Preferred            8,317 (o)             0.18%
                                            Class A Cumulative Preferred            1,085                 0.02%
                                            Class A Cumulative Preferred              820 (t)             0.02%

Cornelius D. Harrington, Jr.                None

Steven D. Koinzan                           Common                                  9,000                 0.44%
                                            Class A Cumulative Preferred            5,235                 0.12%

Kenneth A. Mattingly                        Common                                 13,918 (q)             0.68%
                                            Class A Cumulative Preferred           11,287 (q)             0.25%

David M. Mehalick                           Class B Cumulative Preferred            1,000                 4.84%

Dennis M. Mullen                            None

                                                                              Amount and Nature of     Percent of
           Name                                   Title of Class             Beneficial Ownership(a)    Class(b)
------------------------------------        ----------------------------     -----------------------   ----------
Allan W. Overhiser                          Common                                   3,066 (r)            0.15%
                                            Class A Cumulative Preferred             2,067 (r)            0.05%

James A. Pierson                            None

Earl L. Powers                              None

Paul E. Roe                                 Common                                  17,965 (s)            0.88%
                                            Class A Cumulative Preferred             6,538 (s)            0.15%

Darell Sarff                                Common                                   2,616                0.13%
                                            Class A Cumulative Preferred             1,846                0.04%

Frank M. Stotz                              None

Stephen R. Wright                           Class A Cumulative Preferred             1,140                0.03%

All directors and officers as a group       Common                                 158,679                7.78%
                                            Class A Cumulative Preferred           148,422                3.30%
                                            Class B Cumulative Preferred             1,000                4.84%

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

(e)    Record ownership by My-T Acres, Inc. Employee Profit Sharing Plan

(f)    Record ownership by Call Farms, Inc.

(g)    Record ownership by Chase Farms, Inc.

(h)    Record ownership by Richard Croner & Son

(i)    Record ownership by T-Rich, Inc.

(j)    Record ownership by Richard F. Croner Trust

(k)    Record ownership by Lake Breeze Fruit Farm, Inc.

(l)    Record ownership jointly with spouse

(m)    Record ownership by Ag-Pro, Inc.

(n)    Record ownership by N.J. Fox & Sons, Inc.

(o)    Record ownership by Kathleen Fox

(p)    Record ownership by AEBIG Apple LLC

(q)    Record ownership by M-B Farms, Inc.

(r)    Record ownership by A.W. Overhiser Orchards

(s)    Record ownership by Roe Acres, Inc.

(t)    Record ownership by Bruce Fox IRA

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Purchase of Crops From Pro-Fac: Each of the members of Pro-Fac sells crops to Pro-Fac pursuant to a general marketing agreement between such member and Pro-Fac. Under the Marketing and Facilitation Agreement (in effect prior to the closing of the Transaction), such crops in turn were sold to Agrilink Foods. During fiscal 2002, the following directors and executive officers of Pro-Fac, directly or indirectly through entities owned or controlled by such officers and directors, sold crops to Pro-Fac and provided harvesting, trucking and waste removal services to Agrilink Foods for the following aggregate amounts:

(Dollars in Thousands)
                                                   RELATIONSHIP                   GROSS PURCHASES
        NAME                                        TO PRO-FAC                     IN FISCAL 2002
----------------------                           ---------------------------    ----------------------
                                                                                (Dollars in Thousands)
Dale W. Burmeister...........................    Director                              $  405
Peter R. Call................................    Director                              $3,750
Glen Lee Chase...............................    Director                              $  214
Tom R. Croner................................    Director and Treasurer                $   94
Kenneth A. Dahlstedt.........................    Director                              $  329
Robert DeBadts...............................    Director                              $  511
Bruce R. Fox*................................    Director and President                $1,480
Steven D. Koinzan*...........................    Director and Vice President           $  442
Kenneth A. Mattingly.........................    Director                              $1,906
Allan W. Overhiser...........................    Director                              $   70
Paul E. Roe*.................................    Director                              $  906
Darell Sarff.................................    Director                              $   93

* Bruce R. Fox, Steven D. Koinzan, and Paul E. Roe were directors of both Pro-Fac and Agrilink Foods at June 29, 2002. Mr. Roe resigned from Agrilink Foods' Board of Directors on August 19, 2002. Mr. Koinzan was replaced on the Board of Directors of Agrilink Foods on August 29, 2002. Effective August 29, 2002, Mr. Call was appointed to the Board of Directors of Agrilink Foods.

DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by New York law and in accordance with the policy of that state, the Cooperative has obtained insurance from St. Paul Mercury Insurance Company insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative. This insurance has a term expiring on August 19, 2003, at an annual cost of approximately $120,000. Additionally, the Cooperative has obtained insurance from St. Paul Mercury Insurance Company and Great American Insurance Company, insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative for events occurring prior to August 19, 2002 where claims are submitted prior to August 19, 2008. This insurance has a term expiring on August 19, 2008, at a cost of approximately $463,000. As of the date of this Report of Form 10-K, no sums have been paid to any officers or directors of the Cooperative under this indemnification insurance policies.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

The following appears in ITEM 8 of this report:

ITEM                                                                                                                    Page
----                                                                                                                    ----
Pro-Fac Cooperative, Inc. and Consolidated Subsidiary:
   Management's Responsibility for Financial Statements...............................................................   28
   Report of Independent Accountants..................................................................................   29
   Consolidated Financial Statements for the years ended
     June 29, 2002, June 30, 2001, and June 24, 2000:
     Consolidated Statements of Operations, Net Proceeds, and Comprehensive Income for the years ended June 29, 2002,
       June 30, 2001, and June 24, 2000...............................................................................   30
     Consolidated Balance Sheet at June 29, 2002 and June 30, 2001....................................................   31
     Consolidated Statement of Cash Flows for the years ended June 29, 2002, June 30, 2001, and June 24, 2000.........   32
     Consolidated Statements of Changes in Shareholders' and Members' Capitalization and Redeemable Stock
       for the years ended June 29, 2002, June 30, 2001, and June 24, 2000............................................   33
     Notes to Consolidated Financial Statements.......................................................................   34
     Selected Quarterly Financial Data................................................................................   65

         (2) The following additional financial data are set forth herein:
               SCHEDULE II:  Valuation and Qualifying Accounts

                                                                  SCHEDULE II

Pro-Fac Cooperative, Inc.
Valuation and Qualifying Accounts
For the Three Fiscal Years Ended June 29, 2002

                                                                                   Fiscal Years Ended
                                                                      ------------------------------------------------
                                                                      June 29, 2002   June 30, 2001      June 24, 2000
                                                                      -------------   -------------      -------------

Allowance for doubtful accounts
   Balance at beginning of period                                     $   843,000      $  998,000        $ 1,607,000
   Additions charged to expense                                           557,000         610,000            201,000
   Deductions                                                            (669,000)       (613,000)          (810,000)
   Change due to abandonment of PF Acquisition II, Inc.*                        0        (152,000)                 0
                                                                      -----------      ----------        -----------
   Balance at end of period                                           $   731,000      $  843,000        $   998,000
                                                                      ===========      ==========        ===========

Inventory reserve**
   Balance at beginning of period                                     $ 3,135,000      $3,385,000        $ 8,401,000
   Net change                                                           3,792,000        (250,000)        (5,016,000)
                                                                      -----------      ----------        -----------
   Balance at end of period                                           $ 6,927,000      $3,135,000        $ 3,385,000
                                                                      ===========      ==========        ===========

Tax valuation allowance***
   Balance at beginning of period                                     $ 5,891,000      $5,752,000        $ 1,409,000
   Net change                                                           8,649,000         139,000          4,343,000
                                                                      -----------      ----------        -----------
Balance at end of period                                              $14,540,000      $5,891,000        $ 5,752,000
                                                                      ===========      ==========        ===========

* See further discussion at NOTE 5 to the "Notes to Consolidated Financial Statements."

** Difference between FIFO cost and market applicable to inventories. Reductions in the reserve in fiscal 2000 and 2001 were recorded as related inventory was disposed of.

*** See further discussion regarding tax matters at NOTE 10 to the "Notes to Consolidated Financial Statements."

Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

         (3) The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:

         (b)  Reports on Form 8-K:

              On June 21, 2002, the Cooperative filed a report on Form 8-K to report that it expects Agrilink Foods to record a non-cash goodwill impairment charge, and that it had entered into a definitive agreement with Vestar Capital Partners providing for a $175.0 million equity investment in Agrilink Foods.

(c) EXHIBITS:
Exhibit
Number                              Description
------   ----------------------------------------------------------------------

2.1      Unit Purchase Agreement (filed as Exhibit 99.2 to Pro-Fac Cooperative,
         Inc.'s Form 8-K filed September 3, 2002 and incorporated herein by reference).

3.1      Restated Certificate of Incorporation of Pro-Fac Cooperative, Inc.
         dated August 19, 2002 (filed herewith).

3.2      Pro-Fac Cooperative, Inc. bylaws as amended August 19, 2002
         (filed herewith).

4.1 Indenture, dated as of November 18, 1998, between Agrilink Foods, Inc., the Guarantors named therein and IBJ Schroder Bank & Trust Company,
         Inc., as Trustee (filed as Exhibit 4.1 to Agrilink Foods, Inc.'s
         Registration Statement on Form S-4 filed January 5, 1999 (Registration
         No. 333-70143) and incorporated herein by reference).

4.2 Form of 11 7/8% Senior Subordinated Notes due 2008 (filed as Exhibit B, to Exhibit 4.1 to Agrilink Foods, Inc.'s Registration Statement on
         Form S-4 filed January 5, 1999 (Registration No. 333-70143) and incorporated herein by reference).

4.3      First Supplemental Indenture (amending the Indenture referenced in
         Exhibit 4.1 herein) dated July 22, 2002 (filed herewith).

4.4      Indenture, dated as of November 3, 1994, among PFAC, Pro-Fac and IBJ
         Schroder Bank & Trust Company, as Trustee, as amended by First
         Supplemental Indenture, dated as of November 3, 1994, each with respect to Agrilink Foods, Inc.'s 12.25% Senior Subordinated Notes due 2005
         (filed as Exhibit 4.1 to Agrilink Foods, Inc.'s Registration Statement on Form S-4 filed November 14, 1994 (Registration No. 33-56517) and incorporated herein by reference).

4.5      Second Supplemental Indenture (amending the Indenture referenced in
         Exhibit 4.4 herein) dated November 10, 1997 (filed as Exhibit 10.25 to
         Pro-Fac's Annual Report on Form 10-K for the fiscal year ended June 27,
         1998, and incorporated herein by reference).

4.6      Third Supplemental Indenture (amending the Indenture referenced in
         Exhibit 4.4 herein) dated September 24, 1998 (filed as Exhibit 10.26 to
         Pro-Fac's Annual Report on Form 10-K for the fiscal year ended June 26,
         1999, and incorporated herein by reference).

4.7      Amended and Restated Marketing and Facilitation Agreement dated August
         19, 2002 between Pro-Fac Cooperative, Inc., and Agrilink Foods, Inc.
         (filed as Exhibit 99.4 to Pro-Fac's Current Report on Form 8-K filed
         September 3, 2002 and incorporated herein by reference).

10.2     Termination Agreement dated August 19, 2002 (filed as Exhibit 99.3 to
         Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.3 Marketing and Facilitation Agreement, dated as of November 3, 1994, between the Cooperative and Agrilink Foods, Inc. (filed as Exhibit 10.1 to Agrilink Foods, Inc.'s Registration Statement on Form S-4 filed
         November 17, 1994 (Registration No. 33-56517) and incorporated herein by reference).

10.4     Amendment to Marketing and Facilitation Agreement between the
         Cooperative and Agrilink Foods, Inc. dated September 23, 1998 (filed as
         Exhibit 10.9 to Pro-Fac's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 27, 1999 and incorporated herein by reference).

10.5     Management Incentive Plan, as amended (filed as Exhibit 10.2 to
         Agrilink Foods, Inc.'s Registration Statement on Form S-4 filed
         November 17, 1994 (Registration No. 33-56517) and incorporated herein by reference).

(c) EXHIBITS (Continued):
Exhibit
Number                              Description
------   ----------------------------------------------------------------------

10.6     Supplemental Executive Retirement Plan, as amended (filed as Exhibit
         10.3 to Agrilink Foods, Inc.'s Registration Statement on Form S-4 filed
         November 17, 1994 (Registration No. 33-56517) and incorporated herein by reference).

10.7     Non-Qualified Profit Sharing Plan, as amended (filed as Exhibit 10.6 to
         Agrilink Foods, Inc.'s Registration Statement on Form S-4 filed
         November 17, 1994 (Registration No. 33-56517) and incorporated herein by reference).

10.8     Second Amendment to Non-Qualified Profit Sharing Plan (filed as Exhibit
         10.14 to Pro-Fac's Registration Statement on Form S-1 filed June 15,
         1995 (Registration No. 33-60273) and incorporated herein by reference).

10.9     Raw Product Supply Agreement with Seneca Foods Corporation (filed as
         Exhibit 10.22 to Pro-Fac's Annual Report on Form 10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference).

10.10    Subordinated Promissory Note of Agrilink Foods, Inc. to Dean Foods
         Company, dated as of September 23, 1998 (filed as Exhibit 10.3 to
         Pro-Fac's Quarterly Report on Form 10-Q for the first fiscal quarter ended September 26, 1998 and incorporated herein by reference).

10.11    Credit Agreement among the Cooperative, Agrilink Foods, Inc., and
         Harris Trust and Savings Bank, and Bank of Montreal, Chicago Branch, and the Lenders from time to time party hereto, dated as of September
         23, 1998 (filed as Exhibit 10.1 to Pro-Fac's Quarterly Report on Form
         10-Q for the first fiscal quarter ended September 26, 1998 and incorporated herein by reference).

10.12    First Amendment to the Credit Agreement referenced in 10.11 herein
         (filed as Exhibit 10.1 to Pro-Fac's Amended Quarterly Report on Form
         10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

10.13    Second Amendment to the Credit Agreement referenced in 10.11 herein
         (filed as Exhibit 10.2 to Pro-Fac's Amended Quarterly Report on Form
         10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

10.14 Third Amendment to the Credit Agreement referenced in Exhibit 10.11 herein (filed as Exhibit 10.3 to Pro-Fac's Amended Quarterly Report on
         Form 10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

10.15 Fourth Amendment to the Credit Agreement referenced in Exhibit 10.11 herein (filed as Exhibit 10.4 to Pro-Fac's Amended Quarterly Report on
         Form 10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

10.16 Fifth Amendment to the Credit Agreement referenced in Exhibit 10.11 herein (filed as Exhibit 10.5 to Pro-Fac's Amended Quarterly Report on
         Form 10-Q/A for the first fiscal quarter ended September 25, 1999 and incorporated herein by reference).

10.17 Sixth Amendment to the Credit Agreement referenced in Exhibit 10.11 herein (filed as Exhibit 10.1 to Pro-Fac's quarterly report on Form
         10-Q for the first quarter ended September 23, 2000, and incorporated herein by reference).

10.18 Seventh Amendment to the Credit Agreement referenced in Exhibit 10.11 herein (filed as Exhibit 10.28 to Pro-Fac's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference).

10.19 Marketing and Facilitation Agreement, dated as of February 22, 1999, between the Cooperative and PF Acquisition II, Inc. (filed as Exhibit
         10.5 to Pro-Fac's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 27, 1999 and incorporated herein by reference).

(c) EXHIBITS (Continued):
Exhibit
Number                              Description
------   ----------------------------------------------------------------------

10.20    Excess Benefit Retirement Plan, as amended (filed as Exhibit 10.27 to
         Pro-Fac's quarterly report on Form 10-Q for the second quarter ended
         December 23, 2000, and incorporated herein by reference).

10.21    Supplemental Executive Retirement Agreement (filed as Exhibit 10.28 to
         Pro-Fac's quarterly report on Form 10-Q for the second quarter ended
         December 23, 2000, and incorporated herein by reference).

10.22    Amendment to the Supplemental Executive Retirement Agreement (filed herewith).

10.23    Bill of Sale Agreement By and Between Agrilink Foods, Inc. and CoBank,
         ACB (filed as Exhibit 10.30 to Pro-Fac's quarterly report on Form 10-Q for the third quarter ended March 23, 2001, and incorporated herein by reference).

10.24    Salary Continuation Agreement - Dennis M. Mullen (filed as Exhibit
         10.27 to Pro-Fac's Annual Report on Form 10-K for the fiscal year ended
         June 30, 2001 and incorporated herein by reference).

10.25    Equity Value Plan as amended and restated effective August 23, 2000
         (filed as Exhibit 10.1 to Pro-Fac's Quarterly Report on Form 10-Q for the second fiscal quarter ended December 29, 2001, and incorporated herein by reference).

10.26    Management Incentive Plan (filed as Exhibit 10.2 to Pro-Fac's Quarterly
         Report on Form 10-Q for the second fiscal quarter ended December 29, 2001, and incorporated herein by reference).

10.27    Master Salaried Retirement Plan, as amended and restated, effective
         January 1, 2002 (filed as Exhibit 10.3 to Pro-Fac's Quarterly Report on
         Form 10-Q for the second fiscal quarter ended December 29, 2001, and incorporated herein by reference).

10.28    Agrilink Foods, Inc. Key Severance Plan-A, (filed as Exhibit 10.1 to
         Pro-Fac's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 30, 2002, and incorporated herein by reference).

10.29    Transitional Services Agreement dated August 19, 2002 (filed as Exhibit
         99.5 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.30    Credit Agreement dated August 19, 2002 between Pro-Fac Cooperative,
         Inc., as borrower, and Agrilink Foods, Inc., as lender (filed as Exhibit 99.6 to Pro-Fac's Current Report on Form 8-K filed September 3,
         2002 and incorporated herein by reference).

10.31    Securityholders Agreement dated August 19, 2002 among Agrilink Holdings
         LLC, Pro-Fac Cooperative, Inc., Vestar/Agrilink Holdings LLC, and others (filed as Exhibit 99.7 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.32    Limited Liability Company Agreement of Agrilink Holdings LLC dated
         August 19, 2002 among Agrilink Holdings LLC, Pro-Fac Cooperative, Inc.,
         Vestar/Agrilink Holdings LLC, and others (filed as Exhibit 99.8 to
         Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.33 Form of Management Unit Subscription Agreement (filed as Exhibit 99.1 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002).

21.1     List of Subsidiaries (filed herewith).

23       Accountant's Consent (filed herewith).

24       Power of Attorney (included on page 78 of this Report).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PRO-FAC COOPERATIVE, INC.


Date: September  24, 2002             BY:      /s/ Stephen R. Wright
      -------------------                 ------------------------------------
                                                   Stephen R. Wright
                                                  General Manager and
                                                       Secretary
                                             (Principal Executive Officer,
                                           Principal Financial Officer, and
                                             Principal Accounting Officer)



                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen R. Wright , his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                           TITLE
-------------------------------------------      -----------------------

/s/    Bruce R. Fox                              President and Director         September 25, 2002
-------------------------------------------
       (BRUCE FOX)

/s/    Steven D. Koinzan                         Vice President and Director    September 25, 2002
-------------------------------------------
       (STEVEN D. KOINZAN)

/s/    Tom R. Croner                             Director and Treasurer         September 25, 2002
-------------------------------------------
         (TOM R. CRONER)

/s/    Dale W. Burmeister                        Director                       September 25, 2002
-------------------------------------------
       (DALE W. BURMEISTER)

/s/    Peter R. Call                             Director                       September 25, 2002
-------------------------------------------
        (PETER R. CALL)

/s/    Glen Lee Chase                            Director                       September 25, 2002
-------------------------------------------
       (GLEN LEE CHASE)

/s/    Kenneth A. Dahlstedt                      Director                       September 25, 2002
-------------------------------------------
       (KENNETH A. DAHLSTEDT)

/s/    Robert DeBadts                            Director                       September 25, 2002
-------------------------------------------
       (ROBERT DeBADTS)

/s/    Cornelius D. Harrington, Jr.              Director                       September 25, 2002
-------------------------------------------
       (CORNELIUS D. HARRINGTON, JR.)

/s/    Kenneth A. Mattingly                      Director                       September 25, 2002
-------------------------------------------
       (KENNETH A. MATTINGLY)

/s/    Allan W. Overhiser                        Director                       September 25, 2002
-------------------------------------------
       (ALLAN W. OVERHISER)

/s/    James A. Pierson                          Director                       September 25, 2002
-------------------------------------------
       (JAMES A. PIERSON)

/s/    Paul E. Roe                               Director                       September 25, 2002
-------------------------------------------
       (PAUL E. ROE)

/s/    Darell Sarff                              Director                       September 25, 2002
-------------------------------------------
       (DARELL SARFF)

/s/    Frank M. Stotz                            Director                       September 25, 2002
-------------------------------------------
       (FRANK M. STOTZ)

/s/    Stephen R. Wright                         General Manager and Secretary  September 24, 2002
-------------------------------------------      (Principal Executive Officer,
       (STEPHEN R. WRIGHT)                        Principal Financial Officer and
                                                  Principal Accounting Officer)

                                  CERTIFICATION

I, Stephen R. Wright, certify that:

1. I have reviewed this annual report on Form 10-K of Pro-Fac Cooperative, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:    September 24, 2002

/s/ Stephen R. Wright
---------------------------
STEPHEN R. WRIGHT
General Manager and Secretary
(Principal Executive Officer and
Principal Financial Officer)