Form 10-Q
period 2002-09-28
PRO FAC COOPERATIVE INC
filed 2002-11-12
CIK 202932

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    Form 10-Q

                                   -----------

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-20539

                            PRO-FAC COOPERATIVE, INC.
             (Exact Name of Registrant as Specified in its Charter)

               New York                                 16-6036816
      (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)                Identification Number)

90 Linden Place, PO Box 30682, Rochester, NY             14603-0682
  (Address of Principal Executive Offices)               (Zip Code)

        Registrant's Telephone Number, Including Area Code (585) 383-1850

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X      NO
                              -----      -----

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           YES         NO  X
                              -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of November 2, 2002.

                            Common Stock - 1,939,273

================================================================================

                               Page 1 of 20 Pages

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Consolidated Statements of Operations, Net Proceeds and Comprehensive Income/(Loss)
(Unaudited)

(Dollars in Thousands)

                                                                                            Quarter Ended
                                                                                  ----------------------------------
                                                                                  September 28,        September 29,
                                                                                       2002               2001
                                                                                  -------------        -------------
Net sales                                                                            $103,726            $ 249,232
Cost of sales                                                                         (80,644)            (203,362)
                                                                                     --------            ---------
Gross profit                                                                           23,082               45,870
Loss from Agrilink Holdings LLC (for the period August 19, 2002
   to September 28, 2002)                                                                (343)                   0
Gain from sale of Agrilink Foods, Inc.                                                  4,861                    0
Gain from sale of Agrilink Foods, Inc. related to Termination Agreement                 4,000                    0
Selling, administrative, and general expense (for the period August 19, 2002
   to September 28, 2002)                                                                (573)                   0
Selling, administrative, and general expense                                          (15,468)             (32,839)
Gain from pension curtailment                                                               0                2,472
Other income                                                                              277                  248
Restructuring                                                                               0               (1,050)
                                                                                     --------            ---------
Operating income                                                                       15,836               14,701
Interest income                                                                             3                    0
Interest expense                                                                       (7,747)             (19,213)
                                                                                     --------            ---------
Income/(loss) before taxes, dividends, and allocation of net proceeds                   8,092               (4,512)
Tax provision (for the period August 19, 2002 to September 28, 2002)                     (859)                   0
Tax (provision)/benefit                                                                   (59)               1,784
                                                                                     --------            ---------
Net income/(loss)                                                                    $  7,174            $  (2,728)
                                                                                     ========            =========


Allocation of net proceeds:
   Net income/(loss)                                                                 $  7,174            $  (2,728)
   Dividends on common and preferred stock                                             (2,453)              (2,509)
                                                                                     --------            ---------
   Net proceeds/(deficit)                                                               4,721               (5,237)
   Allocation (to)/from accumulated deficit                                            (4,721)               5,237
                                                                                     --------            ---------
   Net proceeds available to members                                                 $      0            $       0
                                                                                     ========            =========

Estimated allocation of net proceeds available to members:
   Payable to members currently                                                      $      0            $       0
   Allocated to members but retained by the Cooperative:
     Qualified retains                                                                      0                    0
                                                                                     --------            ---------
   Net proceeds available to members                                                 $      0            $       0
                                                                                     ========            =========

Net income/(loss)                                                                    $  7,174            $  (2,728)
Other comprehensive income:
   Unrealized loss on hedging activity (net of taxes)                                       0                 (440)
                                                                                     --------            ---------
Comprehensive income/(loss)                                                          $  7,174            $  (3,168)
                                                                                     ========            =========


The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheets
(Unaudited)

(Dollars in Thousands)                 ASSETS                                         September 28,       June 29,
                                                                                          2002              2002
                                                                                      ------------       ---------
Current assets:
   Cash and cash equivalents                                                            $   1,345        $  14,686
   Accounts receivable, trade and other, net                                                    0           76,000
   Accounts receivable from Agrilink Foods, Inc.                                           14,152                0
   Current portion of Transitional Services receivable from Agrilink Foods, Inc.              525                0
   Inventories, net                                                                             0          294,315
   Current investment in CoBank                                                                 0            3,347
   Prepaid expenses and other current assets                                                  121           37,938
   Current deferred tax asset                                                                   0            2,923
                                                                                        ---------        ---------
            Total current assets                                                           16,143          429,209
Transitional Services receivable from Agrilink Foods, Inc.                                    464                0
Investment in Agrilink Holdings LLC                                                        28,412                0
Investment in CoBank                                                                           59            6,294
Investment in and advances to joint venture                                                     0           14,586
Property, plant, and equipment, net                                                             0          288,120
Goodwill                                                                                        0           56,210
Other intangible assets, net                                                                    0           11,305
Non-current deferred tax asset                                                                  0            4,837
Other assets                                                                                    0           26,109
                                                                                        ---------        ---------
            Total assets                                                                $  45,078        $ 836,670
                                                                                        =========        =========

               LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
   Current portion of long-term debt and
     obligations under capital leases                                                   $       0        $  15,737
   Accounts payable                                                                         1,032           71,262
   Income taxes payable                                                                       859              879
   Accrued interest                                                                             0            6,255
   Other accrued expenses                                                                       0           48,150
   Amounts due members                                                                     14,091           15,379
                                                                                        ---------        ---------
            Total current liabilities                                                      15,982          157,662
Obligations under capital leases                                                                0            2,528
Long-term debt                                                                                  0          623,057
Other non-current liabilities                                                                   0           28,918
                                                                                        ---------        ---------
            Total liabilities                                                              15,982          812,165
                                                                                        ---------        ---------
Commitments and contingencies

Class B cumulative redeemable preferred stock; liquidation preference
   $10 per share; authorized - 500,000 shares; issued and
     outstanding 20,643 shares                                                                206              206
Common stock, par value $5, authorized - 5,000,000 shares; issued and
     outstanding 1,939,273 and 2,038,553, respectively                                      9,696           10,193

Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                  17,050           17,050
   Non-cumulative preferred stock, par value $25, authorized
     5,000,000 shares; issued and outstanding 29,847 shares                                   746              746
   Class A cumulative preferred stock, liquidation preference $25 per share, authorized 10,000,000 shares; issued and
       outstanding 4,497,904 shares                                                       112,448          112,448
   Special membership interests                                                            21,733                0
   Accumulated deficit                                                                   (132,783)        (115,771)
   Accumulated other comprehensive income:
     Unrealized gain/(loss) on hedging activity                                                 0              206
     Minimum pension liability adjustment                                                       0             (573)
                                                                                        ---------        ---------
            Total shareholders' and members' capitalization                                19,194           14,106
                                                                                        ---------        ---------
            Total liabilities and capitalization                                        $  45,078        $ 836,670
                                                                                        =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                                     Quarter Ended
                                                                                              -----------------------------
                                                                                              September 28,   September 29,
                                                                                                  2002             2001
                                                                                              -----------     -----------
Cash Flows from Operating Activities:
     Net income/(loss)                                                                         $  7,174       $  (2,728)
     Adjustments to reconcile net income/(loss) to net cash used in operating activities:
       Amortization of goodwill and other intangible assets                                           0             296
       Amortization of debt issue costs, amendment costs, and
         discount on subordinated promissory notes                                                    0           1,355
       Depreciation                                                                                   0           7,663
       Gain from sale of Agrilink Foods, Inc.                                                    (4,861)              0
       Loss from Agrilink Holdings LLC. (for the period August 19, 2002 to September 28, 2002)      343               0
       Equity in undistributed earnings of joint venture                                              0            (205)
     Change in assets and liabilities:
         Accounts receivable                                                                          0         (22,235)
         Inventories and prepaid manufacturing expense                                                0         (82,910)
         Income taxes payable                                                                       859             329
         Accounts payable and other accrued expenses                                                969         (23,488)
         Amounts due members                                                                          0           3,718
         Other assets and liabilities, net                                                          (69)           (508)
                                                                                               --------       ---------
Net cash provided by/(used in) operating activities                                               4,415        (118,713)
                                                                                               --------       ---------

Cash flows from Investing Activities:
     Purchase of property, plant and equipment                                                        0          (3,516)
     Proceeds from disposals of property, plant, and equipment                                        0              20
     Proceeds from investment in CoBank                                                               0           1,333
     Advances to joint venture                                                                        0          (1,106)
     Cash and changes in assets and liabilities of deconsolidated entity -
       Agrilink Foods, Inc.                                                                     (14,771)              0
                                                                                               --------       ---------
Net cash used in investing activities                                                           (14,771)         (3,269)
                                                                                               --------       ---------

Cash Flows from Financing Activities:
     Net proceeds from issuance of short-term debt                                                    0         130,900
     Payments on long-term debt                                                                       0          (2,998)
     Cash paid in conjunction with debt amendment                                                     0          (1,694)
     Repurchases of common stock, net                                                              (497)         (1,285)
     Cash dividends paid                                                                         (2,488)         (2,509)
                                                                                               --------       ---------
Net cash (used in)/provided by financing activities                                              (2,985)        122,414
                                                                                               --------       ---------

Net change in cash and cash equivalents                                                         (13,341)            432
Cash and cash equivalents at beginning of period                                                 14,686           7,656
                                                                                               --------       ---------
Cash and cash equivalents at end of period                                                     $  1,345       $   8,088
                                                                                               ========       =========

Supplemental schedule of non-cash Investing Activities
     Pro-Fac received a 40.72 percent common equity
     ownership in Agrilink Holdings LLC                                                        $ 31,400
                                                                                               ========


The accompanying notes are an integral part of these consolidated financial statements.

                            PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") is a New York agricultural cooperative corporation which markets crops grown by its members. Agrilink Foods, Inc. ("Agrilink Foods"), until August 18, 2002, was a wholly-owned subsidiary of Pro-Fac. Prior to August 19, 2002, the results of the Cooperative were consolidated with Agrilink Foods. The consolidated financial statements were after elimination of intercompany transactions and balances. Subsequent to August 18, 2002, Pro-Fac no longer reports its financial statements on a consolidated basis with Agrilink Foods and accounts for its investment in Agrilink Holdings LLC (as that entity is described below in this NOTE 1) under the equity method of accounting. Full financial statements as filed or to be filed by Agrilink Foods are included as an Exhibit to this Form 10-Q and are hereby incorporated into this filing. See the detailed description of the August 19, 2002 transaction below.

The operating activity of Pro-Fac for periods prior to August 19, 2002 reflects products sold through Agrilink Foods' four primary product lines consisting of: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales was within the United States. In addition, all of Agrilink Foods' operating facilities, excluding one in Mexico, were within the United States.

Prior to August 19, 2002, the Cooperative also conducted business under the name of Agrilink. In addition, the board of directors of Agrilink Foods and Pro-Fac conducted joint meetings, coordinated their activities, and acted on a consolidated basis.

The Transaction: On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac, Agrilink Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"):

(i) Pro-Fac contributed to the capital of Agrilink Holdings LLC, a Delaware limited liability company ("Holdings LLC"), all of the shares of Agrilink Foods' common stock owned by Pro-Fac, constituting 100 percent of the issued and outstanding shares of Agrilink Foods' capital stock, in consideration for Class B common units of Holdings LLC, representing a
     40.72 percent common equity ownership; and

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units, Class A common units, and warrants which were immediately exercised to acquire additional Class A common units. After exercising the warrants, Vestar owns 56.24 percent of the common equity of Holdings LLC. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar/Agrilink Holdings.

The transactions contemplated in and consummated pursuant to the Unit Purchase Agreement, are referred to herein collectively as the "Transaction."

Immediately following Pro-Fac's contribution of its shares of Agrilink Foods' common stock to Holdings LLC, Holdings LLC contributed those shares to Agrilink Holdings Inc. ("Holdings Inc."), a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC, and Agrilink Foods became an indirect, wholly-owned subsidiary of Holdings LLC. As a result of the Transaction, Pro-Fac owns 40.72 percent and Vestar owns 56.24 percent of the common equity securities of Holdings LLC. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

As part of the Transaction, Stephen R. Wright, the general manager and secretary of Pro-Fac, together with executive officers of Agrilink Foods, and certain other members of Agrilink Foods' management, entered into subscription agreements with Holdings LLC to acquire (using a combination of cash and promissory notes issued to Holdings LLC) an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04 percent of the common equity ownership. As of the Closing Date, an additional approximately $0.5 million of Class C common units and Class D common units, representing less than 1 percent of the common equity ownership, remained unissued.

Prior to the Transaction, certain amounts owed by Pro-Fac to Agrilink Foods were forgiven. The amounts forgiven were approximately $36.5 million and represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand payable. After adjusting for the amounts forgiven, Pro-Fac's investment in Agrilink Foods prior to the Transaction was approximately $24.9 million. The value of the Cooperative's 40.72 percent common equity ownership in Holdings LLC is estimated at $31.4 million. In addition, Pro-Fac and Agrilink entered into a transitional services agreement. The estimated value of services to be received by Pro-Fac under the agreement of approximately $1.0 million, has been reflected as additional proceeds from the Transaction. Accordingly, the Cooperative recognized a gain of approximately $4.9 million upon the completion of the Transaction.

See NOTE 2 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding agreements with Agrilink Foods.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the quarter ended September 28, 2002 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 29, 2002.

New Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Effective June 30, 2002, the Cooperative adopted SFAS No. 144 which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement requires an impairment loss be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and that the impairment loss be recognized as the difference between the carrying amount and fair value of the asset. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity, and the entity will not have any significant continuing involvement in the operations prospectively. The adoption of SFAS No. 144 did not have a significant affect on the operations of the Cooperative.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 required a liability for exit costs be recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 must be adopted for exit or disposal activities that are initiated after December 31, 2002.

NOTE 2. AGREEMENTS WITH AGRILINK FOODS

In connection with the Transaction, Agrilink Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

Termination Agreement: Pro-Fac and Agrilink Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Agrilink Foods (the "Marketing and Facilitation Agreement") which, until the Closing Date, governed the crop supply and purchase relationship between Agrilink Foods and Pro-Fac, has been terminated. In consideration of such termination, Agrilink Foods will pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment will be paid in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each on October 1, January 1, and April 1. The Termination Agreement provided that the first payment in the amount of $4.0 million was to be paid on the Closing Date and the next payment made by October 1, 2002 and quarterly thereafter as outlined in the agreement. The Cooperative therefore received $4.0 million from Agrilink Foods on August 19, 2002 and $2.0 million on October 1, 2002.

Amended and Restated Marketing and Facilitation Agreement: Pro-Fac and Agrilink Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation

Agreement"). The Amended and Restated Marketing and Facilitation Agreement supersedes and replaces the Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Agrilink Foods' preferred supplier of crops. Agrilink Foods will also continue to pay Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink Foods, it may be more or less than the price Agrilink Foods would pay in the open market in the absence of the relationship. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Marketing and Facilitation Agreement. Agrilink Foods will make payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac will meet with Agrilink Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Agrilink Foods. Amounts received by Pro-Fac from Agrilink Foods for the CMV for all crops delivered for the three months ended September 28, 2002 and September 29, 2001 were $40.0 million and $52.2 million, respectively. As of September 28, 2002, the Cooperative owed $14.1 million to its members for crops delivered. A consistent amount was owed to the Cooperative by Agrilink Foods. Under the provision of EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the Cooperative records activity between Agrilink Foods, itself, and its members on a net basis.

Unlike the Marketing and Facilitation Agreement, the Amended and Restated Marketing and Facilitation Agreement does not permit Agrilink Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits and it does not require Pro-Fac to reinvest in Agrilink Foods any part of Pro-Fac's patronage income. Historically, under the Marketing and Facilitation Agreement, in any year in which Agrilink Foods had earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), Agrilink Foods paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of Agrilink Foods (before dividing with Pro-Fac). In years in which Agrilink Foods had losses on Pro-Fac Products, Agrilink Foods reduced the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of Agrilink Foods (before dividing with Pro-Fac). Additional patronage income was paid to Pro-Fac for services provided to Agrilink Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Under the Marketing and Facilitation Agreement, earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year. Pro-Fac's share of loss was $2.3 million for the first quarter ended September 29, 2001. Pro-Fac was also required to reinvest at least 70 percent of the additional patronage income in Agrilink Foods. Since Pro-Fac's acquisition of Agrilink Foods in 1994, Pro-Fac had invested an additional $50.8 million in Agrilink Foods prior to August 19, 2002.

The Amended and Restated Marketing and Facilitation Agreement also provides that Agrilink Foods will continue to provide to Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, for a period of five years from the Closing Date, Agrilink Foods may provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Agrilink Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Agrilink Foods).

Under the Amended and Restated Marketing and Facilitation Agreement, Agrilink Foods determines the amount of crops which Agrilink Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Agrilink Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of Agrilink Foods' needs for each particular crop, then certain shortfall payments will be made by Agrilink Foods to Pro-Fac. The defined crop amounts and targeted percentages are set based upon the needs of Agrilink Foods in the 2001 crop year (fiscal 2002). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20.0 million over the term of the agreement.

The Amended and Restated Marketing and Facilitation Agreement may be terminated by Agrilink Foods in connection with certain change in control transactions affecting Agrilink Foods or Holdings, Inc.; provided, however, that in the event that any such change in control occurs during the first three years after the Closing Date, Agrilink Foods must pay to Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, during the first three years after the Closing Date, Agrilink Foods sells one or more portions of its business, and if the purchaser does not continue to purchase the crops previously purchased by Agrilink Foods with respect to the transferred business, then such failure will be taken into consideration when determining if Agrilink Foods is required to make any shortfall payments to Pro-Fac. After such three-year period, Agrilink Foods may sell portions of its business and the volumes of crop purchases previously made by Agrilink Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

Transitional Services Agreement: Pro-Fac and Agrilink Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Agrilink Foods will provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Agrilink Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac. Pursuant to the Transitional Services Agreement, the general manager of Pro-Fac may also be an employee of Agrilink Foods, in which case he will report to the chief executive officer of Agrilink Foods with respect to his duties for Agrilink Foods, and to the Pro-Fac board of directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement report to the Chief Executive Officer (or other representatives) of Agrilink Foods. Stephen R. Wright, the General Manager and Secretary of Pro-Fac, is also an employee of Agrilink Foods. As an employee of Agrilink Foods, Mr. Wright's salary is paid by Agrilink Foods.

Pro-Fac has recorded the estimated value of these services, $1.0 million, as services receivable and proceeds from the Transaction. This amount will be amortized to expense over the term of the Transitional Services Agreement.

NOTE 3. INVENTORIES

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Agrilink Foods.

The major classes of inventories of Agrilink Foods at June 29, 2002 are as follows:

(Dollars in Thousands)

                                           June 29,
                                             2002
                                           --------
Finished goods                             $266,469
Raw materials and supplies                   27,846
                                           --------
     Total inventories                     $294,315
                                           ========


NOTE 4. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addressed financial accounting and reporting for acquired goodwill and other intangible assets, and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. Effective July 1, 2001, Agrilink Foods, a then wholly-owned subsidiary of Pro-Fac, adopted SFAS No. 142, which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when its implied fair value is less than its carrying amount.

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

In the second step, Agrilink Foods compared the implied fair value of the goodwill to its carrying value to measure the amount of the impairment.
In the fourth quarter of fiscal 2002, Agrilink Foods recorded a one-time, pretax, non-cash charge of approximately $179.0 million to reduce the carrying value of its goodwill. The tax benefit associated with this non-cash charge was approximately $41.5 million.

As outlined in SFAS No. 142, certain intangibles with a finite life, however, are required to continue to be amortized. The following schedule sets forth the major classes of intangible assets of Agrilink Foods at June 29, 2002:

(Dollars in Thousands)

                                     June 29,
                                       2002
                                     --------
Amortized intangibles:
Covenants not to compete             $ 2,478
Other                                 12,000
Less: accumulated amortization        (3,173)
                                     -------
Intangible assets, net               $11,305
                                     =======

The aggregate amortization expense associated with intangible assets for the first quarter ended September 29, 2001 was approximately $0.3 million.

NOTE 5. DEBT

Credit Agreement: Agrilink Foods and Pro-Fac have entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Agrilink Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw up to $1.0 million per year under the Credit Facility, unless Agrilink Foods is prohibited from making such advances under the terms of certain third party indebtedness of Agrilink Foods. Amounts not drawn in a year will not be carried forward. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. There were no amounts outstanding under this Credit Agreement at September 28, 2002.

Summary of Long-Term Debt at June 29, 2002: Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Agrilink Foods.

The summary of long-term debt of Agrilink Foods at June 29, 2002 is as follows:

(Dollars in Thousands)

                                                                      June 29,
                                                                        2002
                                                                      --------
Term Loan Facility                                                    $400,800
Senior Subordinated Notes                                              200,015
Subordinated Promissory Notes (net of discount)                         32,696
Other                                                                    4,462
                                                                      --------
     Total debt                                                        637,973
Less current portion                                                   (14,916)
                                                                      --------
     Total long-term debt                                             $623,057
                                                                      ========

In conjunction with the Transaction, on August 19, 2002, proceeds received from Vestar, along with the net proceeds from Agrilink Foods' new senior secured credit facility, were utilized to retire all existing indebtedness under the Agrilink Foods Harris Credit Facility, including the Term Loan Facility.

Pro-Fac guarantees certain obligations of Agrilink Foods. Following is a schedule of obligations at September 28, 2002 that are guaranteed by the Cooperative.

(Dollars in Millions)

                                                Amounts
Contractual Obligations Guaranteed             Committed      Expiration
----------------------------------             ---------      ----------
Senior Subordinated Notes - 11 7/8 Percent       $200.0       November 2008
Subordinated Promissory Note                       33.7       November 2008


NOTE 6: SPECIAL MEMBERSHIP INTERESTS

In conjunction with the Transaction, the Pro-Fac board of directors determined that it was in the best interests of Pro-Fac and its members to make certain changes to the Cooperative's certificate of incorporation and bylaws. Included in these changes was the creation of Pro-Fac special membership interests. The aggregate amount of special membership interest allocated is equal to Pro-Fac's earned surplus as of June 29, 2002, calculated in a manner consistent with the past custom and practice of Pro-Fac and ignoring only effects of the non-cash impairment charge recorded in the fourth quarter of fiscal 2002.

The special membership interests were allocated to the current and former members of Pro-Fac that made patronage deliveries to or on behalf of Pro-Fac in the six fiscal years ending June 29, 2002, in proportion to the patronage deliveries made by those members in each case during that six fiscal year period. The purpose of the allocation of the special membership interests was to preserve for members and former members at the Closing Date the book appreciation in value of their indirect investment in Agrilink Foods.

NOTE 7: OPERATING SEGMENTS

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Agrilink Foods.

Subsequent to August 19, 2002, the Cooperative operates in one segment, the marketing of crops grown by its members.

Agrilink Foods accounted for segments using Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise" (SFAS 131). SFAS No. 131 establishes requirements for reporting information about operating segments and established standards for related disclosures about products and services, and geographic areas. As management of Agrilink Foods made the majority of its operating decisions based upon Agrilink Foods' significant product lines, Agrilink Foods elected to utilize significant product lines in determining its operating segments. Agrilink Foods' four primary operating segments were as follows: vegetables, fruits, snacks, and canned meals.

The vegetable product line consisted of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category included Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consisted of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category included Comstock and Wilderness. The snack product line consisted of potato chips, popcorn and other corn-based snack items. Branded products within the snacks category included Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop, and Flavor Destinations. The canned meal product line included canned meat products such as chilies, stew, and soups, and various other ready-to-eat prepared meals. Branded products within the canned meals category included Nalley. Other product lines primarily represent salad dressings. Branded products within the "other category" included Bernstein's and Nalley.

The following table illustrates the operating segment information of Agrilink Foods for the first quarter ended September 29, 2001:

(Dollars in Millions)

                                  Quarter Ended
                                  September 29,
                                      2001
                                  -------------
Net Sales:
   Vegetables                        $176.5
   Fruits                              28.3
   Snacks                              22.4
   Canned Meals                        12.4
   Other                                9.6
                                     ------
     Total                           $249.2
                                     ======

(Dollars in Millions)

                                                                  Quarter Ended
                                                                   September 29,
                                                                       2001
                                                                  -------------
Operating income:
   Vegetables                                                       $  4.5
   Fruits                                                              4.2
   Snacks                                                              1.5
   Canned Meals                                                        2.2
   Other                                                               0.9
                                                                    ------
     Continuing segments                                              13.3
Gain from pension curtailment                                          2.5
Restructuring                                                         (1.1)
                                                                    ------
Total consolidated operating income                                   14.7
Interest expense                                                     (19.2)
                                                                    ------
Loss before taxes, dividends, and allocation of net proceeds        $ (4.5)
                                                                    ======


NOTE 8. OTHER MATTERS

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Agrilink Foods.

Gain from Pension Curtailment: During September 2001, Agrilink Foods made the decision to freeze benefits provided under its Master Salaried Retirement Plan. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain.

Legal Matters:

Blue Line Farms Matter: On September 25, 2001, in the circuit court of Multnomah County, Oregon, Blue Line Farms commenced a class action suit against Pro-Fac Cooperative, Inc., Agrilink Foods, Inc., Mr. Mike Shelby, and "Does" 1-50, representing directors, officers, and agents of the corporate defendants. The complaint alleges (i) fraud in operating PF Acquisition II, Inc., a former subsidiary of Pro-Fac that conducted business under the name AgriFrozen Foods ("AgriFrozen"); (ii) breach of fiduciary duty in operating AgriFrozen; (iii) negligent misrepresentation in operating AgriFrozen; (iv) breach of contract against Pro-Fac; (v) breach of good faith and fair dealing against Pro-Fac; (vi) conversion against Pro-Fac and Agrilink; (vii) intentional interference with a contract against Agrilink Foods; and (viii) statutory Oregon securities law violations against Pro-Fac and separately against Mr. Shelby. The complaint has since been amended to eliminate "Does" 1-50 as parties. The matter is currently pending in federal district court in Oregon pending a decision by the federal district court as to whether the matter should be remanded to the state circuit court.

The relief sought includes (i) a demand for an accounting; (ii) injunctive relief to compel the disclosure of documents; (iii) certification of the class;
(iv) damages of $50.0 million; (v) prejudgment and post-judgment interest; and
(vi) an award of costs and expenses including expert fees and attorney's fees. Management believes this case is without merit and intends to defend vigorously its position.

Seifer Trust Matter: On January 29, 2001, in the circuit court of Marion Country, Oregon, various growers, whose crops were processed at AgriFrozen facilities, commenced an action against Pro-Fac, Agrilink Foods, and various other third parties (generally lessors who leased equipment to AgriFrozen). The suit seeks the establishment of a priority lien in the amount of approximately $3.5 million in favor of the plaintiff under an Oregon statute granting agricultural producers such a priority in certain circumstances. Approximately 130 growers have joined in the suit as plaintiffs. The complaint does not specifically seek damages from Pro-Fac, but its allegations are similar in large part to the breach of contract claims alleged in the Blue Line Farms Matter. The Seifer Trust Matter is currently pending before the bankruptcy court in Eugene, Oregon. Management believes this lawsuit is without merit and intends to defend vigorously its position.

GE Capital Matter: On October 17, 2001, in the supreme court of New York County, New York, General Electric Capital Corporation commenced an action against Pro-Fac Cooperative, Inc. and Agrilink Foods, Inc. The complaint relates to an equipment lease entered into between AgriFrozen and the plaintiff's predecessor-in-interest, and alleges that AgriFrozen, by failing to make payments under the lease, breached its contract with the plaintiff. The complaint further alleges that Pro-Fac and Agrilink Foods are liable to the plaintiff for that breach because (i) there was an overlap of ownership of the corporations, (ii) AgriFrozen was inadequately capitalized, and (iii) Pro-Fac and Agrilink Foods were guarantors of AgriFrozen's payment obligations under the Lease.

The relief sought includes $850,000 in compensatory damages as well as punitive damages based on Pro-Fac's and Agrilink Foods' alleged fraudulent misrepresentations during the lease negotiations. Management believes this matter is without merit and intends to defend vigorously its position with respect to this matter.

Kenyon Zero Storage Matter: On August 27, 2001, in the U.S. District Court for the Eastern District of Washington, Kenyon Zero Storage, Inc. commenced an action against Pro-Fac and certain other parties. The complaint relates to a 20-year lease of a vegetable plant located in Grandview, Washington, between AgriFrozen and the plaintiff, and alleges breach of the lease. Pro-Fac has been sued on a theory of corporate disregard.

The relief sought includes $11,340,000 in compensatory damages, calculated as the base rental of $756,000 per year for the 15 years remaining on the lease. Additionally, plaintiff has asserted claims against American Casualty Company of Reading, Pennsylvania ("American Casualty"), the issuer of a lease performance bond, in the amount of $772,746. If American Casualty is held liable under the performance bond, it will have a direct right of reimbursement from Pro-Fac and Agrilink Foods.

The Unit Purchase Agreement entered into as part of the Transaction contains indemnification provisions concerning certain AgriFrozen-related litigation of Agrilink Foods. These provisions address the sharing of defense costs, as well as judgment and settlement costs, between Agrilink Foods and Pro-Fac. As to the Blue Line Farms Matter and the Seifer Trust Matter, Agrilink Foods has agreed to bear responsibility for the first $300,000 of defense costs on an annual basis. In addition, Agrilink Foods has agreed to bear responsibility for one-half of defense costs in excess of $300,000 and for one-half of judgment and settlement costs, subject to an aggregate cap of $3.0 million after which Pro-Fac is responsible for all costs. Pro-Fac retained sole responsibility for costs (including defense, settlement, and judgment costs) associated with the GE Capital Matter and the Kenyon Zero Storage Matter both described above.

In addition, the Cooperative is party to various other legal proceedings from time to time in the normal course of its business. In the opinion of management, any liability that might be incurred upon the resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Cooperative's business, financial condition, and results of operations. Further, no such proceedings are known to be contemplated by any governmental authorities. The Cooperative maintains general liability insurance coverage in amounts deemed to be adequate by the board of directors.

Dividends: Subsequent to quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $1.9 million and were paid on October 30, 2002.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, Pro-Fac makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements made in this Form 10-Q and in other filings with the SEC.

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among the factors that could impact the Cooperative include:

o    the impact of weather on the volume and quality of raw product;

o the impact of strong competition in the food industry, including competitive pricing;

o    the impact of changes in consumer demand;

o the continuation of Agrilink Foods' success in integrating operations (including the realization of anticipated synergies in operations and the timing of any such synergies), success with new product introductions, effectiveness of marketing and shifts in market demand, and the availability of acquisition and alliance opportunities;

o    interest rate fluctuations;

o    the Cooperative's ability to service debt;

o risks associated with the Cooperative's contractual relationship with Agrilink Foods, including the possibility of a reduced demand for crops produced by Pro-Fac members, the availability and sufficiency of shortfall payments, and the potential consequences of a termination of that relationship; and

o the ability of the Cooperative to operate its business using the resources made available under the Transitional Services Agreement with Agrilink Foods and following the expiration of that agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations, Net Proceeds, and Comprehensive Income in the first quarter of fiscal 2003 versus such periods in fiscal 2002.

From June 30, 2002 until August 18, 2002, Agrilink Foods was a wholly owned subsidiary of Pro-Fac. Agrilink Foods operates through four primary products lines, consisting of vegetable, fruits, snacks and canned meals. The majority of each of the product lines' net sales was within the United States and, with the exception of one facility in Mexico, all of Agrilink Foods' facilities are located in the United States. Through August 18, 2002, the results of Pro-Fac were consolidated with Agrilink Foods. The consolidated financial statements were after elimination of intercompany transactions and balances. The following summarizes the activity of Agrilink Foods for the period June 30, 2002 through August 18, 2002:

                                                                   June 30, 2002 -
(Dollars in Thousands)                                             August 18, 2002
                                                                   ---------------
Net sales                                                             $103,726
Cost of sales                                                          (80,644)
                                                                      --------
Gross profit                                                            23,082
Selling, administrative, and general expense                           (15,468)
Other income                                                               277
                                                                      --------
Operating income                                                         7,891
Interest expense                                                        (7,747)
                                                                      --------
Income before taxes, dividends, and allocation of net proceeds             144
Tax provision                                                              (59)
                                                                      --------
   Net income                                                         $     85
                                                                      ========

As a result of the Transaction, described in NOTE 1 of the "Notes to Consolidated Financial Statements," the results of operations for the approximately seven weeks outlined above are not comparable with those of the first quarter of fiscal 2002.

The following is a discussion of the remaining components included in the results of operations of Pro-Fac for its first quarter of fiscal 2003. Pro-Fac now operates in one segment, the marketing of crops grown by its members.

Loss from Agrilink Holdings LLC (for the period August 19, 2002 to September 28,
2002): Subsequent to August 18, 2002, Pro-Fac no longer reports its financial statements on a consolidated basis with Agrilink Foods and accounts for its investment in Agrilink Holdings LLC under the equity method of accounting. For the period August 19, 2002 to September 28, 2002, the Cooperative recognized a loss of $343,000 from Agrilink Holdings LLC.

Gain from sale of Agrilink Foods, Inc.: On August 19, 2002, the Cooperative contributed to the capital of Agrilink Holdings LLC all of the shares of Agrilink Foods' common stock owned by Pro-Fac in exchange for Class B common units of Agrilink Holdings LLC representing a 40.72 percent interest.

Pro-Fac's investment in Agrilink Foods prior to the Transaction was approximately $24.9 million. This amount reflects the forgiveness by Agrilink Foods of approximately $36.5 million which represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand payable. The value of the Cooperative's 40.72 percent common equity ownership in Holdings LLC is estimated at $31.4 million. In addition, Pro-Fac and Agrilink entered into the Transitional Services Agreement described in NOTE 2 of the "Notes to Consolidated Financial Statements." The estimated value of services to be received by Pro-Fac under the agreement, of approximately $1.0 million, has been reflected as additional proceeds from the Transaction. The Cooperative recognized a gain of $4.9 million recognized upon the completion of the Transaction.

Gain from sale of Agrilink Foods, Inc. related to Termination Agreement: Pro-Fac and Agrilink Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac will receive a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment will be paid in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1. The Termination Agreement provided that the first payment in the amount of $4.0 million was to be paid on the Closing Date and the next payment made by October 1, 2002 and quarterly thereafter as outlined in the agreement. The Cooperative therefore received $4.0 million from Agrilink Foods on August 19, 2002 and $2.0 million on October 1, 2002.

Selling, administrative, and general expense (for the period August 19, 2002 to September 28, 2002): Selling, administrative, and general expenses totaled $0.6 million for the first quarter ended September 28, 2002. During the first quarter of fiscal 2003, the Cooperative paid approximately $342,000 to obtain insurance from St. Paul Mercury Insurance Company and Great American Insurance Company, insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative for events occurring prior to August 19, 2002 where claims are submitted prior to August 19, 2008. This insurance has a term expiring on August 19, 2008. The remaining expenses for the first quarter of fiscal 2002 were for general operating purposes of the Cooperative.

Tax provision (for the period August 19, 2002 to September 28, 2002): The Cooperative is currently taxed as a non-exempt cooperative under Section 521 of the Internal Revenue Code, and as such, its tax provision is impacted by net proceeds to be distributed to its members. As a result of the recent change in operating structure, the Cooperative has applied for exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce taxation through the use of special deductions (such as dividends paid on its common and preferred stock). The Cooperative will adjust its provision for income taxes when exempt status is obtained.

                         LIQUIDITY AND CAPITAL RESOURCES

As discussed above, as a result of the Transaction, Pro-Fac no longer reports its financial statements on a consolidated basis with Agrilink Foods. As a result, the assets and liabilities of Agrilink Foods are no longer included in the consolidated balance sheet of Pro-Fac. Pro-Fac's balance sheet does, however, reflect Pro-Fac's interest in Agrilink Holdings LLC, which, as described in NOTE 1 of the "Notes to Consolidated Financial Statements," is accounted for under the equity method.

From and after August 19, 2002, Pro-Fac's primary sources of cash are the payments due to it by Agrilink Foods under the Termination Agreement and the Amended and Restated Marketing and Facilitation Agreement, each of which is described in detail in NOTE 2 of the "Notes to the Consolidated Financial Statements." In addition, pursuant to the Credit Agreement with Agrilink Foods, described in NOTE 2 of the "Notes to Consolidated Financial Statements," Pro-Fac also has available to it up to $1.0 million per year, for five years. Finally, Agrilink Foods has agreed, pursuant to the Transitional Services Agreement, described in NOTE 2 of the "Notes to the Consolidated Financial Statements" to Pro-Fac to provide certain administrative and other services for a period 24 months from the Closing Date.

Net cash available to Pro-Fac is used to pay its operating expenses as well as to pay dividends on its capital stock and to fund repurchases of its common stock. In additional, Pro Fac will, after expiration of the 24 month term, need cash to cover salary, administrative and other expenses currently furnished under the Transitional Services Agreement.

A discussion of "Unaudited Consolidated Statement of Cash Flows" for the first quarter ended September 28, 2002 of fiscal 2003 follows:

Net cash provided by operating activities was $4.4 million for the first quarter of fiscal 2003. Operating activities of the Cooperative primarily represent proceeds received from the Termination Agreement with Agrilink Foods.

Net cash used in investing activities was $14.8 million for the first quarter of fiscal 2003. This amount represents the deconsolidation of Agrilink Foods. The Cooperative does not expect to have any material investing activities or capital expenditures for the foreseeable future.

Net cash used in financing activities reflect repurchases of common stock and dividends paid by the Cooperative during the first quarter of fiscal 2003. Proceeds from the Termination Agreement were utilized to pay dividends. Proceeds owed from Agrilink Foods were used to repurchase common stock.

Pro-Fac believes the sources described above will be sufficient to meet its liquidity requirements for the foreseeable future.

Pro-Fac guarantees certain obligations of Agrilink Foods. Following is a schedule of obligations at September 28, 2002 that are guaranteed by the Cooperative.

(Dollars in Millions)

                                                Amounts
Contractual Obligations Guaranteed             Committed       Expiration
----------------------------------             ---------       ----------
Senior Subordinated Notes - 11 7/8 Percent      $200.0        November 2008
Subordinated Promissory Note                      33.7        November 2008

                                  OTHER MATTERS

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

The cherry crop resulting from the fiscal 2002 growing season has been drastically affected by weather in the prime growing areas in Michigan. These growing regions experienced early season warm weather followed by a hard freeze that resulted in an estimated 66 percent reduction in the cherry crop compared to historic harvest tonnage. It is estimated that the CMV for both raw and frozen cherry costs will significantly increase and may double.

In addition, for the 2002 crop season, dry weather conditions in the New York and Midwest growing regions have reduced crop intake in these areas. Whether the reduction in crop intake will negatively impact the adequacy of levels throughout the industry is not yet known.

ITEM 4. CONTROLS AND PROCEDURES

The Cooperative maintains disclosure controls and procedures, as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Within the 90 days prior to the date of this report, the Cooperative's principal executive and principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Cooperative's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the principal executive and principal financial officer concluded that the Cooperative's disclosure controls and procedures were effective.

There were no significant changes in the Cooperative's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See NOTE 8, Legal Matters, of the "Notes to Consolidated Financial Statements" for information regarding legal proceedings; which information is incorporated by reference in answer to this item.

ITEM 2. CHANGES IN SECURITIES

During July 2002, the members of Pro-Fac approved the adoption of certain amendments to Pro-Fac's certificate of incorporation and bylaws. Among other things, the certificate of incorporation was amended to create special membership interests, which are more particularly described in NOTE 6 of the "Notes to Consolidated Financial Statements." The special membership interests are non-voting and have no dividend entitlements unless and until all preferred stock of Pro-Fac has been redeemed. The special membership interests have certain rights in liquidation as follows. In the event of a dissolution or other termination of Pro-Fac or its business, and after the payment of all debts and retains, all liquidation amounts or preferences to holders of Pro-Fac preferred stock and liquidation entitlements of the holders of Pro-Fac's common stock, the holders of special membership interests will be entitled to the payment of the face amount of the interests, which in the aggregate equal $21.7 million, plus accrued but unpaid dividends. All remaining assets of Pro-Fac, if any, after payment of the foregoing, is distributable pursuant to the Cooperative's bylaws.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

In July 2002, Pro-Fac decided to delay the payment of dividends normally paid on or about July 31 of each year on its Class A cumulative preferred stock in the amount of $0.43 per share pending the closing of the Transaction. On September 5, 2002, following the Closing Date, Pro-Fac paid in full all such accrued dividends. As of the date of this report, there is no arrearage with respect to the payment of dividends in such securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During July 2002, special meetings of Pro-Fac members were held to consider and vote upon the following proposals, which were collectively referred to as the "Transaction": (1) the Unit Purchase Agreement, (2) the transactions contemplated in the Unit Purchase Agreement, (3) the Pro-Fac member investment,
(4) amendments to Pro-Fac's certificate of incorporation and bylaws, and (5) the Securityholders Agreement, among Agrilink Holdings LLC, Pro-Fac, Vestar/Agrilink Holdings LLC, and others, the Limited Liability Agreement of Agrilink Holdings LLC among Agrilink Holdings LLC, Pro-Fac, Vestar/Agrilink Holdings LLC and others, amendments to the certificate of incorporation and bylaws of Agrilink Foods, the Termination Agreement, the Amended and Restated Marketing and Facilitation Agreement, the Transitional Services Agreement and the form of Management Unit Subscription Agreement. A vote "for" the Transaction constituted approval of all of the foregoing matters. A total of 547 members of record as of June 20, 2002 were present or represented at the special meeting. A total of 481 votes were cast "for" and 10 were cast "against" the proposal. A total of 56 abstained from voting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 Exhibit Number                           Description
 --------------      ----------------------------------------------------------
      2.1            Unit Purchase Agreement (filed as Exhibit 99.2 to Pro-Fac
                     Cooperative, Inc.'s Form 8-K filed September 3, 2002 and
                     incorporated herein by reference).

      3.1            Restated Certificate of Incorporation of Pro-Fac
                     Cooperative, Inc. dated August 19, 2002 (filed as Exhibit
                     3.1 to Pro-Fac Cooperative, Inc.'s Form 10-K for the fiscal year ended June 29, 2002 and incorporated herein by reference).

      3.2            Bylaws of Pro-Fac Cooperative, Inc. as amended August 19,
                     2002 (filed as Exhibit 3.2 to Pro-Fac Cooperative, Inc.'s
                     Form 10-K for the fiscal year ended June 29, 2002 and incorporated herein by reference).

      4.1 First Supplemental Indenture dated July 22, 2002 (amending the Indenture dated as of November 18, 1998, between Agrilink Foods, Inc., the Guarantors named therein, and IBJ
                     Schroder Bank and Trust Company, Inc., Trustee) (filed as
                     Exhibit 4.3 to Pro-Fac Cooperative, Inc.'s Form 10-K for the fiscal year ended June 29, 2002 and incorporated herein by reference).

      4.2 Amended and Restated Marketing and Facilitation Agreement dated August 19, 2002 between Pro-Fac Cooperative, Inc., and Agrilink Foods, Inc. (filed as Exhibit 99.4 to
                     Pro-Fac's Current Report on Form 8-K filed September 3,
                     2002 and incorporated herein by reference).

      10.1           Termination Agreement dated August 19, 2002 (filed as
                     Exhibit 99.3 to Pro-Fac's Current Report on Form 8-K filed
                     September 3, 2002 and incorporated herein by reference).

      10.2           Transitional Services Agreement dated August 19, 2002
                     (filed as Exhibit 99.5 to Pro-Fac's Current Report on Form
                     8-K filed September 3, 2002 and incorporated herein by reference).

      10.3           Credit Agreement dated August 19, 2002 between Pro-Fac
                     Cooperative, Inc., as borrower, and Agrilink Foods, Inc., as lender (filed as Exhibit 99.6 to Pro-Fac's Current
                     Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

      10.4           Securityholders Agreement dated August 19, 2002 among
                     Agrilink Holdings LLC, Pro-Fac Cooperative, Inc.,
                     Vestar/Agrilink Holdings LLC, and others (filed as Exhibit
                     99.7 to Pro-Fac's Current Report on Form 8-K filed
                     September 3, 2002 and incorporated herein by reference).

      10.5           Limited Liability Company Agreement of Agrilink Holdings
                     LLC dated August 19, 2002 among Agrilink Holdings LLC,
                     Pro-Fac Cooperative, Inc., Vestar/Agrilink Holdings LLC, and others (filed as Exhibit 99.8 to Pro-Fac's Current
                     Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

      10.6           Form of Management Unit Subscription Agreement (filed as
                     Exhibit 99.1 to Pro-Fac's Current Report on Form 8-K filed
                     September 3, 2002 and incorporated herein by reference).

      99.1 Agrilink Foods, Inc. financial statements for the quarter ended September 28, 2002 (filed herewith).

    (b) Reports on Form 8-K:

          On July 1, 2002, the Cooperative filed a report on Form 8-K to report an Information Statement delivered to common members of Pro-Fac Cooperative on July 1, 2002 together with annexes thereto.

          On July 9, 2002, the Cooperative filed a report on Form 8-K to report a delay in the fourth quarter dividend and adjustment of the expected amount of non-cash goodwill impairment charge.

          On July 24, 2002, the Cooperative filed a report on Form 8-K to report the results of the Pro-Fac member vote.

          On August 19, 2002, the Cooperative filed a report on Form 8-K to report the completion of an equity investment as well as the payment of commercial market value and fourth quarter dividends.

          On September 3, 2002, the Cooperative filed a report on Form 8-K to report a disposition of assets.

          On September 26, 2002 the Cooperative filed a report on Form 8-K to report the filing of sworn statements and Certifications required by
          Section 906 of the Sarbanes-Oxley Act.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PRO-FAC COOPERATIVE, INC.


Date:    November 12, 2002                 BY: /s/   Stephen R. Wright
      --------------------------              --------------------------------
                                                      STEPHEN R. WRIGHT
                                                GENERAL MANAGER AND SECRETARY
                                             (On Behalf of the Registrant and as
                                                 Principal Executive Officer
                                              Principal Financial Officer, and
                                                Principal Accounting Officer)

                                  CERTIFICATION

I, Stephen R. Wright, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pro-Fac Cooperative, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                          /s/ Stephen R. Wright
       -----------------                      -------------------------------
                                                      STEPHEN R. WRIGHT
                                                GENERAL MANAGER AND SECRETARY
                                                (Principal Executive Officer
                                              and Principal Financial Officer)

                            STATEMENT OF DIFFERENCES
                            ------------------------

The section symbol shall be expressed as ..................................'SS'