Form 10-Q/A
period 2002-09-28
PRO FAC COOPERATIVE INC
filed 2003-02-07
CIK 202932

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------
                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)
                                   ----------

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002
                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

                                 YES [X] NO [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [_] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of November 2, 2002.

                            Common Stock - 1,939,273

                                EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) is filed to amend Pro-Fac Cooperative, Inc.'s Form 10-Q for the quarter ended September 28, 2002 to include restated financial statements, as discussed in NOTE 9 to the "Notes to the Consolidated Financial Statements", and to amend and restate each item of Pro-Fac's Quarterly Report on Form 10-Q which has been affected by the financial statement restatement. The items of Pro-Fac Cooperative's Form 10-Q for the quarter ended September 28, 2002 which are amended and restated in their entireties herein are: Part I, Item
1. - Financial Statements, Part I, Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part I, Item 4. - Controls and Procedures. Except as described in this Explanatory Note, this Form 10-Q/A (Amendment No. 1) does not otherwise modify the disclosures in Pro-Fac Cooperative, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002.


                               Page 1 of 18 Pages

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

PRO-FAC COOPERATIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS, NET PROCEEDS AND COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)

(DOLLARS IN THOUSANDS)

                                                                                             Quarter Ended
                                                                               -----------------------------------------
                                                                                     September 28,         September 29,
                                                                                         2002                  2001
                                                                               -------------------------   -------------
                                                                               (As Restated, see NOTE 9)
Net sales                                                                               $103,726             $ 249,232
Cost of sales                                                                            (80,644)             (203,362)
                                                                                        --------             ---------
Gross profit                                                                              23,082                45,870
Equity in net loss of Agrilink Holdings LLC (for the period August 19, 2002
   to September 28, 2002)                                                                   (144)                    0
Gain from transaction with Agrilink Foods, Inc. and related agreements                     6,804                     0
Selling, administrative, and general expense (for the period August 19, 2002
   to September 28, 2002)                                                                   (573)                    0
Selling, administrative, and general expense                                             (15,468)              (32,839)
Gain from pension curtailment                                                                  0                 2,472
Other income                                                                                 277                   248
Restructuring                                                                                  0                (1,050)
                                                                                        --------             ---------
Operating income                                                                          13,978                14,701
Interest income                                                                                3                     0
Interest expense                                                                          (7,747)              (19,213)
                                                                                        --------             ---------
Income/(loss) before income taxes                                                          6,234                (4,512)
Tax provision (for the period August 19, 2002 to September 28, 2002)                        (859)                    0
Tax (provision)/benefit                                                                      (59)                1,784
                                                                                        --------             ---------
Net income/(loss)                                                                       $  5,316             $  (2,728)
                                                                                        ========             =========

Allocation of net proceeds:
   Net income/(loss)                                                                    $  5,316             $  (2,728)

   Dividends on common and preferred stock                                                (2,453)               (2,509)
                                                                                        --------             ---------
   Net proceeds/(deficit)                                                                  2,863                (5,237)
   Allocation (to)/from accumulated deficit                                               (2,863)                5,237
                                                                                        --------             ---------
   Net proceeds available to members                                                    $      0             $       0
                                                                                        ========             =========

Estimated allocation of net proceeds available to members:
   Payable to members currently                                                         $      0             $       0

   Allocated to members but retained by the Cooperative:
      Qualified retains                                                                        0                     0
                                                                                        --------             ---------
   Net proceeds available to members                                                           0             $       0
                                                                                        ========             =========

Net income/(loss)                                                                       $  5,316             $  (2,728)

Other comprehensive income/(loss):
   Unrealized loss on hedging activity (net of taxes)                                          0                  (440)
                                                                                        --------             ---------
Comprehensive income/(loss)                                                             $  5,316             $  (3,168)
                                                                                        ========             =========

The accompanying notes are an integral part of these consolidated financial statements.

PRO-FAC COOPERATIVE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                                                                 September 28,          June 29,
                                                                                           2002                2002
                                                                                 -------------------------   ---------
                                                                                 (As Restated, See NOTE 9)
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                             $   1,345           $  14,686
   Accounts receivable, trade and other, net                                                     0              76,000
   Accounts receivable from Agrilink Foods, Inc.                                            14,152                   0
   Current portion of Transition Services receivable from Agrilink Foods, Inc.                 525                   0
   Inventories, net                                                                              0             294,315
   Current investment in CoBank                                                                  0               3,347
   Prepaid manufacturing expense                                                                 0              19,168
   Prepaid expenses and other current assets                                                   121              18,770
   Current deferred tax asset                                                                    0               2,923
                                                                                         ---------           ---------
         Total current assets                                                               16,143             429,209
Transition Services receivable from Agrilink Foods, Inc.                                       464                   0
Investment in Agrilink Holdings LLC                                                         26,555                   0
Investment in CoBank                                                                            59               6,294
Investment in and advances to joint venture                                                      0              14,586
Property, plant, and equipment, net                                                              0             288,120
Goodwill                                                                                         0              56,210
Other intangible assets, net                                                                     0              11,305
Non-current deferred tax asset                                                                   0               4,837
Other assets                                                                                     0              26,109
                                                                                         ---------           ---------
         Total assets                                                                    $  43,221           $ 836,670
                                                                                         =========           =========

          LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
   Current portion of long-term debt and obligations under capital leases                $       0           $  15,737
   Accounts payable                                                                          1,032              71,262
   Income taxes payable                                                                          0                 879
   Accrued interest                                                                              0               6,255
   Other accrued expenses                                                                        0              48,150
   Amounts due members                                                                      14,091              15,379
                                                                                         ---------           ---------
         Total current liabilities                                                          15,123             157,662
Obligations under capital leases                                                                 0               2,528
Long-term debt                                                                                   0             623,057
Non-current deferred tax liabilities                                                           859                   0
Other non-current liabilities                                                                    0              28,918
                                                                                         ---------           ---------
         Total liabilities                                                                  15,982             812,165
                                                                                         ---------           ---------
Commitments and contingencies
Class B cumulative redeemable preferred stock, liquidation preference $10 per
   share; authorized - 500,000 shares; issued and outstanding 20,643 shares                    206                 206
Common stock, par value $5, authorized - 5,000,000 shares; issued and
   outstanding 1,939,273 and 2,038,553, respectively                                         9,696              10,193

Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                   17,050              17,050
   Non-cumulative preferred stock, par value $25, authorized 5,000,000 shares;
      issued and outstanding 29,847 shares                                                     746                 746
   Class A cumulative preferred stock, liquidation preference $25 per share,
      authorized 10,000,000 shares; issued and outstanding 4,497,904 shares                112,448             112,448
   Special membership interests                                                             21,733                   0
   Accumulated deficit                                                                    (134,640)           (115,771)
   Accumulated other comprehensive income/(loss):
      Unrealized gain on hedging activity                                                        0                 206
      Minimum pension liability adjustment                                                       0                (573)
                                                                                         ---------           ---------
         Total shareholders' and members' capitalization                                    17,337              14,106
                                                                                         ---------           ---------
         Total liabilities and capitalization                                            $  43,221           $ 836,670
                                                                                         =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

PRO-FAC COOPERATIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                                                       Quarter Ended
                                                                                    -----------------------------------------
                                                                                           September 28,        September 29,
                                                                                               2002                  2001
                                                                                    -------------------------   -------------
                                                                                    (As Restated, see NOTE 9)
Cash Flows from Operating Activities:
   Net income/(loss)                                                                        $  5,316              $  (2,728)
   Adjustments to reconcile net income/(loss) to net cash used in operating activities:
      Amortization of certain intangible assets                                                  144                    296
      Amortization of debt issue costs, amendment costs, and discount on
         subordinated promissory notes                                                         1,201                  1,355
      Depreciation                                                                             3,833                  7,663
      Amortization of transition services receivable                                              61                      0
      Gain from transaction with Agrilink Foods, Inc. and related agreements                  (6,804)                     0
      Equity in net loss of Holdings LLC. (for the period August 19, 2002
         to September 28, 2002)                                                                  144                      0
      Equity in undistributed earnings of joint venture                                         (277)                  (205)
   Change in assets and liabilities:
         Accounts receivable                                                                   1,818                (22,235)
         Inventories and prepaid manufacturing expense                                       (33,170)               (82,910)
         Income taxes payable                                                                    (76)                   329
         Accounts payable and other accrued expenses                                          (9,999)               (23,488)
         Amounts due members                                                                   9,513                  3,718
         Deferred tax liabilities                                                                859                      0
         Other assets and liabilities, net                                                      (187)                  (508)
                                                                                            --------              ---------
Net cash used in operating activities                                                        (27,624)              (118,713)
                                                                                            --------              ---------

Cash flows from Investing Activities:
   Proceeds from Termination Agreement with Agrilink Foods, Inc.                               4,000                      0
   Purchase of property, plant and equipment                                                  (2,187)                (3,516)
   Proceeds from disposals of property, plant, and equipment                                       0                     20
   Proceeds from investment in CoBank                                                          1,115                  1,333
   Advances to joint venture                                                                  (1,512)                (1,106)
   Agrilink Foods, Inc. - Cash at the date of deconsolidation                                 (5,818)                     0
                                                                                            --------              ---------
Net cash used in investing activities                                                         (4,402)                (3,269)
                                                                                            --------              ---------

Cash Flows from Financing Activities:
   Net proceeds from issuance of short-term debt                                              22,000                130,900
   Payments on long-term debt                                                                   (292)                (2,998)
   Payments on capital lease                                                                     (38)                     0
   Cash paid in conjunction with debt amendment                                                    0                 (1,694)
   Repurchases of common stock, net                                                             (497)                (1,285)
   Cash dividends paid                                                                        (2,488)                (2,509)
                                                                                            --------              ---------
Net cash provided by financing activities                                                     18,685                122,414
                                                                                            --------              ---------

Net change in cash and cash equivalents                                                      (13,341)                   432
Cash and cash equivalents at beginning of period                                              14,686                  7,656
                                                                                            --------              ---------
Cash and cash equivalents at end of period                                                  $  1,345              $   8,088
                                                                                            ========              =========
Supplemental Schedule of Non-Cash Investing Activities
   Value of Pro-Fac's 40.72 percent common equity ownership in Agrilink Holdings LLC        $ 31,400              $       0
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

                            PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") is a New York agricultural cooperative corporation which markets crops grown by its members. Agrilink Foods, Inc. ("Agrilink Foods"), through August 18, 2002, was a wholly-owned subsidiary of Pro-Fac. Prior to August 19, 2002, the results of the Cooperative were consolidated with Agrilink Foods and intercompany transactions and balances were eliminated. Subsequent to August 18, 2002, Pro-Fac no longer consolidates Agrilink Foods but accounts for its investment in Agrilink Holdings LLC (as that entity is described below in this
NOTE 1 to the "Notes to Consolidated Financial Statements") under the equity method of accounting. See the detailed description of the August 19, 2002 transaction below.

The operating activities of Pro-Fac for periods prior to August 19, 2002 reflect products sold through Agrilink Foods' four primary product lines consisting of: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales was within the United States. In addition, all of Agrilink Foods' operating facilities, excluding one in Mexico, were within the United States.

Prior to August 19, 2002, the Cooperative also conducted business under the name of Agrilink. In addition, the boards of directors of Agrilink Foods and Pro-Fac conducted joint meetings, coordinated their activities, and acted on a consolidated basis.

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

See NOTE 2 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding agreements with Agrilink Foods and discussion of the related gain.

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

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, 40.72 percent of the payments received under the Termination Agreement are recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining 59.28 percent of the annual payment will be recognized as additional gain on the transaction with Agrilink Foods in the period received. Accordingly, through the first quarter of fiscal 2003, Pro-Fac recognized approximately $2.4 million as additional gain from the receipt of the termination payments.

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

Pro-Fac has recorded the estimated value of these services, $1.0 million, as services receivable and proceeds from the Transaction, prior to elimination of
40.72 percent of the amount of Pro-Fac's investment in Holdings LLC. This estimated value of the services to be received by the Cooperative will be amortized to expense over the term of the Transitional Services Agreement. Accordingly, Pro-Fac recognized approximately $.6 million as additional gain from the transitional services agreement.

GAIN FROM TRANSACTION WITH AGRILINK FOODS, INC. AND RELATED AGREEMENTS: Prior to the Transaction, certain amounts owed by Pro-Fac to Agrilink Foods were forgiven. The amounts forgiven were approximately $36.5 million and represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand payable. After adjusting for the amounts forgiven, Pro-Fac's investment in Agrilink Foods prior to the Transaction was approximately $24.9 million. The value of the Cooperative's 40.72 percent common equity ownership in Holdings LLC is valued at $31.4 million. The Cooperative recognized a gain of $3.8 million from this exchange.

As a result of the agreements described above, based on the 40.72 percent common equity ownership, the Cooperative recognized a total gain of approximately $6.8 million through September 28 2002.

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

Unlike the Marketing and Facilitation Agreement, the Amended and Restated Marketing and Facilitation Agreement does not permit Agrilink Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits and it does not require Pro-Fac to reinvest in Agrilink Foods any part of Pro-Fac's patronage income. Historically, under the Marketing and Facilitation Agreement, in any year in which Agrilink Foods had earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), Agrilink Foods paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of Agrilink Foods (before dividing with Pro-Fac). In years in which Agrilink Foods had losses on Pro-Fac Products, Agrilink Foods reduced the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of Agrilink Foods (before dividing with Pro-Fac). Additional patronage income was paid to Pro-Fac for services provided to Agrilink Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Under the Marketing and Facilitation Agreement, earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year. Pro-Fac's share of loss was $2.3 million for the first quarter ended September 29, 2001. Pro-Fac was also required to reinvest at least 70 percent of the additional patronage income in Agrilink Foods. Since Pro-Fac's acquisition of Agrilink Foods in 1994 and prior to August 19, 2002, Pro-Fac had invested an additional $50.8 million in Agrilink Foods.

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

The major classes of inventories of Agrilink Foods at June 29, 2002 were as follows:

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

The summary of long-term debt of Agrilink Foods at June 29, 2002 was as follows:

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

(DOLLARS IN MILLIONS)

                                              Amounts
Contractual Obligations Guaranteed           Committed     Expiration
----------------------------------           ---------   -------------
Senior Subordinated Notes - 11 7/8 Percent     $200.0    November 2008
Subordinated Promissory Note                   $ 33.7    November 2008

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

The special membership interests were allocated to the current and former members of Pro-Fac that made patronage deliveries to or on behalf of Pro-Fac in the six fiscal years ending June 29, 2002, in proportion to the patronage deliveries made by those members in each case during that six fiscal year period. The purpose of the allocation of the special membership interests was to preserve for members and former members at the Closing Date the appreciation in value of their indirect investment in Agrilink Foods.

NOTE 7: OPERATING SEGMENTS

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Agrilink Foods.

Subsequent to August 19, 2002, the Cooperative operates in one segment, the marketing of crops grown by its members.

Agrilink Foods accounted for segments using Statement of Financial Accounting Standards No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE" (SFAS 131). SFAS No. 131 establishes requirements for reporting information about operating segments and established standards for related disclosures about products and services, and geographic areas. As management of Agrilink Foods made the majority of its operating decisions based upon Agrilink Foods' significant product lines, Agrilink Foods elected to utilize significant product lines in determining its operating segments. Prior to August 19, 2002, Agrilink Foods' four primary operating segments were as follows: vegetables, fruits, snacks, and canned meals.

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

The following table illustrates the operating segment information of Agrilink Foods for the first quarter ended September 28, 2002 and the first quarter ended September 29, 2001:

(Dollars in Millions)
                                                                                  Quarter Ended               Quarter Ended
                                                                                  September 28,               September 29,
                                                                                      2002                        2001
                                                                                  -------------               -------------
Net Sales:
   Vegetables                                                                         $ 69.5                      $176.5
   Fruits                                                                               13.1                        28.3
   Snacks                                                                               11.8                        22.4
   Canned Meals                                                                          4.4                        12.4
   Other                                                                                 4.9                         9.6
                                                                                      ------                      ------
     Total                                                                            $103.7                      $249.2
                                                                                      ======                      ======

(Dollars in Millions)

                                                                                  Quarter Ended               Quarter Ended
                                                                                  September 28,               September 29,
                                                                                      2002                        2001
                                                                                  -------------               -------------
Operating income:
   Vegetables                                                                        $ 3.8                     $  4.5
   Fruits                                                                              2.1                        4.2
   Snacks                                                                              1.3                        1.5
   Canned Meals                                                                        0.3                        2.2
   Other                                                                               0.4                        0.9
                                                                                     -----                     ------
     Total segments                                                                    7.9                       13.3
Gain from pension curtailment                                                          0.0                        2.5
Equity in net loss of Agrilink Holdings LLC (for the period August 19, 2002
     to September 28, 2002)                                                           (0.1)                       0.0
Gain from transaction with Agrilink Foods, Inc. and related agreements                 6.8                        0.0
Selling, administrative, and general expense (for the period August 19, 2002
     to September 28, 2002)                                                           (0.6)                       0.0
Restructuring                                                                          0.0                       (1.1)
                                                                                     -----                     ------
Total consolidated operating income                                                   14.0                       14.7
Interest expense                                                                      (7.8)                     (19.2)
                                                                                     -----                     ------
Income/(loss) before taxes                                                           $ 6.2                     $ (4.5)
                                                                                     =====                     ======

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

NOTE 9. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of its financial statements for the quarter ended September 28, 2002, the Cooperative determined that the previously reported gain on the transaction with Agrilink Foods and the Cooperative's equity in the net losses of Holdings LLC had been determined incorrectly. The adjustments recorded to correct the errors reduced the gain on the transaction with Agrilink Foods by $2.1 million and reduced the Cooperative's equity in the net losses of Holdings LLC by $.2 million. The total effect of the aforementioned items was to reduce net income for the quarter by $1.9 million, with a corresponding reduction in the Cooperative's investment in Holdings LLC. Although the Cooperative has restated the gain related to this transaction, this restatement has no impact on the cash receipts related to the transaction. The principal effects of the restatement are summarized in the following table.

                                                                                     As
                                                                                 Previously      As
                                                                                  Reported    Restated
                                                                                 ----------   ---------
For the quarter ended September 28, 2002:

   Equity in net loss of Agrilink Holdings LLC (for the period August 19, 2002
      to September 28, 2002)                                                     $    (343)   $    (144)

   Gain from sale of Agrilink Foods, Inc.                                        $   4,861    $   6,804

   Gain from sale of Agrilink Foods, Inc. related to Termination Agreement       $   4,000    $       0

   Net income                                                                    $   7,174    $   5,316

At September 28, 2002:

   Investment in Agrilink Holdings LLC                                           $  28,412    $  26,555

   Total assets                                                                  $  45,078    $  43,221

   Income taxes payable                                                          $     859    $       0

   Non-current deferred taxes payable                                            $       0    $     859

   Accumulated deficit                                                           $(132,783)   $(134,640)


               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, Pro-Fac makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements made in this Form 10-QA and in other filings with the SEC.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in NOTE 9 to the "Notes to the Consolidated Financial Statements" included in ITEM 1, the accompanying financial statements for the first quarter ended September 28, 2002 have been restated. The following "Management's Discussion and Analysis" has been amended to take into account the effects of the restatement. Although the Cooperative has restated the gain related to this transaction, this restatement has no impact on the cash receipts related to the transaction.

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations, Net Proceeds, and Comprehensive Income in the first quarter of fiscal 2003 versus such periods in fiscal 2002.

From June 30, 2002 until August 18, 2002, Agrilink Foods was a wholly owned subsidiary of Pro-Fac. Agrilink Foods operates through four primary products lines, consisting of vegetable, fruits, snacks and canned meals. The majority of each of the product lines' net sales was within the United States and, with the exception of one facility in Mexico, all of Agrilink Foods' facilities are located in the United States. Through August 18, 2002, the results of Pro-Fac were consolidated with Agrilink Foods and intercompany transactions and balances were eliminated. The following summarizes the activity of Agrilink Foods for the period June 30, 2002 through August 18, 2002:

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

EQUITY IN NET LOSS OF AGRILINK HOLDINGS LLC (FOR THE PERIOD AUGUST 19, 2002 TO SEPTEMBER 28, 2002): Subsequent to August 18, 2002, Pro-Fac no longer reports its financial statements on a consolidated basis with Agrilink Foods and accounts for its investment in Agrilink Holdings LLC under the equity method of accounting. For the period August 19, 2002 to September 28, 2002, the Cooperative recognized a loss of $144,000 from its investment in Agrilink Holdings LLC.

GAIN FROM TRANSACTION WITH AGRILINK FOODS, INC AND RELATED AGREEMENTS.: On August 19, 2002, the Cooperative contributed to the capital of Agrilink Holdings LLC all of the shares of Agrilink Foods' common stock owned by Pro-Fac in exchange for Class B common units of Agrilink Holdings LLC representing a 40.72 percent interest.

Pro-Fac's investment in Agrilink Foods prior to the Transaction was approximately $24.9 million. This amount reflects the forgiveness by Agrilink Foods of approximately $36.5 million which represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand payable. The value of the Cooperative's 40.72 percent common equity ownership in Holdings LLC is estimated at $31.4 million. Accordingly, the Cooperative recognized a gain of $3.8 million from this exchange.

Pro-Fac and Agrilink Foods also entered into a letter agreement dated as of the Closing Date (the "Termination Agreement" described in NOTE 2 of the "Notes to Consolidated Financial Statements"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac will receive a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment will be paid in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1. The Termination Agreement provided that the first payment in the amount of $4.0 million was to be paid on the Closing Date and the next payment made by October 1, 2002 and quarterly thereafter as outlined in the agreement. The Cooperative therefore received $4.0 million from Agrilink Foods on August 19, 2002 and $2.0 million on October 1, 2002.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, 40.72 percent of the payments received under the Termination Agreement are recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining 59.28 percent of the annual payment will be recognized as additional gain on the transaction with Agrilink Foods in the period received. Accordingly, through the first quarter of fiscal 2003, Pro-Fac recoginzed approximately $2.4 million as additional gain from the receipt of the termination payment.

In addition, Pro-Fac and Agrilink entered into the Transitional Services Agreement described in NOTE 1 of the "Notes to Consolidated Financial Statements." The estimated value of services to be received by Pro-Fac under the agreement, of approximately $1.0 million, has been reflected as additional proceeds from the Transaction. Accordingly, Pro-Fac recognized approximately $.6 million as additional gain from the transitional services agreement.

Accordingly, based on the 40.72 percent common equity ownership, the Cooperative recognized a gain of approximately $6.8 million through September 28, 2002.

SELLING, ADMINISTRATIVE, AND GENERAL EXPENSE (FOR THE PERIOD AUGUST 19, 2002 TO SEPTEMBER 28, 2002): Selling, administrative, and general expenses totaled $0.6 million for the first quarter ended September 28, 2002. In the first quarter of fiscal 2003, the Cooperative paid approximately $342,000 to obtain insurance from St. Paul Mercury Insurance Company and Great American Insurance Company, insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative for events occurring prior to August 19, 2002 where claims are submitted prior to August 19, 2008. This insurance has a term expiring on August 19, 2008. The remaining expenses for the first quarter of fiscal 2002 were for general operating purposes of the Cooperative.

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

                         LIQUIDITY AND CAPITAL RESOURCES

As discussed above, as a result of the Transaction, Pro-Fac no longer consolidates the assets and liabilities of Agrilink Foods in its financial statements. Pro-Fac's balance sheet does, however, reflect Pro-Fac's interest in Agrilink Holdings LLC, which, as described in NOTE 1 of the "Notes to Consolidated Financial Statements," is accounted for under the equity method.

From and after August 19, 2002, Pro-Fac's primary sources of cash are the payments due to it by Agrilink Foods under the Termination Agreement and the Amended and Restated Marketing and Facilitation Agreement, which are described in detail in NOTES 1 and 2 of the "Notes to the Consolidated Financial Statements." In addition, pursuant to the Credit Agreement with Agrilink Foods, described in NOTE 2 of the "Notes to Consolidated Financial Statements," Pro-Fac also has available to it up to $1.0 million per year, for five years. Finally, Agrilink Foods has agreed, pursuant to the Transitional Services Agreement, described in NOTE 1 of the "Notes to the Consolidated Financial Statements", to provide Pro-Fac certain administrative and other services for a period 24 months from the Closing Date.

Net cash available to Pro-Fac is used to pay its operating expenses as well as to pay dividends on its capital stock and to fund repurchases of its common stock. In addition, Pro Fac will, after expiration of the 24-month term, need cash to cover salary, administrative and other expenses currently furnished under the Transitional Services Agreement.

Pro-Fac believes the sources described above will be sufficient to meet its liquidity requirements for the foreseeable future.

A discussion of "Unaudited Consolidated Statement of Cash Flows" for the first quarter ended September 28, 2002 of fiscal 2003 follows:

Net cash used in operating activities of $27.6 million for the first quarter of fiscal 2003 primarily represents changes in operating assets and liabilities of Agrilink Foods for the period June 29, 2002 through August 19, 2002. During this time Pro-Fac consolidated its results with Agrilink Foods.

Net cash used in investing activities for the first quarter of fiscal 2003 was $4.4 million. Of this amount approximately $5.8 million represents the cash balance transferred at the date of the transaction with Agrilink Foods. Offsetting this amount was the receipt by the Cooperative of $4.0 million from Agrilink Foods under the Termination Agreement. Other amounts reported as cash used in investing activities relate to the period through August 19, 2002 when Pro-Fac consolidated its results with Agrilink Foods. The Cooperative does not expect to have any material investing activities or capital expenditures for the foreseeable future.

Net cash provided by financing activities reflect repurchases of common stock and dividends paid by the Cooperative during the first quarter of fiscal 2003. Net proceeds from the issuance of short term debt of $22.0 million, payments on long term debt of $.3 million and cash paid for capital leases of $.1 million relate to the period June 29, 2002 through August 19, 2002 when Pro-Fac consolidated its results with Agrilink Foods.

Pro-Fac guarantees certain obligations of Agrilink Foods. Following is a schedule of obligations at September 28, 2002 that are guaranteed by the Cooperative.

(DOLLARS IN MILLIONS)

                                              Amounts
Contractual Obligations Guaranteed           Committed     Expiration
----------------------------------           ---------   -------------
Senior Subordinated Notes - 11 7/8 Percent     $200.0    November 2008
Subordinated Promissory Note                     33.7    November 2008

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PRO-FAC COOPERATIVE, INC.


Date:     February 7, 2003             BY: /s/       Stephen R. Wright
      ------------------------             -------------------------------------
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

                                  CERTIFICATION

I, Stephen R. Wright, certify that:

1.   I  have  reviewed  this   quarterly   report  on  Form  10-Q/A  of  Pro-Fac
     Cooperative, Inc.;

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


Date:     February 7, 2003                 /s/        Stephen R. Wright
      ------------------------             -------------------------------------
                                                      STEPHEN R. WRIGHT
                                                GENERAL MANAGER AND SECRETARY
                                                (Principal Executive Officer
                                               and Principal Financial Officer)