Form 10-Q
period 2002-12-28
PRO FAC COOPERATIVE INC
filed 2003-02-11
CIK 202932

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------
                                    Form 10-Q
                                 ---------------
   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 2002

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

                                                     YES         NO
                                                         ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of February 11, 2003.

                            Common Stock - 1,939,272

===============================================================================

                               Page 1 of 20 Pages

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Consolidated Statements of Operations, Net Proceeds and Comprehensive Income/(Loss)
(Unaudited)


(Dollars in Thousands)
                                                                    Three Months Ended                Six Months Ended
                                                              ---------------------------    -----------------------------
                                                              December 28,    December 29,   December 28,      December 29,
                                                                 2002            2001           2002               2001
                                                               -------         --------          -------          --------

Net sales                                                      $     0       $  294,549        $ 103,726          $543,781
Cost of sales                                                        0         (223,886)         (80,644)         (427,248)
                                                              --------       ----------        ---------         ---------
Gross profit                                                         0           70,663           23,082           116,533
Equity income from Agrilink Holdings LLC (for the period
   September 29, 2002 to December 28, 2002 and the period
   August 19, 2002 to December 28, 2002, respectively)           3,796                0            3,652                 0
Gain from transaction with Agrilink Foods, Inc.
    and related agreements                                       1,186                0            7,990                 0
Selling, administrative, and general expense (for
   the period September 29, 2002 to December 28, 2002
   and the period August 19, 2002 to December 28, 2002,
   respectively)                                                  (284)               0             (810)                0
Selling, administrative, and general expense                         0          (30,928)         (15,468)          (63,767)
Legal settlement                                                (1,538)               0           (1,585)                0
Gain from pension curtailment                                        0                0                0             2,472
Other income                                                         0              950              277             1,198
Restructuring                                                        0           (1,572)               0            (2,622)
                                                               -------         --------          -------          --------
Operating income                                                 3,160           39,113           17,138            53,814
Interest income                                                      4                0                7                 0
Interest expense                                                     0          (16,479)          (7,747)          (35,692)
                                                               -------         --------          -------          --------
Income before taxes                                              3,164           22,634            9,398            18,122
Tax provision (for the period September 29, 2002 to
   December 28, 2002 and the period August 19, 2002 to
   December 28, 2002, respectively)                               (677)               0           (1,536)                0
Tax provision                                                        0           (7,328)             (59)           (5,544)
                                                               -------         --------          -------          --------
Net income                                                     $ 2,487         $ 15,306          $ 7,803          $ 12,578
                                                               =======         ========          =======          ========

Allocation of net proceeds:
   Net income                                                  $ 2,487         $ 15,306          $ 7,803          $ 12,578

   Dividends on common and preferred stock                      (1,935)          (1,946)          (4,388)           (4,455)
                                                               -------         --------          -------          --------
   Net proceeds                                                    552           13,360            3,415             8,123
   Allocation to accumulated deficit                              (552)          (8,757)          (3,415)           (3,520)
                                                               -------         --------          -------          --------
   Net proceeds available to members                           $     0         $  4,603          $     0          $  4,603
                                                               =======         ========          =======          ========

Estimated allocation of net proceeds available to members:
   Payable to members currently                                $     0         $  1,151          $     0          $  1,151
   Allocated to members but retained by the Cooperative:
     Qualified retains                                               0            3,452                0             3,452
                                                               -------         --------          -------          --------
   Net proceeds available to members                                 0         $  4,603          $     0          $  4,603
                                                               =======         ========          =======          ========

Net income                                                     $ 2,487         $ 15,306          $ 7,803          $ 12,578
Other comprehensive income/(loss):
   Unrealized gain/(loss) on hedging activity (net of taxes)         0               66                0              (374)
                                                               -------         --------          -------          --------
Comprehensive income                                           $ 2,487         $ 15,372          $ 7,803          $ 12,204
                                                               =======         ========          =======          ========



The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheets
(Unaudited)



(Dollars in Thousands)                                        ASSETS                    December 28,       June 29,
                                                                                            2002             2002
                                                                                          --------          ---------
Current assets:
   Cash and cash equivalents                                                              $    262          $  14,686
   Accounts receivable, trade and other, net                                                     0             76,000
   Accounts receivable from Agrilink Foods, Inc.                                            18,660                  0
   Current portion of Transitional Services receivable from Agrilink Foods, Inc.               525                  0
   Inventories, net                                                                              0            294,315
   Current investment in CoBank                                                                  0              3,347
   Prepaid manufacturing expense                                                                 0             19,168
   Prepaid expenses and other current assets                                                    85             18,770
   Current deferred tax asset                                                                  438              2,923
                                                                                          --------          ---------
            Total current assets                                                            19,970            429,209
Transitional Services receivable from Agrilink Foods, Inc.                                     333                  0
Investment in Agrilink Holdings LLC                                                         29,512                  0
Investment in CoBank                                                                            59              6,294
Investment in and advances to joint venture                                                      0             14,586
Property, plant, and equipment, net                                                              0            288,120
Goodwill                                                                                         0             56,210
Other intangible assets, net                                                                     0             11,305
Non-current deferred tax asset                                                                   0              4,837
Other assets                                                                                     0             26,109
                                                                                          --------          ---------
            Total assets                                                                  $ 49,874          $ 836,670
                                                                                          ========          =========

                            LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION
Current liabilities:
   Current portion of long-term debt and
     obligations under capital leases                                                     $      0          $  15,737
   Accounts payable                                                                            260             71,262
   Income taxes payable                                                                          0                879
   Accrued interest                                                                              0              6,255
   Other accrued expenses                                                                    1,250             48,150
   Amounts due members                                                                      18,600             15,379
                                                                                          --------          ---------
            Total current liabilities                                                       20,110            157,662
Obligations under capital leases                                                                 0              2,528
Long-term debt                                                                                   0            623,057
Non-current deferred tax liability                                                           1,974                  0
Other non-current liabilities                                                                    0             28,918
                                                                                          --------          ---------
            Total liabilities                                                               22,084            812,165
Commitments and contingencies
Class B cumulative redeemable preferred stock, liquidation
   preference $10 per share; authorized - 500,000 shares; issued and
     outstanding 20,643 shares                                                                 206                206
Common stock, par value $5, authorized - 5,000,000 shares; issued
   and outstanding 1,939,273 and 2,038,553, respectively                                     9,696             10,193

Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                   17,050             17,050
   Non-cumulative preferred stock, par value $25, authorized
     5,000,000 shares; issued and outstanding 29,847 shares                                    746                746
   Class A cumulative preferred stock, liquidation preference $25 per share, authorized 10,000,000 shares; issued and
       outstanding 4,497,904 shares                                                        112,448            112,448
   Special membership interests                                                             21,733                  0
   Accumulated deficit                                                                    (134,089)          (115,771)
   Accumulated other comprehensive income/(loss):
     Unrealized gain on hedging activity                                                         0                206
     Minimum pension liability adjustment                                                        0               (573)
                                                                                          --------          ---------
            Total shareholders' and members' capitalization                                 17,888             14,106
                                                                                          --------          ---------
            Total liabilities and shareholders' and members' capitalization               $ 49,874          $ 836,670
                                                                                          ========          =========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)


                                                                                        Six Months Ended
                                                                              -----------------------------------
                                                                              December 28,           December 29,
                                                                                     2002                  2001
                                                                              --------------         ------------
Cash Flows from Operating Activities:
     Net income                                                                  $   7,803               $ 12,578
     Estimated cash payment due to members                                               0                 (1,151)
     Adjustments to reconcile net income to net cash used
       in operating activities:
       Amortization of goodwill and other intangible assets                            144                    592
       Amortization of debt issue costs, amendment costs, and
        discount on subordinated promissory notes                                    1,201                  3,224
       Depreciation                                                                  3,833                 15,376
       Amortization of Transitional Services Agreement                                 192                      0
       Gain from transaction with Agrilink Foods, Inc. and related agreements       (7,990)                     0
       Equity income from Agrilink Holdings LLC (for the period August 19, 2002
         to December 28, 2002)                                                      (3,652)                     0
       Equity in undistributed earnings of joint venture                              (277)                (1,099)
     Change in assets and liabilities:
         Accounts receivable                                                         1,818                 (6,121)
         Inventories and prepaid manufacturing expense                             (33,170)               (56,148)
         Income taxes payable                                                          (76)                   938
         Accounts payable and other accrued expenses                                (9,522)               (75,231)
         Amounts due members                                                         8,649                  5,908
         Deferred tax asset and liability                                            1,537                      0
         Other assets and liabilities, net                                             737                   (464)
                                                                               ------------           -----------
Net cash used in operating activities                                              (28,773)              (101,598)
                                                                               ------------           -----------

Cash Flows from Investing Activities:
     Proceeds from Termination Agreement with Agrilink Foods, Inc.                   6,000                      0
     Purchase of property, plant and equipment                                      (2,187)                (7,363)
     Proceeds from disposals of property, plant, and equipment                           0                     36
     Proceeds from investment in CoBank                                              1,115                  2,665
     Advances to joint venture                                                      (1,512)                     0
     Agrilink Foods, Inc. - Cash at the date of deconsolidation                     (5,818)                     0
                                                                               -----------            -----------
Net cash used in investing activities                                               (2,402)                (4,662)
                                                                               -----------            -----------

Cash Flows from Financing Activities:
     Net proceeds from issuance of short-term debt                                  22,000                114,800
     Payments on long-term debt                                                       (292)                (3,047)
     Payments on capital leases                                                        (38)                     0
     Cash paid in conjunction with debt amendment                                        0                 (1,694)
     Repurchases of common stock, net                                                 (497)                (1,087)
     Cash dividends paid                                                            (4,422)                (4,455)
                                                                               -----------            -----------
Net cash provided by financing activities                                           16,751                104,517
                                                                               -----------            -----------

Net change in cash and cash equivalents                                            (14,424)                (1,743)
Cash and cash equivalents at beginning of period                                    14,686                  7,656
                                                                               -----------            -----------
Cash and cash equivalents at end of period                                       $     262               $  5,913
                                                                               ===========            ===========
Supplemental Schedule of Non-Cash Investing Activities
     Value of Pro-Fac's 40.72 percent common equity
     ownership in Agrilink Holdings LLC                                          $  31,400               $      0
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

                            PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") is a New York agricultural cooperative corporation which markets crops grown by its members. Agrilink Foods, Inc. ("Agrilink Foods", effective February 10, 2003, Agrilink Foods, Inc. changed its name to "Birds Eye Foods, Inc."), through August 18, 2002, was a wholly-owned subsidiary of Pro-Fac. Prior to August 19, 2002, the results of the Cooperative were consolidated with Agrilink Foods and intercompany transactions and balances were eliminated. Subsequent to August 18, 2002, Pro-Fac no longer consolidates Agrilink Foods but accounts for its investment in Agrilink Holdings LLC (as that entity is described below in this NOTE 1 to the "Notes to Consolidated Financial Statements") under the equity method of accounting. Full financial statements as filed or to be filed by Agrilink Foods are included as an Exhibit to this Form 10-Q and are hereby incorporated into this filing. See the detailed description of the August 19, 2002 transaction below.

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

Immediately following Pro-Fac's contribution of its shares of Agrilink Foods' common stock to Holdings LLC, Holdings LLC contributed those shares to Agrilink Holdings Inc. ("Holdings Inc.", effective February 10, 2003, Agrilink Holdings, Inc. changed its name to "Birds Eye Holdings Inc."), a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC, and Agrilink Foods became an indirect, wholly-owned subsidiary of Holdings LLC. As a result of the Transaction, Pro-Fac owns 40.72 percent and Vestar owns 56.24 percent of the common equity securities of Holdings LLC. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the period ended December 28, 2002 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 29, 2002.

New Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Effective June 30, 2002, the Cooperative adopted SFAS No. 144 which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement requires an impairment loss be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and that the impairment loss be recognized as the difference between the carrying amount and fair value of the asset. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity, and the entity will not have any significant continuing involvement in the future operations. The adoption of SFAS No. 144 did not have a significant effect on the operations of the Cooperative.

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

NOTE 2. AGREEMENTS WITH AGRILINK FOODS

In connection with the Transaction, Agrilink Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

Termination Agreement: Pro-Fac and Agrilink Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Agrilink Foods (the "Marketing and Facilitation Agreement") which, until the Closing Date, governed the crop supply and purchase relationship between Agrilink Foods and Pro-Fac, has been terminated. In consideration of such termination, Agrilink Foods will pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment will be paid in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each on October 1, January 1, and April 1. The Termination Agreement provided that the first payment in the amount of $4.0 million was to be paid on the Closing Date and the next payment made by October 1, 2002 and quarterly thereafter as outlined in the agreement. The Cooperative therefore received $4.0 million from Agrilink Foods on August 19, 2002, $2.0 million on October 1, 2002 and $2.0 million on January 1, 2003.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, 40.72 percent of the payments received under the Termination Agreement are recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining 59.28 percent of the annual payment will be recognized as additional gain from the transaction with Agrilink Foods in the period received. Accordingly, through the first six months of fiscal 2003, Pro-Fac recognized approximately $3.6 million as additional gain from the receipt of the termination payments.

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

Pro-Fac has recorded the estimated value of these services, $1.0 million, as services receivable and proceeds from the Transaction, prior to elimination of
40.72 percent of the amount of Pro-Fac's investment in Holdings LLC. This estimated value of the services to be received by the Cooperative will be amortized to expense over the term of the Transitional Services Agreement. Accordingly, through the first six months of fiscal 2003, Pro-Fac recognized approximately $.6 million as additional gain from the Transitional Services Agreement.

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

As a result of the agreements described above, based on the 40.72 percent common equity ownership, the Cooperative recognized a total gain, through the first six months of fiscal 2003, of approximately $8.0 million.

Amended and Restated Marketing and Facilitation Agreement: Pro-Fac and Agrilink Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement supersedes and replaces the Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Agrilink Foods' preferred supplier of crops. Agrilink Foods will also continue to pay Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Agrilink Foods, it may be more or less than the price Agrilink Foods would pay in the open market in the absence of the relationship. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Marketing and Facilitation Agreement. Agrilink Foods will make payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac will meet with Agrilink Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Agrilink Foods. Amounts received by Pro-Fac from Agrilink Foods for the CMV for all crops delivered for the six months ended December 28, 2002 and December 29, 2001 were $53.1 million and $66.6 million, respectively. As of December 28, 2002, the Cooperative owed $18.6 million to its members for crops delivered. A comparable amount was owed to the Cooperative by Agrilink Foods. Under the provision of EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the Cooperative records activity between Agrilink Foods, itself, and its members on a net basis.

Unlike the Marketing and Facilitation Agreement, the Amended and Restated Marketing and Facilitation Agreement does not permit Agrilink Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits and it does not require Pro-Fac to reinvest in Agrilink Foods any part of Pro-Fac's patronage income. Historically, under the Marketing and Facilitation Agreement, in any year in which Agrilink Foods had earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), Agrilink Foods paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of Agrilink Foods (before dividing with Pro-Fac). In years in which Agrilink Foods had losses on Pro-Fac Products, Agrilink Foods reduced the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of Agrilink Foods (before dividing with Pro-Fac). Additional patronage income was paid to Pro-Fac for services provided to Agrilink Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Under the Marketing and Facilitation Agreement, earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year. Pro-Fac's share of earnings was $9.1 million for the six months ended December 29, 2001. Pro-Fac was also required to reinvest at least 70 percent of the additional patronage income in Agrilink Foods. Since Pro-Fac's acquisition of Agrilink Foods in 1994 and prior to August 19, 2002, Pro-Fac had invested an additional $50.8 million in Agrilink Foods.

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

The major classes of inventories of Agrilink Foods at June 29, 2002 were as follows:



(Dollars in Thousands)
                                             June 29,
                                               2002
                                           ----------
Finished goods                             $  266,469
Raw materials and supplies                     27,846
                                           ----------
     Total inventories                     $  294,315
                                           ==========

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


(Dollars in Thousands)
                                      June 29,
                                        2002
                                     ----------
Amortized intangibles:
Covenants not to compete             $    2,478
Other                                    12,000
Less:  accumulated amortization          (3,173)
                                     ----------
Other intangible assets, net         $   11,305
                                     ==========

The aggregate amortization expense associated with intangible assets for the second quarter and first six months ended December 29, 2001 were approximately $0.3 million and $0.6 million respectively.

NOTE 5. DEBT

Credit Agreement: Agrilink Foods and Pro-Fac have entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Agrilink Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw up to $1.0 million per year under the Credit Facility, unless Agrilink Foods is prohibited from making such advances under the terms of certain third party indebtedness of Agrilink Foods. Amounts not drawn in a year will not be carried forward. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. There were no amounts outstanding under this Credit Agreement at December 28, 2002.

Summary of Long-Term Debt at June 29, 2002: Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Agrilink Foods.

The summary of long-term debt of Agrilink Foods at June 29, 2002 was as follows:


(Dollars in Thousands)
                                                                       June 29,
                                                                         2002
                                                                      -----------
Term Loan Facility                                                    $   400,800
Senior Subordinated Notes                                                 200,015
Subordinated Promissory Notes (net of discount)                            32,696
Other                                                                       4,462
                                                                      -----------
     Total debt                                                           637,973
Less current portion                                                      (14,916)
                                                                      -----------
     Total long-term debt                                             $   623,057
                                                                      ===========

In conjunction with the Transaction, on August 19, 2002, proceeds received from Vestar, along with the net proceeds from Agrilink Foods' new senior secured credit facility, were utilized to retire all existing indebtedness under the Agrilink Foods Harris Credit Facility, including the Term Loan Facility.

Pro-Fac guarantees certain obligations of Agrilink Foods. Following is a schedule of obligations at December 28, 2002 that are guaranteed by the Cooperative.

(Dollars in Millions)

                                                                       Amounts
Contractual Obligations Guaranteed                                     Committed        Expiration
----------------------------------                                     ---------        ------------
Senior Subordinated Notes - 11 7/8 Percent                              $  200.0        November 2008
Subordinated Promissory Note (net of discount)                          $   34.6        November 2008

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

The special membership interests were allocated to the current and former members of Pro-Fac that made patronage deliveries to or on behalf of Pro-Fac in the six fiscal years ended June 29, 2002, in proportion to the patronage deliveries made by those members in each case during that six fiscal year period. The purpose of the allocation of the special membership interests was to preserve for members and former members at the Closing Date the book appreciation in value of their former investment in Agrilink Foods.

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

The following table illustrates the operating segment information of the Cooperative for the periods indicated:


(Dollars in Millions)
                     Three Months Ended        Three Months Ended        Six Months Ended             Six Months Ended
                        December 28,              December 29,            December 28,                   December 29,
                            2002                      2001                     2002                         2001
                                                                        (Covering the Period
                                                                            June 30, 2002-
                                                                           August 18, 2002)
                     -----------------         ------------------         -----------------         -----------------
Net Sales:
   Vegetables            $     0.0                  $  210.7                  $     69.5                  $     387.2
   Fruits                      0.0                      41.3                        13.1                         69.6
   Snacks                      0.0                      21.8                        11.8                         44.2
   Canned Meals                0.0                      11.9                         4.4                         24.3
   Other                       0.0                       8.9                         4.9                         18.5
                         ---------                  --------                  ----------                  -----------
     Total               $     0.0                  $  294.6                  $    103.7                  $     543.8
                         =========                  ========                  ==========                  ===========



(Dollars in Millions)

                                 Three Months Ended        Three Months Ended     Six Months Ended       Six Months Ended
                                    December 28,               December 29,         December 28,           December 29,
                                        2002                       2001                 2002                   2001
                                                                                (Covering the Period
                                                                                    June 30, 2002-
                                                                                   August 18, 2002)
                               --------------------        ----------------       -----------------     ---------------
Operating income:
   Vegetables                              0.0                $    27.2             $      3.8              $    31.7
   Fruits                                  0.0                      8.7                    2.1                   12.9
   Snacks                                  0.0                      1.7                    1.3                    3.2
   Canned Meals                            0.0                      2.2                    0.3                    4.4
   Other                                   0.0                      0.9                    0.4                    1.8
                                      --------                ---------             ----------              ---------
     Continuing segments                   0.0                     40.7                    7.9                   54.0
Equity income from Agrilink Holdings
LLC (for the period September 29, 2002
to December 28, 2002 and the period
August 19, 2002 to December 28, 2002,
respectively)                              3.8                      0.0                    3.7                    0.0
Gain from transaction with Agrilink
Foods, Inc. and related agreements         1.2                      0.0                    8.0                    0.0
Selling, administrative, and general
expense (for the period September 29, 2002
to December 28, 2002 and the period
August 19, 2002 to December 28, 2002,
respectively)                             (0.3)                     0.0                   (0.9)                   0.0
Legal Settlement                          (1.5)                     0.0                   (1.6)                   0.0
Gain from pension curtailment              0.0                      0.0                    0.0                    2.5
Restructuring                              0.0                     (1.6)                  (0.0)                  (2.7)
                                      --------                ---------             ----------              ---------
Total consolidated operating income        3.2                     39.1                   17.1                   53.8
Interest expense, net                      0.0                    (16.5)                  (7.7)                 (35.7)
                                      --------                ----------            -----------             ----------
Income before taxes                   $    3.2                $    22.6             $      9.4              $    18.1
                                      ========                =========             ==========              =========

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

Legal Matters:

Blue Line Farms Matter: On September 25, 2001, in the circuit court of Multnomah County, Oregon, Blue Line Farms commenced a class action suit ("Blue Line Farms litigation") against the Cooperative, Agrilink Foods, Mr. Mike Shelby, and "Does" 1-50, representing directors, officers, and agents of the corporate defendants, alleging various claims related to the operation of PF Acquisition II, Inc., a former subsidiary of Pro-Fac that conducted business under the name AgriFrozen Foods ("AgriFrozen"). The complaint was subsequently amended to eliminate "Does" 1-50 as parties. The relief sought included a demand for damages of $50.0 million. On December 23, 2002, Pro-Fac, Agrilink Foods, and the other defendants reached an agreement in principle as to the terms of a settlement of the Blue Line Farms litigation, as well as of related claims under Oregon's grower lien statue pending in the United States Bankruptcy Court for the District of Oregon, known as the Seifer Trust litigation. The Seifer Trust litigation also named Pro-Fac and Agrilink among its named defendants. Final settlement is conditioned on the occurrence of certain conditions precedent, including approval of the settlement by the Multnomah County Circuit Court, the entry of final judgment by both the Multnomah County Court and the United States Bankruptcy Court for the District of Oregon, and approval of the settlement by the class. In conjunction with the agreement in principle reached on December 23, 2002 and in anticipation of a final settlement of the Blue Line Farms and Seifer Trust litigations, Pro-Fac has recorded a liability for settlement of approximately $1.3 million during the quarter ended December 28, 2002. In addition, the Cooperative incurred approximately $.3 million of legal costs associated with this matter.

The Unit Purchase Agreement for the Transaction contains specific provisions concerning the Blue Line Farms matter and other AgriFrozen related litigation of Agrilink Foods. These provisions address the sharing of defense costs, as well as judgment and settlement costs, between Agrilink Foods and Pro-Fac. On an annual basis, Agrilink Foods has agreed to bear responsibility for the first $300,000 of defense costs. In addition, Agrilink Foods agreed to bear responsibility for one-half of defense costs in excess of $300,000 and for one-half of judgment and settlement costs, subject to an aggregate cap of $3.0 million after which Pro-Fac is responsible for all costs. These provisions regarding a sharing of costs apply specifically to the Blue Line Farms litigation and the

Seifer Trust litigation. These provisions do not apply to other AgriFrozen related litigation, the responsibility for which is entirely with Pro-Fac.

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

The relief sought includes approximately $11.3 million in compensatory damages, calculated as the base rental of approximately $.8 million per year for the 15 years remaining on the lease. Additionally, plaintiff has asserted claims against American Casualty Company of Reading, Pennsylvania ("American Casualty"), the issuer of a lease performance bond, in the amount of approximately $.8 million. If American Casualty is held liable under the performance bond, it will have a direct right of reimbursement from Pro-Fac and Agrilink Foods.

Pro-Fac has sole responsibility for costs (including defense, settlement, and judgment costs) associated with the GE Capital Matter and the Kenyon Zero Storage Matter both described above.

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

Commitments: Pro-Fac entered into an agreement percent to provide a guarantee in fiscal 1999 on behalf of Agrilink Foods' issuance of 11 7/8 Senior Subordinated Notes for $200.0 million aggregate principal amount due
November 1, 2008. Interest on the notes accrues at the rate of 11 7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1. Pro-Fac issued a guarantee of the loan in an original amount of approximately $200.0 million. The guarantee expires in 2008 and requires payment upon the occurrence of Agrilink's failure to satisfy the semiannual interest payments or inability to satisfy the principal payment at its due date. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as the loan balance due. As of December 28, 2002, the outstanding loan amount was $200.0 million.

Pro-Fac entered into an agreement to provide a guarantee in fiscal 1999 on behalf of Agrilink Foods' issuance of a Subordinated Promissory Note for $30.0 million, due November 22, 2008, in partial consideration for the acquisition of Dean Foods Vegetable Company. Interest on the Subordinated Promissory Note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by Agrilink Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Agrilink Foods satisfied this requirement through the issuance of additional promissory notes. Interest accruing after November 22, 2003 is payable in cash. Pro-Fac issued a guarantee of the loan in an original amount of approximately $30.0 million plus interest. The guarantee expires in 2008 and requires payment upon the occurrence of Agrilink's failure to satisfy the semiannual interest payments or inability to satisfy the principal payment at its due date. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as the loan balance due. As of December 28, 2002, the outstanding loan amount subject to the Cooperative's guarantee included principal of $30.0 million and interest of $7.1 million.

NOTE 9. SUBSEQUENT EVENTS

Dividends: Subsequent to quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $1.9 million and were paid on January 31, 2003.

Board action: At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac determined to suspend the payment of annual dividends on the Cooperative's common stock for an indefinite period of time and to deduct 1 percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction will be taken from the July 2003 and July 2004 CMV payments.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the significant reasons for changes in the Unaudited Consolidated Statement of Operations, Net Proceeds and Comprehensive Income in the second quarter and first six months of fiscal 2003 versus such periods in fiscal 2002.

Prior to August 18, 2002, Agrilink Foods was a wholly owned subsidiary of Pro-Fac. Agrilink Foods operates through four primary products lines, consisting of vegetable, fruits, snacks and canned meals. The majority of each of the product lines' net sales was within the United States and, with the exception of one facility in Mexico, all of Agrilink Foods' facilities are located in the United States. Through August 18, 2002, the results of Pro-Fac were consolidated with Agrilink Foods. The consolidated financial statements were after elimination of intercompany transactions and balances.

As a result of the Transaction, described in NOTE 1 of the "Notes to Consolidated Financial Statements," the results of operations for the second quarter and first six months of fiscal 2003 are not comparable with those of such period of fiscal 2002.

The following is a discussion of the remaining components included in the results of operations of Pro-Fac for its second quarter and first six months of fiscal 2003. Pro-Fac now operates in one segment, the marketing of crops grown by its members.

      CHANGES FROM SECOND QUARTER FISCAL 2002 TO SECOND QUARTER FISCAL 2003

Equity income from Agrilink Holdings LLC: Subsequent to August 18, 2002, Pro-Fac no longer reports its financial statements on a consolidated basis with Agrilink Foods and accounts for its investment in Agrilink Holdings LLC under the equity method of accounting. For the quarter ended December 28 2002, the Cooperative recognized income of approximately $3.8 million from Agrilink Holdings LLC.

Gain from transaction with Agrilink Foods, Inc. and related agreements: Pro-Fac and Agrilink Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement", as that agreement is described in NOTE 2 to the "Notes to Consolidated Financial Statements"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac will receive a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment will be paid in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1. During the second quarter of fiscal 2003, the Cooperative therefore received $2.0 million on October 1, 2002 from Agrilink Foods.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, 40.72 percent of the payments received under the Termination Agreement are recorded as an adjustment to Pro-Fac's investment in Agrilink Holdings LLC. The remaining 59.28 percent of the annual payment are recognized as additional gain from the transaction with Agrilink Foods in the period received. Accordingly, during the second quarter of fiscal 2003, Pro-Fac recognized approximately $1.2 million as additional gain from the receipt of the termination payments.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled approximately $.3 million for the quarter ended December 28, 2002. These expenses for the second quarter of fiscal 2003 were for general operating purposes of the Cooperative.

Legal settlement: During the second quarter of fiscal 2003, the Cooperative reached an agreement in principle as to the terms of settlement with respect to the Blue Line and Seifer Trust litigations (see NOTE 8 of the "Notes to Consolidated Financial Statements"). In anticipation of a final settlement, Pro-Fac has recorded a liability for approximately $1.3 million during the second quarter of fiscal 2003. In addition, the Cooperative has incurred approximately $.3 million of legal costs associated with these matters during the second quarter of fiscal 2003.

Tax provision: The Cooperative is currently taxed as a non-exempt cooperative under Section 521 of the Internal Revenue Code, and as such, its tax provision is impacted by net proceeds to be distributed to its members. As a result of the recent change in operating structure, the Cooperative has applied for exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce taxation through the use of special deductions (such as dividends paid on its common and preferred stock). The Cooperative will adjust its provision for income taxes when, and if, exempt status is obtained.


    CHANGES FROM FIRST SIX MONTHS FISCAL 2002 TO FIRST SIX MONTHS FISCAL 2003

As outlined above, from June 30, 2002 until August 18, 2002, Agrilink Foods was a wholly owned subsidiary of Pro-Fac. Through August 18, 2002, the results of Pro-Fac were consolidated with Agrilink Foods. The consolidated financial statements were after elimination of intercompany transactions and balances. The following summarizes the activity of Agrilink Foods for the period June 30, 2002 through August 18, 2002:

                                                                    June 30, 2002 -
(Dollars in Thousands)
August 18, 2002
                                                                    ---------------

Net sales                                                             $  103,726
Cost of sales                                                            (80,644)
                                                                      ----------
Gross profit                                                              23,082
Selling, administrative, and general expense                             (15,468)
Other income                                                                 277
                                                                      ----------
Operating income                                                           7,891
Interest expense                                                          (7,747)
                                                                      ----------
Income before taxes, dividends, and allocation of net proceeds               144
Tax provision                                                                (59)
                                                                      ----------
   Net income                                                         $       85
                                                                      ==========


As a result of the Transaction, described in NOTE 1 of the "Notes to Consolidated Financial Statements," the results of operations for the approximately seven weeks outlined above are not comparable with those of the first six months of fiscal 2002. Accordingly, the following is a discussion of the remaining components included in the results of operations of Pro-Fac for the first six months of fiscal 2003.

Equity income from Agrilink Holdings LLC: Subsequent to August 18, 2002, Pro-Fac no longer reports its financial statements on a consolidated basis with Agrilink Foods and accounts for its investment in Agrilink Holdings LLC under the equity method of accounting. For the six months ended December 28, 2002, the Cooperative recognized income of approximately $3.7 million from Agrilink Holdings LLC.

Gain from transaction with Agrilink Foods, Inc and related agreements: On
August 19, 2002, the Cooperative contributed to the capital of Agrilink Holdings LLC all of the shares of Agrilink Foods' common stock owned by Pro-Fac in exchange for Class B common units of Agrilink Holdings LLC representing a 40.72 percent interest. Pro-Fac's investment in Agrilink Foods prior to the Transaction was approximately $24.9 million. This amount reflects the forgiveness by Agrilink Foods of approximately $36.5 million which represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand payable. The value of the Cooperative's 40.72 percent common equity ownership in Agrilink Holdings LLC is estimated at $31.4 million. The Cooperative recognized a gain of $3.8 million from this exchange.

In addition, Pro-Fac and Agrilink entered into the Transitional Services Agreement described in NOTE 2 of the "Notes to Consolidated Financial Statements." The estimated value of services to be received by Pro-Fac under the agreement, of approximately $1.0 million, has been reflected as additional proceeds from the Transaction. Accordingly, through the first six months of fiscal 2003, Pro-Fac recognized approximately $.6 million as additional gain from the Transitional Services Agreement.

Pro-Fac and Agrilink Foods also entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac will receive a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment will be paid in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1. The Termination Agreement provided that the first payment in the amount of $4.0 million was to be paid on the Closing Date and the next payment made by October 1, 2002 and quarterly thereafter as outlined in the agreement. Through the first six months ended December 28, 2002, the Cooperative therefore received $4.0 million from Agrilink Foods on August 19, 2002, $2.0 million on October 1, 2002.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, 40.72 percent of the payments received under the Termination Agreement are recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining 59.28 percent of the annual payment will be recognized as additional gain on the transaction with Agrilink Foods in the period received. Accordingly, through the first six months of fiscal 2003, Pro-Fac recognized approximately $3.6 million as additional gain from the receipt of the termination payments.

As a result of the agreement described above, based on the 40.72 percent common equity ownership, the Cooperative recognized a total gain through the first six months of fiscal 2003, of approximately $8.0 million.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $.8 million for the six months ended December 28, 2002. During the first six months of fiscal 2003, the Cooperative paid approximately $.4 million to obtain insurance from St. Paul Mercury Insurance Company and Great American Insurance Company, insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative for events occurring prior to August 19, 2002 where claims are submitted prior to August 19, 2008. This insurance has a term expiring on August 19, 2008.

The remaining expenses for the first six months of fiscal 2003 were for general operating purposes of the Cooperative.

Legal settlement: During the second quarter of fiscal 2003, the Cooperative reached an agreement in principle as to the terms of settlement with respect to the Blue Line and Seifer Trust litigations (see NOTE 8 of the "Notes to Consolidated Financial Statements"). In anticipation of a final settlement, Pro-Fac has recorded a liability for approximately $1.3 million during December, 2002. In addition, the Cooperative incurred approximately $.3 million of legal costs associated with these matters through the first six months of fiscal 2003.

Tax provision: The Cooperative is currently taxed as a non-exempt cooperative under Section 521 of the Internal Revenue Code, and as such, its tax provision is impacted by net proceeds to be distributed to its members. As a result of the recent change in operating structure, the Cooperative has applied for exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce taxation through the use of special deductions (such as dividends paid on its common and preferred stock). The Cooperative will adjust its provision for income taxes when, and if, exempt status is obtained.


                         LIQUIDITY AND CAPITAL RESOURCES

As discussed above, as a result of the Transaction, Pro-Fac no longer consolidates the assets and liabilities of Agrilink Foods in its financial statements. Pro-Fac's balance sheet does, however, reflect Pro-Fac's interest in Agrilink Holdings LLC, which, as described in NOTES 1 and 2 to the "Notes to Consolidated Financial Statements," is accounted for under the equity method.

From and after August 19, 2002, Pro-Fac's primary sources of cash are the payments due to it by Agrilink Foods under the Termination Agreement and the Amended and Restated Marketing and Facilitation Agreement, which are described in detail in NOTE 2 of the "Notes to the Consolidated Financial Statements." In addition, pursuant to the Credit Agreement with Agrilink Foods, described in
NOTE 5 of the "Notes to Consolidated Financial Statements," Pro-Fac also has available to it up to $1.0 million per year, for five years. Finally, Agrilink Foods has agreed, pursuant to the Transitional Services Agreement, described in
NOTE 2 to the "Notes to the Consolidated Financial Statements" to provide Pro-Fac certain administrative and other services for a period 24 months from the Closing Date.

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

A discussion of "Unaudited Consolidated Statement of Cash Flows" for the six months ended December 28, 2002 of fiscal 2003 follows:

Net cash used in operating activities of $28.8 million for the first six months of fiscal 2003 primarily represents changes in operating assets and liabilities of Agrilink Foods for the period June 29, 2002 through August 19, 2002. During this time Pro-Fac consolidated its results with Agrilink Foods.

Net cash used in investing activities for the first six months of fiscal 2003 was $2.4 million. Of this amount approximately $5.8 million represents the cash balance transferred at the date of the transaction with Agrilink Foods. Offsetting this amount was the receipt by the

Cooperative of $6.0 million from Agrilink Foods under the Termination Agreement. Other amounts reported as cash used in investing activities relate to the period through August 19, 2002 when Pro-Fac consolidated its results with Agrilink Foods.

Net cash provided by financing activities include the repurchases of common stock and dividends paid by the Cooperative during the first six months of fiscal 2003. Net proceeds from the issuance of short term debt of $22.0 million, payments on long term debt of $.3 million and cash paid for capital leases of $.1 million relate to the period June 29, 2002 through August 19, 2002 when Pro-Fac consolidated its results with Agrilink Foods.

At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac determined to suspend the payment of annual dividends on the Cooperative's common stock for an indefinite period of time and to deduct 1 percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction will be taken from the July 2003 and July 2004 CMV payments.

Pro-Fac guarantees certain obligations of Agrilink Foods. Following is a schedule of obligations at December 28, 2002 that are guaranteed by the Cooperative.

(Dollars in Millions)



                                                Amounts
Contractual Obligations Guaranteed             Committed         Expiration
----------------------------------             ---------         ----------

Senior Subordinated Notes - 11 7/8 Percent      $ 200.0        November 2008
Subordinated Promissory Note                    $  34.6        November 2008


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

                                     PART II

ITEM 1.       LEGAL PROCEEDINGS

Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended June 29, 2002 and our Quarterly Report on Form 10-Q for the period ended September 28, 2002, with material developments since those reports described in NOTE 8, "Other Matters," to the "Notes to Consolidated Financial Statements," which information is incorporated by reference in answer to this item.

ITEM 5.       OTHER INFORMATION

At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac determined to suspend the payment of annual dividends on the Cooperative's common stock for an indefinite period of time and to deduct 1 percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction will be taken from the July 2003 and July 2004 CMV payments.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits



         Exhibit Number                Description
         --------------                -----------
              99.1               Agrilink Foods, Inc. financial
                                 statements for the quarter ended
                                 December 28, 2002 (filed herewith).

(b) Reports on Form 8-K:

           On November 12, 2002 the Cooperative filed a Report on Form 8-K to report that Pro-Fac Cooperative Inc's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2002 had been filed and that the report was accompanied by the certifications, under Section 906 of the Sarbones-Oxley Act of 2002, of Stephen R. Wright, as principal executive and principal financial officer of Pro-Fac.

           On November 8, 2002 the Cooperative filed a Report on Form 8-K to report the engagement of Deloitte & Touche LLP as its independent auditor.

           On October 16, 2002 the Cooperative filed a Report on Form 8-K to report the dismissal of PriceWaterhouseCoopers LLP as its independent auditor.

           On October 3, 2002 the Cooperative filed a Report on Form 8-K to report that Stephen R. Wright, the principal executive and principal financial officer, had filed sworn statements pursuant to Commission Order No. 4-460 with the Securies Exchange Commission to replace the sworn statements previously filed on September 26, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PRO-FAC COOPERATIVE, INC.



Date:      February 11, 2003                 BY: /s/   Stephen R. Wright
       -------------------------------          -------------------------------
                                                        STEPHEN R. WRIGHT
                                                GENERAL MANAGER AND SECRETARY
                                               (On Behalf of the Registrant and
                                                 as Principal Executive Officer,
                                                Principal Financial Officer, and
                                                  Principal Accounting Officer)

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



Date:        February 11, 2003             /s/         Stephen R. Wright
       --------------------------------    ------------------------------------
                                                     STEPHEN R. WRIGHT
                                               GENERAL MANAGER AND SECRETARY
                                               (Principal Executive Officer
                                                and Principal Financial Officer)