Form 10-Q
period 2003-03-29
PRO FAC COOPERATIVE INC
filed 2003-05-13
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    Form 10-Q

   (Mark One)
           [X]          QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 29, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

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

                             YES  X      NO
                                ------        --------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES         NO       X
                                ------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of May 13, 2003.

                            Common Stock - 1,927,226

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Consolidated Statements of Operations, Net Proceeds and Comprehensive Income
(Unaudited)

(Dollars in Thousands)
                                                                                  Three Months Ended            Nine Months Ended
                                                                              --------------------------     -----------------------
                                                                               March 29,      March 30,       March 29,    March 30,
                                                                                 2003           2002            2003         2002
                                                                              ----------    ------------     ----------   ----------

Net sales                                                                     $        0     $  244,886      $ 103,726   $  788,667
Cost of sales                                                                          0       (190,937)       (80,644)    (618,185)
                                                                              ----------     ----------      ---------   ----------
Gross profit                                                                           0         53,949         23,082      170,482
Equity (loss)/income from Agrilink Holdings LLC (for the period December 29,
   2002 to March 29, 2003 and the period August 19, 2002 to March 29, 2003,
   respectively)                                                                     (59)             0          3,593            0
Gain from transaction with Birds Eye Foods, Inc. and related agreements            1,186              0          9,176            0

Commercial market value adjustment                                                   560              0            560            0
Selling, administrative, and general expense (for the period December 29, 2002 to March 29, 2003 and the period August 19, 2002 to March 29, 2003,
   respectively)                                                                    (329)             0         (1,139)           0
Selling, administrative, and general expense                                           0        (31,029)       (15,468)     (94,796)
Legal matters and settlement expenses                                               (422)             0         (2,007)           0
Gain from pension curtailment                                                          0              0              0        2,472
Other income                                                                           0            627            277        1,825
Restructuring                                                                          0              0              0       (2,622)
                                                                              ----------     ----------      ---------    ---------
Operating income                                                                     936         23,547         18,074       77,361
Interest income                                                                        1              0              8            0
Interest expense                                                                       0        (15,951)        (7,747)     (51,643)
                                                                              ----------     ----------      ---------    ---------
Income before taxes                                                                  937          7,596         10,335       25,718
Tax benefit/(provision) (for the period December 29, 2002 to
   March 29, 2003 and the period August 19, 2002 to March 29, 2003,
   respectively)                                                                     417              0         (1,118)           0
Tax provision                                                                          0         (2,163)           (59)      (7,707)
                                                                              ----------     -----------     ----------   ---------
Net income                                                                    $    1,354     $    5,433      $   9,158    $  18,011
                                                                              ==========     ==========      =========    =========
Allocation of net proceeds:
   Net income                                                                 $    1,354     $    5,433      $   9,158    $  18,011
   Dividends on common and preferred stock                                        (1,980)        (1,951)        (6,368)      (6,406)
                                                                              ----------     ----------      ---------    ---------
   Net (deficit)/proceeds                                                           (626)         3,482          2,790       11,605
   Allocation from/(to) accumulated deficit                                          626         (1,633)        (2,790)      (5,153)
                                                                              ----------     ----------      ---------    ---------
   Net proceeds available to members                                          $        0     $    1,849      $       0    $   6,452
                                                                              ==========     ==========      =========    =========


Estimated allocation of net proceeds available to members:
   Payable to members currently                                               $        0     $      462      $       0     $  1,613

   Allocated to members but retained by the Cooperative:
     Qualified retains                                                                 0          1,387              0        4,839
                                                                              ----------     ----------      ---------    ---------
   Net proceeds available to members                                          $        0     $    1,849      $       0     $  6,452
                                                                              ==========     ==========      =========     ========


Net income                                                                    $    1,354     $    5,433      $   9,158    $  18,011

Other comprehensive loss:
   Unrealized loss on hedging activity (net of taxes)                                  0            (16)             0         (390)
                                                                              ----------     ----------      ---------    ---------
Comprehensive income                                                          $    1,354     $    5,417      $   9,158    $  17,621
                                                                              ==========     ==========      =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                                        3

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheets
(Unaudited)

(Dollars in Thousands)                                        ASSETS                     March 29,         June 29,
                                                                                           2003              2002
                                                                                        ----------       -----------

Current assets:
   Cash and cash equivalents                                                            $       78        $    14,686
   Accounts receivable, trade and other, net                                                     0             76,000
   Accounts receivable from Birds Eye Foods, Inc.                                           11,424                  0
   Current portion of Transitional Services receivable from Birds Eye Foods, Inc.              525                  0
   Inventories, net                                                                              0            294,315
   Current investment in CoBank                                                                  0              3,347
   Prepaid manufacturing expense                                                                 0             19,168
   Prepaid expenses and other current assets                                                    50             18,770
   Current deferred tax asset                                                                  254              2,923
                                                                                        ----------        -----------
            Total current assets                                                            12,331            429,209
Transitional Services receivable from Birds Eye Foods, Inc.                                    202                  0
Investment in Agrilink Holdings LLC                                                         28,638                  0
Investment in CoBank                                                                            59              6,294
Investment in and advances to joint venture                                                      0             14,586
Property, plant, and equipment, net                                                              0            288,120
Goodwill                                                                                         0             56,210
Other intangible assets, net                                                                     0             11,305
Non-current deferred tax asset                                                                   0              4,837
Other assets                                                                                     0             26,109
                                                                                        ----------        -----------
            Total assets                                                                $   41,230        $   836,670
                                                                                        ==========        ===========

                            Liabilities and Shareholders' and Members' Capitalization
Current liabilities:
   Current portion of long-term debt and
     obligations under capital leases                                                   $        0        $    15,737
   Accounts payable                                                                            541             71,262
   Income taxes payable                                                                          0                879
   Accrued interest                                                                              0              6,255
   Other accrued expenses                                                                    1,250             48,150
   Amounts due members                                                                      10,803             15,379
                                                                                        ----------        -----------
            Total current liabilities                                                       12,594            157,662
Credit Facility with Birds Eye Foods, Inc.                                                     100                  0
Obligations under capital leases                                                                 0              2,528
Long-term debt                                                                                   0            623,057
Non-current deferred tax liability                                                           1,372                  0
Other non-current liabilities                                                                    0             28,918
                                                                                        ----------        -----------
            Total liabilities                                                               14,066            812,165
Commitments and contingencies
Class B cumulative redeemable preferred stock, liquidation
   preference $10 per share; authorized - 500,000 shares; issued and
     outstanding 20,643 shares                                                                 206                206
Common stock, par value $5, authorized - 5,000,000 shares; issued
   and outstanding 1,939,272 and 2,038,553, respectively                                     9,696             10,193

Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                   14,407             17,050
   Non-cumulative preferred stock, par value $25, authorized
     5,000,000 shares; issued and outstanding 29,457 and
       29,847 shares, respectively                                                             736                746
   Class A cumulative preferred stock, liquidation preference
     $25 per share, authorized 10,000,000 shares; issued and
       outstanding 4,604,010 and 4,497,904 shares, respectively                            115,100            112,448
   Special membership interests                                                             21,733                  0
   Accumulated deficit                                                                    (134,714)          (115,771)
   Accumulated other comprehensive income/(loss):
     Unrealized gain on hedging activity                                                         0                206
     Minimum pension liability adjustment                                                        0               (573)
                                                                                        ----------         ----------
            Total shareholders' and members' capitalization                                 17,262             14,106
                                                                                        ----------         ----------

            Total liabilities and shareholders' and members' capitalization             $   41,230         $  836,670
                                                                                        ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                        4

Pro-Fac Cooperative, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                                        Nine Months Ended
                                                                                              -------------------------------------
                                                                                                 March 29,               March 30,
                                                                                                   2003                    2002
                                                                                              --------------         --------------
Cash Flows from Operating Activities:
     Net income                                                                                $     9,158            $    18,011
     Estimated cash payment due to members                                                               0                 (1,613)
     Adjustments to reconcile net income to net cash used in operating activities:
       Amortization of goodwill and other intangible assets                                            144                    862
       Amortization of debt issue costs, amendment costs, and discount on subordinated
         promissory notes                                                                            1,201                  5,098
       Depreciation                                                                                  3,833                 22,887
       Gain from transaction with Birds Eye Foods, Inc. and related agreements                      (9,176)                     0
       Equity income from Agrilink Holdings LLC (for the period August 19, 2002
         to March 29, 2003)                                                                         (3,593)                     0
       Equity in undistributed earnings of joint venture                                              (277)                (1,067)
     Change in assets and liabilities:
         Accounts receivable                                                                         1,818                  3,607
         Inventories and prepaid manufacturing expense                                             (33,170)               (11,863)
         Income taxes                                                                                  (75)                 6,442
         Accounts payable and other accrued expenses                                                (9,242)               (91,633)
         Amounts due members                                                                         8,649                 (2,313)
         Deferred tax asset and liability                                                            1,118                      0
         Other assets and liabilities, net                                                             535                    740
                                                                                               -----------            -----------
Net cash used in operating activities                                                              (29,077)               (50,842)
                                                                                               -----------            -----------

Cash flows from Investing Activities:
     Proceeds from Termination Agreement with Birds Eye Foods, Inc.                                  8,000                      0
     Purchase of property, plant and equipment                                                      (2,187)               (10,537)
     Proceeds from disposals of property, plant, and equipment                                           0                     52
     Proceeds from investment in CoBank                                                              1,115                  3,998
     Advances to joint venture                                                                      (1,512)                     0
     Cash at the date of deconsolidation with Birds Eye Foods, Inc.                                 (5,818)                     0
                                                                                               -----------            -----------
Net cash used in investing activities                                                                 (402)                (6,487)
                                                                                               -----------            -----------

Cash Flows from Financing Activities:
     Net proceeds from issuance of short-term debt                                                  22,000                 75,400
     Net proceeds from Credit Facility with Birds Eye Foods, Inc.                                      100                      0
     Payments on long-term debt                                                                       (292)                (9,072)
     Payments on capital leases                                                                        (38)                  (111)
     Cash paid in conjunction with debt amendment                                                        0                 (1,694)
     Repurchases of common stock, net                                                                 (497)                  (806)
     Cash dividends paid                                                                            (6,402)                (6,406)
                                                                                               -----------            -----------
Net cash provided by financing activities                                                           14,871                 57,311
                                                                                               -----------            -----------

Net change in cash and cash equivalents                                                            (14,608)                   (18)
Cash and cash equivalents at beginning of period                                                    14,686                  7,656
                                                                                               -----------            -----------
Cash and cash equivalents at end of period                                                     $        78            $     7,638
                                                                                               ===========            ===========


Supplemental Schedule of Non-Cash Investing Activities
     Value of Pro-Fac's 40.72 percent common equity ownership in Agrilink Holdings LLC         $    31,400             $        0
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

                            PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") is a New York agricultural cooperative corporation which markets crops grown by its members. Birds Eye Foods, Inc. ("Birds Eye Foods," formerly Agrilink Foods, Inc.) through August 18, 2002, was a wholly-owned subsidiary of Pro-Fac. Prior to August 19, 2002, the results of the Cooperative were consolidated with Birds Eye Foods and intercompany transactions and balances were eliminated. Subsequent to August 18, 2002, Pro-Fac no longer consolidates Birds Eye Foods but accounts for its investment in Agrilink Holdings LLC (as that entity is described below in this NOTE 1 to the "Notes to Consolidated Financial Statements") under the equity method of accounting. Full financial statements as filed by Birds Eye Foods are included as an Exhibit to this Form 10-Q and are hereby incorporated into this filing. See the detailed description of the August 19, 2002 transaction below.

The operating activities of Pro-Fac for periods prior to August 19, 2002 reflect products sold through Birds Eye Foods' four primary product lines consisting of: vegetables, fruits, snacks, and canned meals. The majority of each of the product lines' net sales was within the United States. In addition, all of Birds Eye Foods' operating facilities, excluding one in Mexico, were within the United States.

Prior to August 19, 2002, the boards of directors of Birds Eye Foods and Pro-Fac conducted joint meetings, coordinated their activities, and acted on a consolidated basis.

The Transaction: On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac, Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"):

(i) Pro-Fac contributed to the capital of Agrilink Holdings LLC, a Delaware limited liability company ("Holdings LLC"), all of the shares of Birds Eye Foods' common stock owned by Pro-Fac, constituting 100 percent of the issued and outstanding shares of Birds Eye Foods' capital stock, in consideration for Class B common units of Holdings LLC, representing a
     40.72 percent common equity ownership; and

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units, Class A common units, and warrants which were immediately exercised to acquire additional Class A common units. After exercising the warrants, Vestar owns 56.24 percent of the common equity of Holdings LLC. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar.

The transactions contemplated in and consummated pursuant to the Unit Purchase Agreement, are referred to herein collectively as the "Transaction."

Immediately following Pro-Fac's contribution of its shares of Birds Eye Foods' common stock to Holdings LLC, Holdings LLC contributed those shares to Birds Eye Holdings Inc., (formerly Agrilink Holdings Inc.) a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC, and Birds Eye Foods became an indirect, wholly-owned subsidiary of Holdings LLC. As a result of the Transaction, Pro-Fac owns 40.72 percent and Vestar owns 56.24 percent of the common equity securities of Holdings LLC. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

As part of the Transaction, Stephen R. Wright, the general manager and secretary of Pro-Fac, together with executive officers of Birds Eye Foods, and certain other members of Birds Eye Foods' management, entered into subscription agreements with Holdings LLC to acquire (using a combination of cash and promissory notes issued to Holdings LLC) an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04 percent of the common equity ownership.

See NOTE 2 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding agreements with Birds Eye Foods and discussion of the related gain.

As a result of the Transaction, described in NOTE 1 of the "Notes to Consolidated Financial Statements," the results of operations for the third quarter and first nine months of fiscal 2003 are not comparable with those of such period of fiscal 2002.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the period ended March 29, 2003 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 29, 2002.

Commercial Market Value Adjustment: At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac determined to deduct 1 percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction will be withheld from the July 2003 and July 2004 CMV payments. The 1 percent deduction for the 2002 growing season resulted in approximately $0.6 million of income for the year-to-date period ended March 29, 2003 which was recorded during the third quarter of fiscal 2003. The Board of Directors of Pro-Fac resolved to review this recommendation annually.

New  Accounting  Pronouncements:   In  August  2001,  the  Financial  Accounting
Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived
Assets." Effective June 30, 2002, the Cooperative adopted SFAS No. 144 which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement requires an impairment loss be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and that the impairment loss be recognized as the difference between the carrying amount and fair value of the asset. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity, and the entity will not have any significant continuing involvement in the future operations. The adoption of SFAS No. 144 did not have a significant effect on the operations of the Cooperative.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others" ("FIN 45"). FIN 45 requires that a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The Cooperative will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 have been adopted in this report. The Cooperative does not expect the prospective provisions of FIN 45 to have a material effect on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Cooperative does not expect FIN 46 to have a material effect on its consolidated financial statements.

NOTE 2. AGREEMENTS WITH BIRDS EYE FOODS

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

Termination Agreement: Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the "Marketing and Facilitation Agreement") which, until the Closing Date, governed the crop supply and purchase relationship between Birds Eye Foods and Pro-Fac, has been terminated. In consideration of such termination, Birds Eye Foods will pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment will be paid in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each on October 1, January 1, and April 1. The Termination Agreement provided that the first payment in the amount of $4.0 million was to be paid on the Closing Date and the next payment made by October 1, 2002 and quarterly thereafter as outlined in the agreement. The Cooperative therefore received $4.0 million from Birds Eye Foods on August 19, 2002, $2.0 million on October 1, 2002, $2.0 million on January 1, 2003, and $2.0 million on April 1, 2003.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, 40.72 percent of the payments received under the Termination Agreement are recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining 59.28 percent of the annual payment will be recognized as additional gain from the transaction with Birds Eye Foods in the period received. Accordingly, through the first nine months of fiscal 2003, Pro-Fac recognized approximately $4.8 million as additional gain from the receipt of the termination payments.

Transitional Services Agreement: Pro-Fac and Birds Eye Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Birds Eye Foods will provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Birds Eye Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac. Pursuant to the Transitional Services Agreement, the general manager of Pro-Fac may also be an employee of Birds Eye Foods, in which case he will report to the Chief Executive Officer of Birds Eye Foods with respect to his duties for Birds Eye Foods, and to the Pro-Fac board of directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement report to the Chief Executive Officer (or other representatives) of Birds Eye Foods. Stephen R. Wright, the General Manager and Secretary of Pro-Fac, is also an employee of Birds Eye Foods. As an employee of Birds Eye Foods, Mr. Wright's salary is paid by Birds Eye Foods.

Pro-Fac has recorded the estimated value of these services, $1.0 million, as services receivable and proceeds from the Transaction, prior to elimination of
40.72 percent of the amount of Pro-Fac's investment in Holdings LLC. This estimated value of the services to be received by the Cooperative is being amortized to expense over the term of the Transitional Services Agreement. Through the first nine months of fiscal 2003, Pro-Fac recognized approximately $0.6 million as additional gain from the Transitional Services Agreement.

Gain from transaction with Birds Eye Foods, Inc. and related agreements: Prior to the Transaction, certain amounts owed by Pro-Fac to Birds Eye Foods were forgiven. The amounts forgiven were approximately $36.5 million and represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand payable. After adjusting for the amounts forgiven, Pro-Fac's investment in Birds Eye Foods prior to the Transaction was approximately $24.9 million. The value of the Cooperative's 40.72 percent common equity ownership in Holdings LLC on August 19, 2002 is valued at $31.4 million. The Cooperative recognized a gain of $3.8 million from this exchange.

As a result of the agreements described above, based on the 40.72 percent common equity ownership, the Cooperative recognized a total gain, through the first nine months of fiscal 2003, of approximately $9.2 million.

Amended and Restated Marketing and Facilitation Agreement: Pro-Fac and Birds Eye Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement supersedes and replaces the Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Birds Eye Foods will also continue to pay Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac, in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Birds Eye Foods, it may be more or less than the price Birds Eye Foods would pay in the open market in the absence of the relationship. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are
substantially   the  same  as  the  processes   used  under  the  Marketing  and

Facilitation Agreement. Birds Eye Foods will make payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac will meet with Birds Eye Foods management to establish CMV guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. Amounts received by Pro-Fac from Birds Eye Foods for the CMV for all crops delivered for the nine months ended March 29, 2003 and March 30, 2002 were $56.1 million and $70.1 million, respectively. As of March 29, 2003, the Cooperative owed $10.8 million to its members for crops delivered. A comparable amount was owed to the Cooperative by Birds Eye Foods. Under the provision of EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the Cooperative records activity between Birds Eye Foods, itself, and its members on a net basis.

Unlike the Marketing and Facilitation Agreement, the Amended and Restated Marketing and Facilitation Agreement does not permit Birds Eye Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits and it does not require Pro-Fac to reinvest in Birds Eye Foods any part of Pro-Fac's patronage income. Historically, under the Marketing and Facilitation Agreement, in any year in which Birds Eye Foods had earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac products"), Birds Eye Foods paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of Birds Eye Foods (before dividing with Pro-Fac). In years in which Birds Eye Foods had losses on Pro-Fac products, Birds Eye Foods reduced the CMV it would otherwise pay to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of Birds Eye Foods (before dividing with Pro-Fac). Additional patronage income was paid to Pro-Fac for services provided to Birds Eye Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Under the Marketing and Facilitation Agreement, earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year. Pro-Fac's share of earnings was $12.9 million for the nine months ended March 30, 2002. Pro-Fac was also required to reinvest at least 70 percent of the additional patronage income in Birds Eye Foods. Subsequent to Pro-Fac's acquisition of Birds Eye Foods in 1994 and prior to August 19, 2002, Pro-Fac had invested an additional $50.8 million in Birds Eye Foods.

The Amended and Restated Marketing and Facilitation Agreement also provides that Birds Eye Foods will continue to provide to Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, for a period of five years from the Closing Date, Birds Eye Foods may provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Birds Eye Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Birds Eye Foods).

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which Birds Eye Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of Birds Eye Foods' needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages are set based upon the needs of Birds Eye Foods in the 2001 crop year (fiscal 2002). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20.0 million over the term of the agreement.

The Amended and Restated Marketing and Facilitation Agreement may be terminated by Birds Eye Foods in connection with certain change in control transactions affecting Birds Eye Foods or Holdings, Inc.; provided, however, that in the event that any such change in control occurs during the first three years after the Closing Date, Birds Eye Foods must pay to Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, during the first three years after the Closing Date, Birds Eye Foods sells one or more portions of its business, and if the purchaser does not continue to purchase the crops previously purchased by Birds Eye Foods with respect to the transferred business, then such failure will be taken into consideration when determining if Birds Eye Foods is required to make any shortfall payments to Pro-Fac. After such three-year period, Birds Eye Foods may sell portions of its business and the volumes of crop purchases previously made by Birds Eye Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

NOTE 3. INVENTORIES

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Birds Eye Foods.

The major classes of inventories of Birds Eye Foods at June 29, 2002 were as follows:

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
                                           ==========

NOTE 4. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addressed financial accounting and reporting for acquired goodwill and other intangible assets, and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. Effective July 1, 2001, Birds Eye Foods, a then wholly-owned subsidiary of Pro-Fac, adopted SFAS No. 142, which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when its implied fair value is less than its carrying amount.

During the quarter ended June 29, 2002, Birds Eye Foods identified certain indicators of possible impairment of its goodwill. The main indicators of impairment included the recent deterioration of general economic conditions, lower valuations resulting from current market declines, modest category declines in segments in which Birds Eye Foods operates, and the completion of the terms of the Transaction with Pro-Fac and Vestar/Birds Eye Holdings. These factors indicated an erosion in the market value of Birds Eye Foods since the adoption of SFAS No. 142.

As outlined under SFAS No. 142, the impairment test adhered to was a two-step process. The first step was a review as to whether there was an indication that goodwill was impaired. To do this, Birds Eye Foods identified its reporting units and determined the carrying value of each by assigning Birds Eye Foods' assets and liabilities, including existing goodwill. Birds Eye Foods then determined the fair value of each reporting unit by using a combination of comparable food industry trading and transaction multiples, including the implied multiple in the Transaction with Pro-Fac and Vestar/Birds Eye Holdings.

In the second step, Birds Eye Foods compared the implied fair value of the goodwill to its carrying value to measure the amount of the impairment. In the fourth quarter of fiscal 2002, Birds Eye Foods recorded a one-time, pretax, non-cash charge of approximately $179.0 million to reduce the carrying value of its goodwill. The tax benefit associated with this non-cash charge was approximately $41.5 million.

As outlined in SFAS No. 142, certain intangibles with a finite life, however, are required to continue to be amortized. The following schedule sets forth the major classes of intangible assets of Birds Eye Foods at June 29, 2002:

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
                                     ==========

The aggregate amortization expense associated with intangible assets was approximately $0.1 million for the period June 30, 2002 through August 18, 2002, and $0.3 million and $0.9 million for the three months and nine months ended March 30, 2002, respectively.

NOTE 5. DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac have entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. Amounts not drawn in a year will not be carried forward. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. As of March 29, 2003, there was an outstanding loan amount of $0.1 million, drawn on March 12, 2003.

Line of Credit : On March 26, 2003, the Cooperative secured a $0.5 million Line of Credit from Manufacturers And Traders Trust Company (the "M&T Line of Credit"). As of March 29, 2003, there were no borrowings outstanding under the Line of Credit. Principal amounts borrowed bear interest at .75 percent per annum above the prime rate in effect on the day proceeds are disbursed, as announced by the Bank, as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be paid down to zero during each year by July 15, and maintained for a minimum of 90 consecutive days. The first paydown will commence July 15, 2004. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to Manufacturers and Traders Trust Company in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Agrilink Holdings LLC. However, collateral does include any distributions from the common units and cash payments made by Birds Eye Foods to the Cooperative.

Summary of Long-Term Debt at June 29, 2002: Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Birds Eye Foods.

The summary of long-term debt of Birds Eye Foods at June 29, 2002 was as follows:

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
                                                       ===========

In conjunction with the Transaction, on August 19, 2002, proceeds received from Vestar, along with the net proceeds from Birds Eye Foods' new senior secured credit facility, were utilized to retire all existing indebtedness under the Birds Eye Foods Harris Credit Facility, including the Term Loan Facility.

Pro-Fac  guarantees  certain  obligations  of Birds Eye  Foods.  Following  is a
schedule  of   obligations  at  March  29,  2003  that  are  guaranteed  by  the
Cooperative.

(Dollars in Millions)

                                              Amounts
Contractual Obligations Guaranteed           Committed         Expiration
----------------------------------           ---------       ---------------

Senior Subordinated Notes - 11-7/8 Percent     $  200.0      November 2008
Subordinated Promissory Note                   $   37.6      November 2008

NOTE 6. SPECIAL MEMBERSHIP INTERESTS

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

The special membership interests were allocated to the then current and former members of Pro-Fac that made patronage deliveries to or on behalf of Pro-Fac in the six fiscal years ended June 29, 2002, in proportion to the patronage deliveries made by those members in each case during that six fiscal year period. The purpose of the allocation of the special membership interests was to preserve for the then current and former members at the Closing Date, the book appreciation in value of their former investment in Birds Eye Foods.

NOTE 7. OPERATING SEGMENTS

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Birds Eye Foods.

Subsequent to August 19, 2002, the Cooperative operates in one segment, the marketing of crops grown by its members.

Birds Eye Foods accounted for segments using SFAS No. 131, "Disclosures about Segments of an Enterprise" (SFAS 131). SFAS No. 131 establishes requirements for reporting information about operating segments and established standards for related disclosures about products and services, and geographic areas. As management of Birds Eye Foods made the majority of its operating decisions based upon Birds Eye Foods' significant product lines, Birds Eye Foods elected to utilize significant product lines in determining its operating segments. Birds Eye Foods' four primary operating segments were as follows: vegetables, fruits, snacks, and canned meals.

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

The following table illustrates the operating segment information of the Cooperative for the periods indicated:

(Dollars in Millions)

                                                                                Nine Months Ended
                                                                                    March 29,
                                                                                      2003
                           Three Months Ended        Three Months Ended           (Covering the                Nine Months Ended
                                March 29,                 March 30,           Period June 30, 2002 -                March 30,
                                  2003                      2002                 August 18, 2002)                     2002
                           -----------------         ------------------       ----------------------          -------------------
Net Sales:
   Vegetables                  $     0.0                  $  180.8                  $     69.5                      $  568.0
   Fruits                            0.0                      21.2                        13.1                          90.8
   Snacks                            0.0                      20.9                        11.8                          65.1
   Canned Meals                      0.0                      12.7                         4.4                          37.0
   Other                             0.0                       9.3                         4.9                          27.8
                               ---------                  --------                  ----------                     ---------
     Total                     $     0.0                  $  244.9                  $    103.7                     $   788.7
                               =========                  ========                  ==========                     =========

(Dollars in Millions)
                                                                                         Nine Months Ended
                                                                                             March 29,
                                                                                               2003
                                      Three Months Ended       Three Months Ended          (Covering the        Nine Months Ended
                                           March 29,                March 30,         Period June 30, 2002 -        March 30,
                                             2003                     2002               August 18, 2002)             2002
                                      ------------------       ------------------     ----------------------    ------------------
Operating income:
   Vegetables                             $     0.0               $    16.9                  $   3.8                 $  48.6
   Fruits                                       0.0                     2.5                      2.1                    15.4
   Snacks                                       0.0                     1.1                      1.3                     4.3
   Canned Meals                                 0.0                     1.8                      0.3                     6.2
   Other                                        0.0                     1.2                      0.4                     2.9
                                          ---------               ---------                  -------                 -------
     Continuing segments                        0.0                    23.5                      7.9                    77.4
Equity (loss)/income from Agrilink
   Holdings LLC (for the period December 29,
   2002 to March 29, 2003 and the period
   August 19, 2002 to March 29, 2003,
   respectively)                               (0.1)                    0.0                      3.6                     0.0
Gain from transaction with Birds Eye
Foods, Inc. and related agreements              1.2                     0.0                      9.2                     0.0
Commercial market value adjustment              0.5                     0.0                      0.5                     0.0
Selling, administrative, and general
expense (for the period December 29,
   2002 to March 29, 2003 and the
   period August 19, 2002 to
   March 29, 2003, respectively)               (0.3)                    0.0                     (1.2)                    0.0
Legal matters and settlement expenses          (0.4)                    0.0                     (2.0)                    0.0
Gain from pension curtailment                   0.0                     0.0                      0.0                     2.5
Restructuring                                   0.0                     0.0                      0.0                    (2.6)
                                          ---------               ---------                  -------                 -------
Total consolidated operating income             0.9                    23.5                     18.0                    77.3
Interest expense, net                           0.0                   (15.9)                    (7.7)                  (51.6)
                                          ---------               ---------                  -------                 -------
Income before taxes                       $     0.9               $     7.6                  $  10.3                 $  25.7
                                          =========               =========                  =======                 =======

NOTE 8. OTHER MATTERS

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Birds Eye Foods.

Gain from Pension Curtailment: During September 2001, Birds Eye Foods made the decision to freeze benefits provided under its Master Salaried Retirement Plan. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain.

Restructuring: On June 23, 2000, Birds Eye Foods sold its pickle business to Dean Pickle and Specialty Product Company. As part of the transaction, Birds Eye Foods agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, Birds Eye Foods initiated restructuring activities for approximately 140 employees in its facility located in Tacoma, Washington during the first quarter of fiscal 2002. The total restructuring charge amounted to $1.1 million and was primarily comprised of employee termination benefits. This amount was liquidated as of December 28, 2002.

In addition, on October 12, 2001, Birds Eye Foods announced a further reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions were part of an ongoing focus on low-cost operations and included both salaried and hourly positions. In conjunction with the reductions, Birds Eye Foods recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily consisting of employee termination benefits. This amount was liquidated as of December 28, 2002.

Legal Matters: On September 25, 2001, in the circuit court of Multnomah County, Oregon, Blue Line Farms commenced a class action suit ("Blue Line Farms litigation") against the Cooperative, Birds Eye Foods, Mr. Mike Shelby, and "Does" 1-50, representing directors, officers, and agents of the corporate defendants, alleging various claims related to the operation of PF Acquisition II, Inc., a former subsidiary of Pro-Fac that conducted business under the name AgriFrozen Foods ("AgriFrozen"). The complaint was subsequently amended to eliminate "Does" 1- 50 as parties. The relief sought included a demand for damages of $50.0 million. On December 23, 2002, Pro-Fac, Birds Eye Foods, and the other defendants reached an agreement in principle as to the terms of a settlement of the Blue Line Farms litigation, as well as of related claims under Oregon's grower lien statute pending in the United States Bankruptcy Court for the District of Oregon, known as the Seifer Trust litigation. The Seifer Trust litigation also named Pro-Fac and Birds Eye among its named defendants. The parties in the Blue Line Farms litigation negotiated a settlement agreement which has been approved by the Multnomah County Circuit Court. Other conditions of the settlement were satisfied on or before April 14, 2003. In conjunction with the settlement of the Blue Line Farms litigation and Seifer Trust litigation, Pro-Fac has recorded a liability for settlement for approximately $1.3 million during the second quarter of fiscal 2003.

The Unit Purchase Agreement for the Transaction contains specific provisions concerning the Blue Line Farms matter and other AgriFrozen related litigation of Birds Eye Foods. These provisions address the sharing of defense costs, as well as judgment and settlement costs, between Birds Eye Foods and Pro-Fac. On an annual basis, Birds Eye Foods has agreed to bear responsibility for the first $300,000 of defense costs. In addition, Birds Eye Foods agreed to bear responsibility for one-half of defense costs in excess of $300,000 and for one-half of judgment and settlement costs, subject to an aggregate cap of $3.0 million after which Pro-Fac is responsible for all costs. These provisions regarding a sharing of costs apply specifically to the Blue Line Farms litigation and the Seifer Trust litigation. These provisions do not apply to other AgriFrozen related litigation, the responsibility for which is entirely with Pro-Fac.

GE Capital Matter: On October 17, 2001, in the supreme court of New York County, New York, General Electric Capital Corporation commenced an action against Pro-Fac Cooperative, Inc. and Birds Eye Foods, Inc. The complaint relates to an equipment lease entered into between AgriFrozen and the plaintiff's predecessor-in-interest, and alleges that AgriFrozen, by failing to make payments under the lease, breached its contract with the plaintiff. The complaint further alleges that Pro-Fac and Birds Eye Foods are liable to the plaintiff for that breach because (i) there was an overlap of ownership of the corporations, (ii) AgriFrozen was inadequately capitalized, and (iii) Pro-Fac and Birds Eye Foods were guarantors of AgriFrozen's payment obligations under the Lease.

The relief sought includes $850,000 in compensatory damages as well as punitive damages based on Pro-Fac's and Birds Eye Foods' alleged fraudulent misrepresentations during the lease negotiations. Management believes this matter is without merit and intends to defend vigorously its position with respect to this matter.

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

The relief sought includes approximately $11.3 million in compensatory damages, calculated as the base rental of approximately $.8 million per year for the 15 years remaining on the lease. Additionally, plaintiff has asserted claims against American Casualty Company of Reading, Pennsylvania ("American
Casualty"),   the  issuer  of  a  lease  performance  bond,  in  the  amount  of approximately $.8 million. If American Casualty is held liable under the performance bond, it will have a direct right of reimbursement from Pro-Fac and Birds Eye Foods.

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

Commitments: Pro-Fac entered into an agreement to provide a guarantee in fiscal 1999 on behalf of Birds Eye Foods' issuance of 11-7/8 percent Senior Subordinated Notes for $200.0 million aggregate principal amount due November 1, 2008. Interest on the Notes accrues at the rate of 11-7/8 percent per annum and is payable semiannually in arrears on May 1 and November 1. Pro-Fac issued a guarantee of the loan in an original amount of approximately $200.0 million. The guarantee expires in 2008 and requires payment upon the occurrence of Birds Eye Foods' failure to satisfy the semiannual interest payments or inability to satisfy the principal payment at its due date. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as the loan balance due. As of March 29, 2003, the outstanding loan amount was $200.0 million.

Pro-Fac entered into an agreement to provide a guarantee in fiscal 1999 on behalf of Birds Eye Foods' issuance of a Subordinated Promissory Note for $30.0 million, due November 22, 2008, in partial consideration for the acquisition of Dean Foods Vegetable Company. Interest on the Subordinated Promissory Note is accrued quarterly in arrears commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Birds Eye Foods satisfied this requirement through the issuance of additional promissory notes. Interest accruing after November 22, 2003 is payable in cash. Pro-Fac issued a guarantee of the loan in an original amount of approximately $30.0 million plus interest. The guarantee expires in 2008 and requires payment upon the occurrence of Birds Eye Foods' failure to satisfy the semiannual interest payments or inability to satisfy the principal payment at its due date. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as the loan balance due. As of March 29, 2003, the outstanding loan amount subject to the Cooperative's guarantee included principal of $30.0 million and interest of $7.6 million.

In certain instances when Pro-Fac sells businesses or assets, the Cooperative may retain certain liabilities for known exposures and provide indemnification to the buyer with respect to future claims for certain unknown liabilities existing, or arising from events occurring, prior to the sale date, including liabilities for taxes, legal matters, environmental exposures, labor contingencies, product liability, and other obligations. The terms of the indemnifications vary in duration, generally two years for certain types of indemnities, to terms for tax indemnifications that are generally aligned to the applicable statute of limitations for the jurisdiction in which the tax is imposed, and to terms for certain liabilities (i.e., warranties of title and environmental liabilities) that typically do not expire. The maximum potential future payments that the Cooperative could be required to make under these indemnifications are either contractually limited to a specified amount or unlimited. The maximum potential future payments that the Cooperative could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses, which are not estimable. Historically, costs incurred to resolve claims related to these indemnifications have not been material to the Cooperative's financial position, results of operations or cash flows.

The Cooperative enters into agreements with indemnification provisions in the ordinary course of business with its customers, suppliers, service providers and business partners. In such instances, the Cooperative usually indemnifies, holds harmless and agrees to reimburse the indemnified party for claims, actions, liabilities, losses and expenses in connection with any personal injuries or property damage resulting from any Pro-Fac products sold or services provided. Additionally, the Cooperative may from time to time agree to indemnify and hold harmless its providers of services from claims, actions, liabilities, losses and expenses relating to their services to Pro-Fac, except to the extent finally determined to have resulted from the fault of the provider of services relating to such services. The level of conduct constituting fault of the service provider will vary from agreement to agreement and may include conduct which is defined in terms of negligence, gross negligence, willful misconduct, omissions or other culpable behavior. The term of these indemnification provisions are generally not limited. The maximum potential future payments that the Cooperative could be required to make under these indemnification provisions are unlimited. The maximum potential future payments that the Cooperative could be required to make under these indemnification provisions are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses to the claims, which are not estimable. Historically, costs incurred to resolve claims related to these indemnification provisions have not been material to the Cooperative's financial position, results of operations or cash flows.

The Cooperative has by-laws, policies, and agreements under which it indemnifies its directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at Pro-Fac's request in such capacities. Pro-Fac indemnifies its officers and directors to the fullest extent allowed by New York law. The maximum potential amount of future payments that the Cooperative could be required to make under these indemnification provisions is unlimited, but would be affected by all relevant defenses to the claims.

NOTE 9. SUBSEQUENT EVENTS

Dividends: Subsequent to quarter end, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $1.9 million and were paid on April 30, 2003.

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

|X| the continuation of Birds Eye Foods' success in integrating operations (including the realization of anticipated synergies in operations and the timing of any such synergies), success with new product introductions, effectiveness of marketing and shifts in market demand, and the availability of acquisition and alliance opportunities;

|X| risks associated with the Cooperative's contractual relationship with Birds Eye Foods, including the possibility of a reduced demand for crops produced by Pro-Fac members, the availability and sufficiency of shortfall payments, and the potential consequences of a termination of that relationship; and

|X| the ability of the Cooperative to operate its business using the resources made available under the Transitional Services Agreement with Birds Eye Foods and following the expiration of that agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for significant changes in the Unaudited Consolidated Statement of Operations, Net Proceeds and Comprehensive Income in the third quarter and first nine months of fiscal 2003 versus such periods in fiscal 2002.

Prior to August 18, 2002, Birds Eye Foods was a wholly owned subsidiary of Pro-Fac. Birds Eye Foods operates through four primary products lines, consisting of vegetable, fruits, snacks and canned meals. The majority of each of the product lines' net sales was within the United States and, with the exception of one facility in Mexico, all of Birds Eye Foods' facilities are located in the United States. Through August 18, 2002, the results of Pro-Fac were consolidated with Birds Eye Foods. The consolidated financial statements were after elimination of intercompany transactions and balances.

As a result of the Transaction, described in NOTE 1 of the "Notes to Consolidated Financial Statements," the results of operations for the third quarter and first nine months of fiscal 2003 are not comparable with those of such period of fiscal 2002.

The following is a discussion of the remaining components included in the results of operations of Pro-Fac for its third quarter and first nine months of fiscal 2003. Pro-Fac now operates in one segment, the marketing of crops grown by its members.

       CHANGES FROM THIRD QUARTER FISCAL 2002 TO THIRD QUARTER FISCAL 2003

Equity (loss)/income from Agrilink Holdings LLC: Subsequent to August 18, 2002, Pro-Fac no longer reports its financial statements on a consolidated basis with Birds Eye Foods and accounts for its investment in Agrilink Holdings LLC under the equity method of accounting. For the quarter ended March 29, 2003, the Cooperative recognized a loss of approximately $(0.1) million from Agrilink Holdings LLC.

Gain from transaction with Birds Eye Foods, Inc. and related agreements: Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement", as that agreement is described in NOTE 2 to the "Notes to Consolidated Financial Statements"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac will receive a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment will be paid in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1. During the third quarter of fiscal 2003, the Cooperative therefore received $2.0 million on January 1, 2003 from Birds Eye Foods.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, 40.72 percent of the payments received under the Termination Agreement are recorded as an adjustment to Pro-Fac's investment in Agrilink Holdings LLC. The remaining 59.28 percent of the annual payment are recognized as additional gain from the transaction with Birds Eye Foods in the period received. Accordingly, during the third quarter of fiscal 2003, Pro-Fac recognized approximately $1.2 million as additional gain from the receipt of the termination payments.

Commercial market value adjustment: At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac determined to deduct 1 percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction will be withheld from the July 2003 and July 2004 CMV payments. The 1 percent deduction for the 2002 growing season resulted in approximately $0.6 million of income for the year-to-date period ended March 29, 2003 which was recorded during the third quarter of fiscal 2003. The Board of Directors of Pro-Fac resolved to review this recommendation annually.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled approximately $0.3 million for the quarter ended March 29, 2003. These expenses for the third quarter of fiscal 2003 were for general operating purposes of the Cooperative.

Legal matters and settlement expenses: During the second quarter of fiscal 2003, the Cooperative reached an agreement in principle as to the terms of settlement with respect to the Blue Line and Seifer Trust litigations (see NOTE 8 of the "Notes to Consolidated Financial Statements"). In anticipation of a final settlement, Pro-Fac recorded a liability for approximately $1.3 million during the second quarter of fiscal 2003. In addition, the Cooperative has incurred approximately $0.4 million of legal costs during the third quarter of fiscal 2003 associated with these and other legal matters as disclosed in NOTE 8 to the "Notes to Consolidated Financial Statements."

Tax provision: The Cooperative Bylaws are structured as to allow it to qualify as a cooperative under Subchapter T of the Internal Revenue Code. The Cooperative currently is seeking to qualify for exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or avoid taxation through the use of special deductions (such as dividends paid on its common stock and preferred stock). The current provision for income taxes is computed as if the Cooperative is non-exempt. The Cooperative will adjust its provision for income taxes when, and if, exempt status is obtained.

 CHANGES FROM FIRST NINE MONTHS FISCAL 2002 TO FIRST NINE MONTHS FISCAL 2003

As outlined above, from June 30, 2002 until August 18, 2002, Birds Eye Foods was a wholly owned subsidiary of Pro-Fac. Through August 18, 2002, the results of Pro-Fac were consolidated with Birds Eye Foods. The consolidated financial statements were after elimination of intercompany transactions and balances. The following summarizes the activity of Birds Eye Foods for the period June 30, 2002 through August 18, 2002:

                                                   June 30, 2002 -
(Dollars in Thousands)                             August 18, 2002
                                                   ---------------

Net sales                                            $  103,726
Cost of sales                                           (80,644)
                                                     ----------
Gross profit                                             23,082
Selling, administrative, and general expense            (15,468)
Other income                                                277
                                                     ----------
Operating income                                          7,891
Interest expense                                         (7,747)
                                                     ----------
Pretax income                                               144
Tax provision                                               (59)
                                                     ----------
   Net income                                        $       85
                                                     ==========

As a result of the Transaction, described in NOTE 1 of the "Notes to Consolidated Financial Statements," the results of operations for the approximately seven weeks outlined above are not comparable with those of the first nine months of fiscal 2002. Accordingly, the following is a discussion of the remaining components included in the results of operations of Pro-Fac for the first nine months of fiscal 2003.

Equity (loss)/income from Agrilink Holdings LLC: Subsequent to August 18, 2002, Pro-Fac no longer reports its financial statements on a consolidated basis with Birds Eye Foods and accounts for its investment in Agrilink Holdings LLC under the equity method of accounting. For the nine months ended March 29, 2003, the Cooperative recognized income of approximately $3.6 million from Agrilink Holdings LLC.

Gain from transaction with Birds Eye Foods, Inc and related agreements: On August 19, 2002, the Cooperative contributed to the capital of Agrilink Holdings LLC all of the shares of Birds Eye Foods' common stock owned by Pro-Fac in exchange for Class B common units of Agrilink Holdings LLC representing a 40.72 percent interest. Pro-Fac's investment in Birds Eye Foods prior to the
Transaction was approximately $24.9 million. This amount reflects the forgiveness by Birds Eye Foods of approximately $36.5 million which represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand payable. The value of the Cooperative's 40.72 percent common equity ownership in Agrilink Holdings LLC is estimated at $31.4 million. The Cooperative recognized a gain of $3.8 million from this exchange.

In addition, Pro-Fac and Birds Eye entered into the Transitional Services Agreement described in NOTE 2 to the "Notes to Consolidated Financial Statements." The estimated value of services to be received by Pro-Fac under the agreement, of approximately $1.0 million, has been reflected as additional proceeds from the Transaction. Accordingly, through the first nine months of 2003, Pro-Fac recognized approximately $.6 million as additional gain from the Transitional Services Agreement.

Pro-Fac and Birds Eye Foods also entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac will receive a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment will be paid in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1. The Termination Agreement provided that the first payment in the amount of $4.0 million was to be paid on the Closing Date and the next payment made by October 1, 2002 and quarterly thereafter as outlined in the agreement. Through the first nine months ended March 29, 2003, the Cooperative, therefore, received $4.0 million from Birds Eye Foods on August 19, 2002, $2.0 million on October 1, 2002 and $2.0 million on January 1, 2003.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, 40.72 percent of the payments received under the Termination Agreement are recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining 59.28 percent of the annual payment will be recognized as additional gain on the transaction with Birds Eye Foods in the period received. Accordingly, through the first nine months of fiscal 2003, Pro-Fac recognized approximately $4.8 million as additional gain from the receipt of the termination payments.

As a result of the agreements described above, based on the 40.72 percent common equity ownership, the Cooperative recognized a total gain, through the first nine months of fiscal 2003, of approximately $9.2 million.

Commercial market value adjustment: At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac determined to deduct 1 percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction will be withheld from the July 2003 and July 2004 CMV payments. The 1 percent deduction for the 2002 growing season resulted in approximately $0.6 million of income for the year-to-date period ended March 29, 2003 which was recorded during the third quarter.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $1.1 million for the nine months ended March 29, 2003. During the first nine months of fiscal 2003, the Cooperative paid approximately $.4 million to obtain insurance from St. Paul Mercury Insurance Company and Great American Insurance Company, insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative for events occurring prior to August 19, 2002 where claims are submitted prior to August 19, 2008. This insurance has a term expiring on August 19, 2008. The Board of Directors of Pro-Fac resolved to review this recommendation annually.

The remaining expenses for the first nine months of fiscal 2003 were for general operating purposes of the Cooperative.

Legal matters and settlement expenses: During the second quarter of fiscal 2003, the Cooperative reached an agreement in principle as to the terms of settlement with respect to the Blue Line and Seifer Trust litigations (see NOTE 8 to the "Notes to Consolidated Financial Statements"). In anticipation of a final settlement, Pro-Fac has recorded a liability for approximately $1.3 million during December, 2002. In addition, the Cooperative incurred approximately $0.7 million of legal costs associated with these and other legal matters, as disclosed in NOTE 8 to the "Notes to Consolidated Financial Statements," through the first nine months of fiscal 2003.

Tax provision: The Cooperative Bylaws are structured as to allow it to qualify as a cooperative under Subchapter T of the Internal Revenue Code. The Cooperative currently is seeking to qualify for exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or avoid taxation through the use of special deductions (such as dividends paid on its common stock and preferred stock). The current provision for income taxes is computed as if the Cooperative is non-exempt. The Cooperative will adjust its provision for income taxes when, and if, exempt status is obtained.

                         LIQUIDITY AND CAPITAL RESOURCES

As discussed above, as a result of the Transaction, Pro-Fac no longer consolidates the assets and liabilities of Birds Eye Foods in its financial statements. Pro-Fac's balance sheet does, however, reflect Pro-Fac's interest in Agrilink Holdings LLC, which, as described in NOTES 1 and 2 to the "Notes to Consolidated Financial Statements," is accounted for under the equity method.

From and after August 19, 2002, Pro-Fac's primary sources of cash are the payments due to it by Birds Eye Foods under the Termination Agreement and the Amended and Restated Marketing and Facilitation Agreement, which are described in detail in NOTE 2 to the "Notes to the Consolidated Financial Statements." In addition, pursuant to the Credit Agreement with Birds Eye Foods, described in
NOTE 5 of the "Notes to Consolidated Financial Statements," Pro-Fac also has available to it up to $1.0 million per year, for five years. Finally, Birds Eye Foods has agreed, pursuant to the Transitional Services Agreement, described in
NOTE 2 to the "Notes to the Consolidated Financial Statements" to provide Pro-Fac certain administrative and other services for a period 24 months from the Closing Date.

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

A discussion of "Unaudited Consolidated Statement of Cash Flows" for the nine months ended March 29, 2003 of fiscal 2003 follows:

Net cash used in operating activities of $29.1 million for the first nine months of fiscal 2003 primarily represents changes in operating assets and liabilities of Birds Eye Foods for the period June 29, 2002 through August 19, 2002. During this time Pro-Fac consolidated its results with Birds Eye Foods.

Net cash used in investing activities for the first nine months of fiscal 2003 was $0.4 million. Of this amount approximately $5.8 million represents the cash balance transferred at the date of the transaction with Birds Eye Foods. Offsetting this amount was the receipt by the Cooperative of $8.0 million from Birds Eye Foods under the Termination Agreement. Other amounts reported as cash used in investing activities relate to the period June 29, 2002 through August 19, 2002 when Pro-Fac consolidated its results with Birds Eye Foods.

Net cash provided by financing activities include the repurchases of common stock and dividends paid by the Cooperative during the first nine months of fiscal 2003. Net proceeds from the issuance of short term debt of $22.0 million, payments on long term debt of $0.2 million and cash paid for capital leases of $.1 million relate to the period June 29, 2002 through August 19, 2002 when Pro-Fac consolidated its results with Birds Eye Foods.

At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac determined to suspend the payment of annual dividends on the Cooperative's common stock for an indefinite period of time and to deduct 1 percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction will be taken from the July 2003 and July 2004 CMV payments. The Board of Directors of Pro-Fac resolved to review this recommendation annually.

On March 26, 2003, the Cooperative secured a $0.5 million Line of Credit from Manufacturers And Traders Trust Company (the "M&T Line of Credit"). As of March 29, 2003, there were no borrowings outstanding under the Line of Credit. Principal amounts borrowed bear interest at .75 percent per annum above the prime rate in effect on the day proceeds are disbursed, as announced by the Bank, as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be paid down to zero during each year by July 15, and maintained for a minimum of 90 consecutive days. The first paydown will commence July 15, 2004. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to Manufacturers and Traders Trust Company in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Agrlink Holdings LLC. However, collateral does include any distributions from the common units and cash payments made by Birds Eye Foods to the Cooperative.

Pro-Fac  guarantees  certain  obligations  of Birds Eye  Foods.  Following  is a
schedule  of   obligations  at  March  29,  2003  that  are  guaranteed  by  the
Cooperative.

(Dollars in Millions)

                                                Amounts
Contractual Obligations Guaranteed             Committed       Expiration
----------------------------------             ---------      -------------

Senior Subordinated Notes - 11-7/8 Percent     $  200.0       November 2008
Subordinated Promissory Note                   $   37.6       November 2008

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

The cherry crop resulting from the fiscal 2002 growing season has been drastically affected by weather in the prime growing areas in Michigan. These growing regions experienced early season warm weather followed by a hard freeze that resulted in an 80 percent reduction in the cherry crop compared to historic harvest tonnage. The CMV for raw cherries tripled from recent years' average prices.

In addition, dry weather conditions in the New York and Midwest growing regions in 2002 reduced crop intake. The reduction in crop intake did not negatively impact the adequacy of levels throughout the industry.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Certain of our legal proceedings are reported in our Annual Report on Form -K for the year ended June 29, 2002, our Quarterly Report on Form 10-Q for the period ended September 28, 2002, and our Quarterly Report on Form 10-Q for the period ended December 29, 2002 with material developments since those reports described in NOTE 8, "Other Matters," to the "Notes to Consolidated Financial Statements," which information is incorporated by reference in answer to this item.

ITEM 2. CHANGES IN SECURITIES

During January 2003, the Cooperative issued shares of its Class A Cumulative Preferred Stock in exchange for shares of its Non-Cumulative Preferred Stock, on a share-for-share basis. Such exchange is exempt from registration under Section 3(a)(9) of the Securities Act of 1933. The date and amount of the exchange is set forth below:

      Date                  Number of Shares           Value of Shares
-----------------           ----------------           ---------------

January 10, 2003                  390                      $9,750

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The regional annual membership meetings for the members of Pro-Fac were held as follows:

                   Date            Region/District          City/State
              -----------------    ---------------     -----------------------

              February 3, 2003       I/1 and I/2       Rochester, New York
              February 5, 2003          II/2           Springfield, Illinois
              February 14, 2003          III           Lincoln, Nebraska
              February 11, 2003          IV            Wilsonville, Oregon
              February 12, 2003          IV            Mt. Vernon, Washington
              February 6, 2003            V            Perry, Georgia
              March 7, 2003              I/3           Johnstown, Pennsylvania
              March 4, 2003             II/1           Holland, Michigan

     (b) Peter Call, Robert DeBadts, Steven Koinzan, Allan Overhiser and Darell Sarff were re-elected directors for a three-year term as a result of the elections at the regional meetings held in February and March 2003. The following is a list of the remaining directors whose terms of office continued after the regional meetings.

                                 Name                Term Expires
                           -----------------         ------------

                           Tom Croner                     2004
                           Dale Burmeister                2004
                           Kenneth Dahlstedt              2004
                           Glen Lee Chase                 2005
                           Bruce Fox                      2005
                           Kenneth Mattingly              2005
                           Paul Roe                       2005

              Following are the voting results from the regional meetings:

                                       Votes Cast For     Votes Cast Against

                Peter Call                   91                   0
                Robert DeBadts               42                   0
                Steven Koinzan               15                   0
                Allan Overhiser              71                   0
                Darell Sarff                 17                   0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit Number                        Description


                10.1 Grid Note between the Cooperative and Manufacturers and Traders Trust Company, dated as of March 26, 2003.

                10.2 General Security Agreement between the Cooperative and Manufacturers and Traders Trust Company, dated March 26, 2003

                99.1 Birds Eye Foods, Inc. financial statements for the quarter ended March 29, 2003
                                 (filed herewith).

                99.2 Certification of Principal Executive Officer pursuant to 18 USC, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                99.3 Certification of Principal Financial Officer pursuant to 18 USC, Section 135.0, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K:

             On February 11, 2003 the Cooperative filed a Report on Form 8-K to report that Pro-Fac Cooperative Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28,2002 had been filed and that the report was accompanied by the certifications, under Section 906 of the Sarbanes-Oxley Act of 2002, of Stephen
             R. Wright, as principal executive and principal financial officer of Pro-Fac.

             On February 7, 2003 the Cooperative filed a Report on Form 8-K to report that Pro-Fac Cooperative Inc's Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 28,2002 had been filed and that the report was accompanied by the certifications, under Section 906 of the Sarbanes-Oxley Act of 2002, of Stephen
             R. Wright, as principal executive and principal financial officer of Pro-Fac.

             On January 30,2003, the Cooperative filed a Report on Form 8-K to report that Pro-Fac Cooperative Inc. had discovered accounting errors in the financial information previously reported for its first fiscal quarter ended September 28, 2002 which resulted in a restatement of the Cooperative's 2002 quarterly financial information for its fiscal quarter ended September 28, 2002 to correct for these items.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PRO-FAC COOPERATIVE, INC.



Date:       May 13, 2003            BY:  /s/   Stephen R. Wright
       ---------------------            --------------------------------
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

Date:       May 13, 2003              /s/        Stephen R. Wright
       ------------------------           -------------------------------
                                                 Stephen R. Wright
                                            General Manager and Secretary
                                            (Principal Executive Officer
                                           and Principal Financial Officer)