Form 10-Q/A
period 2003-03-29
PRO FAC COOPERATIVE INC
filed 2003-05-15
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   Form 10-Q/A
                                (Amendment No.1)

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

                            Common Stock - 1,927,226



                                EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) is filed to amend Pro-Fac Cooperative, Inc.'s Form 10-Q for the quarter ended March 29, 2003 filed with the Securities and Exchange Commission ("SEC") on May 13, 2003 to include Exhibit 99.1 which was inadvertently omitted from the Form 10-Q, but was filed with the SEC on May 13, 2003 under cover of a Form 8-K. Except as described in this Explanatory Note, this Form 10-Q/A (Amendment No. 1) does not otherwise amend Pro-Fac Cooperative, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2003.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended June 29, 2002, our Quarterly Report on Form 10-Q for the period ended September 28, 2002, and our Quarterly Report on Form 10-Q for the period ended December 29, 2002 with material developments since those reports described in NOTE 8, "Other Matters," to the "Notes to Consolidated Financial Statements," which information is incorporated by reference in answer to this item.

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



Date:       May 15, 2003            BY:  /s/   Stephen R. Wright
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

Date:       May 15, 2003              /s/        Stephen R. Wright
       ------------------------           -------------------------------
                                                 Stephen R. Wright
                                            General Manager and Secretary
                                            (Principal Executive Officer
                                           and Principal Financial Officer)