Form 10-K
period 2003-06-28
PRO FAC COOPERATIVE INC
filed 2003-09-26
CIK 202932

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------
                                    Form 10-K
                                   ----------

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 28, 2003

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Transition Period from ____________ to ____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [_] NO [X]

      Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2002
                            Common Stock: $9,696,365
        (Based upon par value of shares since there is no market for the
                           Registrant's common stock)

           Number of common shares outstanding at September 15, 2003:
                             Common Stock: 1,927,226

================================================================================

                   FORM 10-K ANNUAL REPORT - Fiscal Year 2003
                            PRO-FAC COOPERATIVE, INC.
                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                         -------------
                                     PART I
            Cautionary Statement on Forward-Looking Statements..............................................    3
ITEM  1.    Description of Business
               General Development of Business..............................................................    3
               Narrative Description of Business............................................................    8
ITEM  2.    Properties......................................................................................   13
ITEM  3.    Legal Proceedings...............................................................................   14
ITEM  4.    Submission of Matters to a Vote of Security Holders.............................................   14

                                     PART II

ITEM  5.    Market for Registrant's Common Stock and Related Security Holder Matters........................   15
ITEM  6.    Selected Financial Data.........................................................................   16
ITEM  7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........   17
ITEM  7A.   Quantative and Qualitative Disclosures about Market Risk........................................   28
ITEM  8.    Financial Statements and Supplementary Data.....................................................   29
ITEM  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............   58
ITEM  9A.   Controls and Procedures.........................................................................   58

                                    PART III

ITEM 10.    Directors and Executive Officers of the Registrant..............................................   59
ITEM 11.    Executive Compensation..........................................................................   61
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
               Matters......................................................................................   63
ITEM 13.    Certain Relationships and Related Transactions..................................................   65

                                     PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................   67
            Signatures......................................................................................   70

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") or persons acting on behalf of Pro-Fac may make oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Report and other statements made in this Form 10-K and in other filings with the SEC.

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

o the continuation of Birds Eye Foods, Inc.'s (formerly Agrilink Foods, Inc.) success in integrating operations (including the realization of anticipated synergies in operations and the timing of any such synergies), success with new product introductions, effectiveness of marketing and shifts in market demand, and the availability of acquisition and alliance opportunities (see the discussion under the heading "Description of Business - General Development of Business" in Part I, Item 1 of this Form 10-K regarding the current relationship with Birds Eye Foods, Inc. and "NOTE 3. Agreements with Birds Eye Foods and AgriFrozen" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.);

o    interest rate fluctuations;

o    the Cooperative's ability to service debt;

o Birds Eye Foods, Inc.'s ability to service its debt that is guaranteed by Pro-Fac (see the information under the heading "Liquidity and Capital Resources" in Part II, Item 7 of this Report and "NOTE 15. Other Matters - Commitments" under "Notes to Consolidated Financial Statements" in Part II,
     Item 8 of this Report);

o risks associated with the Cooperative's contractual relationship with Birds Eye Foods, Inc., including the possibility of a reduced demand for crops produced by Pro-Fac members, the availability and sufficiency of shortfall payments by Birds Eye Foods, Inc. under the Amended and Restated Marketing and Facilitation Agreement, and the potential consequences of a termination of that relationship;

o the ability of the Cooperative to operate its business using the resources made available under the Termination Agreement and Transitional Services Agreement (see the discussion of these Agreements under the headings:
     "Description of Business - General Development of Business", in Part I,
     Item 1 and "Liquidity and Capital Resources" in Part II, Item 7 of this Report, and "NOTE 3. Agreements with Birds Eye Foods and AgriFrozen" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report) with Birds Eye Foods, Inc. and Pro-Fac's ability to operate its business after the expiration of those agreements;

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

Pro-Fac Cooperative, Inc. is an agricultural cooperative corporation formed in 1960 under the Cooperative Corporation Laws of New York to process and market crops grown by its members. Unless the context otherwise requires, the terms "Cooperative" and "Pro-Fac" refer to Pro-Fac Cooperative, Inc. and its subsidiaries. Pro-Fac's Class A Cumulative preferred stock is listed on the Nasdaq National

Market system under the stock symbol, "PFACP." Until August 19, 2002, the date of consummation of the Transaction (described below - the "Transaction"), the Cooperative conducted business under the name of "Agrilink Foods."

Crops marketed by Pro-Fac include fruits (cherries, apples, blueberries, and peaches), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, asparagus, potatoes, turnip roots, and leafy greens), and popcorn. Only growers of crops marketed through Pro-Fac (or associations of such growers) can become members of Pro-Fac; a grower becomes a member of Pro-Fac through the purchase of common stock. Pro-Fac members deliver raw product for sale and processing primarily at the facilities of Birds Eye Foods, Inc. ("Birds Eye Foods"), a producer and marketer of processed food products and, until consummation of the Transaction on August 19, 2002, a wholly-owned subsidiary of Pro-Fac. As of June 28, 2003, there are approximately 548 Pro-Fac members, consisting of individual growers or associations of growers, located principally in the states of New York, Delaware, Pennsylvania, Illinois, Michigan, Washington, Oregon, Iowa, Nebraska, Florida, and Georgia.

Management believes a summary background of the relationship between Pro-Fac and Birds Eye Foods prior to the closing of the Transaction is useful in understanding the impact of the Transaction on Pro-Fac's business during fiscal 2003. On November 3, 1994, Pro-Fac acquired Birds Eye Foods, and upon consummation of that acquisition Pro-Fac and Birds Eye Foods entered into a marketing and facilitation agreement (the "Marketing and Facilitation Agreement"), which, until the consummation of the Transaction, governed the crop supply and purchase relationship between Pro-Fac and Birds Eye Foods. Under the Marketing and Facilitation Agreement, Pro-Fac provided crops and financing to Birds Eye Foods, Birds Eye Foods provided marketing and management to Pro-Fac, and Pro-Fac shared in the profits and losses of Birds Eye Foods. The terms of the Marketing and Facilitation Agreement provided for the payment by Birds Eye Foods to Pro-Fac of the commercial market value or "CMV" for all crops supplied by Pro-Fac. CMV is the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Under the Marketing and Facilitation Agreement, in any year in which Birds Eye Foods had earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac products"), Birds Eye Foods paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of Birds Eye Foods (before dividing with Pro-Fac). In years in which Birds Eye Foods had losses on Pro-Fac products, Birds Eye Foods reduced the CMV it would have otherwise paid to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of Birds Eye Foods (before dividing with Pro-Fac). Birds Eye Foods paid Pro-Fac additional patronage income for services provided by Pro-Fac to Birds Eye Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops and the sharing of risks of losses of certain operations of the business. The Marketing and Facilitation Agreement also required Pro-Fac to reinvest at least 70 percent of additional patronage income in Birds Eye Foods. Since Pro-Fac's acquisition of Birds Eye Foods in 1994 and prior to August 19, 2002, Pro-Fac had invested $50.8 million in Birds Eye Foods.

Under the Marketing and Facilitation Agreement, earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year. Pro-Fac's share of earnings was $16.8 million for the year ended June 29, 2002. As a result of the Transaction, Birds Eye Foods no longer pays patronage income to Pro-Fac. However, prior to the Transaction, any patronage income received by Pro-Fac was deductible by Pro-Fac for federal tax purposes to the extent it was distributed to Pro-Fac members. Such distributions of patronage income could be made to Pro-Fac members through a combination of cash and retains provided a minimum of 20 percent of the amount was paid in cash. Historically, Pro-Fac paid its members between 20 percent and 30 percent of additional patronage income received from Birds Eye Foods in cash and the remaining portion in retains. Funds made available by the distribution of retains to members in lieu of cash were historically reinvested by Pro-Fac in Birds Eye Foods.

The Transaction: On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac, Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"):

(i) Pro-Fac contributed to the capital of Agrilink Holdings LLC, a Delaware limited liability company ("Holdings LLC"), all of the shares of Birds Eye Foods' common stock owned by Pro-Fac, constituting 100 percent of the issued and outstanding shares of Birds Eye Foods' capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72 percent common equity ownership at the Closing Date; and

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units and Class A common units and warrants, which warrants were immediately exercised, to acquire additional Class A common units, representing 56.24 percent at the closing date of the common equity of Holdings LLC, inclusive of the additional Class A common units issued to Vestar upon its exercise of the warrants. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

The transactions consummated pursuant to the Unit Purchase Agreement are referred to herein collectively as the "Transaction."

Immediately following Pro-Fac's contribution of its shares of Birds Eye Foods' common stock to Holdings LLC, Holdings LLC contributed those shares to Birds Eye Holdings Inc., (formerly Agrilink Holdings Inc., "Holdings Inc.") a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC, and Birds Eye Foods became an indirect, wholly-owned subsidiary of Holdings LLC.

As part of the Transaction, Stephen R. Wright, the General Manager and Secretary of Pro-Fac, together with executive officers of Birds Eye Foods, and certain other members of Birds Eye Foods' management, entered into subscription agreements with Holdings LLC to acquire (using a combination of cash and promissory notes issued to Holdings LLC) an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04 percent of the common equity ownership at the closing date. Mr. Stephen Wright, together with the other members of Birds Eye Foods' management who are owners of Holdings LLC common units, Pro-Fac and Vestar, are parties to a Securityholders Agreement and a Limited Liability Company Agreement which agreements are described below in this discussion of the "General Development of Business".

In connection with the Transaction certain parties to the Transaction, including Pro-Fac and/or Birds Eye Foods, entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement: Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated and, in consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1.

(ii) Amended and Restated Marketing and Facilitation Agreement: Pro-Fac and Birds Eye Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement supersedes and replaces the Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Birds Eye Foods will also continue to pay Pro-Fac the CMV of crops supplied by Pro-Fac in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Marketing and Facilitation Agreement. Birds Eye Foods makes payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac meet with Birds Eye Foods management to establish CMV or receivable guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. Unlike the Marketing and Facilitation Agreement, however, the Amended and Restated Marketing and Facilitation Agreement does not permit Birds Eye Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits, and it does not require Pro-Fac to reinvest in Birds Eye Foods any part of Pro-Fac's patronage income.

The Amended and Restated Marketing and Facilitation Agreement also provides that Birds Eye Foods will continue to provide to Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, for a period of five years from the Closing Date, Birds Eye Foods will provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Birds Eye Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Birds Eye Foods).

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which Birds Eye Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of Birds Eye Foods' needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages are set based on Birds Eye Foods' anticipated raw product needs for the particular crop year. The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20.0 million over the term of the agreement.

Unless terminated earlier, the Amended and Restated Marketing and Facilitation Agreement will continue in effect until August 19, 2012. Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement prior to August 19, 2012 upon the occurrence of certain events, including in connection with a change in control transaction affecting Birds Eye Foods or

Holdings Inc. However, in the event Birds Eye Foods terminates the Amended and Restated Marketing and Facilitation Agreement as a result of a change in control transaction within three years of the Closing Date, Birds Eye Foods must pay to Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, during the first three years after the Closing Date, Birds Eye Foods sells one or more portions of its business, and if the purchaser does not continue to purchase the crops previously purchased by Birds Eye Foods with respect to the transferred business, then such failure will be taken into consideration when determining if Birds Eye Foods is required to make any shortfall payments to Pro-Fac. After such three-year period, Birds Eye Foods may sell portions of its business and the volumes of crop purchases previously made by Birds Eye Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

(iii) Transitional Services Agreement. Pro-Fac and Birds Eye Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Birds Eye Foods agreed to provide Pro-Fac certain administrative and other services for a period of 24 months (to August 19, 2004) from the Closing Date. Birds Eye Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac. Pursuant to the Transitional Services Agreement, the general manager of Pro-Fac may also be an employee of Birds Eye Foods, in which case he will report to the chief executive officer of Birds Eye Foods with respect to his duties for Birds Eye Foods, and to the Pro-Fac Board of Directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement are employees of Birds Eye Foods and report to the chief executive officer or other representatives of Birds Eye Foods. Stephen R. Wright, the General Manager and Secretary of Pro-Fac, is employed by Birds Eye Foods and serves as executive vice president - investor relations of Birds Eye Foods. As an employee of Birds Eye Foods, Mr. Wright's salary is paid by Birds Eye Foods.

(iv) Credit Agreement. Birds Eye Foods and Pro-Fac entered into a credit agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. For additional information about the Credit Agreement and the terms of the Credit Facility, see "NOTE 9. Long-term Debt" under "Notes to Consolidated Financial Statements" in
Part II, Item 8 of this Report.

(v) Limited Liability Company Agreement of Agrilink Holdings LLC. Pro-Fac and Vestar, together with others, including Stephen R. Wright, are parties to a limited liability company agreement dated August 19, 2002 (and as amended from time to time, the "Limited Liability Company Agreement") that contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC. As of September 16, 2003, Pro-Fac owned 40.89 percent of the common equity of Holdings LLC through its ownership of 321,429 Class B common units.

The Limited Liability Company Agreement provides, among other things, that Holdings LLC's distributable assets, which include cash receipts from operations, investing and financing, net of expenses, will be distributed to Holdings LLC's members as determined by Holdings LLC's management committee. In general, those distributable assets are distributable as follows:

     o first, 100 percent to the holders of preferred units, pro rata, until each preferred unit holder's current (non-compounded) preferred return has been reduced to zero;

     o second, 100 percent to the holders of preferred units, pro rata, until each preferred unit holder's unpaid preferred return has been reduced to zero and then, pro rata among the preferred unit holders until each preferred unit holder's unreturned preferred capital contribution has been reduced to zero;

     o third, 100 percent to the holders of Class A common units, Class B common units, Class C common units, and Class E common units, pro rata, until each such unit holder's unreturned common capital contribution has been reduced to zero; and

     o fourth, after the holders of Class A common units, Class B common units, Class C common units and Class E common units have been paid their unreturned common capital contributions, the balance of distributable assets, if any, will be distributed to the holders of Class A common units, Class B common units, Class C common units, Class D common units and Class E common units. The amount distributable to such holders is determined based upon the number of Class C common units and Class D common units outstanding and upon whether certain performance hurdles have been satisfied. As the various performance hurdles are satisfied, the percentage of any remaining distributable assets distributable to the holders of Class A common units, Class B common units and Class E common units decreases from approximately 96 percent to 90 percent, the percentage of remaining distributable assets distributable to the holders of Class C common units decreases from approximately 2 percent to 1.872 percent and the remaining percentage of distributable assets distributable to the holders of Class D common units increases from approximately 2 percent to 8.112 percent.

Prior to August 19, 2005, distributions of assets by Holdings LLC in excess of the amount necessary to pay to preferred unit holders' their current preferred returns in full requires the consent of the preferred unit holders holding at least a majority of the preferred units. A preferred unit holder's preferred return is equal to 15 percent per annum, of the preferred unit holder's preferred capital contributions, less distributions made in respect to such preferred units. The preferred return accrues on a daily basis and, beginning September 30, 2002, compounds quarterly (3.75 percent quarterly). In the event of a dissolution, Holdings LLC's assets (after payment of debts and obligations) will be distributed to its members in accordance with the above distribution schedule.

The Limited Liability Company Agreement further provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from the operations of Birds Eye Foods, which Holdings LLC will then distribute, notwithstanding the "first", "second" and "third" tier distribution preferences described above, to the holders of its Class A common units, Class B common units, Class C common units, Class D common units and Class E common units in accordance with the "fourth" distribution tier as if no performance hurdle has been satisfied. Further, upon the occurrence of certain specified events, including the sale of Holdings LLC and at any time after August 19, 2010, the holders of preferred units are entitled, at their option, to have their preferred units redeemed and, at any time after August 19, 2005, Holdings LLC has the option to redeem the preferred units.

Further, under the Limited Liability Company Agreement, the management committee of Holdings LLC is authorized to issue up to 16,000 Class C common units and up to 16,000 Class D common units. The Limited Liability Company Agreement further provides that the holders of a majority of the total voting power of the outstanding Class A, Class B and Class E common units can cause Holdings LLC to create and issue additional units, provided no such issuance would adversely affect the relative economic rights of the holders of Class A, Class B, Class C and Class D common units and further subject to the amendment provisions of the Limited Liability Company Agreement. The Limited Liability Company Agreement provides, in part, that the management committee of Holdings LLC can amend the Agreement, to provide for the issuance of any other type of preferred unit, whether of an existing or new class, with the consent of the preferred unit holders, and to provide for the issuance of any other class of units or other securities, with the consent of each unit holder, if any, who would be adversely affected by such issuance as to any such unit holder's limited liability or as to the alteration of any such unit holder's rights to receive allocations or distributions unless such alterations of rights are in connection with a debt or equity financing, a restructuring, a recapitalization or other transaction in which Holdings LLC will receive an investment or contribution to its capital or in connection with the issuance of equity to employees or directors of Holdings LLC, its subsidiaries or to third party lenders. The issuance of additional common units will reduce the percentage ownership of the current holders of common units in Holdings LLC, including Pro-Fac.

(vi) Securityholders Agreement. Holdings LLC, Pro-Fac and Vestar, together with others, including officers of Pro-Fac and Birds Eye Foods (the "Management Investors"), entered into a securityholders agreement dated August 19, 2002 (and as amended from time to time, the "Securityholders Agreement") containing terms and conditions relating to the transfer of membership interests in and the management of Holdings LLC. Among other things, the Securityholders Agreement includes a voting agreement pursuant to which the holders of common units agree to vote their common units and to take any other action necessary to cause the authorized number of members or directors for each of the respective management committees or boards of directors of Holdings LLC, Holdings, Inc. and Birds Eye Foods to be set at not less than nine but not more than 11, as determined by Vestar, and to elect or cause to be elected to the respective management committees or boards of directors of Holdings LLC, Holdings, Inc. and Birds Eye Foods, six members/directors designated by Vestar, two members/directors designated by Pro-Fac, one member/director who shall be the chief executive officer of Birds Eye Foods and two members/directors designated by Vestar who shall be independent of Holdings LLC, its subsidiaries' management (including Birds Eye Foods) and Vestar.

The voting agreement further provides, that the holders of common units shall vote their common units as directed by Vestar with respect to the approval of any amendment(s) to the Limited Liability Company Agreement, the merger, unit exchange, combination or consolidation of Holdings LLC, the sale, lease or exchange of all or substantially all of the property and assets of Holdings LLC and its subsidiaries, including Birds Eye Foods, and the reorganization, recapitalization, liquidation, dissolution or winding-up of Holdings LLC, provided such action is not inconsistent with the Limited Liability Company Agreement or the Securityholders Agreement and further provided such action shall not have a material adverse effect on a unit holder that would be borne disproportionately by such unit holder.

The Securityholders Agreement also provides:

     o Pro-Fac and the Management Investors with "tag-along" rights in connection with certain transfers of Holdings LLC units by Vestar;

     o Vestar with rights, "take-along" rights, to require Pro-Fac and the Management Investors to consent to a proposed sale of Holdings LLC; and

     o Pro-Fac and Vestar with demand registration rights in securities of a subsidiary of Holdings LLC, including Birds Eye Foods, which are acquired by them through a distribution by Holdings LLC of such securities in exchange for their respective units in Holdings LLC, such distributed securities being "Registrable Securities", and other unit holders, including the Management Investors with incidental registration rights in the Registrable Securities owned by such unit holders.

The Securityholders Agreement provides Pro-Fac and the Management Investors certain pre-emptive rights with respect to new securities of Holdings LLC or any of its subsidiaries proposed to be issued to Vestar or any affiliate of Vestar. Further, Vestar has the right to amend or modify the Securityholders Agreement without the consent of Pro-Fac, the Management Investors or any other unit holder if the amendment cannot reasonably be expected to have a material adverse effect on a unit holder that would be borne disproportionately by such unit holder or the amendment does not adversely affect any unit holder or Holdings LLC in any material respect and it is in connection with a change that cures any ambiguity or corrects or supplements a provision of the Securityholders Agreement.

The foregoing description of agreements is only a summary and reference is made to those agreements, copies of which are filed as exhibits to this Report or, although included in the exhibit index to this Report have been previously filed by Pro-Fac with the SEC. Each statement is qualified in its entirety by such reference.

In addition, in connection with the Transaction, Birds Eye Foods and certain of its subsidiaries entered into a senior secured credit facility (the "Senior Credit Facility") in the amount of $470 million with a syndicate of banks and other lenders arranged and managed by JPMorgan Chase Bank ("JPMorgan Chase Bank"), as administrative and collateral agent. Proceeds of the Senior Credit Facility, together with Vestar's $175.0 million investment, were used to repay and terminate Birds Eye Foods' indebtedness under its senior credit facility with Harris Bank as administrative agent and Bank of Montreal as syndication agent, and the lenders thereunder (the "Harris Credit Facility"). Pro-Fac was a guarantor under the Harris Credit Facility. Pro-Fac is not a guarantor under the Senior Credit Facility.

As a result of the Transaction, Pro-Fac no longer reports its financial statements on a consolidated basis with that of Birds Eye Foods. Subsequent to the Transaction, Pro-Fac accounts for its investment in Holdings LLC under the equity method of accounting. Also effective as of the Closing Date, Pro-Fac no longer conducts business under the name "Agrilink Foods".

                        NARRATIVE DESCRIPTION OF BUSINESS

Because this Report is for the fiscal year ended June 28, 2003, and Birds Eye Foods was a wholly-owned subsidiary of Pro-Fac until August 19, 2002, the "Narrative Description of Business" that follows includes a description of the business conducted by Pro-Fac prior to August 19, 2002, which includes Birds Eye Foods. However, Pro-Fac's business since the Transaction has significantly changed. Pro-Fac no longer manufactures and markets processed foods, which it previously did through Birds Eye Foods. Pro-Fac is an agricultural cooperative that markets and sells its members' crops to food processors, including Birds Eye Foods.

                    Pro-Fac's Business Since August 19, 2002

Since the Transaction, Pro-Fac's relationship with Birds Eye Foods is governed by the Amended and Restated Marketing and Facilitation Agreement, which is described above.

Pro-Fac's principal products are discussed above in "General Development of Business".

                  Financial Information About Industry Segments

The financial statements for the last completed fiscal year ended June 28, 2003 included in this Report reflect the business of Pro-Fac with Birds Eye Foods as its wholly-owned subsidiary for a period of approximately seven weeks (June 30, 2002 through August 18, 2002). Birds Eye Foods' industry segments are described below in "Pro-Fac's Business Prior to August 19, 2002".

Currently, the business of Pro-Fac is conducted in only one industry segment, the marketing of its members' crops, including raw fruits and vegetables. Since Pro-Fac's business is conducted in only one industry segment, there have been no inter-segment sales or transfers since August 19, 2002. The financial statements for the fiscal year ended June 28, 2003, which are included in this Report, reflect a period of approximately forty-five weeks (August 19, 2002 through June 28, 2003) that relate solely to Pro-Fac's sole industry segment.

                           Packaging and Distribution

The distribution activities of Pro-Fac are limited to the delivery of raw fruits and vegetables to its customers, including Birds Eye Foods.

                              Raw Material Sources

Pro-Fac's primary source of crops for delivery to Birds Eye Foods and to other Pro-Fac customers is the Pro-Fac members.

                             Seasonality of Business

The terms of the Amended and Restated Marketing Facilitation Agreement provide that Pro-Fac will continue to receive payments for crops sold to Birds Eye Foods on a date or dates that coincide with the time of payment for crops by Pro-Fac to its members. Accordingly, Pro-Fac's business is not expected to be impacted by the seasonality of its members' planting and harvesting activities.

                              Significant Customers

Pro-Fac markets substantially all of its members' crops to Birds Eye Foods pursuant to the Amended and Restated Marketing and Facilitation Agreement.

                             Competitive Conditions

Pro-Fac is Birds Eye Foods' preferred supplier of raw product under the Amended and Restated Marketing and Facilitation Agreement. Accordingly, it is expected that Birds Eye Foods will continue to purchase a substantial portion of its raw product needs from Pro-Fac. The Cooperative competes with other cooperatives and individual growers for other customers as it expands its activities relating to the marketing and sale of its members' crops.

                                Backlog of Orders

Historically, backlog orders have not been significant in Pro-Fac's business and they are not expected to be significant in the future operations of Pro-Fac's business.

                              Government Contracts

No portion of Pro-Fac's business is subject to renegotiation of contracts with, or termination by, any government agency.

                                    Employees

Pro-Fac does not currently have any full-time employees. Pursuant to the Transitional Services Agreement, Birds Eye Foods has agreed to provide Pro-Fac certain administrative and other services for a period of 24 months (until August 19, 2004) from the Closing Date, at a level generally consistent with the level of such services provided by Birds Eye Foods to Pro-Fac before the Closing Date. Because Pro-Fac does not currently have the capacity to perform these services itself during this transition period, Pro-Fac will seek to recruit, hire, and train individuals to provide these services following the expiration of the Transitional Services Agreement. Stephen R. Wright, the General Manager and Secretary of Pro-Fac, is an employee of Birds Eye Foods. As an employee of Birds Eye Foods, Mr. Wright's salary is paid by Birds Eye Foods.

                      Practices Concerning Working Capital

In connection with the Transaction, Pro-Fac and Birds Eye Foods entered into the Credit Agreement pursuant to which Birds Eye Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million. Pro-Fac is permitted to draw down up to $1.0 million per year under the $5.0 million Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third-party indebtedness of Birds Eye Foods. For additional information about the Credit Agreement see the discussions under the heading "Liquidity and Capital Resources" in Part II, Item 7 of this Report and "NOTE 9. Long-Term Debt" under "Notes to Consolidated Financial Statements" in
Part II, Item 8 of this Report.

On March 26, 2003, the Cooperative secured a $0.5 million line of credit from Manufacturers and Traders Trust Company (the "M&T Line of Credit"). As of June 28, 2003, $0.5 million was outstanding under the M&T Line of Credit. For additional information about the M&T Line of Credit see the discussions under the heading "Liquidity and Capital Resources" in Part II, Item 7 of this Report and "NOTE 9. Long-Term Debt" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

                                  Environmental

As part of the Transaction, Pro-Fac agreed to indemnify Birds Eye Foods for certain environmental liabilities exceeding $200,000. This obligation, however, is only triggered once the aggregate of all liabilities subject to indemnification under the Unit Purchase Agreement (including those unrelated to environmental matters) exceeds $10 million. Additionally, the Unit Purchase Agreement requires Pro-Fac to indemnify Birds Eye Foods with respect to environmental liabilities associated with Birds Eye Foods' Lawton, Michigan facility. Birds Eye Foods is, however, responsible for up to $2.5 million of capital expenditures to address environmental compliance issues at the Lawton facility, provided those expenditures are incurred over the three-year period commencing on August 19, 2002.

                  Pro-Fac's Business Prior to August 19, 2002

Prior to August 19, 2002, Pro-Fac, through its then wholly-owned subsidiary Birds Eye Foods, sold products in three principal categories: (i) "branded" products, which are finished products sold under various trademarks, (ii) "private label" products, which are finished products sold to grocers who in turn use their own brand names on the products and (iii) "food service/industrial" products, which are finished products sold to food service institutions such as restaurants, caterers, bakeries, and schools. In fiscal 2002, approximately 62 percent of the Cooperative's net sales were branded and the remainder divided between private label and food service/industrial. Branded products are listed below under "Trademarks". Private label products include canned and frozen vegetables, salad dressings, salsa, fruit fillings and toppings, Southern frozen vegetable specialty products, and frozen breaded and battered products which are sold to customers such as Albertson's, Fleming, Western Family, Wal-Mart/Sam's, Safeway, SuperValu, BJ's, Wegmans, and Winn-Dixie. Food service/industrial products include salad dressings, fruit fillings and toppings, canned and frozen vegetables, frozen Southern specialties, frozen breaded and battered products, and canned and frozen fruit, which are sold to customers such as US Food Service, Gordon Food Service, PYA Monarch, Kraft Foods, ConAgra Foods, Food Service of America, MBM Corporation, and SYSCO.

                  Financial Information About Industry Segments

Prior to August 19, 2002, Pro-Fac consolidated its operating result with Birds Eye Foods. In the fourth quarter of fiscal 2003, after Pro-Fac no longer consolidated its operations with Birds Eye Foods, Birds Eye Foods changed its product segments to conform to new internal management reporting used to monitor and manage financial performance. Prior to that change, Birds Eye Foods described its business as having four primary product lines: vegetables, fruits, snacks and canned meals. Because Birds Eye Foods' change was motivated for internal management reporting purposes and because Pro-Fac no longer consolidates its operating results with Birds Eye Foods, Pro-Fac has not restated the segment information to reflect Birds Eye Foods' change. The following discussion of Pro-Fac's business with Birds Eye Foods prior to August 19, 2002 is based on the four product lines. "Note 12. Operating Segments" under "Notes to Consolidate Financial Statements" in Part II, Item 8 of this Report, provides information based on Birds Eye Foods historical segment information, including revenues, income(loss) and total assets.

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

Fruits: The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. Birds Eye Foods is a major supplier of branded and private label fruit fillings to retailers and food service institutions such as restaurants, caterers, bakeries, and schools.

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

Other: Birds Eye Foods' other product line primarily represents salad dressings. Branded products within this category include Bernstein's and Nalley.

                           Packaging and Distribution

The food products produced by Birds Eye Foods are distributed to various consumer markets in all 50 states. International sales account for a small portion of Birds Eye Foods' activities. Vegetables, fruits and canned meals are primarily sold through food brokers who sell primarily to supermarket chains and various institutional entities. Snack products are primarily marketed through distributors (some of which are owned and operated by Birds Eye Foods) who sell directly to retail outlets in the Midwest, Mid-Atlantic and Pacific Northwest. Customer brand operations encompass the sale of products under private labels to chain stores and under the controlled labels of buying groups. Birds Eye Foods has developed central storage and distribution facilities that permit multi-item single shipment to customers in key marketing areas.

Birds Eye Foods maintains a multiyear logistic agreement with APL Logistics ("APL") under which APL provides freight management, packaging and labeling services, and distribution support to and from production facilities owned by Birds Eye Foods in and around Coloma, Michigan.

Birds Eye Foods also maintains a long-term logistics agreement with Americold Logistics, Inc. ("Americold") under which Americold manages Birds Eye Foods' Montezuma, Georgia frozen food distribution facility and all frozen food transportation operations of Birds Eye Foods in Georgia and New York.

                                   Trademarks

The major brand names under which Birds Eye Foods markets its products are trademarks of Birds Eye Foods. Such brand names are considered to be of material importance to the business of Birds Eye Foods since they have the effect of developing brand identification and maintaining consumer loyalty. There are trademark registrations for substantially all of Birds Eye Foods' trademarks. These trademark registrations are of perpetual duration so long as they are periodically renewed. It is Birds Eye Foods' intent to maintain its trademark registrations. The major brand names utilized by Birds Eye Foods follow:

                                   Brand Name

Birds Eye, Birds Eye Voila!(1), Birds Eye Simply Grillin'(1), Birds Eye Hearty Spoonfuls(1); Freshlike, Chill-Ripe, Greenwood, McKenzie's, McKenzie's Gold King, Southern Farms, Southland, Birds Eye Fresh(1), Freshlike, Comstock, Brooks, Nalley, Wilderness, Tropic Isle, Snyder of Berlin, Tim's Cascade Chips, La Restaurante, Erin's, Husman, Flavor Destinations(1)` Mariner's Cove, Riviera, Bernstein's, Pixie, Globe, Thank You

(1)  Application filed and U.S. federal registration is pending.

                              Raw Material Sources

Of the types of raw products required by Birds Eye Foods and produced by Pro-Fac members, Birds Eye Foods purchased approximately 65 percent from Pro-Fac. Birds Eye Foods purchased the balance of its raw product needs on the open market. For further discussion of Pro-Fac's relationship with Birds Eye Foods see the discussion above under the heading "Description of Business - General Development of Business" in Part I, Item 1 of this Report and "Note 3. Agreements with Birds Eye Foods and AgriFrozen" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

Weather conditions can impact the profitability of all segments of Birds Eye Foods' business. Favorable weather conditions can produce high crop yields and an oversupply situation, while excessive rain or drought conditions can produce low crop yields and a shortage situation.

The utilization of Birds Eye Foods' facilities is directly correlated to the timing of crop harvests and crop yields. Poor weather conditions hurt crop yields and result in uneven crop delivery cycles that increase production costs. In addition, pricing can be impacted by crop size and yields and the overall national supply.

                              Significant Customers

Birds Eye Foods was not dependent upon the business of a single customer or a few customers. Birds Eye Foods did not have any customers to whom sales were made in an amount which equals 10 percent or more of Birds Eye Foods' net sales.

                            MARKET AND INDUSTRY DATA

Unless otherwise stated in this report, industry and market share data used throughout this Report were derived from industry sources believed by the Cooperative to be reliable, including information provided by Information Resources, Inc. Such data was obtained or derived from consultants' reports and industry publications. Consultants' reports and industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. The Cooperative has not independently verified such data and makes no representation to its accuracy.

ITEM 2. PROPERTIES

Pro-Fac does not currently own or lease any real property. Under the Transitional Services Agreement, Birds Eye Foods has agreed to make office space, office equipment and support services available to Pro-Fac for up to five Pro-Fac employees at Birds Eye Foods' facilities located at Linden Oaks, Rochester, New York. Pro-Fac has agreed to reimburse Birds Eye Foods for its incremental and out-of-pocket third-party expenses in connection with Birds Eye Foods' performance for the account of Pro-Fac pursuant to the agreement; provided, that Pro-Fac shall have no reimbursement obligation with respect to services support, office space and office equipment to the extent that they are not in excess of the levels provided on the date of Transitional Services Agreement.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in "NOTE 14. Other Matters - Legal Matters" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report on Form 10-K is incorporated into this Item 3. by reference.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no trading market for the Cooperative's common stock. Only member-growers of the Cooperative can own shares of common stock. As of June 28, 2003, there were 548 members of Pro-Fac holding shares of Pro-Fac common stock. In fiscal 2003 and 2002, dividends on Pro-Fac common stock were paid at a rate of 5 percent. At its January 2003 Board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac determined to suspend the payment of annual dividends on the Cooperative's common stock for an indefinite period of time. In March 2002, the Cooperative amended and restated its Certificate of Incorporation to eliminate its Class B common stock. The Class B common stock had been held by former Pro-Fac members. All shares of Class B common stock were repurchased on July 19, 2001. No dividends were paid on Class B common stock in fiscal 2003 or 2002. Additional information concerning dividends and related stockholder matters may be found in the following sections of this Report: "Selected Financial Data" in Item 6, "Consolidated Statements of Cash Flows", "Consolidated Statements of Changes in Shareholders' and Members Capitalization and Redeemable Stock", "Quarterly Financial Data (Unaudited)" in Item 8 of this Report and in "NOTE 13. "Common Stock and Capitalization" under "Notes to Consolidated Financial Statements" in
Item 8 of this Report.

During fiscal 2003, the Cooperative issued shares of its Class A cumulative preferred stock in exchange for shares of its non-cumulative preferred stock, on a share-for-share basis. Such exchanges are exempt from registration under section 3(a)(9) of the Securities Act of 1933. The dates and amounts of the exchanges are set forth below:

      Date         Number of Shares   Value of Shares
----------------   ----------------   ---------------
January 10, 2003          390            $ 9,750

April 18, 2003            129              3,225
                          ---            -------

   Total                  519            $12,975
                          ===            =======

Pro-Fac was a guarantor under the Harris Credit Facility, which restricted the amount of dividends and other distributions that could be made by Pro-Fac to its stockholders during fiscal 2002. Pro-Fac is a guarantor under Birds Eye Foods' Senior Subordinated Notes - 11 7/8 percent (due 2008), which also restricts the amount of dividends and other payments to be made by Pro-Fac to its stockholders. See also the information under the heading "Liquidity and Capital Resources" in Part II, Item 7 of this Report.

In addition, New York Cooperative Law restricts the amount of annual dividends that Pro-Fac may pay on its shares of common stock to 12 percent per annum.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Capital Stock Data)

                                                                                     Fiscal Year Ended June
                                                                ------------------------------------------------------------
                                                                  2003        2002        2001(a)       2000        1999(b)
                                                                --------   ----------   ----------   ----------   ----------
Consolidated Summary of Operations:
Net sales                                                       $103,726   $1,010,540   $1,177,280   $1,159,656   $1,137,418
Cost of sales                                                    (80,644)    (795,297)    (956,182)    (919,029)    (928,262)
                                                                --------   ----------   ----------   ----------   ----------
Gross profit                                                      23,082      215,243      221,098      240,627      209,156
Equity income from Agrilink Holdings LLC                           2,628            0            0            0            0
Gain from Transaction with Birds Eye Foods, Inc. and
   related agreements                                             10,361            0            0            0            0
Commercial market value adjustment                                   568            0            0            0            0
Selling, administrative, and general expense (for
   the period August 19, 2002 to June 28, 2003)                   (1,433)           0            0            0            0
Selling, administrative, and general expenses                    (15,468)    (117,450)    (136,352)    (141,508)    (139,043)
Legal matters and settlement expenses                             (3,720)           0            0            0            0
Income from joint venture                                            277        2,457        1,779        2,418        2,787
Gain from pension curtailment                                          0        2,472            0            0            0
Gains on sales of assets                                               0            0            0        6,635       64,734
Restructuring                                                          0       (2,622)           0            0       (5,000)
Goodwill impairment charge                                             0     (179,025)           0            0            0
                                                                --------   ----------   ----------   ----------   ----------
Operating income/(loss)                                           16,295      (78,925)      86,525      108,172      132,634
Interest income                                                       10            0            0            0            0
Interest expense                                                  (7,762)     (66,420)     (85,073)     (83,511)     (67,420)
Amortization of debt issue costs associated with the
   bridge facility                                                     0            0            0            0       (5,500)
                                                                --------   ----------   ----------   ----------   ----------
Pretax income/(loss) before extraordinary item, dividends,
   and allocation of net proceeds                                  8,543     (145,345)       1,452       24,661       59,714
Tax (provision)/benefit                                              (59)      28,561         (968)      (8,497)     (24,746)
                                                                --------   ----------   ----------   ----------   ----------
Income/(Loss) before extraordinary item, dividends
 and allocation of net proceeds                                    8,484     (116,784)         484       16,164       34,968
Extraordinary item relating to the early extinguishment of
   debt (net of income taxes)                                          0            0            0            0      (18,024)
                                                                --------   ----------   ----------   ----------   ----------
Net income/(loss)                                               $  8,484   $ (116,784)  $      484   $   16,164   $   16,944
                                                                ========   ==========   ==========   ==========   ==========
Allocation of Net Proceeds:
   Net income/(loss)                                            $  8,484   $ (116,784)  $      484   $   16,164   $   16,944
   Dividends on common and preferred stock(c)                     (8,368)      (8,370)      (8,123)      (7,410)      (6,734)
                                                                --------   ----------   ----------   ----------   ----------
   Net (deficit)/proceeds                                            116     (125,154)      (7,639)       8,754       10,210
   Allocation from/(to) earned surplus                              (116)     133,622        7,639       (3,832)     (10,210)
                                                                --------   ----------   ----------   ----------   ----------
   Net proceeds available to members                            $      0   $    8,468   $        0   $    4,922   $        0
                                                                ========   ==========   ==========   ==========   ==========
Allocation of net proceeds available to Class A members:
   Payable to Class A members currently (25% of qualified
   proceeds available to Class A members in fiscal 2002
   and 1998  and 30% in fiscal 2000)                                   0   $    2,117   $        0   $    1,477   $        0
Allocated to Class A members but retained by the Cooperative:
   Qualified retains                                                   0        6,351            0        3,445            0
                                                                --------   ----------   ----------   ----------   ----------
   Net proceeds available to Class A members                    $      0   $    8,468   $        0   $    4,922   $        0
                                                                ========   ==========   ==========   ==========   ==========
   CMV related to Class A members                               $      0   $   71,733   $   69,013   $   69,623   $   62,154
                                                                ========   ==========   ==========   ==========   ==========
   CMV related to Class B members                                    N/A          N/A   $    9,423   $   14,060          N/A
   Total net proceeds allocated to Class A members as a
      percent of CMV(d)                                             0.00%        11.8%        0.00%        7.07%        0.00%
                                                                ========   ==========   ==========   ==========   ==========
   Total net proceeds allocated to Class B members as a
      percent of CMV(e)                                              N/A          N/A         0.00%        0.00%         N/A
                                                                ========   ==========   ==========   ==========   ==========

Balance Sheet Data:
   Working capital (deficit)                                    $   (612)  $  272,042   $  235,334   $  260,481   $  237,331
   Total assets                                                 $ 36,399   $  836,175   $1,069,645   $1,187,266   $1,196,479
   Class A common stock                                         $  9,636   $   10,193   $   11,287   $   10,665   $    9,979
   Class B cumulative redeemable Preferred                      $    122   $      206   $      239   $      237   $      261
   Shareholders' and members' capitalization, redeemable
      stock, and common stock                                   $ 24,344   $   24,505   $  153,315   $  159,843   $  152,111
   Long-term debt and senior subordinated notes (excludes
      current portion)                                          $  1,200   $  623,057   $  631,128   $  679,205   $  702,322
Capital Stock Data
   Cash dividends paid per share:
      Class A Common                                            $    .25   $      .25   $      .25   $      .25   $      .25
      Non-Cumulative Preferred                                  $   1.50   $     1.50   $     1.50   $     1.50   $     1.50
      Class A Cumulative Preferred                              $   1.72   $     1.72   $     1.72   $     1.72   $     1.72
      Class B Cumulative Preferred                              $   1.00   $     1.00   $     1.00   $     1.00   $     1.00
   Average Class A Common stock investment per Class A member   $ 17,584   $   18,072   $   18,688   $   17,037   $   15,471
Number of Class A Common Stock members:                              548          564          604          626          645
Number of Class B Common Stock members(f)                              0            0          153          150            0

(a) See "NOTE 3. Agreements with Birds Eye Foods and AgriFrozen" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report. Information includes the activities of AgriFrozen until February 15, 2001. In addition, fiscal 2001 consists of 53 weeks.

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

(f)  On July 19, 2001, Pro-Fac repurchased all Class B common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section should be read in conjunction with Item 1: Business; Item 6: Selected Financial Data; and Item 8: Financial Statements and Supplementary Data.

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations from fiscal 2001 through fiscal 2003. The consolidated operations during fiscal 2001 through fiscal 2002 included the operations of Pro-Fac's former wholly-owned subsidiaries, Birds Eye Foods and AgriFrozen. For information about the termination of AgriFrozen's operations, see "NOTE 4. Discontinued Operations" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

As a result of the Transaction, Pro-Fac's results of operations for fiscal 2003 are not comparable with those of fiscal 2002. For a discussion of the Transaction see the information under the heading "Description of Business - General Development of Business" in Part I, Item 1 of this Report and "NOTE 1". Description of Business and Summary of Significant Accounting Policies" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

                     CHANGES FROM FISCAL 2002 TO FISCAL 2003

As stated above, through August 18, 2002, Birds Eye Foods was a wholly owned subsidiary of Pro-Fac. Through August 18, 2002, the results of Pro-Fac were consolidated with Birds Eye Foods. The consolidated financial statements were after elimination of intercompany transactions and balances. The following summarizes the activity of Birds Eye Foods for the period June 30, 2002 through August 18, 2002:

(Dollars in Thousands)

                                                                 June 30, 2002 -
                                                                 August 18, 2002
                                                                 ---------------
Net sales                                                            $103,726
Cost of sales                                                         (80,644)
                                                                     --------
Gross profit                                                           23,082
Selling, administrative, and general expense                          (15,468)
Other income                                                              277
                                                                     --------
Operating income                                                        7,891
Interest expense                                                       (7,747)
                                                                     --------
Pretax income                                                             144
Tax provision                                                             (59)
                                                                     --------
   Net income                                                        $     85
                                                                     ========

As a result of the Transaction, described in "NOTE 1. Description and Summary of Significant Accounting Policies" under "Notes to Consolidated Financial Statements," in Part II, Item 8 of this Report, the results of operations for the approximately forty-five weeks after August 18, 2002 are not comparable with those of fiscal 2002. Accordingly, the following is a discussion of the remaining components included in the results of operations of Pro-Fac for fiscal 2003.

Equity Income from Agrilink Holdings LLC: Subsequent to August 18, 2002, Pro-Fac no longer reports its financial statements on a consolidated basis with Birds Eye Foods and accounts for its investment in Holdings LLC under the equity method of accounting. For fiscal 2003, the Cooperative recognized income, under the equity method, of approximately $2.6 million from Holdings LLC. The application of the equity method is subsequent to Holdings LLC's cumulative preferred return.

Gain from Transaction with Birds Eye Foods, Inc and Related Agreements: On August 19, 2002, the Cooperative contributed to the capital of Holdings LLC all of the shares of Birds Eye Foods' common stock owned by Pro-Fac in exchange for Class B common units of Holdings LLC representing a then 40.72 percent interest. Pro-Fac's investment in Birds Eye Foods prior to the Transaction was approximately $24.9 million. This amount reflects the forgiveness by Birds Eye Foods of approximately $36.5 million which represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand payable. The value of the Cooperative's 40.72 percent common equity ownership in Holdings LLC was estimated at $31.4 million at the date of the Transaction. The Cooperative recognized a gain of approximately $3.8 million from this exchange.

Pro-Fac and Birds Eye Foods also entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1. Pursuant to the Termination Agreement, in fiscal 2003, the Cooperative received $4.0 million from Birds Eye Foods on August 19, 2002, $2.0 million on October 1, 2002, $2.0 million on December 31, 2002 and $2.0 million on April 1, 2003.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage are recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining payments are recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in fiscal 2003, Pro-Fac recognized approximately $5.9 million as additional gain from the receipt of termination payments.

In addition, Pro-Fac and Birds Eye Foods entered into the Transitional Services Agreement described in the "Description of Business -General Development of Business" in Part I, Item 1 of this Report and in NOTE 3. "Agreements with Birds Eye Foods and AgriFrozen" under "Notes to Consolidated Financial Statements in
Part II, Item 8 of this Report." The estimated value of services to be received by Pro-Fac under the agreement, of approximately $1.0 million, has been reflected as additional proceeds from the Transaction. Accordingly in fiscal 2003, Pro-Fac recognized approximately $0.6 million as additional gain from the Transitional Services Agreement.

As a result of the agreements described above, based on the approximate 40.72 percent common equity ownership, the Cooperative recognized a total gain, in fiscal 2003, of approximately $10.4 million.

Commercial market value adjustment: At its January 2003 Board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac determined to deduct 1 percent of the CMV otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction was withheld from the July 2003 CMV payment and it is anticipated that it will be withheld from the July 2004 CMV payments. The Board of Directors of Pro-Fac resolved to review this recommendation annually. The 1 percent deduction for the 2002 growing season resulted in approximately $0.6 million of income for fiscal 2003.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $1.4 million for fiscal 2003. During fiscal 2003, the Cooperative paid approximately $0.4 million to obtain insurance from St. Paul Mercury Insurance Company and Great American Insurance Company, insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative for events occurring prior to August 19, 2002 where claims are submitted prior to August 19, 2008. This insurance has a term expiring on August 19, 2008.

The remaining expenses for fiscal 2003 were for general operating purposes of the Cooperative.

Legal matters and settlement expenses: During the second quarter of fiscal 2003, Pro-Fac recorded a liability of $1,250,000 in anticipation of the settlement of the Blue Line Farms Litigation and the Seifer Trust Litigation. During the fourth quarter of fiscal 2003, Pro-Fac recorded a liability of $832,500 in settlement of a portion of the claims made in the Kenyon Zero Storage Matter relating to a surety bond for which Pro-Fac was the indemnitor. Further, in anticipation of the settlement of the balance of the Kenyon Zero Storage Matter, Pro-Fac recorded a liability of $570,000 in the fourth quarter of fiscal 2003. The Cooperative incurred approximately $1.0 million of associated legal costs during fiscal 2003. See the discussion of Pro-Fac's legal proceedings in "NOTE
14. Other Matters - Legal Matters" under "Notes to Consolidated Financial Statements" in Part II, Item 8. of this Report.

Tax (Provision)/Benefit: On June 11, 2003, the Cooperative received notification from the Internal Revenue Service that effective August 19, 2002 the Cooperative qualified for tax exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions (such as dividends paid on its common and preferred stock).

It is anticipated that the Cooperative will use these special deductions and patronage distributions to reduce the Cooperative's taxable income to zero for periods after August 19, 2002. The fiscal 2003 tax provision related to the period prior to the effective date of the Cooperative's exempt status (June 30, 2002 to August 19, 2002).

For the period June 30, 2002 to August 19, 2002, the Cooperative had a minimal tax provision compared to a $28.6 million tax benefit in fiscal 2002. The fiscal 2002 tax benefit primarily resulted from a $41.5 million benefit associated with the non-cash goodwill impairment charge described below under "Goodwill Impairment Charge" in "Changes from fiscal 2001 to fiscal 2002". A further discussion of Pro-Fac's tax matters is included in "NOTE 10. Taxes on Income" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

                           **************************

                     CHANGES FROM FISCAL 2001 TO FISCAL 2002

Prior to August 19, 2002, Birds Eye Foods described its business as having four primary product lines: vegetables, fruits, snacks and canned meals. The following discussion of changes in Pro-Fac's financial condition and results of operations between fiscal 2001 and fiscal 2002, is based on Birds Eye Foods' historical segment information.

The vegetable product line consists of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category include Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consists of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category include Comstock and Wilderness. The snack product line consists of potato chips, popcorn and other corn-based snack items. Branded products within the snack category include Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop, and Flavor Destinations. The canned meal product line includes canned meat products such as chilies, stews, soups, and various other ready-to-eat prepared meals. Branded products within the canned meal category include Nalley. The other product line primarily represents salad dressings. Brand products within this category include Bernstein's and Nalley. The majority of each of the product lines' net sales is within the United States.

The following tables illustrate the Cooperative's consolidated results of operations by product line for the fiscal years ended June 29, 2002 and June 30, 2001 and the Cooperative's consolidated total assets by product line at June 29, 2002 and June 30, 2001.

Net Sales
(Dollars in Millions)

                                                   As of Fiscal Years Ended
                                               ---------------------------------
                                                   June 29,          June 30,
                                                     2002              2001
                                               ---------------   ---------------
                                                         % of              % of
                                                  $      Total      $      Total
                                               -------   -----   -------   -----
Vegetables                                       727.9    72.0     839.4    71.3
Fruits                                           111.4    11.0     117.7     9.9
Snacks                                            88.1     8.7      89.4     7.6
Canned meals                                      46.0     4.6      51.6     4.4
Other                                             37.1     3.7      43.3     3.7
                                               -------   -----   -------   -----
   Continuing segments                         1,010.5   100.0   1,141.4    96.9
Businesses sold or closed(1)                       0.0     0.0      35.9     3.1
                                               -------   -----   -------   -----
      Total                                    1,010.5   100.0   1,177.3   100.0
                                               =======   =====   =======   =====

(1) Includes net sales of operations sold or no longer part of the Cooperative. For additional information about discontinued operations see "NOTE 4. Discontinued Operations" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

Operating Income(1)
(Dollars in Millions)

                                                      As of Fiscal Years Ended
                                                   -----------------------------
                                                      June 29,        June 30,
                                                        2002            2001
                                                   --------------   ------------
                                                            % of           % of
                                                      $     Total    $     Total
                                                   ------   -----   ----   -----
Vegetables                                           67.2    67.0   54.7    63.3
Fruits                                               17.8    17.7   12.4    14.3
Snacks                                                6.6     6.6    5.6     6.5
Canned meals                                          5.2     5.2    6.6     7.6
Other                                                 3.5     3.5    1.9     2.2
                                                   ------   -----   ----   -----
   Continuing segments                              100.3   100.0   81.2    93.9
Businesses sold or closed(2)                          0.0     0.0    5.3     6.1
                                                   ------   -----   ----   -----
      Total(3)                                      100.3   100.0   86.5   100.0
                                                            =====          =====
      Gain from pension curtailment                   2.4            0.0
      Restructuring expense                          (2.6)           0.0
      Goodwill impairment charge                   (179.0)           0.0
                                                   ------           ----
         Total operating income (loss)              (78.9)          86.5
                                                   ======           ====

(1) In accordance with Statement of Financial Accounting Standard No. 142 ("SFAS No. 142,") goodwill is no longer amortized. Amortization associated with the change resulting from the implementation of SFAS No. 142 in the vegetables, fruits, snacks, canned meals, and other product lines for fiscal 2001 was $6.9 million, $0.1 million, $0.4 million, $0.7 million, and $0.7 million, respectively. In fiscal 2002, the Cooperative recognized a non-cash goodwill impairment charge of approximately $179.0 million ($137.5 million net of tax). For additional information about the impact of SFAS No. 142, see "NOTE 2. Accounting for Goodwill and Intangible Assets" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

(2) Represents the operating results of operations sold or no longer part of the Cooperative. For additional information about this item, see "NOTE 4. Discontinued Operations" under "Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

(3) Operating income (loss) less interest expense of $66.4 million, and $85.1 million, for the years ended June 29, 2002, and June 30, 2001, respectively, results in pretax income (loss) before dividends and allocation of net proceeds. Management does not allocate interest expense to product lines when evaluating product line performance.

Total Assets
(Dollars in Millions)

                                                     As of Fiscal Years Ended
                                                 -------------------------------
                                                 June 29, 2002    June 30, 2001
                                                 -------------   ---------------
                                                         % of              % of
                                                   $     Total      $      Total
                                                 -----   -----   -------   -----
Vegetables                                       649.2    77.6     848.1    79.3
Fruits                                            74.8     8.9      71.9     6.7
Snacks                                            40.5     4.8      47.0     4.4
Canned Meals                                      25.6     3.1      45.3     4.2
Other                                             42.2     5.1      57.2     5.3
                                                 -----   -----   -------   -----
   Continuing segments                           832.3    99.5   1,069.5    99.9
Businesses sold or closed(1)                       0.0     0.0       0.0     0.0
Assets held for sale                               3.9     0.5       0.1     0.1
                                                 -----   -----   -------   -----
   Total                                         836.2   100.0   1,069.6   100.0
                                                 =====   =====   =======   =====

(1) Includes the assets of operations sold or no longer part of the Cooperative. For additional information about this item, see "Note 4. Discontinued Operations" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

During fiscal 2002, net sales from continuing segments declined $130.9 million or 11.5 percent. Approximately $47.3 million of the net sales decrease was attributable to one-time events in fiscal 2001, including $21.1 million of net sales associated with the termination of a Midwest co-pack canned vegetable contract which was discontinued and $26.2 million of net sales associated with the sales of inventory purchased from CoBank, the secured lender to PF Acquisition II, Inc. ("the Northwest Inventory Purchase"). PF Acquisition II, Inc., which conducted business under the name "AgriFrozen Foods," was a subsidiary in which Pro-Fac had a controlling interest until February 15, 2001. In addition, during fiscal 2002, Birds Eye Foods completed a review of its non-branded vegetable customers, choosing to exit several unprofitable or low margin relationships. As a result of these decisions, net sales on non-branded vegetables declined in fiscal 2002 approximately $25.0 million.

Adjusting for the three factors discussed above, fiscal 2002 net sales declined $58.6 million or 5.1 percent from fiscal 2001. Approximately $35.4 million of this decline occurred within branded frozen vegetables. Category declines within the home meal replacement segment resulted in a reduction in sales within Birds Eye Foods' Birds Eye Voila! product line of approximately $20.3 million, while the core Birds Eye product lines experienced a modest decline of $3.1 million. For the 52-week period ending June 23, 2002, however, Birds Eye Foods maintained overall frozen vegetable market share of approximately 31.8 percent, consistent with a market share of 31.9 percent in the prior year. Birds Eye Foods' overall market share includes branded retail unit sales, as reported by Information Resources, Inc. ("IRI"), and Birds Eye Foods' management estimate of private label share based upon factory shipments. The frozen vegetable database as reported by IRI was restated by IRI during fiscal 2002 to more accurately depict the overall segment. This restatement has not materially effected the category or share information; however, it has required a restatement of prior year market information).

Comparability of fiscal 2002 operating income is difficult as fiscal 2002 was significantly impacted by several events, including:

(a) Birds Eye Foods' decision to freeze benefits under its Master Salaried Retirement Plan and the resulting $2.4 million curtailment gain associated with this decision. This action was also part of an ongoing effort to reduce costs;

(b) restructuring activities and the related charge associated with a 7 percent reduction in Birds Eye Foods' national workforce. These restructuring efforts were part of an ongoing effort to achieve low-cost operations and included both salaried and hourly positions;

(c) the recognition of a non-cash goodwill impairment charge under SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement requires that goodwill not be amortized, but instead be tested at least annually for impairment. For additional information about the impact of SFAS No. 142, see "NOTE 2. Accounting for Goodwill and Intangible Assets" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

Comparability of net income is, therefore, difficult. Accordingly, management believes, to fully evaluate results, an evaluation of operating income from continuing segments is more appropriate as it allows the operations of the business to be reviewed in a more comparable manner. Operating income from continuing segments increased $19.1 million or 23.5 percent from the prior year.

The improvement in operating income was the result of significant efforts made throughout the year to improve profitability, including pricing actions, reductions in manufacturing costs, and a reduction in fixed costs. In addition, the improvement in operating income from continuing segments was achieved despite an increase in warehousing costs due to an increase in inventory levels and a one-time expense associated with an arbitrated contract settlement with Dean Pickle and Specialty Products Company ("Dean Pickle"). As part of the June 2000 sale of Birds Eye Foods' pickle business to Dean Pickle, the parties entered into an agreement whereby Birds Eye Foods agreed to contract pack products for a period of two years. Fiscal 2002 was the second and final year of the contract. Birds Eye Foods and Dean Pickle disagreed on how pricing for fiscal 2002 was to be established for that year. The arbitrated settlement required the recording of a $1.7 million charge in the third quarter to resolve all disputes regarding the pricing of product packed during fiscal 2002.

A detailed accounting of the significant reasons for changes in net sales and operating income from continuing segments by product line is outlined below.

Vegetable net sales decreased $111.5 million or 13.3 percent in fiscal 2002. Adjusting for the one time benefits associated with: (a) the Northwest Inventory Purchase, (b) the termination of the Midwest canned vegetable co-pack contract, and (c) the non-branded vegetable customer rationalization discussed above, vegetable net sales decreased $39.2 million or 4.7 percent.

Within the branded business, net sales for the Birds Eye Voila! product line decreased $20.3 million in fiscal 2002 over the prior year primarily as a result of declines in the home meal replacement category. Birds Eye Voila!, however, remains the leading brand with 26.5 percent of the home meal replacement category. (The home meal replacement category as reported by IRI was restated by IRI during fiscal 2002. This restatement has not materially affected the category or share information, however, it has required a restatement of prior year marketing information).

Net sales for Birds Eye branded vegetables declined a modest $3.1 million in fiscal 2002 over the prior year as a result of a decline in the category. Birds Eye unit share, however, as reported by Information Resources, Inc., increased
0.3 points for the 52-week period ended June 23, 2002. For that same time period, the total frozen vegetable category reflected a decline in retail unit sales of 6 percent.

Further, net sales declines of $15.8 million were experienced in Birds Eye Foods' regional branded product lines in fiscal 2002 due to competitive pressures.

Excluding sales associated with the Northwest Inventory Purchase and the termination of the Midwest canned vegetable co-pack contract, non-branded vegetable net sales declined $25.0 million in fiscal 2002. The decline is primarily attributable to eliminating relationships with several low margin customers.

In spite of the net sales declines, vegetable operating income increased $12.5 million or 22.9 percent. This significant positive growth was the result of numerous actions taken throughout the year to improve earnings. These actions included: (a) pricing increases in both the branded and non-branded businesses,
(b) reductions in production costs resulting from workforce reductions, an improved harvest and further manufacturing efficiencies and (c) company wide efforts to reduce spending.

Net sales for the fruit product line decreased $6.3 million or 5.4 percent, while operating income improved by $5.4 million or 43.5 percent. The increase in operating income was driven by improved pricing and decreases in production costs. The decline in net sales is a result of eliminating relationships with several low-margin customers.

Net sales for the snack product line decreased $1.3 million or 1.5 percent from fiscal 2001. An increase in sales in the potato chip businesses were offset by continued declines in the popcorn business. Operating income for the snack product line increased $1.0 million, or 17.9 percent.

Net sales for the canned meal business decreased $5.6 million or 10.9 percent. Operating income for the canned meal business decreased $1.4 million or 21.2 percent. The regions in which the canned meal businesses market their products experienced a very mild winter this year. This mild weather (which tends to cause consumers to purchase less) had a negative impact on the overall prepared chili meal category.

Net sales of the other product line, primarily represented by salad dressings, decreased $6.2 million, or 14.3 percent while operating income increased $1.6 million or 84.2 percent from fiscal 2001. The majority of the net sales decline was associated with the loss of a low margin food service customer. In addition, net sales declined due to competitive activity in the dressing category including the actions of one competitor that has discontinued its entire line. While this action negatively impacted fiscal 2002 sales, it is expected to create distribution opportunities and positively impact salad dressing performance in the future.

Operating Income: Operating income from continuing segments, excluding the approximate $8.8 million in amortization expense not recorded in 2002 due to the adoption of SFAS No. 142 (see "NOTE 2. Accounting for Goodwill and Intangible Assets" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report for further information about the impact of SFAS No. 142) increased from $90.0 million in fiscal 2001 to $100.3 million in fiscal 2002. This represents an increase of $10.3 million or 11.4 percent. Increases in operating income within vegetables, fruits, snacks, and other were $5.6 million, $5.3 million, $0.6 million, and $0.9 million, respectively. Operating income for canned meals declined $2.1 million. Significant variances are highlighted above in the discussion of net sales.

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

Income from Joint Venture: This amount represents earnings received from the investment in Great Lakes Kraut LLC, a joint venture between Birds Eye Foods and Flanagan Brothers, Inc. There were no significant changes in the operations of the joint venture in fiscal 2002 compared to fiscal 2001. For information about changes in Birds Eye Foods' investment in Great Lakes Kraut LLC in fiscal 2003, see "NOTE 6. Investment in Joint Venture" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

Gain from Pension Curtailment: During September 2001, Birds Eye Foods made the decision to freeze benefits provided under its Master Salaried Retirement Plan. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain.

Restructuring: On June 23, 2000, Birds Eye Foods sold its pickle business to Dean Pickle and Specialty Product Company. As part of the Transaction, Birds Eye Foods agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, Birds Eye Foods initiated restructuring activities for approximately 140 employees in that facility located in Tacoma, Washington. The total restructuring charge amounted to approximately $1.1 million and was primarily comprised of employee termination benefits.

In addition, on October 12, 2001, Birds Eye Foods announced a reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions were part of an ongoing focus on low-cost operations, and included both operational and administrative personnel. In conjunction with the reductions, Birds Eye Foods recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. The entire $1.6 million charge was paid as of June 29, 2002.

Goodwill Impairment Charge: In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Effective July 1, 2001, Pro-Fac and Birds Eye Foods adopted SFAS No. 142, which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when the carrying amount of a reporting unit exceeds its implied fair value.

During the fiscal quarter ended June 29, 2002, Pro-Fac and Birds Eye Foods identified certain indicators of possible impairment of their goodwill. The main indicators of impairment included the recent deterioration of general economic conditions, lower valuations resulting from current market declines, modest category declines in segments in which Birds Eye Foods operates, and the completion of the terms of the Transaction. These factors indicated an erosion in the market value of Pro-Fac and Birds Eye Foods since the adoption of SFAS No. 142.

Accordingly, in the fourth quarter of fiscal 2002, Pro-Fac and Birds Eye Foods recorded a one-time, pretax, non-cash charge of approximately $179.0 million to reduce the carrying value of Pro-Fac's goodwill. The tax benefit associated with this non-cash charge was approximately $41.5 million. Accordingly, the net-of-tax charge was approximately $137.5 million. For additional information as to the treatment of goodwill, see "NOTE 2. Accounting for Goodwill and Intangible Assets" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

Interest Expense: Interest expense decreased $18.7 million to $66.4 million in fiscal 2002 from $85.1 million in fiscal 2001. The decrease is the result of a decrease in the weighted average interest rate of 1.78 percent resulting from general interest rate reductions, and lower average outstanding balances during fiscal 2002 of approximately $3.3 million. Interest expense was, however, negatively impacted by a supplemental fee of $1.5 million paid in September of 2001 in conjunction with Birds Eye Foods' previous credit facility with Harris Trust and Savings Bank. In addition, the decrease was due to $5.3 million of interest expense in fiscal 2001 in association with AgriFrozen which was no longer a subsidiary of the Cooperative in fiscal 2002.

Tax (Provision)/Benefit: During fiscal 2002, the Cooperative had a tax benefit of $28.6 million compared to a $1.0 million tax provision in fiscal 2001. The tax benefit primarily resulted from a $41.5 million benefit associated with the non-cash goodwill impairment charge. Further, in fiscal 2002, an additional valuation allowance of $8.6 million was recorded for state net operating losses and credits which negatively impacted the Cooperative's effective tax rate. The Cooperative's effective tax rate is also impacted by net proceeds distributed to members. A further discussion of tax matters is included in "NOTE 10. Taxes on Income" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

                          CRITICAL ACCOUNTING POLICIES

"NOTE 1. Description of Business and Summary of Accounting Policies" under "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Report discusses the significant accounting policies of Pro-Fac. Pro-Fac's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Pro-Fac's management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, Pro-Fac evaluates its estimates.

As a result of the Transaction, Pro-Fac no longer consolidates the results of Birds Eye Foods. After the Transaction, Pro-Fac's estimates affecting the financial statements relate primarily to contingencies. Certain accounting policies deemed critical to Pro-Fac's results of operation or financial position after the Transaction are discussed below.

Pro-Fac markets and sells its members' crops to food processors, including Birds Eye Foods. Under the provisions of Emerging Issues Task Force 99-19, "Reporting Revenue Gross Versus Net as an Agent", subsequent to the Transaction, the Cooperative records activity between Birds Eye Foods, itself and its members on a net basis.

The Cooperative accounts for its ownership interest in Holdings LLC under the equity method of accounting. Accordingly, the portion of payments received as a result of the Transaction related to Pro-Fac's continuing ownership percentage are recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining portion is recorded as a gain.

Prior to the Transaction the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Birds Eye Foods. Estimates and assumptions for Birds Eye Foods included, but were not limited to: inventories, self-insurance programs, and promotional activities, and identifiable intangible assets, long-lived assets, and goodwill.

For fiscal 2002 and fiscal 2001 Birds Eye Foods considered the following the more important critical estimates and assumptions used in the preparation of its financial statements, although not inclusive.

Inventories: Under the FIFO method, the cost of items sold was based upon the cost of the first such items produced. As a result, the last such items produced remained in inventory and the cost of these items are used to reflect ending inventory. Birds Eye Foods priced its inventory at the lower of cost or market value on the first-in, first-out (FIFO) method.

Birds Eye Foods established a reserve for the estimated aged surplus, spoiled or damaged products, and discontinued inventory items and components. The amount of the reserve was determined by analyzing inventory composition, expected usage, historical and projected sales information, and other factors. Changes in sales volume due to unexpected economic or competitive conditions are among the factors that could result in materially different amounts for this item.

Self-insurance Programs: Birds Eye Foods recorded estimates for certain health and welfare and workers' compensation costs that are self-insured programs. Should a greater amount of claims occur compared to what was estimated or costs of medical care increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs could be incurred.

Promotional Activities: Promotional activities were conducted either through the retail trade channel or directly with consumers and involve in-store displays; feature price discounts on our products; consumer coupons; and similar activities. The costs of these activities are generally recognized at the time the related revenue was recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore required management's judgment regarding the volume of promotional offers that would be redeemed by either the retail trade channel or consumer. These estimates were made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally insignificant and were recognized as a change in management estimate in a subsequent period. However, the likelihood exists of materially different reported results if different assumptions or conditions were to prevail.

Identifiable Intangible Assets, Long-Lived Assets, and Goodwill: Birds Eye Foods assessed the carrying value of its identifiable intangible assets, long-lived assets, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: significant under performance relative to historical or projected future operating results; significant changes in the manner of Birds Eye Foods' use of the underlying assets; and significant adverse industry or market trends. In the event that the carrying value of assets are determined to be unrecoverable, Birds Eye Foods would record an adjustment to the respective carrying value. For additional information about the treatment of goodwill and intangible assets, see "Note 2. Accounting for Goodwill and Intangible Assets" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

                         LIQUIDITY AND CAPITAL RESOURCES

As discussed under "General Development of Business " in Part I, Item 1 of this Report, as a result of the Transaction, Pro-Fac no longer consolidates the assets and liabilities of Birds Eye Foods in its financial statements. Pro-Fac's balance sheet does, however, reflect Pro-Fac's interest in Holdings LLC, which, as described in "NOTE 1. Description of Business and Summary of Significant Accounting Policies" and "NOTE 2. Accounting for Goodwill and Intangible Assets" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report, is accounted for under the equity method.

From and after August 19, 2002 and through and including August 19, 2007, Pro-Fac's primary source of cash is presently expected to be the $10.0 million annual payments due to it from Birds Eye Foods pursuant to the Termination Agreement, the last installment payment of $2.0 million pursuant to that agreement being payable on April, 1, 2007, and the commercial market value or "CMV" payments made to it by Birds Eye Foods for crops pursuant to the Amended and Restated Marketing and Facilitation Agreement. The Termination Agreement and the Amended and Restated Marketing and Facilitation Agreement are described in greater detail in the "Description of Business - General Development of Business" section of this Report. Although Pro-Fac's business strategy is to expand its sources of cash through expanding the types of products and/or services it offers, the actual amount of cash that may be generated from Pro-Fac's expanded operations will depend on how successful Pro-Fac is in implementing its business strategy, including controlling any associated costs.

Subsequent to August 19, 2007 and prior to any sale (or dissolution) of Holdings LLC, Pro-Fac's primary source of cash is expected to be the annual distributions, if any, from Holdings LLC pursuant to the Limited Liability Company Agreement. As is described in greater detail in the "Description of Business - General Development of Business" section of this Report, the Limited Liability Company Agreement provides that, subject to any restrictions contained in any financing arrangements of Holdings LLC and/or Birds Eye Foods, after August 19, 2007, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units. Assuming $24.8 million of annual distributions, and further assuming that Pro-Fac's distributable interest is 40.50%, Pro-Fac's annual distributable share would be approximately $10.0 million. The actual amount of annual distributions to Pro-Fac, if any, will depend upon the operating results of Birds Eye Foods for the particular year.

Although CMV payments are a source of cash to Pro-Fac, with the exception of the Board's decision to deduct 1% of CMV otherwise payable to its grower-members for crops delivered in 2003 ($0.6 million) and 2004, Pro-Fac has typically paid 100% of CMV to its member-growers. The Pro-Fac Board of Directors determines annually the amount of CMV that will be paid out to the Pro-Fac member-growers for crops supplied for the immediately preceding growing season after taking into account Pro-Fac's need to establish reserves for its anticipated operating and other expenses.

Any cash generated from expanded products and/or services offerings by Pro-Fac is currently anticipated to be a secondary source of cash.

In addition to the cash payments to Pro-Fac pursuant to the Termination Agreement, the last installment payment under the Termination Agreement - $2.0 million - is payable to Pro-Fac on April 1, 2007, and the possible cash distributions to Pro-Fac pursuant to the Limited Liability Company Agreement, Pro-Fac has available up to $1.0 million per year, until August 19, 2007, under the Credit Agreement with Birds Eye Foods and up to $500,000 under a line of credit from Manufacturers and Traders Trust Company ("M&T Bank").

On March 26, 2003, the Cooperative secured a $500,000 line of credit from M&T Bank (the "M&T Line of Credit"). Principal amounts borrowed under the M&T Line of Credit bear interest at .75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank, as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 90 consecutive days after such repayment. Pro-Fac's obligations under the M&T Line of Credit are secured by a security interest granted to M&T in substantially all of its assets, excluding Pro-Fac's Class B common units owned in Holdings LLC. However, the collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

As of June 28, 2003, there was a balance outstanding of $500,000 under the M&T Line of Credit. The balance was repaid in July of 2003.

Under the Transitional Services Agreement, which is described in greater detail in the "Description of Business - General Development of Business" section of this Report, Birds Eye Foods has agreed to provide Pro-Fac certain administrative and other services until August 19, 2004. After termination of that Agreement, Pro-Fac will need cash to pay for the services currently being provided under that Agreement, including salary, administrative and other expenses.

Net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, is used to pay Pro-Fac's operating expenses as well as to pay dividends on its capital stock and fund repurchases of its common stock. Dividends on Pro-Fac's preferred stock were $7,857,932 and $7,805,572 in fiscal 2003 and 2002, respectively.

A discussion of "Consolidated Statement of Cash Flows" for the year ended June 28, 2003 follows:

Net cash used in operating activities of $29.8 million for fiscal 2003 primarily represents changes in operating assets and liabilities of Birds Eye Foods for the period June 29, 2002 through August 19, 2002, which was the Closing Date of the Transaction. During this time Pro-Fac consolidated its results with Birds Eye Foods.

Net cash provided by investing activities for fiscal 2003 was $1.6 million. Of this amount approximately $5.8 million represents the cash balance transferred to Birds Eye Foods at the date of the transaction with Birds Eye Foods, as well as the receipt by the Cooperative of $10.0 million from Birds Eye Foods under the Termination Agreement. Other amounts reported as cash provided by investing activities relate to the period June 29, 2002 through August 19, 2002 when Pro-Fac consolidated its results with Birds Eye Foods.

Net cash provided by financing activities includes borrowings from Birds Eye Foods ($0.7 million) under the terms of the Credit Agreement and from M&T Bank ($0.5 million) under the M&T Line of Credit, offset by the repurchases of common stock ($0.6 million) and dividends paid ($8.4 million) by the Cooperative during fiscal 2003. Net proceeds from the issuance of short term debt of $22.0 million, payments on long term debt of $0.2 million and cash paid for capital leases of $0.1 million relate to the period June 29, 2002 through August 19, 2002 when Pro-Fac consolidated its results with Birds Eye Foods.

At its January 2003 Board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac determined to suspend the payment of annual dividends on the Cooperative's common stock for an indefinite period of time and to deduct 1 percent of the CMV otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction was taken from the July 2003 ($0.6 million) payments and it is anticipated that it will be withheld from the July 2004 CMV payments. The Board of Directors of Pro-Fac will review this recommendation annually.

Pro-Fac believes that its sources of cash described above will be sufficient to fund its operations and meet its cash requirements for at least the next 12 months. Pro-Fac's ability to fund these requirements will depend on Pro-Fac's future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond Pro-Fac's control.

Pro-Fac guarantees certain obligations of Birds Eye Foods. Set forth below is a schedule of the obligations guaranteed by Pro-Fac.

(Dollars in Millions)

                                              Amounts
Contractual Obligations Guaranteed           Committed    Expiration
----------------------------------           ---------    ----------
Senior Subordinated Notes - 11 7/8 Percent     $200.0    November 2008
Subordinated Promissory Note                     38.0    November 2008

OTHER MATTERS

Guarantees: Pro-Fac was a guarantor of Birds Eye Foods' indebtedness under the Harris Credit Facility. In connection with the Transaction, the Harris Credit Facility was repaid and terminated, and Birds Eye Foods and certain of its subsidiaries entered into the Senior Credit Facility arranged and managed by JPMorgan Chase Bank. Pro-Fac is not a guarantor under the Senior Credit Facility.

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

New Accounting Pronouncements: In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others" ("FIN 45"). FIN 45 requires that a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The Cooperative has applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002 as required by the interpretation. The disclosure and recognition provisions of FIN 45 have been adopted in this report and did not have a material effect on its consolidated financial statements. See NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding FIN 45.

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

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45 and amends certain other existing pronouncements. These changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The statement is generally effective for contracts entered into or modified after, and for hedging relationships designated after, June 30, 2003. The Cooperative does not expect SFAS 149 to have a material effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in the balance sheet. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Cooperative does not expect the provisions of SFAS 150 to have a material impact on its results of operations or consolidated financial statements.

Contractual Obligations
(Dollars in Thousands)

                                                            Payments due by period
                                                        --------------------------------------
                                                        Less than     1-3     3-5    More than
                                                Total     1 year     years   years    5 years
                                               ------   ---------   ------   -----   ---------
Line of credit M & T Bank                      $  500       $0      $  500     $0      $  0
Credit facility with Birds Eye Foods, Inc. *      700        0           0      0       700
Other non-current liabilities                     832        0         832      0         0
                                               ------      ---      ------    ---      ----
   Total                                       $2,032       $0      $1,332     $0      $700
                                               ------      ---      ------    ---      ----

* Amounts borrowed are repayable only upon the sale of Pro-Fac's ownership interest in Holdings, LLC or receipt of a distribution from Holdings, LLC in connection with the sale of liquidation of all or substantially all of the assets of Holdings, LLC or one or more of its subsidiaries.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since the Transaction Pro-Fac does not engage in interest rate speculation. Information concerning Pro-Fac's use of derivative instruments and hedging activities prior to August 19, 2002 can be found in "Note 8. Accounting for Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

    ITEM                                                                                                              Page
    ----                                                                                                              ----
Pro-Fac Cooperative, Inc.
   Management's Responsibility for Financial Statements.............................................................   30
   Reports of Independent Accountants...............................................................................   31,32
   Consolidated Financial Statements:
      Consolidated Statements of Operations, Net Proceeds, and Comprehensive Income for the years
         ended June 28, 2003, June 29, 2002, and June 30, 2001......................................................   33
      Consolidated Balance Sheets as of June 28, 2003 and June 29, 2002.............................................   34
      Consolidated Statements of Cash Flows for the years ended June 28, 2003, June 29, 2002, and June 30, 2001.....   35
      Consolidated Statements of Changes in Shareholders' and Members' Capitalization and Redeemable Stock
         for the years ended June 28, 2003, June 29, 2002, and June 30, 2001........................................   36
      Notes to Consolidated Financial Statements....................................................................   37
      Selected Quarterly Financial Data.............................................................................   58

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the financial statements and related notes which begin on the page following the "Reports of Independent Accountants." These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The Cooperative's accounting systems include internal controls designed to provide reasonable assurance as to the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are monitored through internal and external audit programs.

The financial statements have been audited by Deloitte & Touche LLP for 2003 and PricewaterhouseCoopers LLP for 2002 and 2001, independent accountants, who were responsible for conducting their audits in accordance with auditing standards generally accepted in the United States of America. Their resulting reports are on the following pages.

The Board of Directors exercises its responsibility for these financial statements. The independent accountants of the Cooperative have full and free access to the Board. The audit committee and full Board, separately, periodically meets with the independent accountants, without management present, to discuss accounting, auditing and financial reporting matters.


/s/ Stephen R. Wright
----------------------------------------
    Stephen R. Wright
    General Manager and Secretary
    (Principal Executive Officer,
    Principal Financial Officer, and
    Principal Accounting Officer)
    PRO-FAC COOPERATIVE, INC.

September 26, 2003

                        Report of Independent Accountants

Board of Directors and Stockholders
Pro-Fac Cooperative Inc.
Rochester, New York

We have audited the accompanying balance sheet of Pro-Fac Cooperative, Inc. (the "Cooperative") as of June 28, 2003 and the related statements of operations, net proceeds, and comprehensive income, of cash flows, and of changes in shareholders' and members' capitalization and redeemable stock for the year ended June 28, 2003. Our audit also included the 2003 financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Cooperative's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2003 financial statements present fairly, in all material respects, the financial position of Pro-Fac Cooperative Inc. as of June 28, 2003, and the results of their operations and their cash flows for year ended June 28, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Rochester, New York
August 29, 2003

                        Report of Independent Accountants

To the Shareholders and Board of Directors of Pro-Fac Cooperative, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under 14(a)(1) on page 73 present fairly, in all material respects, the financial position of Pro-Fac Cooperative, Inc. and its subsidiaries at June 29, 2002 and June 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 74 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
Rochester, New York
August 28, 2002

                              FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Consolidated Statements of Operations, Net Proceeds, and Comprehensive Income (Dollars in Thousands)

                                                                                         Fiscal Years Ended
                                                                                ----------------------------------
                                                                                June 28,    June 29,     June 30,
                                                                                  2003        2002         2001
                                                                                --------   ----------   ----------
Net sales                                                                       $103,726   $1,010,540   $1,177,280
Cost of sales                                                                    (80,644)    (795,297)    (956,182)
                                                                                --------   ----------   ----------
Gross profit                                                                      23,082      215,243      221,098
Equity income from Agrilink Holdings LLC                                           2,628            0            0
Gain from Transaction with Birds Eye Foods, Inc. and related agreements           10,361            0            0
Commercial market value adjustment                                                   568            0            0
Selling, administrative, and general expenses (for the period August 19, 2002
   to June 28, 2003)                                                              (1,433)           0            0
Selling, administrative, and general expenses                                    (15,468)    (117,450)    (136,352)
Legal matters and settlement expenses                                             (3,720)           0            0
Income from joint venture                                                            277        2,457        1,779
Gain from pension curtailment                                                          0        2,472            0
Restructuring                                                                          0       (2,622)           0
Goodwill impairment charge                                                             0     (179,025)           0
                                                                                --------   ----------   ----------
Operating income/(loss)                                                           16,295      (78,925)      86,525
Interest income                                                                       10            0            0
Interest expense                                                                  (7,762)     (66,420)     (85,073)
                                                                                --------   ----------   ----------
Pretax income/(loss) before dividends and allocation of net proceeds               8,543     (145,345)       1,452
Tax (provision)/benefit                                                              (59)      28,561         (968)
                                                                                --------   ----------   ----------
Net income/(loss)                                                               $  8,484   $ (116,784)  $      484
                                                                                ========   ==========   ==========

Allocation of Net Proceeds:
   Net income/(loss)                                                               8,484   $ (116,784)  $      484
   Dividends on common and preferred stock                                        (8,368)      (8,370)      (8,123)
                                                                                --------   ----------   ----------
   Net proceeds/(deficit)                                                            116     (125,154)      (7,639)
   Allocation (to)/from earned surplus                                              (116)     133,622        7,639
                                                                                --------   ----------   ----------
   Net proceeds available to members                                            $      0   $    8,468   $        0
                                                                                ========   ==========   ==========

Allocation of net proceeds available to members:
   Payable to members currently                                                 $      0   $    2,117   $        0

   Allocated to members but retained by the Cooperative:
      Qualified retains                                                                0        6,351            0
                                                                                --------   ----------   ----------
      Net proceeds available to members                                         $      0   $    8,468   $        0
                                                                                ========   ==========   ==========

Net income/(loss)                                                               $  8,484   $ (116,784)  $      484
Other comprehensive (loss)/income:
      Unrealized (loss)/gain on hedging activity, net of taxes                         0         (412)         618
      Minimum pension liability                                                        0            0          (48)
                                                                                --------   ----------   ----------
Comprehensive income/(loss)                                                     $  8,484   $ (117,196)  $    1,054
                                                                                ========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)

                                                                                     June 28,   June 29,
                                                                                       2003      2002
                                                                                    ---------   --------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                         $   367     $ 14,686
   Accounts receivable, trade (net of allowances for doubtful accounts
      of $0 and $731, respectively)                                                        0       68,419
   Accounts receivable co-pack activity and other                                          0        7,581
   Account receivable from Birds Eye Foods, Inc.                                       8,504            0
   Current portion of transitional services receivable from Birds Eye Foods, Inc.        525            0
   Inventories, net                                                                        0      294,315
   Current investment in CoBank                                                            0        3,347
   Prepaid manufacturing expense                                                           0       19,168
   Prepaid expenses and other current assets                                              15       18,770
   Current deferred tax asset                                                              0        2,923
                                                                                     -------     --------
      Total current assets                                                             9,411      429,209
Transitional services receivable from Bird Eye Foods, Inc.                                71            0
Investment in Agrilink Holdings LLC                                                   26,873            0
Investment in CoBank                                                                      44        6,294
Investment in and advances to joint venture                                                0       14,091
Property, plant, and equipment, net                                                        0      288,120
Assets held for sale at net realizable value                                               0        3,890
Goodwill                                                                                   0       56,210
Other intangible assets, net                                                               0       11,305
Non-current deferred tax asset                                                             0        4,837
Other assets                                                                               0       22,219
                                                                                     -------     --------
      Total assets                                                                   $36,399     $836,175
                                                                                     =======     ========

            LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
   Current portion of obligations under capital leases                               $     0     $    821
   Current portion of long-term debt                                                       0       14,916
   Accounts payable                                                                    1,058       70,767
   Income taxes payable                                                                    0          879
   Accrued interest                                                                       14        6,255
   Accrued employee compensation                                                           0        8,000
   Other accrued expenses                                                              1,075       40,150
   Dividends payable                                                                       0           35
   Amounts due members                                                                 7,876       15,344
                                                                                      ------     --------
      Total current liabilities                                                       10,023      157,167
Obligations under capital leases                                                           0        2,528
Long-term debt                                                                         1,200      623,057
Other non-current liabilities                                                            832       28,918
                                                                                      ------     --------
      Total liabilities                                                               12,055      811,670
                                                                                      ------     --------
Commitments and contingencies
Class B cumulative redeemable preferred stock, liquidation preference $10 per share, authorized 500,000 shares; issued and outstanding 12,109
     and 20,643 shares, respectively                                                     122          206
Class A common stock, par value $5, authorized 5,000,000 shares

                                                   June 28,     June 29,
                                                     2003         2002
                                                   ---------   ---------
   Shares issued                                   1,927,226   2,038,553
   Shares subscribed                                       0           0
                                                   ---------   ---------
       Total subscribed and issued                 1,927,226   2,038,553
   Less subscriptions receivable in installments           0           0
                                                   ---------   ---------
       Total issued and outstanding                1,927,226   2,038,553                9,636      10,193
                                                   =========   =========

Shareholders' and members' capitalization:
   Retained earnings allocated to members                                              14,404      17,050
   Non-cumulative preferred stock, par value $25, authorized 5,000,000
     shares; issued and outstanding 29,328 and 29,847 shares, respectively                733         746
   Class A cumulative preferred stock, liquidation preference $25 per share;
     authorized 10,000,000 shares; issued and outstanding 4,604,139
       and 4,497,904 shares, respectively                                             115,104     112,448
   Accumulated deficit                                                               (137,388)   (115,771)
   Special membership interests                                                        21,733           0
   Accumulated other comprehensive (loss)/income:
     Unrealized gain on hedging activity                                                    0         206
     Minimum pension liability adjustment                                                   0        (573)
                                                                                    ---------   ---------
       Total shareholders' and members' capitalization                                 14,586      14,106
                                                                                    ---------   ---------
       Total liabilities and capitalization                                         $  36,399   $ 836,175
                                                                                    =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

                                                                                               Fiscal Years Ended
                                                                                         -------------------------------
                                                                                         June 28,    June 29,   June 30,
                                                                                           2003        2002       2001
                                                                                         --------   ---------   --------
Cash Flows from Operating Activities:
   Net income/(loss)                                                                     $  8,484   $(116,784)  $    484
   Estimated cash payments to Class A members                                                   0      (2,117)         0
   Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
      Goodwill impairment charge                                                                0     179,025          0
      Amortization of goodwill and other intangible assets                                    144       1,147      9,860
      Amortization of debt issue costs and amendment costs and discount on
         subordinated promissory note                                                       1,201       5,660      5,217
      Interest-in-kind on subordinated promissory note                                          0       1,308      2,069
      Depreciation                                                                          3,833      30,850     31,911
      Gain from transaction with Birds Eye Foods, Inc. and related agreements             (10,361)          0          0
      Equity income from Agrilink Holdings LLC (for the period August 19, 2002
         to June 28, 2003)                                                                 (2,628)          0
                                                                                                                       0
      Equity in undistributed earnings of joint venture                                      (277)     (1,795)    (1,243)
      Equity in undistributed earnings of CoBank                                                0         (97)       (97)
      Provision for deferred taxes                                                              0     (31,934)     3,358
      Provision for losses on accounts receivable                                               0         557        610
      Change in assets and liabilities, net of effects of business dispositions:
         Accounts receivable                                                                1,818      16,935     11,573
         Inventories and prepaid manufacturing expense                                    (33,170)     22,800    (20,570)
         Income taxes payable/refundable                                                      (75)      1,817      8,931
         Accounts payable and accrued expenses                                             (8,051)    (68,659)    19,196
         Amounts due Class A members                                                        8,649      (2,639)    (3,713)
         Other assets and liabilities                                                         675        (141)    (6,708)
                                                                                         --------   ---------   --------
Net cash (used in)/provided by operating activities                                       (29,758)     35,933     60,878
                                                                                         --------   ---------   --------
Cash Flows from Investing Activities:
   Proceeds from Termination Agreement with Birds Eye Foods, Inc.                          10,000           0          0
   Purchase of property, plant, and equipment                                              (2,187)    (15,026)   (26,170)
   Proceeds from disposals of property, plant, and equipment                                    0         595      5,326
   Proceeds from sales of idle facilities                                                       0           0        494
   Advances (to)/from joint venture                                                        (1,512)      4,016    (10,678)
   Proceeds from investment in CoBank                                                       1,130       5,114      4,259
   Cash at the date of deconsolidation with Bird Eye Foods, Inc.                           (5,818)          0          0
                                                                                         --------   ---------   --------
Net cash provided by/(used in) investing activities                                         1,613      (5,301)   (26,769)
                                                                                         --------   ---------   --------
Cash Flows from Financing Activities:
   Net proceeds  from issuance of short-term debt                                          22,000           0     (3,600)
   Net proceeds from Credit Facility with Birds Eye Foods, Inc.                               700           0          0
   Net proceeds from M&T line of credit                                                       500           0          0
   Payments on long-term debt                                                                (292)    (11,790)   (18,084)
   Payments on capital leases                                                                 (38)       (620)      (449)
   Cash paid for debt amendments                                                                0      (1,694)    (1,730)
   (Repurchase)/issuance of stock, net                                                       (641)     (1,127)       622
   Cash portion of non-qualified conversion                                                     0           0        (83)
   Cash dividends paid                                                                     (8,403)     (8,371)    (8,123)
                                                                                         --------   ---------   --------
Net cash provided by/(used in) financing activities                                        13,826     (23,602)   (31,447)
                                                                                         --------   ---------   --------
Net change in cash and cash equivalents                                                   (14,319)      7,030      2,662
Cash and cash equivalents at beginning of period                                           14,686       7,656      4,994
                                                                                         --------   ---------   --------
Cash and cash equivalents at end of period                                               $    367   $  14,686   $  7,656
                                                                                         ========   =========   ========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
      Interest                                                                           $  2,840   $  62,901   $ 80,301
                                                                                         ========   =========   ========
      Income taxes, net                                                                  $      0   $  (1,250)  $  7,620
                                                                                         ========   =========   ========

Supplemental schedule of non-cash investing and financing activities:
   Conversion of retains to preferred stock                                              $  2,643   $       0   $  5,975
                                                                                         ========   =========   ========
   Net proceeds allocated to members but retained by the Cooperative                     $      0   $   6,351   $      0
                                                                                         ========   =========   ========
   Capital lease obligations incurred                                                    $      0   $   3,185   $    448
                                                                                         ========   =========   ========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Statements of Changes in Shareholders' and Members' Capitalization and Redeemable Stock
(Dollars in Thousands)

                                                                                           Fiscal Years Ended
                                                                                    --------------------------------
                                                                                     June 28,    June 29,   June 30,
                                                                                       2003        2002       2001
                                                                                    ---------   ---------   --------
Retained earnings allocated to members:
Qualified retains:
   Balance at beginning of period                                                   $  17,050   $  10,699   $ 16,591
   Net proceeds allocated to members                                                        0       6,351          0
   Converted to preferred stock                                                        (2,643)          0     (5,892)
   Other                                                                                   (3)          0          0
                                                                                    ---------   ---------   --------
   Balance at end of period                                                         $  14,404   $  17,050   $ 10,699
                                                                                    ---------   ---------   --------

Non-qualified retains:
   Balance at beginning of period                                                   $       0   $       0   $    300
   Distribution of non-qualified retains
      Cash paid                                                                             0           0        (83)
      Converted to preferred stock                                                          0           0       (217)
                                                                                    ---------   ---------   --------
   Balance at end of period                                                                 0           0          0
                                                                                    ---------   ---------   --------
Total retains allocated to members at end of period                                 $  14,404   $  17,050   $ 10,699
                                                                                    ---------   ---------   --------

Non-cumulative preferred stock:
   Balance at beginning of period                                                   $     746   $     808   $    860
   Conversion to cumulative preferred stock                                               (13)        (62)       (52)
                                                                                    ---------   ---------   --------
   Balance at end of period                                                         $     733   $     746   $    808
                                                                                    ---------   ---------   --------

Cumulative preferred stock:
   Balance at beginning of period                                                   $ 112,448   $ 112,386   $106,225
   Converted from non-cumulative preferred stock                                           13          62         52
   Converted from non-qualified retains                                                     0           0        217
   Converted from qualified retains                                                     2,643           0      5,892
                                                                                    ---------   ---------   --------
   Balance at end of period                                                         $ 115,104   $ 112,448   $112,386
                                                                                    ---------   ---------   --------

(Accumulated deficit)/earned surplus:
   Balance at beginning of period                                                   $(115,771)  $  17,851   $ 25,490
   Conversion to special membership interests                                         (21,733)          0          0
   Allocation (from)/to earned surplus                                                    116    (133,622)    (7,639)
                                                                                    ---------   ---------   --------
   Balance at end of period                                                          (137,388)  $(115,771)  $ 17,851
                                                                                    ---------   ---------   --------

Special membership interests:
   Balance at beginning of period                                                   $       0   $       0   $      0
   Conversion from (accumulated deficit)/earned surplus                                21,733           0          0
                                                                                    ---------   ---------   --------
   Balance at end of period                                                         $  21,733   $       0   $      0
                                                                                    =========   =========   ========

Accumulated other comprehensive income:
   Balance at beginning of period                                                   $    (367)  $      45   $   (525)
   Minimum pension liability adjustment                                                     0           0        (48)
   Unrealized (loss)/gain on hedging activity                                               0        (412)       618
   Other comprehensive income at the date of deconsolidation with Birds Eye Foods         367           0          0
                                                                                    ---------   ---------   --------
   Balance at end of period                                                                 0        (367)        45
                                                                                    ---------   ---------   --------
Total shareholders' and members' capitalization                                     $  14,586   $  14,106   $141,789
                                                                                    =========   =========   ========

Redeemable stock:
Class B cumulative preferred stock:
   Balance at beginning of period                                                   $     206   $     239   $    237
   (Repurchased)/issued, net                                                              (84)        (33)         2
                                                                                    ---------   ---------   --------
   Balance at end of period                                                         $     122   $     206   $    239
                                                                                    =========   =========   ========

Common stock:
   Balance at beginning of period                                                   $  10,193   $  11,287   $ 10,665
   (Repurchased)/issued, net                                                             (557)     (1,094)       622
                                                                                    ---------   ---------   --------
   Balance at end of period                                                         $   9,636   $  10,193   $ 11,287
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

                            PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pro-Fac Cooperative, Inc., ("Pro-Fac" or the "Cooperative") is a New York agricultural cooperative which processes and markets crops grown by its members. Birds Eye Foods, Inc. ("Birds Eye Foods"), until August 19, 2002, was a wholly-owned subsidiary of Pro-Fac. Through August 19, 2002, Birds Eye Foods described its business as having four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product line's net sales is within the United States. In addition, all of Birds Eye Foods' operating facilities, excluding one in Mexico, are within the United States.

PF Acquisition II, Inc. (PFII) was a subsidiary in which Pro-Fac had a controlling interest until February 15, 2001. PFII conducted business under the name AgriFrozen Foods, Inc. ("AgriFrozen").

Prior to August 19, 2002, the Cooperative conducted business under the name of "Agrilink Foods". In addition, the boards of directors of Birds Eye Foods and Pro-Fac conducted joint meetings, coordinated their activities, and acted on a consolidated basis. For the fiscal years ended June 28, 2003 and June 29, 2002, substantially all of the crops purchased by Pro-Fac from its members were sold to Birds Eye Foods.

The Transaction: On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac, Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Birds Eye Holdings"):

     o Pro-Fac contributed to the capital of Agrilink Holdings LLC, a Delaware limited liability company ("Holdings LLC"), all of the shares of Birds Eye Foods' common stock owned by Pro-Fac, constituting 100% of the issued and outstanding shares of Birds Eye Foods' capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72% common equity ownership at the closing date; and

     o Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units and Class A common units and warrants, which warrants were immediately exercised to acquire additional Class A common units, representing 56.24% at the closing date of the common equity of Holdings LLC, inclusive of the additional Class A common units issued to Vestar upon exercise of the warrants. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar/Birds Eye Holdings. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

The transactions contemplated in and consummated pursuant to the Unit Purchase Agreement, are referred to herein collectively as the "Transaction." For additional information about the transactions consummated, including resulting agreements, see "NOTE 3. Agreements with Birds Eye Foods and AgriFrozen" under these "Notes to Consolidated Financial Statements".

Immediately following Pro-Fac's contribution of its shares of Birds Eye Foods' common stock to Holdings LLC, Holdings LLC contributed those shares to Birds Eye Holdings Inc. (formerly Agrilink Holdings Inc., "Holdings Inc."), a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC, and Birds Eye Foods became an indirect, wholly-owned subsidiary of Holdings LLC.

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

In addition, as part of the Transaction, certain amounts owed by Pro-Fac to Birds Eye Foods were forgiven. The amounts forgiven were approximately $36.5 million and represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable.

As a result of the Transaction, Pro-Fac no longer reports its financial statements on a consolidated basis with that of Birds Eye Foods. As outlined above, Pro-Fac owns Class B common units of Holdings LLC. Subsequent to the Transaction, Pro-Fac accounts for its investment in Holdings LLC under the equity method of accounting.

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

Fiscal Year: The fiscal year of Pro-Fac ends on the last Saturday in June. Fiscal 2003 and 2002 comprised 52 weeks and fiscal 2001 comprised 53 weeks.

Consolidation: The consolidated financial statements include the Cooperative and, through August 18, 2002, Birds Eye Foods, and until February 15, 2001, AgriFrozen. The financial statements are after elimination of intercompany transactions and balances. Investments in affiliates, owned more than 20 percent but not in excess of 50 percent, are recorded under the equity method of accounting. Subsequent to the Transaction, Pro-Fac uses the equity method to account for its investment in Holdings LLC.

New Accounting Pronouncements: In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others" ("FIN 45"). FIN 45 requires that a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The Cooperative has applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002 as required by the interpretation. The disclosure and recognition provisions of FIN 45 have been adopted in this report and did not have a material effect on its consolidated financial statements. See NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding FIN 45.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45 and amends certain other existing pronouncements. These changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The statement is generally effective for contracts entered into or modified after, and for hedging relationships designated after, June 30, 2003. The Cooperative does not expect SFAS 149 to have a material effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in the balance sheet. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Cooperative does not expect the provisions of SFAS 150 to have a material impact on its consolidated financial statements.

Restructuring: On June 23, 2000, Birds Eye Foods sold its pickle business to Dean Pickle and Specialty Product Company. As part of that transaction, Birds Eye Foods agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, Birds Eye Foods initiated restructuring activities for approximately 140 employees in its facility located in Tacoma, Washington. The total restructuring charge recorded in the first quarter of fiscal 2002 amounted to approximately $1.1 million and was primarily comprised of employee termination benefits.

In addition, on October 12, 2001, Birds Eye Foods announced a reduction of approximately 7 percent of its nationwide workforce, for a total of approximately 300 positions. The reductions were part of an ongoing focus on low-cost operations, and included both operational and administrative personnel. In conjunction with the reductions, Birds Eye Foods recorded a charge against earnings of approximately $1.6 million in the second quarter of fiscal 2002, primarily comprising employee termination benefits. The entire $1.6 million provided was paid as of June 29, 2002.

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of three months or less. There were no such short-term investments at June 28, 2003 and June 29, 2002.

Inventories: Inventories were stated at the lower of cost or market on the first-in, first-out ("FIFO") method. Birds Eye Foods provided inventory reserves for obsolete or slow moving inventory based on changes in consumer demand and other economic conditions. Reserves recorded at June 29, 2002 were $6.9 million. Following the Transaction, Pro-Fac had no inventories.

Prepaid Manufacturing Expense: Allocation of manufacturing overhead to finished goods produced was on the basis of a production period; thus at the end of each period, manufacturing costs incurred by seasonal plants, subsequent to the end of previous pack operations, were deferred and included in the accompanying balance sheet. Such costs were applied to inventory during the next production period and recognized as an element of cost of goods sold.

Investment in Agrilink Holdings, LLC: Subsequent to the Transaction, Pro-Fac accounts for its investment in Holdings, LLC under the equity method of accounting. The application of the equity method is subsequent to Holdings, LLC's cumulative preferred return.

Investment in CoBank: The Cooperative's and Birds Eye Foods' investments in CoBank were required as a condition of previous borrowings. These securities are not physically issued by CoBank, but rather the Cooperative and Birds Eye Foods are notified as to their monetary value. The investment is carried at cost plus the Cooperative's and Birds Eye Foods' share of the undistributed earnings of CoBank (that portion of patronage refunds not distributed currently in cash).

Earnings on the investment in CoBank in fiscal year 2002 and 2001 amounted to $160,500 and $138,000.

Property, Plant, and Equipment and Related Lease Arrangements: Property, plant, and equipment was depreciated over the estimated useful lives of the assets using the straight-line method, half-year convention, over 4 to 35 years.

Lease arrangements were capitalized when such leases convey substantially all of the risks and benefits incidental to ownership. Capital leases were amortized over either the lease term or the life of the related assets, depending upon available purchase options and lease renewal features.

Assets held for sale were separately classified on the balance sheet. The recorded value represents an estimate of net realizable value.

Goodwill: Goodwill includes the cost in excess of the fair value of net tangible assets acquired in purchase transactions. Under the current guidance of SFAS No. 142, goodwill is no longer amortized, but instead tested annually for impairment. For additional information about goodwill and intangible assets, see "NOTE 2. Accounting for Goodwill and Intangible Assets" under these "Notes to Consolidated Financial Statements".

Other Intangible Assets: Other intangible assets included non-competition agreements and a trademark royalty agreement. Other intangible assets were amortized on a straight-line basis over three to sixteen years.

Other Assets: Other assets were primarily comprised of debt issuance costs. Debt issuance costs were amortized over the term of the debt. Amortization expense was approximately $2.8 million in each of fiscal 2002 and 2001.

Derivative Financial Instruments: Derivative financial instruments were utilized by Birds Eye Foods to hedge interest rate risk, commodity price risk, and foreign currency related risk and are not held for trading purposes. For additional information about derivative financial instruments and hedging transactions, see "NOTE 8. Accounting for Derivative Instruments and Hedging Activities" under these "Notes to Consolidated Financial Statements".

Income Taxes: Income taxes are provided on income for financial reporting purposes. On June 11, 2003, the Cooperative received notification from the Internal Revenue Service that effective August 19, 2002 the Cooperative would qualify for tax exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions (such as dividends paid on its common and preferred stock).

It is anticipated that the Cooperative will use these special deductions and patronage distributions to reduce the Cooperative's taxable income to zero for periods after August 19, 2002. The fiscal 2003 tax provision relates to the period prior to the effective date of the exempt status (June 30, 2002 to August 19, 2002).

Prior to August 19, 2002, deferred income taxes, resulting from temporary differences between financial reporting and tax reporting were appropriately classified in the balance sheet.

Pension: Birds Eye Foods had several pension plans and participated in various union pension plans which on a combined basis cover substantially all hourly employees. Charges to income with respect to plans sponsored by Birds Eye Foods are based upon actuarially determined costs. Pension liabilities were funded by periodic payments to the various pension plan trusts. After the Transaction, since August 19, 2002, Pro-Fac does not have any pension plans. For additional information about Birds Eye Foods pension plans and disclosure regarding the curtailment of various pension benefits during fiscal 2002, see "NOTE 11. Pension, Profit Sharing, and Other Employee Benefits" under these "Notes to Consolidated Financial Statements".

Casualty Insurance: Birds Eye Foods was insured for workers compensation and automobile liability through a primarily self-insured program. Birds Eye Foods accrued for the estimated losses from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents was based on an analysis of historical claims data. The accrual for casualty insurance at June 29, 2002 was $2.2 million. After the Transaction, since August 19, 2002, Pro-Fac does not have workers compensation or automobile insurance coverage.

Revenue Recognition: Under the provisions of Emerging Issues Task Force 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," subsequent to the Transaction, the Cooperative records activity between Birds Eye Foods, itself, and its members on a net basis.

Birds Eye Foods recognized revenue on shipments on the date the merchandise was received by the customer and title transfers. Product sales were reported net of applicable cash discounts, and sales allowances and discounts.

Gain from Transaction with Birds Eye Foods, Inc and Related Agreements: On August 19, 2002, the Cooperative contributed to the capital of Holdings LLC all of the shares of Birds Eye Foods' common stock owned by Pro-Fac in exchange for Class B common units of Holdings LLC representing a then 40.72 percent interest. Pro-Fac's investment in Birds Eye Foods prior to the Transaction was approximately $24.9 million. This amount reflects the forgiveness by Birds Eye Foods of approximately $36.5 million which represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand payable. The value of the Cooperative's 40.72 percent common equity ownership in Holdings LLC was estimated at $31.4 million at the closing date of the Transaction. The Cooperative recognized a gain of approximately $3.8 million from this exchange.

Pro-Fac and Birds Eye Foods also entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1. Pursuant to the Termination Agreement, in fiscal 2003, the Cooperative received $4.0 million from Birds Eye Foods on August 19, 2002, $2.0 million on October 1, 2002, $2.0 million on January 1, 2003 and $2.0 million on April 1, 2003.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement represents Pro-Fac's continuing ownership percentage recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining payments are recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in fiscal 2003, Pro-Fac recognized approximately $5.9 million as additional gain from the receipt of the termination payments.

In addition, Pro-Fac and Birds Eye Foods entered into the Transitional Services Agreement described in "NOTE 3. Agreements with Birds Eye Foods and AgriFrozen" under the "Notes to Consolidated Financial Statements." The estimated value of services to be received by Pro-Fac under the agreement, of approximately $1.0 million, has been reflected as additional proceeds from the Transaction. Accordingly in fiscal 2003, Pro-Fac recognized approximately $0.6 million as additional gain from the Transitional Services Agreement.

As a result of the agreements described above, based on the approximate 40.72 percent common equity ownership, the Cooperative recognized a total gain, in fiscal 2003, of approximately $10.4 million.

Shipping and Handling Expense: Shipping and handling expenses were included as a component of cost of sales by Birds Eye Foods.

Advertising: Production costs of commercials and programming were charged to operations in the year first aired. The costs of other advertising promotion and marketing programs were charged in the year incurred. Advertising expense incurred in fiscal year 2002 and 2001 amounted to approximately $18.2 million and $17.5 million, respectively. After the Transaction, since August 19, 2002, Pro-Fac has no advertising expense.

Environmental Expenditures: Environmental expenditures that pertained to current operations were expensed or capitalized by Birds Eye Foods, consistent with Birds Eye Foods' capitalization policy. Expenditures that resulted from the remediation of an existing condition caused by past operations that did not contribute to current or future revenues were expensed. Liabilities were recorded when remedial activities were probable, and the cost could be reasonably estimated.

Income from Joint Venture: Represents earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Birds Eye Foods and Flanagan Brothers, Inc. For information about changes in Birds Eye Foods' investment in Great Lakes Kraut LLC in fiscal 2003, see "NOTE 6. Investment in Joint Venture" under these "Notes to Consolidated Financial Statements

Earnings Per Share Data Omitted: Earnings per share amounts are not presented as earnings are not distributed to members in proportion to their common stock holdings. Earnings (representing those earnings derived from patronage-sourced business) are distributed to members in proportion to the dollar value of deliveries under Pro-Fac contracts rather than based on the number of shares of common stock held.

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

     Long-Term Investments: The carrying value of the investment in CoBank was $44,000 and $9.6 million at June 28, 2003 and June 29, 2002, respectively. As there is no market price for this investment, a reasonable estimate of fair value is not possible.

     Long-Term Debt: The fair value of the long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. For additional information about Long-Term Debt, see "Note 9. Long Term Debt" under these "Notes to Consolidated Financial Statements."

NOTE 2. ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Birds Eye Foods. After the Transaction, since August 19, 2002, Pro-Fac has no goodwill or intangible assets.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and is effective for fiscal years beginning after December 15, 2001. Effective July 1, 2001, Birds Eye Foods adopted SFAS No. 142, which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when the carrying amount of the reporting unit's goodwill exceeds its implied fair value. Birds Eye Foods completed the required impairment evaluation of goodwill and other intangible assets in conjunction with its adoption of SFAS No. 142 which indicated no impairment existed at that time.

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

In the second step, Birds Eye Foods compared its implied fair value of the affected reporting units to its carrying value to measure the amount of the impairment. In the fourth quarter of fiscal 2002, Birds Eye Foods recorded a one-time, pretax, non-cash charge of approximately $179.0 million to reduce the carrying value of its goodwill. The tax benefit associated with this non-cash charge was approximately $41.5 million.

A summary of changes in Birds Eye Foods' goodwill during fiscal 2002 by business segment is outlined as follows:

(Dollars in Thousands)

                             June 30,                                   June 29,
                               2001     Adjustments(1)    Impairments     2002
                             --------   ---------------   -----------   --------
Vegetables                   $187,407       $(1,076)       $(139,984)    $46,347
Fruits                          1,654             0                0       1,654
Snacks                          8,209             0                0       8,209
Canned Meals                   21,069             0          (21,069)          0
Other                          17,972             0          (17,972)          0
                             --------       -------        ---------     -------
Goodwill                     $236,311       $(1,076)       $(179,025)    $56,210
                             ========       =======        =========     =======

(1) In fiscal 2002, certain acquisition related contingencies expired. As a result, goodwill was adjusted.

As outlined in SFAS No. 142, certain intangibles with a finite life are required to continue to be amortized. The following schedule sets forth the major classes of intangible assets held by Birds Eye Foods:

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
                                                                        =======

The aggregate amortization expense associated with intangible assets was approximately $1.1 million for fiscal 2002.

A reconciliation of reported net income for fiscal 2001 adjusted to reflect the adoption of SFAS No. 142 is provided below.

(Dollars in Thousands)

Reported net income                                                       $  484
Addback: goodwill amortization (net of taxes)                              5,140
                                                                          ------
Adjusted net income                                                       $5,624
                                                                          ======

NOTE 3. AGREEMENTS WITH BIRDS EYE FOODS AND AGRIFROZEN

Birds Eye Foods: In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

Termination Agreement: Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the "Marketing and Facilitation Agreement") was terminated and, in consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply.

Historically, Birds Eye Foods paid Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Birds Eye Foods, it may be more or less than the price Birds Eye Foods would pay in the open market in the absence of the Agreement. For the fiscal years ended 2003, 2002, and 2001, the CMV for all crops supplied by Pro-Fac amounted to $56.8 million, $71.7 million, and $69.0 million, respectively. As of June 28, 2003, Birds Eye Foods owed the Cooperative $8.4 million and Pro-Fac owed its members $7.9 million for crops delivered for the 2003 growing season.

Under the Marketing and Facilitation Agreement, in any year in which Birds Eye Foods had earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), Birds Eye Foods paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of Birds Eye Foods (before dividing with Pro-Fac). In years in which Birds Eye Foods had losses on Pro-Fac Products, Birds Eye Foods reduced the CMV it would have otherwise pay to

Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of Birds Eye Foods (before dividing with Pro-Fac). Additional patronage income was paid to Pro-Fac for services provided to Birds Eye Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year. For fiscal years 2002 and 2001, such additional patronage income amounted to $16.8 million and $0.7 million, respectively. Pursuant to the terms of the Transaction, the parties agreed that under the Marketing and Facilitation Agreement, the one-time, non-cash impairment charge would be excluded from the additional patronage income calculation. Accordingly, patronage income in fiscal 2002 was calculated excluding the impairment charge recognized by Birds Eye Foods in the fourth quarter. Under the Marketing and Facilitation Agreement, Pro-Fac was required to reinvest at least 70 percent of the additional patronage income in Birds Eye Foods. Since Pro-Fac's acquisition of Birds Eye in 1994, and prior to August 19, 2002, Pro-Fac has invested an additional $50.8 million.

Transitional Services Agreement: Pro-Fac and Birds Eye Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Birds Eye Foods agreed to provide Pro-Fac certain administrative and other services for a period of 24 months (August 19, 2004) from the Closing Date. Birds Eye Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac. Pursuant to the Transitional Services Agreement, the general manager of Pro-Fac may also be an employee of Birds Eye Foods, in which case he will report to the chief executive officer of Birds Eye Foods with respect to his duties for Birds Eye Foods, and to the Pro-Fac Board of Directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement are employees of Birds Eye Foods and report to the chief executive officer (or other representatives) of Birds Eye Foods. Stephen R. Wright, the General Manager and Secretary of Pro-Fac, is employed by Birds Eye Foods and serves as executive vice president - investor relations of Birds Eye Foods. As an employee of Birds Eye Foods, Mr. Wright's salary is paid by Birds Eye Foods.

Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Birds Eye Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement supersedes and replaces the Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Birds Eye Foods will continue to pay Pro-Fac the CMV of crops supplied by Pro-Fac in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Marketing and Facilitation Agreement. Birds Eye Foods makes payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac meet with Birds Eye Foods management to establish CMV or receivable guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. Unlike the Marketing and Facilitation Agreement, however, the Amended and Restated Marketing and Facilitation Agreement does not permit Birds Eye Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits and it does not require Pro-Fac to reinvest in Birds Eye Foods any part of Pro-Fac's patronage income.

The Amended and Restated Marketing and Facilitation Agreement also provides that Birds Eye Foods will continue to provide to Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, for a period of five years from the Closing Date, Birds Eye Foods will provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Birds Eye Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Birds Eye Foods).

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which Birds Eye Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of Birds Eye Foods' needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages are set based on Birds Eye Food's anticipated raw product needs for the particular crop year. The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20 million over the term of the agreement.

Unless terminated earlier, the Amended and Restated Marketing and Facilitation Agreement will continue in effect until August 19, 2012. Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement prior to August 19, 2012 upon the occurrence of certain events, including in connection with a change in control transaction affecting Birds Eye Foods or Holdings Inc. However, in the event Birds Eye Foods terminates the Amended and Restated Marketing and Facilitation Agreement as a result of a change in control transaction within three years of the Closing Date, Birds Eye Foods must pay to Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, during the first three years after the Closing Date, Birds Eye Foods sells one or more portions of its business, and if the purchaser does not continue to purchase the crops previously purchased by Birds Eye Foods with respect to the transferred business, then such failure will be taken into consideration when determining if Birds Eye Foods is required to make any shortfall payments to Pro-Fac. After such three-year period, Birds Eye Foods may sell portions of its business and the volumes of crop purchases previously made by Birds Eye Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

In addition, as part of the Transaction, $36.5 owed by Pro-Fac to Birds Eye Foods was forgiven, including both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable.

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

Amounts received by Class B members of Pro-Fac from AgriFrozen for the year ended March 24, 2001, for the commercial market value of crops delivered was $5.9 million. In fiscal 2001, AgriFrozen incurred a loss, and in accordance with the agreement, the loss reduced the CMV payable to members.

NOTE 4. DISCONTINUED OPERATIONS

On January 22, 2001, AgriFrozen announced that it was closing its frozen vegetable business facilities in Woodburn, Oregon and Walla Walla and Grandview, Washington. AgriFrozen employed approximately 600 full time employees at its various locations. There were approximately 150 growers who historically supplied crops to AgriFrozen. The closings were due to the decision by AgriFrozen's board not to plant or process crops for the 2001 growing season. The combination of the uncertainty of continued funding of the operations of AgriFrozen by its lender, then current industry trends showing a decline in private label and industrial frozen vegetable sales and pricing, and the highly competitive nature of the food business were the basis for that action.

On February 15, 2001, Pro-Fac abandoned its ownership interest in AgriFrozen. Neither Pro-Fac nor Birds Eye Foods guaranteed the debts of AgriFrozen or otherwise pledged any of their respective properties as security for AgriFrozen's indebtedness. All of AgriFrozen's indebtedness was expressly without recourse to Pro-Fac and Birds Eye Foods.

At the request of AgriFrozen's lenders, Birds Eye Foods submitted a proposal to purchase the inventory of AgriFrozen. The acquisition of the inventory was completed on February 16, 2001. For additional information about this inventory, see "NOTE 5. Inventories" under these "Notes to Consolidated Financial Statements".

NOTE 5. INVENTORIES

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly owned subsidiary, Birds Eye Foods. After the Transaction, since August 19, 2002, Pro-Fac has no inventories.

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
                                                                        ========

On February 16, 2001, Birds Eye Foods purchased the frozen vegetable inventory of AgriFrozen. AgriFrozen's lender sold the inventory to Birds Eye Foods pursuant to a private sale under the Uniform Commercial Code after AgriFrozen voluntarily surrendered the inventory to the lender. The purchase price was $31.6 million of which $10.0 million was paid to the lender on April 1, 2001, and the remaining balance was paid on August 1, 2001. In addition, under a related agreement between Birds Eye Foods and AgriFrozen, Birds Eye Foods funded certain operating costs and expenses of AgriFrozen, primarily in storing and converting the purchased inventory to finished goods, during a transition period which ended on June 30, 2001. Total expenses were estimated to be approximately $8.7 million.

NOTE 6. INVESTMENT IN JOINT VENTURE

On July 1, 1997, Birds Eye Foods and Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, LLC, operated as a New York limited liability company with ownership and earnings divided equally between the two companies. Agrilink Foods provided working capital loans to the Great Lakes Kraut Company, LLC within limitations imposed under debt agreements. The joint venture was accounted for using the equity method of accounting. Summarized financial information of Great Lakes Kraut Company, LLC is as follows:

Condensed Statement of Earnings
(Dollars in Thousands)

                                                              Fiscal Years Ended
                                                             -------------------
                                                             June 29,   June 30,
                                                               2002       2001
                                                             --------   --------
Net sales                                                    $36,324    $32,996
Gross profit                                                 $ 5,008    $ 5,556
Operating income                                             $ 3,465    $ 3,600
Net income                                                   $ 4,914    $ 3,559

Condensed Balance Sheet
(Dollars in Thousands)

                                                                         June 29,
                                                                           2002
                                                                         --------
Current assets                                                           $10,117
Non-current assets                                                       $39,958
Current liabilities                                                      $14,155
Non-current liabilities                                                  $14,665

Birds Eye Foods reached an agreement with Flanagan Brothers to result in a transfer of the operating business of GLK to a newly-formed subsidiary of Flanagan Brothers, effective March 2, 2003. Pro-Fac continues to guarantee certain debt of the new entity (See Note 14. Other Matters of the "Notes to Consolidated Financial Statements.")

NOTE 7. PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly owned subsidiary, Birds Eye Foods.

After the transaction, since August 19, 2002, Pro-Fac has no property, plant and equipment.

The following is a summary of property, plant and equipment and related obligations at June 29, 2002:

(Dollars in Thousands)

                                                  Owned     Leased
                                                  Assets     Assets     Total
                                                ---------   -------   ---------
Land                                            $  12,600   $     0   $  12,600
Land improvements                                   7,624         0       7,624
Buildings                                         107,923       395     108,318
Machinery and equipment                           311,954     4,103     316,057
Construction in progress                           10,221         0      10,221
                                                ---------   -------   ---------
                                                  450,322     4,498     454,820
Less accumulated depreciation                    (165,651)   (1,049)   (166,700)
                                                ---------   -------   ---------
Net                                             $ 284,671   $ 3,449   $ 288,120
                                                =========   =======   =========
Obligations under capital leases(1)                         $ 3,349
Less current portion                                           (821)
                                                            -------
Long-term portion                                           $ 2,528
                                                            =======

(1) Represents the present value of net minimum lease payments calculated at the Cooperative's incremental borrowing rate at the inception of the leases, which ranged from 6.3 percent to 9.8 percent.

Interest capitalized in conjunction with construction amounted to approximately $0.5 million and $0.6 million in fiscal 2002 and 2001, respectively.

Total rent expense related to operating leases (including lease arrangements of less than one year which are not included in the previous table) amounted to $11.9 million and $16.6 million for fiscal years 2002 and 2001, respectively.

NOTE 8. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then "wholly-owned subsidiary, Birds Eye Foods.

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

Birds Eye Foods, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates, certain commodity prices, and interest rates, which may adversely affect its results of operations and financial position.

Foreign Currency: Birds Eye Foods managed its foreign currency related risk primarily through the use of foreign currency forward contracts. The contracts held by Birds Eye Foods were denominated in Mexican pesos.

Commodity Prices: Birds Eye Foods was exposed to commodity price risk related to forecasted purchases of corrugated (unbleached kraftliner) and polyethylene in its manufacturing process. To mitigate this risk, Birds Eye Foods entered into swap agreements designated as cash flow hedges of its forecasted corrugated purchases.

NOTE 9. LONG-TERM DEBT

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Birds Eye Foods. The following is a summary of long-term debt outstanding:

(Dollars in Thousands)

                                                         June 28,     June 29,
                                                           2003         2002
                                                        ----------   ----------
Term Loan Facility                                        $    0      $400,800
Senior Subordinated Notes                                      0       200,015
Subordinated Promissory Note (net of discount)                 0        32,696
Line of credit M&T Bank                                      500             0
Credit facility with Birds Eye Foods, Inc.                   700             0
Other                                                          0         4,462
                                                          ------      --------
Total debt                                                 1,200       637,973
Less current portion                                           0       (14,916)
                                                          ------      --------
Total long-term debt                                      $1,200      $623,057
                                                          ======      ========

In conjunction with the Transaction on August 19, 2002, proceeds received from Vestar, along with the net proceeds from Birds Eye Foods' new credit facility, were utilized to retire all existing indebtedness under the Birds Eye Foods Term Loan Facility.

Credit Agreement: Birds Eye Foods and Pro-Fac have entered into a credit agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10% per annum. Amounts borrowed and interest are required to be paid only upon sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holding LLC or one or more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. As of June 28, 2003, there was an outstanding principal amount of $0.7 million under the Credit Facility.

Line of Credit : On March 26, 2003, the Cooperative secured a $0.5 million line of credit (the "M&T Line of Credit") from Manufacturers and Traders Trust Company ("M&T Bank"). As of June 28, 2003, $0.5 million was outstanding under the Line of Credit. Principal amounts borrowed bear interest at .75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank, as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 90 consecutive days after such repayment. The first required paydown date is July 15, 2004. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. However, the collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

Fair Value: The estimated fair value of Pro-Fac's long-term debt outstanding was approximately $1.2 million at June 28, 2003. The estimated fair value of Birds Eye Foods long-term debt outstanding was approximately $646.3 million at June 29, 2002. The fair value for long-term debt was estimated using either quoted market prices for the same or similar issues or the current rates offered to Pro-Fac or Birds Eye Foods for debt with similar maturities.

NOTE 10. TAXES ON INCOME

On June 11, 2003 the Cooperative received notification from the Internal Revenue Service that effective August 19, 2002 the Cooperative qualified for tax exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or avoid taxation through the use of special deductions (such as dividends paid on its common and preferred stock). It is anticipated that the Cooperative will use these special deductions and patronage distributions to reduce taxable income to zero for periods after August 19, 2002.

Effective on August 19, 2002 the Board of Directors of the Cooperative amended its By-laws to pay patronage distributions on a tax basis. Prior to this amendment the Cooperative's patronage distributions were made on a financial statement basis. The amendment was made to more closely connect the potential patronage distributions to the cash flow of the Cooperative.

Benefit/(provision) for taxes on income for periods before August 19, 2002, the date the Cooperative received tax-exempt status, include the following:

(Dollars in Thousands)

                                                        Fiscal Years Ended
                                                 ------------------------------
                                                 June 28,   June 29,   June 30,
                                                   2003       2002       2001
                                                 --------   --------   --------
Federal -
   Current                                        $(2,331)   $(1,547)   $ 2,563
   Deferred                                         2,253     28,741     (3,013)
                                                  -------    -------    -------
                                                      (78)    27,194       (450)
                                                  -------    -------    -------
State and foreign -
   Current                                           (389)    (1,825)      (173)
   Deferred                                           408      3,192       (345)
                                                  -------    -------    -------
                                                       19      1,367       (518)
                                                  -------    -------    -------
                                                  $   (59)   $28,561    $  (968)
                                                  =======    =======    =======

A reconciliation of the consolidated effective tax rate to the amount computed by applying the federal income tax rate to income before taxes is as follows:

                                                                          Fiscal Years Ended
                                                                    ------------------------------
                                                                    June 28,   June 29,   June 30,
                                                                      2003       2002       2001
                                                                    --------   --------   --------
Statutory federal rate                                                35.0%      35.0%      35.0%
State and foreign income taxes, net of federal income tax effect      (0.2)       1.0      (30.6)
Dividend paid deduction                                              (34.4)       0.0        0.0
Allocation to members                                                  0.0        2.0        0.0
Goodwill and other intangible assets                                   0.0      (17.4)      51.1
Dividend received deduction                                            0.0        0.0       (2.5)
Meals and entertainment                                                0.1       (0.1)      12.3
Other, net                                                             0.2       (0.8)       1.4
                                                                     -----      -----      -----
Effective Tax Rate                                                     0.7%      19.7%      66.7%
                                                                     =====      =====      =====

The consolidated deferred tax (liabilities)/assets consist of the following:

(Dollars in Thousands)

                                                                        June 29,
                                                                          2002
                                                                       ---------
Liabilities:
   Depreciation                                                        $(46,277)
   Prepaid manufacturing expense                                         (7,456)
   Investment in Great Lakes Kraut Company LLC                           (2,585)
   Discount on Subordinated Promissory Notes                             (1,180)
                                                                       --------
      Total deferred tax liabilities                                    (57,498)
                                                                       --------
Assets:
   Inventories                                                           11,919
   Goodwill and other intangibles                                        30,968
   Credits and operating loss carryforwards                              19,211
   Insurance accruals                                                     2,681
   Pension/OPEB accruals                                                 11,053
   Other                                                                  3,966
                                                                       --------
      Total deferred tax assets                                          79,798
                                                                       --------
   Net deferred liabilities                                              22,300
   Valuation allowance                                                  (14,540)
                                                                       --------
      Total                                                            $  7,760
                                                                       ========

Realization of deferred tax assets was dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carryforward period. A valuation allowance was provided because it was more likely than not that some portion of the deferred tax assets would not be realized. In assessing the need for a valuation allowance, management considered the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets would be deductible.

As of June 29, 2002, Birds Eye Foods maintained a valuation allowance in the amount of $14.5 million. This valuation allowance was primarily established for state net operating losses and credits available as of that date. Birds Eye Foods could not assure that realization of these deferred tax assets was more likely than not. These state net operating losses and credits are associated with Birds Eye Foods, hence are not included in the Cooperative's deferred tax accounts post the Transaction date.

NOTE 11. PENSIONS, PROFIT SHARING, AND OTHER EMPLOYEE BENEFITS

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Birds Eye Foods. As of June 29, 2003, the Cooperative had no employees

Pensions: Birds Eye Foods had primarily noncontributory defined-benefit plans covering substantially all hourly employees. The benefits for these plans were based primarily on years of service and employees' pay near retirement. Birds Eye Foods' funding policy was consistent with the funding requirements of Federal law and regulations. Plan assets consisted principally of common stocks, corporate bonds and US government obligations. For purposes of this disclosure, all defined-benefit pension plans have been combined.

In September 2001, Birds Eye Foods made the decision to freeze benefits provided under its Master Salaried Retirement Plan. This plan was amended to freeze benefit accruals effective September 28, 2001. Participants who, on that date, were actively employed and who had attained age 40, completed 5 years of vesting service, and whose sum of age and vesting services was 50 or more, were grandfathered. Grandfathered participants are entitled to continue to earn benefit service in accordance with the provisions of the plan with respect to periods of employment after September 28, 2001 but in no event beyond September 28, 2006. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain for the year ended June 29, 2002.

Birds Eye Foods also participated in several union sponsored pension plans. It was not possible to determine Birds Eye Foods' relative share of the accumulated benefit obligations or net assets for these plans. Contributions to these plans were paid when incurred and billed by the sponsoring union or plan.

The following table sets forth the changes in the plans' projected benefit obligation and plan assets and the plans' funded status and amounts recognized in the Cooperative's financial statements at June 29, 2002.

(Dollars in Thousands)

Change in benefit obligation:
   Benefit obligation at beginning of period                                  $105,017
   Service cost                                                                  4,227
   Interest cost                                                                 7,604
   Plan participants' contributions                                                 78
   Plan amendments                                                                  99
   Curtailment                                                                  (3,962)
   Reversal of deferred compensation reserve                                       200
   Actuarial loss                                                                1,159
   Benefits paid                                                                (8,353)
   Adjustment for prior business combination                                       302
                                                                              --------
      Benefit obligation at end of period                                      106,371
                                                                              --------

Change in plan assets:
   Fair value of plan assets at beginning of period                             95,020
   Actual loss on plan assets                                                     (205)
   Employer contribution                                                           281
   Plan participants' contributions                                                 78
   Benefits paid                                                                (8,353)
   Adjustment for prior business combination                                       245
                                                                              --------
      Fair value of plan assets at end of period                                87,066
                                                                              --------

Plan funded status                                                             (19,305)
   Unrecognized prior service cost                                                 562
   Unrecognized actuarial loss/(gain)                                            1,735
                                                                              --------
      Accrued benefit liability net of additional minimum pension liability   $(17,008)
                                                                              ========

Amounts recognized in the statement of financial position:
   Accrued benefit liability                                                  $(17,581)
   Accumulated other comprehensive income - minimum pension liability              573
                                                                              --------
      Net amount recognized                                                   $(17,008)
                                                                              ========

Weighted-average assumptions:
   Discount rate                                                                   7.4%
   Expected return on plan assets                                                  8.0/9.5%
   Rate of compensation increase                                                   3.8/3.5%

Net periodic benefit cost in fiscal years 2002 and 2001 is comprised of the following:

                                                              Pension Benefits
                                                            -------------------
                                                             Fiscal Years Ended
                                                            -------------------
                                                            June 29,   June 30,
                                                              2002       2001
                                                            --------   --------
Components of net periodic benefit cost:
   Service cost                                              $ 4,227   $  4,907
   Interest cost                                               7,604      7,729
   Expected return on plan assets                             (8,931)   (10,424)
   Amortization of prior service cost                            124        193
   Amortization of gain                                         (609)    (1,810)
                                                             -------   --------
Net periodic benefit cost - Company plans                      2,415        595
Net periodic benefit cost - union plans                          841        819
                                                             -------   --------
Total periodic benefit cost                                    3,256      1,414
Gain from pension curtailment, net                            (2,472)         0
                                                             -------   --------
Total pension cost                                           $   784   $  1,414
                                                             =======   ========

Birds Eye Foods maintained a non-tax qualified Supplemental Executive Retirement Plan ("SERP") which provided additional retirement benefits to two prior executives of Birds Eye Foods who retired prior to November 4, 1994. In December 2000, Birds Eye Foods adopted an additional SERP to provide additional retirements benefits to an executive officer of Birds Eye Foods.

Birds Eye Foods maintained an Excess Benefit Retirement Plan which served to provide employees with the same retirement benefit they would have received from Birds Eye Foods' retirement plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code having been revised in the 1992 Omnibus Budget Reform Act. This plan was amended to freeze benefit accruals effective September 28, 2001. Participants who, on that date, were actively employed and who had attained age 40, completed 5 years of vesting service, and whose sum of age and vesting services was 50 or more, were grandfathered. Grandfathered participants were entitled to continue to earn benefit service in accordance with the provisions of the plan with respect to periods of employment after September 28, 2001 but in no event beyond September 28, 2006.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the six retirement plans with accumulated benefit obligations in excess of plan assets were:

(Dollars in Thousands)

                                 Master Hourly   Master Salaried    Excess Benefit
                                  Pension Plan   Retirement Plan   Retirement Plan
                                 June 29, 2002    June 29, 2002     June 29, 2002
                                 -------------   ---------------   ---------------
Projected benefit obligation        $67,205         $35,246              $884
Accumulated benefit obligation       64,164          33,922               802
Plan assets                          60,492          26,333                 0

                                 Supplemental Executive     Supplemental Executive     Southland Frozen Foods
                                  Retirement Plan No. 1   Retirement Agreement No. 2        Pension Plan
                                      June 29, 2002            June 29, 2002                June 29, 2002
                                 ----------------------   --------------------------   ----------------------
Projected benefit obligation             $1,912                     $802                        $322
Accumulated benefit obligation            1,912                      802                         322
Plan assets                                   0                        0                         241

Postretirement Benefits Other Than Pensions: Birds Eye Foods sponsored benefit plans that provided post-retirement medical and life insurance benefits for certain current and former employees. Generally, other than pensions, Birds Eye Foods did not pay retirees' benefit costs. Various exceptions existed, which evolved from union negotiations, early retirement incentives and existing retiree commitments from acquired companies.

Birds Eye Foods had not prefunded any of its retiree medical or life insurance liabilities. Consequently there were no plan assets held in a trust, and there was no expected long-term rate of return assumption for purposes of determining the annual expense.

The following table sets forth the changes in the plans' projected benefit obligation and plan assets and the plans' funded status and amounts recognized in Birds Eye Foods' financial statements at June 29, 2002.

(Dollars in Thousands)

                                                                  Other Benefits
                                                                  --------------
                                                                     June 29,
                                                                       2002
                                                                     --------
Change in benefit obligation:
   Benefit obligation at beginning of period                         $ 6,333
   Service cost                                                          126
   Interest cost                                                         492
   Plan amendments                                                      (515)
   Actuarial (gain)/loss                                              (2,189)
   Benefits paid                                                        (430)
                                                                     -------
      Benefit obligation at end of period                              3,817
                                                                     -------

Change in plan assets:
   Fair value of assets at beginning of period                             0
   Employer contribution                                                 430
   Benefits paid                                                        (430)
                                                                     -------
      Fair value of assets at end of period                                0
                                                                     -------

Plan funded status:                                                   (3,817)
   Unrecognized prior service cost                                    (1,266)
   Unrecognized actuarial loss                                          (114)
                                                                     -------
      Accrued benefit liability                                       (5,197)
Amounts recognized in the statement of financial position:
   Accrued benefit liability                                         $(5,197)
                                                                     =======

Weighted-average assumptions:
   Discount rate                                                         7.4%
   Expected return on plan assets                                        N/A
   Rate of compensation increase                                         3.8%

                                                                Other Benefits
                                                             -------------------
                                                             June 29,   June 30,
                                                               2002       2001
                                                             --------   --------
Components of net periodic benefit cost:
   Service cost                                                $ 126      $170
   Interest cost                                                 492       429
   Amortization of prior service cost                           (141)        0
   Amortization of loss                                          201        20
                                                               -----      ----
   Net periodic benefit cost                                   $ 678      $619
                                                               =====      ====

Birds Eye Foods 401(k) Plan: Under the Birds Eye Foods 401(k) Plan ("401(k)"), Birds Eye Foods made matching contributions to the plan for the benefit of employees who elected to defer a portion of their salary into the plan. During fiscal 2002 and 2001, the Cooperative allocated approximately $1.3 million and $1.2 million, respectively, in the form of matching contributions to the plan.

In addition, Birds Eye Foods also maintained a Non- Qualified 401(k) Plan in which the Cooperative allocated matching contributions for the benefit of "highly compensated employees" as defined under Section 414(q) of the Internal Revenue Code. Birds Eye Foods allocated $0.3 million each year during fiscal 2002 and 2001 in the form of matching contributions to this plan.

Long-Term Incentive Plan: On June 24, 1996, Birds Eye Foods introduced a long-term incentive program, the Birds Eye Foods Equity Value Plan, which it has amended from time to time. The Equity Value Plan provided performance units to a select group of management. The future value of the performance units was determined by Birds Eye Foods' performance on earnings and debt repayment.

On June 26, 2002, the Cooperative terminated the Equity Value Plan and all benefit payments have been made.

NOTE 12. OPERATING SEGMENTS

After August 18, 2002, Pro-Fac conducts its operations in one industry segment - the marketing and supply of its members' crops, including raw fruits and vegetables.

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Birds Eye Foods.

Prior to August 19, 2002, Birds Eye Foods described its business as having four primary product lines: vegetables, fruits, snacks and canned meals. The following operating segment information is based on Birds Eye Food's historical segment information.

Birds Eye Foods accounted for segments using Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise" (SFAS 131). SFAS No. 131 establishes requirements for reporting information about operating segments and establishes standards for related disclosures about products and services, and geographic areas. SFAS No. 131 also replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of reportable segments. As management made the majority of its operating decisions based upon Birds Eye Foods' significant product lines, Birds Eye Foods elected to utilize significant product lines in determining its operating segments. Birds Eye Foods' four primary operating segments were as follows: vegetables, fruit, snacks, and canned meals.

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

The following table illustrates Birds Eye Foods' operating segment information:

(Dollars in Millions)

                                                                       Fiscal Years Ended
                                                                       -------------------
                                                                       June 29,   June 30,
                                                                         2002       2001
                                                                       --------   --------
Net Sales:
   Vegetables                                                          $  727.9   $  839.4
   Fruits                                                                 111.4      117.7
   Snacks                                                                  88.1       89.4
   Canned Meals                                                            46.0       51.6
   Other                                                                   37.1       43.3
                                                                       --------   --------
      Continuing segments                                               1,010.5    1,141.4
   Businesses sold or closed(1)                                             0.0       35.9
                                                                       --------   --------
         Total                                                         $1,010.5   $1,177.3
                                                                       ========   ========

Operating income:
   Vegetables                                                          $   67.2   $   54.7
   Fruits                                                                  17.8       12.4
   Snacks                                                                   6.6        5.6
   Canned Meals                                                             5.2        6.6
   Other                                                                    3.5        1.9
                                                                       --------   --------
      Continuing segments operating income                                100.3       81.2
   Businesses sold or closed(1)                                             0.0        5.3
                                                                       --------   --------
         Total                                                            100.3       86.5
Gain from pension curtailment                                               2.4        0.0
Restructuring expense                                                      (2.6)       0.0
Goodwill impairment charge                                               (179.0)       0.0
                                                                       --------   --------
Total consolidated operating (loss)/income                                (78.9)      86.5
Interest expense                                                          (66.4)     (85.1)
                                                                       --------   --------
Pretax (loss)/income before dividends and allocation of net proceeds   $ (145.3)  $    1.4
                                                                       ========   ========

Total Assets:
   Vegetables                                                          $  649.2   $  848.1
   Fruits                                                                  74.8       71.9
   Snacks                                                                  40.5       47.0
   Canned Meals                                                            25.6       45.3
   Other                                                                   42.2       57.2
                                                                       --------   --------
      Continuing segments                                                 832.3    1,069.5
   Businesses sold or closed(1)                                             0.0        0.0
   Assets held for sale                                                     3.9        0.1
                                                                       --------   --------
         Total                                                         $  836.2   $1,069.6
                                                                       ========   ========

Depreciation expense:
   Vegetables                                                          $   22.8   $   22.4
   Fruits                                                                   3.9        2.6
   Snacks                                                                   2.2        3.1
   Canned Meals                                                             1.0        0.9
   Other                                                                    1.0        1.7
                                                                       --------   --------
     Continuing segments                                                   30.9       30.7
   Businesses sold or closed(1)                                             0.0        1.2
                                                                       --------   --------
         Total                                                         $   30.9   $   31.9
                                                                       ========   ========

Amortization Expense:
   Vegetables                                                          $    0.9   $    7.8
   Fruits                                                                   0.0        0.1
   Snacks                                                                   0.2        0.6
   Canned meals                                                             0.0        0.7
   Other                                                                    0.0        0.7
                                                                       --------   --------
      Continuing segments                                                   1.1        9.9
   Businesses sold or closed(1)                                             0.0        0.0
                                                                       --------   --------
         Total                                                         $    1.1   $    9.9
                                                                       ========   ========

(Dollars in Millions)

                                                             Fiscal Years Ended
                                                            -------------------
                                                            June 29,   June 30,
                                                              2002       2001
                                                            --------   --------
Capital expenditures:
   Vegetables                                                 $12.6     $ 14.8
   Fruits                                                       1.3        2.7
   Snacks                                                       0.7        4.4
   Canned Meals                                                 0.3        2.5
   Other                                                        0.1        0.7
                                                              -----     ------
      Continuing Segments                                      15.0       25.1
   Businesses sold or closed(1)                                 0.0        1.1
                                                              -----     ------
         Total                                                $15.0     $ 26.2
                                                              =====     ======

(1) Includes activities of businesses sold or no longer part of the Cooperative. For additional information about discontinued operations, see "NOTE 4. Discontinued Operations" under these "Notes to Consolidated Financial Statements."

NOTE 13. COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative's shares authorized, issued, and outstanding at June 28, 2003 and June 29, 2002.

                                                                           Shares Issued and Outstanding
                                                                           -----------------------------
                                                                                 Fiscal Years Ended
                                                      Par       Shares     -----------------------------
                                                     Value    Authorized   June 28, 2003   June 29, 2002
                                                     ------   ----------   -------------   -------------
Common Stock                                         $ 5.00    5,000,000     1,927,226       2,038,553
Non-Cumulative Preferred Stock                       $25.00    5,000,000        29,328          29,847
Class A Cumulative Preferred Stock                   $ 1.00   10,000,000     4,604,139       4,497,904
Class B Cumulative Preferred Stock                   $ 1.00    9,500,000             0               0
Class C Cumulative Preferred Stock                   $ 1.00   10,000,000             0               0
Class D Cumulative Preferred Stock                   $ 1.00   10,000,000             0               0
Class E Cumulative Preferred Stock                   $ 1.00   10,000,000             0               0
Class B, Series I 10% Cumulative Preferred Stock     $ 1.00      500,000        12,109          20,643

Common Stock: The common stock purchased by members is related to the crop delivery of each member. Regardless of the number of shares held, each member has one vote. As of June 28, 2003, there were 548 holders of Pro-Fac common stock. Common stock may be transferred to another grower only with the approval of the Pro-Fac Board of Directors. If a member ceases to be a producer of agricultural products which is marketed through the Cooperative, then it must sell its common stock to another grower that is acceptable to the Cooperative. If no such grower is available to purchase the stock, then the member must sell its common stock to the Cooperative at par value. There is no established public trading market for the common stock of the Cooperative.

In March 2002, the Cooperative amended and restated its certificate of incorporation to eliminate its Class B common stock. The Class B common stock had been held by former Pro-Fac members. At June 30, 2001, the Cooperative had 723,229 shares of Class B common stock issued and outstanding and 153 holders of such shares. On July 19, 2001, Pro-Fac repurchased its Class B Common Stock and special membership interests. These securities were held by the former Agripac, Inc. members who subscribed to become grower/members of Pro-Fac supplying raw product to the AgriFrozen Foods processing facilities. No dividends were paid on Class B common stock in fiscal 2001 or 2002.

In fiscal 2003, 2002 and 2001, cash dividends on common stock (Class A) were paid at a rate of 5.0 percent.

There were no subscriptions outstanding for shares of Pro-Fac common stock at June 28, 2003 and June 29, 2002.

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

On August 23, 1995, the Cooperative commenced an offer to exchange one share of its Class A cumulative preferred stock (liquidation preference $25 per share) for each share of its existing non-cumulative preferred stock (liquidation preference $25 per share). Pro-Fac's Class A cumulative preferred stock is listed under the symbol PFACP on the Nasdaq National Market system. As of June 28, 2003, the number of Class A cumulative preferred stock record holders was 1,814.

The Class B, Series I, 10 percent cumulative preferred stock (the "Class B Stock") was issued to Birds Eye Foods' employees pursuant to an Employee Stock Purchase Plan. Historically, at least once a year, Pro-Fac plans to offer to repurchase at least 5 percent of the outstanding shares of Class B Stock. This Plan was amended on June 26, 2002.

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

Class B, Series I, 10 Percent Cumulative Preferred Stock   $1.00 per share paid annually.

Subsequent to June 28, 2003, the Cooperative declared a cash dividend of $1.50 per share on the Non-cumulative Preferred Stock and $.43 per share on the Class A Cumulative Preferred Stock. These dividends amounted to $2.0 million and were paid in July 2003.

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

When, as and if determined by the Board of Directors, retains convert into shares of Class A cumulative preferred stock. The Board of Directors, however, has tentatively decided that conversion of matured retains into Class A cumulative preferred stock, will not be considered by the Board of Directors as a possible treatment of the series JJ retains issued for fiscal year 2002 and any retains issued thereafter. This decision will not impact retains issued for years prior to fiscal 2002.

Earned Surplus: (Accumulated deficit)/earned surplus consists of accumulated (losses)/income after distribution of earnings allocated to members, dividends and after state and federal income taxes. Earned surplus is reinvested in the business in the same fashion as retains.

Special Membership Interests: In conjunction with the Transaction, the Pro-Fac Board of Directors determined that it was in the best interests of Pro-Fac and its members to make certain changes to the Cooperative's Certificate of Incorporation and Bylaws. Included in these changes was the creation of Pro-Fac special membership interests.

The special membership interests were allocated to the then current and former members of Pro-Fac who had made patronage deliveries to or on behalf of Pro-Fac in the six fiscal years ended June 29, 2002, in proportion to the patronage deliveries made by those members in each case during that six fiscal year period. The aggregate amount of special membership interest allocated is equal to Pro-Fac's earned surplus as of June 29, 2002, calculated in a manner consistent with the past custom and practice of Pro-Fac and ignoring only effects of the non-cash impairment charge recorded in the fourth quarter of fiscal 2002. The purpose of the allocation of the special membership interests was to preserve for the then current and former members at the date of the Transaction, the book appreciation in value of their former investment in Birds Eye Foods.

NOTE 14. OTHER MATTERS

Legal Matters: On December 23, 2002, Pro-Fac entered into a settlement agreement with: (a) Blue Line Farms, as the class representative, relating to a lawsuit brought as a class action (the "Blue Line Farms Litigation"), on September 25, 2001 in the circuit court of Multnomah County, Oregon, alleging various claims related to the operation of PF Acquisition II, Inc., a former subsidiary of Pro-Fac that conducted business under the name AgriFrozen Foods ("AgriFrozen") and (b) the plaintiffs in a lawsuit pending in the United States Bankruptcy Court for the District of Oregon, known as the "Seifer Trust Litigation", brought against us, Birds Eye Foods and other named defendants, alleging various claims under Oregon's grower lien statute. The settlement agreement required Pro-Fac to pay $1,250,000, and resulted in a full and final settlement and dismissal of all litigation brought by Blue Line Farms and the plaintiffs in the Seifer Trust Litigation.

In the fourth quarter of fiscal 2003, Pro-Fac recorded a liability of $832,500 relating to the settlement of claims of Kenyon Zero Storage, Inc., the plaintiff in a lawsuit commenced on August 27, 2001, in U.S District Court for the Eastern District of Washington (the "Kenyon Zero Storage Matter"), under a surety bond issued pursuant to a vegetable plant lease. The liability was recorded because Pro-Fac was the indemnitor of the surety bond. Pro-Fac will pay the amount of $832,500 to the surety on or about July 1,

2004. On September 2, 2003, Kenyon Zero Storage, which also alleged that Pro-Fac breached a 20-year lease of a vegetable plant located in Grandview, Washington, between AgriFrozen and the plaintiff, agreed to a settlement of that claim. The parties are expected to enter into a settlement agreement and a stipulation of dismissal to be filed with the court, which will provide for the full and final settlement, dismissal and release of all litigation brought by Kenyon Zero Storage in exchange for a settlement payment of $570,000.

On June 10, 2003, General Electric Capital Corporation voluntarily withdrew its complaint, without prejudice, filed on October 17, 2001 in the supreme court of New York County, New York, against us and Birds Eye Foods relating to an equipment lease entered into between AgriFrozen and the plaintiff's predecessor-in-interest. We did not pay General Electric Capital Corporation in connection with its voluntary withdrawal.

Commitments: Pro-Fac is a guarantor, under an Indenture dated November 18, 1998, between Birds Eye Foods, the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc., as trustee, which Indenture was amended by a First Supplemental Indenture dated July 22, 2002, among Birds Eye Foods, the Guarantors named therein and The Bank of New York (as successor trustee to IBJ Schroder Bank & Trust Company), as trustee, and as further amended by a Second Supplemental Indenture dated March 1, 2003, of Birds Eye Foods' obligations under $200.0 million aggregate principal amount of 11 7/8 percent Senior Subordinated Notes issued by Birds Eye Foods in fiscal 1999. The $200.0 million aggregate principal amount is due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semi-annually in arrears on May 1 and November 1. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the 11 7/8 percent Senior Subordinated Notes, including the payment in full when due of all principal and interest on the 11 7/8 percent Senior Subordinated Notes at maturity or otherwise and, in the event of any extension of time of payment or renewal of any of the 11 7/8 percent Senior Subordinated Notes, that the Notes will be promptly paid in full when due pursuant to the terms of any such extension or renewal. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the 11 7/8 percent Senior Subordinated Notes. As of June 28, 2003, the outstanding loan amount was $200.0 million.

As partial consideration for the acquisition in fiscal 1999 of the frozen and canned vegetable business of Dean Foods Company, Birds Eye Foods issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. The Subordinated Promissory Note is currently owned by GLK, LLC, a New York limited liability company, whose members are Birds Eye Foods and GLK Holdings, Inc. which is a wholly owned subsidiary of Birds Eye Foods. Pro-Fac guarantees Birds Eye Foods' obligations under that Note. Interest on the Subordinated Promissory Note accrues quarterly in arrears, commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Birds Eye Foods satisfied this requirement through the issuance of additional promissory notes. Interest accruing after November 22, 2003 is payable in cash. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the Subordinated Promissory Note, including the payment in full when due of all principal and interest on the Note. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the Note. As of June 28, 2003, the outstanding loan amount subject to the Cooperative's guarantee included principal of $30.0 million and interest of $8.0 million.

Historically, when Pro-Fac has sold assets, it may have retained certain liabilities for known exposures and provided indemnification to the buyer(s) with respect to future claims for certain unknown liabilities existing, or arising from events occurring, prior to the sale date, including liabilities for taxes, legal matters, environmental exposures, labor contingencies, product liability, and other obligations. Pro-Fac may enter into similar arrangements in the future. Agreements to provide indemnifications may vary in duration, generally for two years for certain types of indemnities, to terms for tax indemnifications that are generally aligned to the applicable statute of limitations for the jurisdiction in which the tax is imposed, and to terms for certain liabilities (i.e., warranties of title and environmental liabilities) that typically do not expire. The maximum potential future payments that the Cooperative could be required to make under agreements of indemnification are (or may be) either contractually limited to a specified amount or unlimited. The maximum potential future payments that the Cooperative could be required to make under agreements of indemnification are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses, which are not estimable. Historically, costs incurred to resolve claims related to agreements of indemnification have not been material to the Cooperative's financial position, results of operations or cash flows.

From time to time, in the ordinary course of its business, Pro-Fac has, or may, enter into agreements with its customers, suppliers, service providers and business partners which contain indemnification provisions. Generally, such indemnification provisions require, the Cooperative to indemnify and, holds harmless the indemnified party(ies) and to reimburse the indemnified party(ies) for claims, actions, liabilities, losses and expenses in connection with any personal injuries or property damage resulting from any Pro-Fac products sold or services provided. Additionally, the Cooperative may from time to time agree to indemnify and hold harmless its providers of services from claims, actions, liabilities, losses and expenses relating to their services to Pro-Fac, except to the extent finally determined to have resulted from the fault of the provider of services relating to such services. The level of conduct constituting fault of the service provider will vary from agreement to agreement and may include conduct which is defined in terms of negligence, gross negligence, willful misconduct, omissions or other culpable behavior. The term of these indemnification provisions are generally not limited. The maximum potential future payments that the Cooperative could be required to make under these indemnification provisions are unlimited and are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses to the claims, which are not estimable. Historically, costs incurred to resolve claims related to these indemnification provisions have not been material to the Cooperative's financial position, results of operations or cash flows.

The Cooperative has by-laws, policies, and agreements under which it indemnifies its directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at Pro-Fac's request in such capacities. Pro-Fac indemnifies its officers and directors to the fullest extent allowed by law. The maximum potential amount of future payments that the Cooperative could be required to make under these indemnification provisions is unlimited, but would be affected by all relevant defenses to the claims.

Related party transactions: Substantially all purchases are from member-growers of the Cooperative and substantially all sales of the Cooperative are to its equity investee, Birds Eye Foods.

                            PRO-FAC COOPERATIVE, INC.
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the fiscal years ended June 28, 2003 and June 29, 2002 appears in the following table.

In the opinion of management, all adjustments necessary for a fair presentation of the unaudited quarterly data have been made.

(Dollars in Thousands Except Per Share)

                                                                Quarters
                                          ---------------------------------------------------
Fiscal 2003                                  1          2         3         4      Total Year
                                          --------   -------   -------   -------   ----------
Net sales                                 $103,726   $     0   $     0   $     0    $103,726
Gross profit                              $ 23,082   $     0   $     0   $     0    $ 23,082
Pretax income/(loss) before dividends,
   and allocation of net proceeds         $ 13,974   $ 3,160   $   936   $(1,775)   $ 16,295
Net income/(loss)                         $  5,316   $ 2,487   $ 1,354   $  (673)   $  8,484
Cash dividends declared per share on
   Class A Cumulative Preferred Stock     $   0.43   $  0.43   $  0.43   $  0.43    $   1.72
Market price per share on Class A
   Cumulative Preferred Stock (Nasdaq)
   High                                   $ 15.952   $15.936   $15.845   $17.103    $ 17.103
   Low                                    $ 15.258   $15.674   $15.676   $16.776    $ 15.258

(Dollars in Thousands Except Per Share)

                                                                Quarters
                                          -------------------------------------------------------
Fiscal 2002                                  1           2         3            4      Total Year
                                          --------   --------   --------   ---------   ----------
Net sales                                 $249,232   $294,549   $244,886   $ 221,873   $1,010,540
Gross profit                              $ 45,870   $ 70,663   $ 53,949   $  44,761   $  215,243
Pretax income/(loss) before dividends,
   and allocation of net proceeds         $ (4,512)  $ 22,634   $  7,596   $(171,063)  $ (145,345)
Net (loss)/income                         $ (2,728)  $ 15,306   $  5,433   $(134,795)  $ (116,784)
Cash dividends declared per share on
   Class A Cumulative Preferred Stock     $   0.43   $   0.43   $   0.43   $    0.43   $     1.72
Market price per share on Class A
   Cumulative Preferred Stock (Nasdaq)
   High                                   $ 17.550   $ 17.300   $ 17.000   $  18.000   $   18.000
   Low                                    $ 16.420   $ 15.500   $ 15.650   $  16.700   $   15.500

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Pro-Fac's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Pro-Fac's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, Pro-Fac's Principal Executive Officer and Principal Financial Officer concluded that Pro-Fac's disclosure controls and procedures as of June 28, 2003 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information about the individuals that currently serve as directors and executive officers of Pro-Fac.

                       MANAGEMENT AND DIRECTORS OF PRO-FAC

                                  Date
            Name                of Birth             Positions
-----------------------------   --------   -----------------------------
Bruce R. Fox                      1947     Director and President
Steven D. Koinzan                 1948     Director and Vice President
Tom R. Croner                     1942     Director and Treasurer
Stephen R. Wright                 1947     General Manager and Secretary
Dale W. Burmeister                1940     Director
Peter R. Call                     1956     Director
Glen Lee Chase                    1937     Director
Kenneth A. Dahlstedt              1954     Director
Robert DeBadts                    1957     Director
Kenneth A. Mattingly              1948     Director
Allan W. Overhiser                1960     Director
Paul E. Roe                       1939     Director
Darell Sarff                      1949     Director
James A. Pierson*                 1937     Director
Cornelius D. Harrington, Jr.*     1927     Director
Frank M. Stotz*                   1930     Director

----------
* Members of Pro-Fac's audit committee. Mr. Harrington is the Chairman of the audit committee.

Bruce R. Fox has been a Director of Pro-Fac since 1974. He was Treasurer of Pro-Fac from 1984 until March 27, 1995, when he was elected President. Mr. Fox also serves as a director of Birds Eye Foods; he has served in this capacity since 1994. He has been a member of Pro-Fac since 1974. Mr. Fox is a fruit and vegetable grower (N.J. Fox & Sons, Inc., Shelby, MI).

Steven D. Koinzan has been a Director of Pro-Fac since 1983. He was Secretary of Pro-Fac from March 1993 until March 1995, and Treasurer from March 1995 until 2000, when he was elected Vice President. From 1994 to August 29, 2002, Mr. Koinzan served as a director of Birds Eye Foods. He has been a member of Pro-Fac since 1979. Mr. Koinzan is a popcorn, field corn and soybean farmer (Koinzan Farms; Norden, Nebraska).

Tom R. Croner has been a Director of Pro-Fac since 1985 and a member of Pro-Fac since 1973. He was elected Treasurer of Pro-Fac in August 2002. Mr. Croner is a dairy and potato farmer (T-Rich Inc.; Berlin, Pennsylvania).

Stephen R. Wright has been the General Manager of Pro-Fac since March 1995 and was elected as Secretary in June 1999. Mr. Wright previously served as Assistant General Manager. Mr. Wright also serves as Executive Vice President - Investor Relations of Birds Eye Foods and has served in that capacity since November 6, 1996. He was Secretary of Birds Eye Foods from March 2000 to August 2002. He was Senior Vice President - Procurement of Birds Eye Foods from November 1994 to November 1996 and Vice President - Procurement for Birds Eye Foods from 1990 to November 1994, having served as Director of Commodities and Administration Services for Birds Eye Foods from 1988 to 1990.

Dale W. Burmeister has been a Director of Pro-Fac since 1992 and a member of Pro-Fac since 1974. Mr. Burmeister is a fruit and vegetable grower (Lakeshore Farms, Inc.; Shelby, Michigan).

Peter R. Call was elected a Director of Pro-Fac in February 2000. Mr. Call also serves as a director of Birds Eye Foods; he has served in this capacity since August 29, 2002. Mr. Call is a vegetable and grain farmer (My-T Acres, Inc., Batavia, New York).

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

Paul E. Roe has been a Director of Pro-Fac since 1986 and a member of Pro-Fac since 1961. From 2000 to August 19, 2002, Mr. Roe served as a director of Birds Eye Foods. Mr. Roe is a vegetable, grain and dry bean farmer (Roe Acres, Inc.; Bellona, New York).

Darell Sarff was elected a Director of Pro-Fac in February 1997 and has been a member of Pro-Fac since 1988. Mr. Sarff is a grain and vegetable farmer (Sarff Farms; Chandlerville, Illinois).

James A. Pierson was elected as a Director of Pro-Fac in August 2002. Mr. Pierson retired in 2001 from his position as President and Chief Operating Officer of CoBank. He held various positions at Farm Credit Banks of Springfield, Massachusetts between 1975 and 1994, including President and Chief Executive Officer from 1987 to 1994. He has served as a Director of the Farm Credit System Funding Corporation and the National Council of Farmer Cooperatives.

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

Directorships: Other than Bruce R. Fox and Peter R. Call, each of whom serves as a director of Birds Eye Foods pursuant to the Securityholders Agreement, no person serving as a director of Pro-Fac serves as a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or that is subject to the requirements of Section 15(d) of the Securities Exchange Act of 1934 or that is registered as an investment company under the Investment Company Act of 1940.

Term of Office: Pro-Fac's Board of Directors is currently divided into three classes, with the classes of directors serving for staggered three-year terms that expire in successive years. Except for those directors serving on Pro-Fac's audit committee, one-third of the directors are elected annually by the members. Those directors serving on Pro-Fac's audit committee are appointed by Pro-Fac's directors. Officers of Pro-Fac are elected for one-year terms.

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

Based upon review of the copies of such reports and written representations that no other reports were required, Pro-Fac believes that during the fiscal year ended June 28, 2003, all filing requirements under Section 16(a) applicable to its officers, directors, and greater than 10% beneficial owners were complied with except as follows: due to inadvertent administrative errors, both Mr. Bruce Fox and Mr. Paul Roe each filed one late report on Form 4 reporting a single transaction; Mr. Fox failed to timely file a Form 4 to report a sale of common stock and Mr. Roe failed to timely file a Form 4 to report a purchase of common stock.

Involvement in Certain Legal Proceedings: Mr. Stephen Wright was previously an executive officer of PF Acquisition II, Inc. a former subsidiary of Pro-Fac . On June 27, 2001, PF Acquisition II, Inc. filed a petition under the federal bankruptcy laws.

ITEM 11. EXECUTIVE COMPENSATION

Pro-Fac does not currently have any executive officers who are employed by Pro-Fac.

Prior to August 19, 2002, certain of the executive officers of Birds Eye Foods, including Dennis M. Mullen, Earl L. Powers, Stephen R. Wright and Carl W. Caughran, allocated their time and responsibilities between Pro-Fac and Birds Eye Foods pursuant to the Marketing and Facilitation Agreement. Effective as of August 19, 2002, Messrs. Mullen, Powers and Caughran ceased acting in such dual capacity. Mr. Stephen Wright, however, continued to serve as General Manager and Secretary of Pro-Fac. Mr. Wright renders such services to Pro-Fac pursuant to the Transitional Services Agreement. Dennis M. Mullen, Stephen R. Wright, Earl
L. Powers and Carl W. Caughran are referred to as the "Named Executive
Officers".

The following table sets forth information concerning the compensation paid by Birds Eye Foods to the Named Executive Officers for each of the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001.

Executive Compensation
Summary Compensation Table(1)

                                                                     Annual
                                                                 Compensation(4)         401(k)
                                                               -------------------     Matching
Name and Principal Position                             Year    Salary    Bonus(5)   Contributions
---------------------------                             ----   --------   --------   -------------
Dennis M. Mullen(2)                                     2003   $600,000   $250,000       $9,423
   President and Chief Executive Officer and Director   2002   $600,000   $      0       $8,538
   of Birds Eye Foods, Inc.                             2001   $600,000   $      0       $9,808

Stephen R. Wright(3)                                    2003   $234,000   $ 60,000       $6,962
   General Manager and Secretary                        2002   $225,000   $      0       $6,534
   of Pro-Fac                                           2001   $222,685   $      0       $6,556

Earl L. Powers(2)                                       2003   $315,250   $120,000       $7,491
   Executive Vice President and Chief Financial         2002   $305,250   $      0       $6,105
   Officer of Birds Eye Foods, Inc.                     2001   $305,104   $      0       $4,444

Carl W. Caughran(2)                                     2003   $250,000   $131,350       $6,649
   Executive Vice President - Operations                2002   $240,000   $      0       $6,138
   Birds Eye Foods, Inc.                                2001   $232,050   $      0       $6,880

----------
(1) As is indicated above, Pro-Fac has no executive officers who are employees of Pro-Fac. All compensation described above has been paid to the Named Executive Officers by Birds Eye Foods.

(2)  Effective as of August 19, 2002, Dennis M. Mullen, Earl L. Powers and Carl
     W. Caughran no longer provide services to Pro-Fac.

(3) Stephen Wright remains an employee of Birds Eye Foods and renders services to Pro-Fac pursuant to the Transitional Services Agreement.

(4) In accordance with the rules of the Securities and Exchange Commission, the compensation described in this table does not include group life, health and medical insurance or other benefits received by the Named Executive Officers that are available generally to all salaried employees of Birds Eye Foods, and, except as expressly noted, certain perquisites and other personal benefits, securities or property received by the Named Executive Officers that do not exceed (in the aggregate) the lesser of $50,000 or 10% of any such executive officer's total salary and bonus disclosed in this table.

(5) Pursuant to Birds Eye Food's Management Incentive Plan (the "Incentive Plan"), additional compensation is paid if justified by the activities of the officers and employees eligible under the Management Incentive Plan and by the earnings of Birds Eye Foods.

Directors' Compensation: During fiscal 2003, Pro-Fac Directors were each paid an annual retainer. Messrs. Croner, Burmeister, Call, Chase, Dahlstedt, DeBadts, Mattingly, Overhiser, Roe, and Sarff were paid an annual retainer of $14,500. Mr. Koinzan was paid an annual retainer of $17,000. Mr. Fox, who also served as Chairman of the Board of Directors of Pro-Fac during fiscal 2003, was paid an annual retainer of $28,750. All non-member-grower directors of Pro-Fac, Messrs. Harrington, Pierson and Stotz, received an annual retainer of $28,750 each. Directors are not paid additional compensation for serving on a standing committee of the Board of Directors or for their participation in special assignments in their capacity as directors. All directors receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership, as of June 28, 2003, by (i) each person or entity (including any group) who is known by Pro-Fac to own beneficially more than 5 percent of Pro-Fac's common stock and (ii) each Pro-Fac director, each Named Executive Officer included in the Summary Compensation Table, and all directors and current executive officers as a group, as to each class of equity securities of Pro-Fac.

                                                                       Amount and Nature of    Percent of
             Name                            Title of Class          Beneficial Ownership(a)     Class(b)
-----------------------------------   ----------------------------   -----------------------   ----------
Dale W. Burmeister                    Common                                10,330(c)             0.54%
                                      Class A Cumulative Preferred             657(c)             0.01%
                                      Class A Cumulative Preferred          10,729                0.23%
                                      Class A Cumulative Preferred           1,110(u)             0.02%

Peter R. Call                         Common                                40,536(d)             2.10%
                                      Class A Cumulative Preferred          27,177(d)             0.59%
                                      Class A Cumulative Preferred          14,194(e)             0.31%
                                      Class A Cumulative Preferred           5,361(f)             0.12%
                                      Class A Cumulative Preferred          10,146                0.22%
                                      Class A Cumulative Preferred           1,700(v)             0.04%
                                      Class A Cumulative Preferred             800(w)             0.02%


Glen Lee Chase                        Common                                 9,472(g)             0.49%
                                      Class A Cumulative Preferred           8,500(g)             0.18%

Tom R. Croner                         Common                                 3,776(h)             0.20%
                                      Class A Cumulative Preferred           6,689(i)             0.14%
                                      Class A Cumulative Preferred           1,700(j)             0.04%

Kenneth A. Dahlstedt                  Common                                 7,375                0.38%
                                      Common                                 1,833(m)             0.01%
                                      Class A Cumulative Preferred             330                0.01%
                                      Class A Cumulative Preferred              48(m)             0.00%

Robert DeBadts                        Common                                12,737(k)             0.66%
                                      Class A Cumulative Preferred          12,732(k)             0.27%
                                      Class A Cumulative Preferred             307(l)             0.01%

Bruce R. Fox                          Common                                21,824(n)             1.13%
                                      Common                                   240(p)             0.01%
                                      Class A Cumulative Preferred           9,261(n)             0.20%
                                      Class A Cumulative Preferred           8,583(o)             0.18%
                                      Class A Cumulative Preferred           1,085                0.02%
                                      Class A Cumulative Preferred             955(t)             0.02%

Cornelius D. Harrington, Jr.          None

Steven D. Koinzan                     Common                                10,380                0.54%
                                      Class A Cumulative Preferred           6,159                0.13%

Kenneth A. Mattingly                  Common                                12,141(q)             0.63%
                                      Class A Cumulative Preferred          12,258(q)             0.26%

Allan W. Overhiser                    Common                                 3,066(r)             0.16%
                                      Class A Cumulative Preferred           2,130(r)             0.05%

James A. Pierson                      None

Paul E. Roe                           Common                                22,565(s)             1.17%
                                      Class A Cumulative Preferred           8,283(s)             0.18%

Darell Sarff                          Common                                 2,616                0.14%
                                      Class A Cumulative Preferred           1,995                0.04%

Frank M. Stotz                        None

Dennis M. Mullen

Stephen R. Wright                     Class A Cumulative Preferred           1,140                0.02%

Earl L. Powers

Carl W. Caughran

All directors and current executive
   officers as a group (19)           Common                               158,891                8.25%
                                      Class A Cumulative Preferred         154,029                3.35%
                                      Class B Cumulative Preferred           1,000                4.84%

(a) Certain of the directors named above may have the opportunity, along with the other Pro-Fac members producing a specific crop, to acquire beneficial ownership of additional shares of the common stock of Pro-Fac within a period of approximately 60 days, commencing each year on February 1, if Pro-Fac determines that a permanent change is required in the total quantity of that particular crop.

(b) In the above table, each director who has direct beneficial ownership of common or preferred shares by reason of being the record owner of such shares has sole voting and investment power with respect to such shares, while each director who has direct beneficial ownership of common or preferred shares as a result of owning such shares as a joint tenant has shared voting and investment power regarding such shares. Each director who has indirect beneficial ownership of common or preferred shares resulting from his status as a shareholder or a partner of a corporation or partnership which is the record owner of such shares has sole voting and investment power if he controls such corporation or partnership. If he does not control such corporation or partnership, he has shared voting and investment power. Pro-Fac does not believe that the percentage ownership of any such corporation or partnership by a director is material, since in the aggregate no director beneficially owns in excess of 5 percent of either the common or preferred shares of Pro-Fac. Moreover, Pro-Fac members are only entitled to one vote regardless of the number of shares of common stock owned.

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

(o)  Record ownership by Kathleen Fox

(p)  Record ownership by AEBIG Apple LLC

(q)  Record ownership by M-B Farms, Inc.

(r)  Record ownership by A.W. Overhiser Orchards

(s)  Record ownership by Roe Acres, Inc.

(t)  Record ownership by Bruce Fox IRA

(u)  Record ownership by Judith K. Burmeister

(v)  Record ownership by Julie Call

(w)  Record ownership by Casey Call

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Securityholders Agreement and Limited Liability Company Agreement. Stephen R. Wright, the General Manager and Secretary of Pro-Fac and Vice President of Birds Eye Foods, Pro-Fac and others are parties to the Securityholders Agreement and Limited Liability Company Agreement because of their ownership of common units of Holdings LLC. Both the Securityholders Agreement and the Limited Liability Company Agreement are described in this Report under the heading "Description of Business - General Development of Business" in Part I, Item 1, and such descriptions are incorporated into this Item 13. As indicated previously in this Report, in connection with the Transaction, certain officers of Pro-Fac and Birds Eye Foods, including Mr. Wright, entered into subscription agreements with Holdings LLC to acquire Class C common units and Class D common units of Holdings LLC. As of the date of filing this Report, Mr. Wright owned approximately 553 Class C common units, representing approximately 4.4 percent of the issued and outstanding Class C common units and approximately 379 Class D common units, representing approximately 2.8 percent of the Class D common units of Holdings LLC.

Transitional Services Agreement. Pursuant to the Transitional Services Agreement, which is described in this Report under the heading "Description of Business - General Development of Business" in Part I, Item 1., which description is incorporated into this Item 13, Birds Eye Foods has agreed that during the term of the Transitional Services Agreement, to the extent Pro-Fac's General Manager is an employee of Birds Eye Foods, he will serve as such at the discretion of Pro-Fac's Board of Directors, and he will report to the chief executive officer of Birds Eye Foods, with respect to his duties for Birds Eye Foods, and to the Pro-Fac Board of Directors, with respect to his duties for Pro-Fac. Mr. Wright serves as the General Manager of Pro-Fac pursuant to the Transitional Services Agreement. Mr. Wright, however, is an employee of Birds Eye Foods and he is compensated by Birds Eye Foods.

Purchase of Crops by Pro-Fac. Pro-Fac members sell crops grown by them to Pro-Fac pursuant to general marketing agreements between Pro-Fac and its members. Pro-Fac, in turn, markets and sells its members' crops to food processors, including Birds Eye Foods. The directors of Pro-Fac, other than James A. Pierson, Cornelius D. Harrington and Frank M. Stotz, are grower-members of Pro-Fac.

Historically, and prior to the closing of the Transaction, the board of directors of Pro-Fac and Birds Eye Foods conducted joint meetings, coordinated their activities, and acted on a consolidated basis. Mr. Paul E. Roe served as a director of both Pro-Fac and Birds Eye Foods until August 19, 2002. Mr. Steven
D. Koinzan served as a director of both Pro-Fac and Birds Eye Foods until August 29, 2002. Mr. Bruce R. Fox and Mr. Peter R. Call serve as directors of both Birds Eye Foods and Pro-Fac. Messrs. Fox and Call serve as the "Pro-Fac Directors" on Birds Eye Food's Board of Directors pursuant to the Securityholders Agreement.

In addition to payments for crops, during the period from June 30, 2002 to August 18, 2002, Messrs. Burmeister, Call, Chase, Croner, Dahlstedt, DeBadts, Fox, Koinzan, Mattingly, Overhiser, Roe and Sarff received payments from Birds Eye Foods, directly or indirectly through entities owned or controlled by such directors, for harvesting, trucking and waste removal services provided to Birds Eye Foods.

During fiscal 2003, the following directors, directly or indirectly through entities owned or controlled by them, received payments from Pro-Fac for their crops:

(Dollars in Thousands)

                                   RELATIONSHIP          GROSS PURCHASES
        NAME               TO PRO-FAC/BIRDS EYE FOODS      FISCAL 2003
------------------------   ---------------------------   ---------------
Dale W. Burmeister......   Director                           $  130
Peter R. Call*..........   Director                           $3,492
Glen Lee Chase..........   Director                           $  126
Tom R. Croner...........   Director and Treasurer             $   89
Kenneth A. Dahlstedt....   Director                           $  392
Robert DeBadts..........   Director                           $  629
Bruce R. Fox *..........   Director and President             $  794
Steven D. Koinzan *.....   Director and Vice President        $  451
Kenneth A. Mattingly....   Director                           $1,274
Allan W. Overhiser......   Director                           $   23
Paul E. Roe *...........   Director                           $  613
Darell Sarff............   Director                           $  126

* Bruce R. Fox, Steven D. Koinzan, and Paul E. Roe were directors of both Pro-Fac and Birds Eye Foods at June 29, 2002. Mr. Roe resigned from Birds Eye Foods' Board of Directors on August 19, 2002. Mr. Koinzan was replaced on the Board of Directors of Birds Eye Foods on August 29, 2002. Effective August 29, 2002, Mr. Call was appointed to the Board of Directors of Birds Eye Foods. Mr. Bruce Fox remains a director of Birds Eye Foods.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are included as part of this Report:

     1. Financial Statements. The following Financial Statements of Pro-Fac and Report of Independent Auditors are included in Item 8:

                                                                                              Page
                                                                                              ----
Pro-Fac Cooperative, Inc. and Consolidated Subsidiary:
   Management's Responsibility for Financial Statements....................................     30
   Report of Independent Accountants....................................................... 31, 32
   Consolidated Financial Statements for the years ended June 28, 2003,
      June 29, 2002, and June 30, 2001:
      Consolidated Statements of Operations, Net Proceeds, and Comprehensive
         Income for the years ended June 28, 2003, June 29, 2002 and June 30, 2001.........     33
      Consolidated Balance Sheet at June 28, 2003 and June 29, 2002........................     34
      Consolidated Statement of Cash Flows for the years June 28, 2003,
         June 29, 2002, and June 30, 2001..................................................     35
      Consolidated Statements of Changes in Shareholders' and Members'
         Capitalization and Redeemable Stock for the years ended
         June 28, 2003, June 29, 2002, and June 30, 2001...................................     36
      Notes to Consolidated Financial Statements...........................................     37
      Selected Quarterly Financial Data....................................................     58

     2. Financial Statement Schedules:

          SCHEDULE II: Valuation and Qualifying Accounts

                                                                     SCHEDULE II
Pro-Fac Cooperative, Inc.
Valuation and Qualifying Accounts
For the Three Fiscal Years Ended June 28, 2003

                                                                          Fiscal Years Ended
                                                            ---------------------------------------------
                                                            June 28, 2003   June 29, 2002   June 30, 2001
                                                            -------------   -------------   -------------
Allowance for doubtful accounts
   Balance at beginning of period                           $    731,000     $   843,000     $  998,000
   Additions charged to expense                                        0         557,000        610,000
   Deductions                                                          0        (669,000)      (613,000)
   Deconsolidation with Birds Eye Foods, Inc.                   (731,000)
   Change due to abandonment of PF Acquisition II, Inc. *              0               0       (152,000)
                                                            ------------     -----------     ----------
   Balance at end of period                                 $          0     $   731,000     $  843,000
                                                            ============     ===========     ==========

Inventory reserve **
   Balance at beginning of period                           $  6,927,000     $ 3,135,000     $3,385,000
   Deconsolidation with Birds Eye Foods, Inc.                 (6,927,000)      3,792,000       (250,000)
                                                            ------------     -----------     ----------
   Balance at end of period                                 $          0     $ 6,927,000     $3,135,000
                                                            ============     ===========     ==========

Tax valuation allowance ***
   Balance at beginning of period                           $ 14,540,000     $ 5,891,000     $5,752,000
   Deconsolidation with Birds Eye Foods, Inc.                (14,540,000)      8,649,000        139,000
                                                            ------------     -----------     ----------
Balance at end of period                                    $          0     $14,540,000     $5,891,000
                                                            ============     ===========     ==========

* See further discussion in "NOTE 5. Inventories" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K.

** Difference between FIFO cost and market applicable to inventories. Reductions in the reserve in fiscal 2001 were recorded as related inventory was disposed of.

*** See further discussion regarding tax matters in "NOTE 10. Taxes on Income" under "Notes to Consolidated Financial Statements in Part II, Item 8 of this Report."

Separate Financial Statements of Fifty-Percent or Less Owned Persons.

Birds Eye Foods audited consolidated financial statements with the notes thereto for the years ended June 28, 2003, June 29, 2002 and June 30, 2001 are incorporated by reference into this Item 15(a)(2) of this Report of Form 10-K from Birds Eye Foods Form 10-K Equivalent for the fiscal year ended June 28, 2003 and from Exhibit 99 of this Report.

Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the Financial Statements or the notes thereto.

     (3) Exhibits. The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:

Exhibit
Number                               Description
-------                              -----------
   2.1    Unit Purchase Agreement (filed as Exhibit 99.2 to Pro-Fac Cooperative,
          Inc.'s Form 8-K filed September 3, 2002 and incorporated herein by reference).

   3.1    Restated Certificate of Incorporation of Pro-Fac Cooperative, Inc.
          dated August 19, 2002 (filed as Exhibit 3.1 to Pro-Fac Cooperative's
          Form 10-K for the fiscal year ended June 29, 2002 and incorporate herein by reference).

   3.2    Restated Bylaws of Pro-Fac Cooperative, Inc. (filed as Exhibit 3.2 to
          Pro-Fac Cooperative's Form 10-K for the fiscal year ended June 29,
          2002 and incorporated herein by reference).

   4.1    Indenture, dated as of November 18, 1998, between Birds Eye Foods,
          Inc., the Guarantors named therein and IBJ Schroder Bank & Trust
          Company, Inc., as Trustee (filed as Exhibit 4.1 to Birds Eye Foods,
          Inc.'s Registration Statement on Form S-4 filed January 5, 1999
          (Registration No. 333-70143) and incorporated herein by reference).

   4.2    Form of 11 7/8 % Senior Subordinated Notes due 2008 (filed as Exhibit
          B, to Exhibit 4.1 to Birds Eye Foods, Inc.' s Registration Statement on Form S-4 filed January 5, 1999 (Registration No. 333-70143) and incorporated herein by reference).

   4.3    First Supplemental Indenture (amending the Indenture referenced in
          Exhibit 4.1 herein) dated July 22, 2002 (filed as Exhibit 4.3 to
          Pro-Fac Cooperative's Form 10-K for the fiscal year ended June 29,
          2002 and incorporated herein by reference).

   4.4    Second Supplemental Indenture (filed as Exhibit 4.1 to Birds Eye
          Foods' Quarterly Report on Form 10-Q for the third fiscal quarter ended March 19, 2003 and incorporated herein by reference).

   4.5    Amended and Restated Marketing and Facilitation Agreement dated August
          19, 2002 between Pro-Fac Cooperative, Inc., and Birds Eye Foods, Inc.
          (filed as Exhibit 99.4 to Pro-Fac's Current Report on Form 8-K filed
          September 3, 2002 and incorporated herein by reference).

  10.1    Termination Agreement dated August 19, 2002 (filed as Exhibit 99.3 to
          Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

  10.2    Raw Product Supply Agreement with Seneca Foods Corporation (filed as
          Exhibit 10.22 to Pro-Fac's Annual Report on Form 10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference).

  10.3    Subordinated Promissory Note of Birds Eye Foods, Inc. to Dean Foods
          Company, dated as of September 23, 1998 (filed as Exhibit 10.3 to
          Pro-Fac's Quarterly Report on Form 10-Q for the first fiscal quarter ended September 26, 1998 and incorporated herein by reference).

  10.4    Transitional Services Agreement dated August 19, 2002 (filed as
          Exhibit 99.5 to Pro-Fac's Current Report on Form 8-K filed September
          3, 2002 and incorporated herein by reference).

  10.5    Credit Agreement dated August 19, 2002 between Pro-Fac Cooperative,
          Inc., as borrower, and Birds Eye Foods, Inc., as lender (filed as Exhibit 99.6 to Pro-Fac's Current Report on Form 8-K filed September
          3, 2002 and incorporated herein by reference).

  10.6    Securityholders Agreement dated August 19, 2002 among Birds Eye
          Holdings LLC, Pro-Fac Cooperative, Inc., Vestar/Birds Eye Holdings
          LLC, and others (filed as Exhibit 99.7 to Pro-Fac's Current Report on
          Form 8-K filed September 3, 2002 and incorporated herein by reference).

  10.7    Amendment No. One to the Securityholders Agreement dated August 30,
          2003 among Bird Eye Holdings, LLC, Pro-Fac Cooperative, Inc.,
          Vestar/Birds Eye Holdings, LLC, and others (filed herewith).

  10.8    Limited Liability Company Agreement of Birds Eye Holdings LLC dated
          August 19, 2002 among Birds Eye Holdings LLC, Pro-Fac Cooperative,
          Inc., Vestar/Birds Eye Holdings LLC, and others (filed as Exhibit 99.8 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

  10.9 Form of Management Unit Subscription Agreement (filed as Exhibit 99.1 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002).

  10.10   Amendment No. One to the Amended and Restated Limited Liability
          Company Agreement of Agrilink Holdings LLC (filed herewith).

  24      Power of Attorney (included on page 70 of this Report)

  31      Section 302 Certification of the Principal Executive Officer and
          Principal Financial Officer (filed herewith).

  32      Certification of Principal Executive Officer and Principal Financial
          Officer pursuant to 18 USC, Section 1350, as adopted pursuant to
          Section 906 (filed herewith).

  99      Birds Eye Foods, Inc. financial statements for the fiscal year ended
          June 28, 2003 (filed herewith).


(b) Reports on Form 8-K

     On May 13, 2003, Pro-Fac filed a copy of its press release announcing its financial results for its third fiscal quarter ended March 29, 2003 on Form 8-K under Item 9. Regulation FD to provide information required to be provided under Item 12.

(c) See Item 15(a)(3) above.

(d) See Item 15(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PRO-FAC COOPERATIVE, INC.


Date: September 26, 2003                    BY:    /s/ Stephen R. Wright
                                                --------------------------------
                                                       Stephen R. Wright
                                                      General Manager and
                                                           Secretary
                                                   (Principal Executive Officer,
                                                Principal Financial Officer, and
                                                  Principal Accounting Officer)

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, Stephen R. Wright, as his true and lawful attorney-in-fact and agent, with full power of substitution, for him, and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                             TITLE                       Date
            ---------                             -----                       ----


/s/ Bruce R. Fox                     President and Director            September 26, 2003
----------------------------------
    (BRUCE R. FOX)


/s/ Steven D. Koinzan                Vice President and Director       September 26, 2003
----------------------------------
    (STEVEN D. KOINZAN)


/s/ Tom R. Croner                    Director and Treasurer            September 26, 2003
----------------------------------
    (TOM R. CRONER)


/s/ Dale W. Burmeister               Director                          September 26, 2003
----------------------------------
    (DALE W. BURMEISTER)


/s/ Peter R. Call                    Director                          September 26, 2003
----------------------------------
    (PETER R. CALL)


/s/ Glen Lee Chase                   Director                          September 26, 2003
----------------------------------
    (GLEN LEE CHASE)


/s/ Kenneth A. Dahlstedt             Director                          September 26, 2003
----------------------------------
    (KENNETH A. DAHLSTEDT)


/s/ Robert DeBadts                   Director                          September 26, 2003
----------------------------------
    (ROBERT DeBADTS)


/s/ Cornelius D. Harrington, Jr.     Director                          September 26, 2003
----------------------------------
    (CORNELIUS D. HARRINGTON, JR.)


/s/ Kenneth A. Mattingly             Director                          September 26, 2003
----------------------------------
    (KENNETH A. MATTINGLY)


/s/ Allan W. Overhiser               Director                          September 26, 2003
----------------------------------
    (ALLAN W. OVERHISER)


/s/ James A. Pierson                 Director                          September 26, 2003
----------------------------------
    (JAMES A. PIERSON)


/s/ Paul E. Roe                      Director                          September 26, 2003
----------------------------------
    (PAUL E. ROE)


/s/ Darell Sarff                     Director                          September 26, 2003
----------------------------------
    (DARELL SARFF)


/s/ Frank M. Stotz                   Director                          September 26, 2003
----------------------------------
    (FRANK M. STOTZ)


/s/ Stephen R. Wright                General Manager and Secretary     September 26, 2003
----------------------------------   (Principal Executive Officer,
    (STEPHEN R. WRIGHT)              Principal Financial Officer and
                                     Principal Accounting Officer)