Form 10-Q
period 2003-09-27
PRO FAC COOPERATIVE INC
filed 2003-11-10
CIK 202932

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------
                                    Form 10-Q
                                 --------------
(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of November 10, 2003.

                            Common Stock - 1,918,766

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Statements of Operations and Net Proceeds
(Unaudited)

(Dollars in Thousands)

                                                                              Three Months Ended
                                                                      ---------------------------------
                                                                      September 27,      September 28,
                                                                          2003               2002
                                                                      -------------      ------------
Net sales                                                                $     0            $103,726
Cost of sales                                                                  0             (80,644)
                                                                         -------            --------
Gross profit                                                                   0              23,082
Equity loss from Agrilink Holdings LLC (for the period June 29,
   2003 to September 27, 2003 and the period August 19, 2002 to
   September 28, 2002, respectively)                                        (592)               (144)
Gain from transaction with Birds Eye Foods, Inc. and related
   agreements                                                              2,491               6,804
Commercial market value adjustment                                           449                   0
Selling, administrative, and general expense                                (258)               (526)
Selling, administrative, and general expense (for the period
   June 30, 2002 to August 18, 2002)                                           0             (15,468)
Legal matters and settlement expenses                                       (194)                (47)
Other income                                                                   0                 277
                                                                         -------            --------
Operating income                                                           1,896              13,978
Interest income                                                                3                   3
Interest expense                                                             (11)             (7,747)
                                                                         -------            --------
Income before taxes                                                        1,888               6,234
Tax provision (for the period June 30, 2002 to
   August 18, 2002)                                                            0                (859)
Tax provision                                                                  0                 (59)
                                                                         -------            --------
Net income                                                               $ 1,888            $  5,316
                                                                         =======            ========

Allocation of net proceeds:
   Net income                                                            $ 1,888            $  5,316
   Dividends on common and preferred stock                                (2,024)             (2,453)
                                                                         -------            --------
   Net (deficit)/proceeds                                                   (136)              2,863
   Allocation from/(to) accumulated deficit                                  136              (2,863)
                                                                         -------            --------
   Net proceeds available to members                                     $     0            $      0
                                                                         =======            ========


The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc.
Balance Sheets
(Unaudited)

(Dollars in Thousands)                   ASSETS

                                                                                  September 27,     June 28,
                                                                                      2003            2002
                                                                                  -------------    ----------
Current assets:
   Cash and cash equivalents                                                        $    984        $    367
   Accounts receivable from Birds Eye Foods, Inc.                                     15,394           8,504
   Investment in CoBank                                                                   30              44
   Current portion of Transitional Services receivable from Birds Eye Foods, Inc.        465             525
   Prepaid expenses and other current assets                                              84              15
                                                                                    --------        --------
        Total current assets                                                          16,957           9,455
Transitional Services receivable from Birds Eye Foods, Inc.                                0              71
Investment in Agrilink Holdings LLC                                                   24,652          26,873
                                                                                    --------        --------
        Total assets                                                                $ 41,609         $36,399
                                                                                    ========        ========


            LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
   Accounts payable                                                                      828        $  1,058
   Accrued interest                                                                       11              14
   Other accrued expenses                                                                839           1,075
   Amounts due members                                                                14,765           7,876
                                                                                    --------        --------
        Total current liabilities                                                     16,443          10,023
Long-term debt                                                                         1,000           1,200
Other non-current liabilities                                                              0             832
                                                                                    --------        --------
        Total liabilities                                                             17,443          12,055
Commitments and contingencies
Class B cumulative redeemable preferred stock, liquidation
   preference $10 per share; authorized - 500,000 shares; issued and
     outstanding 12,109 shares                                                           122             122
Common stock, par value $5, authorized - 5,000,000 shares; issued
   and outstanding 1,918,766 and 1,927,226 shares, respectively                        9,594           9,636

Shareholders' and members' capitalization:
   Retained earnings allocated to members                                             14,404          14,404
   Non-cumulative preferred stock, par value $25, authorized
     5,000,000 shares; issued and outstanding 29,328 shares                              733             733
   Class A cumulative preferred stock, liquidation preference
     $25 per share, authorized 10,000,000 shares; issued and
       outstanding 4,604,139 shares                                                  115,104         115,104
   Special membership interests                                                       21,733          21,733
   Accumulated deficit                                                              (137,524)       (137,388)
                                                                                    --------        --------
        Total shareholders' and members' capitalization                               14,450          14,586
                                                                                    --------        --------
        Total liabilities and shareholders' and members' capitalization             $ 41,609        $ 36,399
                                                                                    ========        ========

The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc.
Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                               Three Months Ended
                                                                                          ----------------------------
                                                                                          September 27,  September 28,
                                                                                              2003           2002
                                                                                          -------------  -------------
Cash Flows from Operating Activities:
     Net income                                                                              $1,888        $ 5,316
     Adjustments to reconcile net income to net cash used in operating activities:
       Amortization of certain intangible assets                                                  0            144
       Amortization of debt issue costs, amendment costs, and discount on subordinated
         promissory notes                                                                         0          1,201
       Amortization of transition service receivable                                            132             61
       Depreciation                                                                               0          3,833
       Gain from transaction with Birds Eye Foods, Inc. and related agreements               (2,491)        (6,804)
       Equity loss from Agrilink Holdings LLC                                                   592            144
       Equity in undistributed earnings of joint venture                                          0           (277)
     Change in assets and liabilities:
         Accounts receivable                                                                      0          1,818
         Inventories and prepaid manufacturing expense                                            0        (33,170)
         Income taxes                                                                             0            (76)
         Accounts payable and other accrued expenses                                         (1,303)        (9,999)
         Amounts due members                                                                    119          9,513
         Deferred tax asset and liability                                                         0            859
         Other assets and liabilities, net                                                      (69)          (187)
                                                                                             ------        -------
Net cash used in operating activities                                                        (1,132)       (27,624)
                                                                                             ------        -------

Cash flows from Investing Activities:
     Proceeds from Termination Agreement with Birds Eye Foods, Inc.                           4,000          4,000
     Purchase of property, plant and equipment                                                    0         (2,187)
     Proceeds from investment in CoBank                                                          14          1,115
     Advances to joint venture                                                                    0         (1,512)
     Cash at the date of deconsolidation with Birds Eye Foods, Inc.                               0         (5,818)
                                                                                             ------        -------
Net cash provided by/(used in) investing activities                                           4,014         (4,402)
                                                                                             ------        -------

Cash Flows from Financing Activities:
     Net proceeds from issuance of short-term debt                                                0         22,000
     Payments on long-term debt                                                                (200)          (292)
     Payments on capital leases                                                                   0            (38)
     Repurchases of common stock, net                                                           (41)          (497)
     Cash dividends paid                                                                     (2,024)        (2,488)
                                                                                             ------        -------
Net cash (used in)/provided by financing activities                                          (2,265)        18,685
                                                                                             ------        -------

Net change in cash and cash equivalents                                                         617        (13,341)
Cash and cash equivalents at beginning of period                                                367         14,686
                                                                                             ------        -------
Cash and cash equivalents at end of period                                                   $  984        $ 1,345
                                                                                             ======        =======

Supplemental Schedule of Non-Cash Investing Activities
     Value of Pro-Fac's common equity ownership in Agrilink Holdings LLC                     $    0        $31,400
                                                                                             ======        =======

The accompanying notes are an integral part of these financial statements.

                            PRO-FAC COOPERATIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units and Class A common units and warrants to acquire additional Class A common units, which warrants were immediately exercised, representing, at the Closing Date, 56.24 percent of the common equity of Holdings LLC, inclusive of the additional Class A common units issued to Vestar upon its exercise of the warrants. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.


The transactions consummated pursuant to the Unit Purchase Agreement are referred to herein collectively as the "Transaction."

Immediately following Pro-Fac's contribution of its shares of Birds Eye Foods common stock to Holdings LLC, Holdings LLC contributed those shares to Birds Eye Holdings Inc., (formerly Agrilink Holdings Inc., "Holdings Inc.") a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC, and Birds Eye Foods became an indirect, wholly-owned subsidiary of Holdings LLC.

As part of the Transaction, Stephen R. Wright, the general manager and secretary of Pro-Fac, together with executive officers and certain other members of management of Birds Eye Foods entered into subscription agreements with Holdings LLC to acquire (using a combination of cash and promissory notes issued to Holdings LLC) an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04 percent of the common equity ownership at the Closing Date.

See NOTE 2 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding agreements with Birds Eye Foods and discussion of the related gain.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the period ended September 27, 2003 are not necessarily indicative of the results to be expected for other interim periods or the full year.

These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 28, 2003.

Commercial Market Value Adjustment: At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac authorized the deduction of 1 percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction was withheld from the July 2003 CMV payment and will be withheld from the July 2004 CMV payment. The Board of Directors of Pro-Fac will review this authorization annually.

New Accounting Pronouncements: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in the balance sheet. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a significant effect on the operations of the Cooperative.

NOTE 2.  AGREEMENTS WITH BIRDS EYE FOODS

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

Termination Agreement: Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the "Marketing and Facilitation Agreement") which, until the Closing Date, governed the crop supply and purchase relationship between Birds Eye Foods and Pro-Fac, was terminated. In consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each on October 1, January 1, and April 1.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage are recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining payments are recognized as additional gain on the transaction with Birds Eye Foods in the period received. Accordingly, in the first quarter of both fiscal 2004 and fiscal 2003, Pro-Fac recognized approximately $2.4 million as additional gain from the receipt of termination payments.

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

In fiscal 2003, Pro-Fac recorded the estimated value of these services, $1.0 million, as services receivable and proceeds from the Transaction, prior to elimination of 40.72 percent of the amount of Pro-Fac's investment in Holdings LLC. This estimated value of the services to be received by the Cooperative is being amortized to expense over the term of the Transitional Services Agreement. In fiscal 2003, Pro-Fac recognized approximately $0.6 million as additional gain from the Transitional Services Agreement.

Gain from Transaction with Birds Eye Foods, Inc.: Prior to the Transaction, certain amounts owed by Pro-Fac to Birds Eye Foods were forgiven. The amounts forgiven were approximately $36.5 million and represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand payable. After adjusting for the amounts forgiven, Pro-Fac's investment in Birds Eye Foods prior to the Transaction was approximately $24.9 million. The value of the Cooperative's 40.72 percent common equity ownership in Holdings LLC on August 19, 2002 was valued at $31.4 million. The Cooperative recognized a gain of $3.8 million from this exchange, in fiscal 2003.

As a result of the agreements described above, based on the approximate 40.72 percent common equity ownership, the Cooperative recognized a total gain, in the first quarter of fiscal 2004 and fiscal 2003, of approximately $2.4 million and $6.8 million, respectively.

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

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which Birds Eye Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of Birds Eye Foods' needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages are set based on Birds Eye Foods anticipated raw product needs for the particular crop year. The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20.0 million over the term of the agreement.

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


NOTE 3.  DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. Amounts borrowed and interest are required to be paid only upon sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection the sale or liquidation of all or substantially all of the assets of Holdings LLC or one of more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. As of September 27, 2003, there was an outstanding loan amount of $1.0 million.

Line of Credit : On March 26, 2003, the Cooperative secured a $0.5 million line of credit (the "M&T Line of Credit") from Manufacturers and Traders Trust Company ("M&T Bank"). As of September 27, 2003, there were no borrowings outstanding under the Line of Credit. Principal amounts borrowed bear interest at .75 percent per annum above the prime rate in effect on the day proceeds are disbursed, as announced by the Bank, as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be paid down to zero during each year by July 15, and maintained for a minimum of 90 consecutive days. The first paydown, if necessary, will commence July 15, 2004. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to Manufacturers and Traders Trust Company in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. However, collateral does include any distributions from the common units and cash payments made by Birds Eye Foods to the Cooperative.

Pro-Fac guarantees certain obligations of Birds Eye Foods. Following is a schedule of obligations at September 27, 2003 that are guaranteed by the Cooperative.

(Dollars in Millions)


                                                  Amounts
Contractual Obligations Guaranteed               Committed         Expiration
----------------------------------               ---------         ----------
Senior Subordinated Notes - 11 7/8 Percent         $200.0         November 2008
Subordinated Promissory Note                       $ 38.5         November 2008


NOTE 4.  SPECIAL MEMBERSHIP INTERESTS

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

NOTE 5.  OPERATING SEGMENTS

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

The following table illustrates the operating segment information of the Cooperative for the periods indicated:

(Dollars in Millions)

                                          Quarter Ended       Quarter Ended
                                          September 27,       September 28,
                                              2003                 2002
                                          -------------       -------------
       Net Sales:
          Vegetables                          $0.0               $ 69.5
          Fruits                               0.0                 13.1
          Snacks                               0.0                 11.8
          Canned Meals                         0.0                  4.4
          Other                                0.0                  4.9
                                              ----               ------
          Total                               $0.0               $103.7
                                              ====               ======




                                          Quarter Ended       Quarter Ended
                                          September 27,       September 28,
                                              2003                 2002
                                          -------------        ------------
Operating income:
   Vegetables                                 $0.0               $  3.8
   Fruits                                      0.0                  2.1
   Snacks                                      0.0                  1.3
   Canned Meals                                0.0                  0.3
   Other                                       0.0                  0.4
                                              ----               ------
     Continuing segments                       0.0                  7.9
Equity loss from Agrilink
   Holdings LLC (for the period
   June 29, 2003 to September 27,
   2003 and the period August 19,
   2002 to September 28, 2002,
   respectively)                              (0.6)                (0.1)
Gain from transaction with Birds Eye
Foods, Inc. and related agreements             2.5                  6.8
Commercial market value adjustment             0.4                  0.0
Selling, administrative, and general          (0.2)                (0.5)
Legal matters and settlement expenses         (0.2)                (0.1)
                                              ----               ------
Total consolidated operating income            1.9                 14.0
Interest expense, net                          0.0                 (7.8)
                                              ----               ------
Income before taxes                           $1.9               $  6.2
                                              ====               ======


NOTE 6.  OTHER MATTERS

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Birds Eye Foods.

Legal Matters: In the fourth quarter of fiscal 2003, Pro-Fac recorded a liability of $832,500 relating to the settlement of claims of Kenyon Zero Storage, Inc., the plaintiff in a lawsuit commenced on August 27, 2001, in U.S. District Court for the Eastern District of Washington (the "Kenyon Zero Storage Matter"), under a surety bond issued pursuant to a vegetable plant lease. The liability was recorded because Pro-Fac was the indemnitor of the surety bond. Pro-Fac will pay the amount of $832,500 to the surety on July 1, 2004. On September 2, 2003, Kenyon Zero Storage, which also alleged that Pro-Fac breached a 20-year lease of a vegetable plant located in Grandview, Washington between AgriFrozen and the plaintiff, agreed to a settlement of that claim. The parties have executed general releases and a stipulation of dismissal was filed with the court, providing for the full and final settlement, dismissal and release of all litigation brought by Kenyon Zero Storage in exchange for a settlement payment of $570,000. The liability was recorded in the fourth quarter of fiscal 2003.

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

Guarantees and Indemnifications: Pro-Fac is a guarantor, under an Indenture dated November 18, 1998, between Birds Eye Foods, the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc., as trustee, which Indenture was amended by a First Supplemental Indenture dated July 22, 2002, among Birds Eye Foods, the Guarantors named therein and The Bank of New York (as successor trustee to IBJ Schroder Bank & Trust Company), as trustee, and as further amended by a Second Supplemental Indenture dated March 1, 2003, of Birds Eye Foods' obligations under $200.0 million aggregate principal amount of 11 7/8 percent Senior Subordinated Notes issued by Birds Eye Foods in fiscal 1999. The $200.0 million aggregate principal amount is due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semi-annually in arrears on May 1 and November 1. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the 11 7/8 percent Senior Subordinated Notes, including the payment in full when due of all principal and interest on the 11 7/8 percent Senior Subordinated Notes at maturity or otherwise and, in the event of any extension of time of payment or renewal of any of the 11 7/8 percent Senior Subordinated Notes, that the Notes will be promptly paid in full when due pursuant to the terms of any such extension or renewal. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the 11 7/8 percent Senior Subordinated Notes. As of September 27, 2003, the outstanding loan amount was $200.0 million.

As partial consideration for the acquisition in fiscal 1999 of the frozen and canned vegetable business of Dean Foods Company, Birds Eye Foods issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. The Subordinated Promissory Note is currently owned by GLK, LLC, a New York limited liability company, whose members are Birds Eye Foods and GLK Holdings, Inc. which is a wholly owned subsidiary of Birds Eye Foods. Pro-Fac guarantees Birds Eye Foods' obligations under that Note. Interest on the Subordinated Promissory Note accrues quarterly in arrears, commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Birds Eye Foods satisfied this requirement through the issuance of additional promissory notes. Interest accruing after November 22, 2003 is payable in cash. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the Subordinated Promissory Note, including the payment in full when due of all principal and interest on the Note. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the Note. As of September 27, 2003, the outstanding loan amount subject to the Cooperative's guarantee included principal of $30.0 million and interest of $8.5 million.

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

NOTE 7.  SUBSEQUENT EVENTS

Dividends: Subsequent to September 27, 2003, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $2.0 million and were paid on October 31, 2003.

Guarantees and Indemnifications: On October 24, 2003, Birds Eye Foods announced an irrevocable notice of partial redemption sent to holders of its Notes. These Notes are guaranteed by the Cooperative ( see NOTE 6 " Other Matters" - Guarantees and Indemnifications ). The aggregate outstanding principal amount of the Notes being called for redemption is $150.0 million. Upon redemption, holders whose Notes have been selected for redemption will receive $1,059.38 per Note plus accrued and unpaid interest thereon. Any of the Notes selected for redemption will be automatically redeemed on November 24, 2003, and no further interest will accrue on or after such date. The Notes to be redeemed will be selected in accordance with and by the trustee under the indenture under which the Notes were issued.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, Pro-Fac or persons acting on behalf of Pro-Fac make oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Report and other statements made in this Form 10-Q and in other filings with the SEC.

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

O the continuation of Birds Eye Foods, Inc.'s (formerly Agrilink Foods, Inc.) success in integrating operations (including the realization of anticipated synergies in operations and the timing of any such synergies), success with new product introductions, effectiveness of marketing and shifts in market demand, and the availability of acquisition and alliance opportunities (see the discussion under "NOTE 2. Agreements with Birds Eye Foods " under "Notes to Consolidated Financial Statements");

O    interest rate fluctuations;

O    the Cooperative's ability to service debt;

O Birds Eye Foods, Inc.'s ability to service its debt that is guaranteed by Pro-Fac (see the information under the heading "Liquidity and Capital Resources" in Item 2 of this Report);

O risks associated with the Cooperative's contractual relationship with Birds Eye Foods, Inc., including the possibility of a reduced demand for crops produced by Pro-Fac members, the availability and sufficiency of shortfall payments by Birds Eye Foods, Inc. under the Amended and Restated Marketing and Facilitation Agreement, and the potential consequences of a termination of that relationship; the ability of the Cooperative to operate its business using the resources made available under the Termination Agreement and Transitional Services Agreement (see the discussion of these Agreements under "NOTE 2. Agreements with Birds Eye Foods" under "Notes to Consolidated Financial Statements") with Birds Eye Foods, Inc. and Pro-Fac's ability to operate its business after the expiration of those agreements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac's financial condition and results of operations in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. This section should be read in conjunction with Part I, Item I, Financial Statements of this Report.

Prior to August 18, 2002, Birds Eye Foods was a wholly owned subsidiary of Pro-Fac. Through (and including) August 18, 2002, the results of Pro-Fac were consolidated with Birds Eye Foods. During that period Birds Eye Foods operated through four primary product lines, consisting of vegetable, fruits, snacks and canned meals. The majority of each of the product line's net sales was within the United States and, with the exception of one facility in Mexico, all of Birds Eye Foods' facilities were located in the United States. The consolidated financial statements were after elimination of intercompany transactions and balances.

Since August 19, 2002 Pro-Fac has operated in one segment, the marketing and supply of crops grown by its members.

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
                                                               ========

As a result of the Transaction described in NOTE 1 of the "Notes to Consolidated Financial Statements," the results of operations for the approximately seven weeks outlined above are not comparable with those of the first quarter of fiscal 2004. Accordingly, the following is a discussion of the remaining components included in the results of operations of Pro-Fac for the first quarter of fiscal 2004.

Equity loss from Agrilink Holdings LLC: For the quarter ended September 27, 2003, the Cooperative recognized a loss of approximately $0.6 million from Holdings LLC, as compared to a loss of approximately $0.1 million in the fiscal 2003 period.

Gain from transaction with Birds Eye Foods, Inc and related agreements: On August 19, 2002, the Cooperative contributed to the capital of Holdings LLC all of the shares of Birds Eye Foods' common stock owned by Pro-Fac in exchange for Class B common units of Holdings LLC representing a then 40.72 percent interest. Pro-Fac's investment in Birds Eye Foods prior to the Transaction was approximately $24.9 million. This amount reflects the forgiveness by Birds Eye Foods of approximately $36.5 million which represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand payable. The value of the Cooperative's 40.72 percent common equity ownership in Holdings LLC on August 19, 2002 was estimated at $31.4 million as of the Closing Date of the Transaction. In fiscal 2003, the Cooperative recognized a gain of $3.8 million from this exchange.

In addition, Pro-Fac and Birds Eye Foods entered into the Transitional Services Agreement described in NOTE 2 to the "Notes to Consolidated Financial Statements." The estimated value of services to be received by Pro-Fac under the agreement, of approximately $1.0 million, has been reflected as additional proceeds from the Transaction. Accordingly, in fiscal 2003, Pro-Fac recognized approximately $.6 million as additional gain from the Transitional Services Agreement.

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

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage are recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining payments are recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the first quarter of both fiscal 2004 and fiscal 2003, Pro-Fac recognized approximately $2.4 million as additional gain from the receipt of the termination payments.

As a result of the agreements described above, the Cooperative recognized a total gain, through the first quarter of fiscal 2004, of approximately $2.4 million, as compared to approximately $6.8 million in the first quarter of fiscal 2003.

Commercial market value adjustment: At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac authorized the deduction of 1 percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction will be withheld from the July 2004 CMV payments. The 1 percent deduction for the 2002 growing season, which was withheld from the July 2003 CMV payment, resulted in approximately $0.6 million of income for the fiscal 2003 which was recorded during the third quarter, as compared to the approximately $0.4 million recorded in the first quarter of fiscal 2004.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.3 million for the quarter ended September 27, 2003, as compared to $0.5 million in the comparable 2003 period. The decrease resulted from the Cooperative incurring, during the first quarter of fiscal 2003, approximately $.4 million to obtain insurance from St. Paul Mercury Insurance Company and Great American Insurance Company, insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative for events occurring prior to August 19, 2002 where claims are submitted prior to August 19, 2008. This insurance has a term expiring on August 19, 2008.

Legal matters and settlement expenses: The Cooperative incurred approximately $0.2 million of legal costs associated with legal matters, as disclosed in NOTE 6 to the "Notes to Consolidated Financial Statements," through the end of the first quarter of fiscal 2004.

Tax provision: On June 11, 2003, the Cooperative received notification from the Internal Revenue Service that effective August 19, 2002 the Cooperative qualified for tax exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions (such as dividends paid on its common and preferred stock).

It is anticipated that the Cooperative will use these special deductions and patronage distributions to reduce the Cooperative's taxable income to zero for periods after August 19, 2002. The fiscal 2003 tax provision was recorded because tax exempt status had not yet been granted and for taxes related to the period prior to the effective date of tax exempt status. The provision for the period after the effective date was reversed in the fourth quarter of fiscal 2003 when tax exempt status was granted.

                         LIQUIDITY AND CAPITAL RESOURCES

As discussed under "NOTE 1. Description of Business and Summary of Significant Accounting Policies", as a result of the Transaction, Pro-Fac no longer consolidates the assets and liabilities of Birds Eye Foods in its financial statements. Pro-Fac's balance sheet does, however, reflect Pro-Fac's interest in Holdings LLC, which, as described in "NOTE 1. Description of Business and Summary of Significant Accounting Policies" is accounted for under the equity method.

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

Subsequent to August 19, 2007 and prior to any sale (or dissolution) of Holdings LLC, Pro-Fac's primary source of cash is expected to be the annual distributions, if any, from Holdings LLC pursuant to the limited liability company agreement of Holdings LLC to which Pro-Fac, together with others, including Vestar, are parties, dated August 19, 2002 (the "Limited Liability Company Agreement"). The Limited Liability Company Agreement contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC, and provides that, subject to any restrictions contained in any financing arrangements of Holdings LLC and/or Birds Eye Foods, after August 19, 2007, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units. Assuming $24.8 million of annual distributions, and further assuming that Pro-Fac's distributable interest is 40.50%, Pro-Fac's annual distributable share would be approximately $10.0 million. The actual amount of annual distributions to Pro-Fac, if any, will depend upon the operating results of Birds Eye Foods for the particular year and Pro-Fac's distributable percentage interest.

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

In addition to the cash payments to Pro-Fac pursuant to the Termination Agreement and the possible cash distributions to Pro-Fac pursuant to the Limited Liability Company Agreement, Pro-Fac has available up to $1.0 million per year, until August 19, 2007, under the Credit Agreement with Birds Eye Foods and up to $500,000 under a line of credit from Manufacturers and Traders Trust Company ("M&T Bank").

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

As of September 27, 2003, there was no outstanding amount under the M&T Line of Credit.

Under the Transitional Services Agreement, Birds Eye Foods has agreed to provide Pro-Fac certain administrative and other services until August 19, 2004. After termination of that Agreement, Pro-Fac will need cash to pay for the services currently being provided under that Agreement, including salary, administrative and other expenses.

Net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, is used to pay Pro-Fac's operating expenses as well as to pay dividends on its capital stock and fund repurchases of its common stock. Dividends on Pro-Fac's preferred stock were $2.0 million and $2.0 million in the first quarter of fiscal 2004 and 2003, respectively.

A discussion of "Unaudited Consolidated Statement of Cash Flows" for the quarter ended September 27, 2003 of fiscal 2004 follows:

Net cash used in operating activities of $1.1 million for the first quarter of fiscal 2004 primarily represents the payment of a settlement of legal matters. (See the discussion of Legal Matters under "Note 6. Other Matters" under "Notes to Consolidated Financial Statements" in Part I, Item 1 of this Report).

Net cash provided by investing activities for the first quarter of fiscal 2004 was $4.0 million. This amount primarily represents the receipt by the Cooperative of $4.0 million from Birds Eye Foods under the Termination Agreement.

Net cash used in financing activities of approximately $2.3 million primarily represents dividends paid of approximately $2.0 million and net repayment of debt of $0.2 million by the Cooperative during the first quarter of fiscal 2004.

At its January 2003 Board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of

Pro-Fac authorized the suspension of annual dividends on the Cooperative's common stock for an indefinite period of time and the deduction of 1 percent of the CMV otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction was taken from the July 2003 ($0.6 million) payments and it is anticipated that it will be withheld from the July 2004 CMV payments. The Board of Directors of Pro-Fac will review this recommendation annually.

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


Contractual Obligations Guaranteed

There have been no material changes to our contractual obligations since June 28, 2003.


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

The cherry crop from both the fiscal 2002 and 2003 growing seasons was affected by weather in the prime growing areas in Michigan. Both raw and frozen cherry commercial market value have, therefore, significantly increased from historic levels.

For the 2003 crop season, unexpected higher than average temperatures in the Northeast and Midwest regions reduced crop intake. The reduction in crop intake is not expected to materially impact average commercial market values.

ITEM 4.  CONTROLS AND PROCEDURES

Pro-Fac's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Pro-Fac's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Pro-Fac's Principal Executive Officer and Principal Financial Officer concluded that Pro-Fac's disclosure controls and procedures as of September 27, 2003 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

The information called for by this Item is disclosed in NOTE 6. "Other Matters - Legal Matters" under "Notes to Consolidated Financial Statements" in Part I,
Item 1 of this Form 10-Q, and is incorporated herein by reference in answer to this Item.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit Number                          Description
         --------------    ---------------------------------------------------

              31. Certification required by Rule 13a-14 (a) of the Securities and Exchange Act of 1934 of the Principal Executive Officer and the Principal Financial Officer (filed herewith).

              32. Certification required by Rule 13a-14 (b) of the Securities and Exchange Act of 1934 and pursuant to 18 U.S.C., Section 1350. as adopted pursuant to
                           Section 906 of the Sarbanes Oxley Act at 2002, of the Principal Executive Officer and the Principal Financial Officer (filed herewith).

              99.1 Birds Eye Foods, Inc. financial statements for the quarter ended September 27, 2003 (filed herewith).

     (b) Reports on Form 8-K:

          On September 26, 2003 the Cooperative furnished a Report on Form 8-K. Pursuant to Item 12, Pro-Fac Cooperative Inc. furnished its press release dated September 26, 2003, which reported its financial results for the fiscal year ended June 28, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 PRO-FAC COOPERATIVE, INC.



Date:     November 10, 2003              BY:   /s/     Stephen R. Wright
      ---------------------------              ---------------------------------
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