Form 10-Q
period 2003-12-27
PRO FAC COOPERATIVE INC
filed 2004-02-10
CIK 202932

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

                For the quarterly period ended December 27, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of February 10, 2004.

                            Common Stock - 1,918,766

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Statements of Net Income and Allocation of Net Income
(Unaudited)

(Dollars in Thousands)

                                                                      Three Months Ended             Six Months Ended
                                                                 ---------------------------   ----------------------------
                                                                 December 27,   December 28,   December 27,    December 28,
                                                                     2003           2002           2003            2002
                                                                   -------        -------        -------        --------
Net sales                                                          $     0        $     0        $     0        $103,726
Cost of sales                                                            0              0              0         (80,644)
                                                                   -------        -------        -------        --------
Gross profit                                                             0              0              0          23,082
Equity income from Agrilink Holdings LLC                             2,470          3,796          1,878           3,652
Gain from transaction with Birds Eye Foods, Inc. and related
   agreements                                                        1,190          1,186          3,681           7,990
Commercial market value adjustment                                     184              0            633               0
Selling, administrative, and general expense                          (262)          (284)          (520)           (810)
Selling, administrative, and general expense (for the period
   June 30, 2002 to August 18, 2002)                                     0              0              0         (15,468)
Legal matters and settlement expenses                                   (5)        (1,538)          (199)         (1,585)
Other income                                                             0              0              0             277
                                                                   -------        -------        -------        --------
Operating income                                                     3,577          3,160          5,473          17,138
Interest income                                                          3              4              6               7
Interest expense                                                       (25)             0            (36)         (7,747)
                                                                   -------        -------        -------        --------
Income before taxes                                                  3,555          3,164          5,443           9,398
Tax provision (for the period June 30, 2002 to
   August 18, 2002)                                                      0           (677)             0          (1,536)
Tax provision                                                            0              0              0             (59)
                                                                   -------        -------        -------        --------
Net income                                                         $ 3,555        $ 2,487        $ 5,443        $  7,803
                                                                   =======        =======        =======        ========

Allocation of net income:
   Net income                                                      $ 3,555        $ 2,487          5,443        $  7,803
   Dividends on common and preferred stock                          (1,980)        (1,935)        (4,004)         (4,388)
                                                                   -------        -------        -------        --------
   Net proceeds                                                      1,575            552          1,439           3,415
   Allocation to accumulated deficit                                (1,575)          (552)        (1,439)         (3,415)
                                                                   -------        -------        -------        --------
   Net proceeds available to members                               $     0        $     0        $     0        $      0
                                                                   =======        =======        =======        ========

The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc.
Balance Sheets
(Unaudited)

(Dollars in Thousands)                                        ASSETS                     December 27,        June 28,
                                                                                             2003              2003
                                                                                         ---------         ---------
Current assets:
   Cash and cash equivalents                                                             $   1,416         $     367
   Accounts receivable                                                                       5,059                 0
   Accounts receivable from Birds Eye Foods, Inc.                                           15,041             8,504
   Investment in CoBank                                                                         15                44
   Current portion of Transitional Services receivable from Birds Eye Foods, Inc.              333               525
   Prepaid expenses and other current assets                                                    55                15
                                                                                         ---------         ---------
            Total current assets                                                            21,919             9,455
Transitional Services receivable from Birds Eye Foods, Inc.                                      0                71
Investment in Agrilink Holdings LLC                                                         26,311            26,873
                                                                                         ---------         ---------
            Total assets                                                                 $  48,230         $  36,399
                                                                                         =========         =========

            LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
   Accounts payable                                                                      $     570         $   1,058
   Accrued interest                                                                             36                14
   Other accrued expenses                                                                      832             1,075
   Amounts due members                                                                      20,051             7,876
                                                                                         ---------         ---------
            Total current liabilities                                                       21,489            10,023
Long-term debt                                                                               1,000             1,200
Other non-current liabilities                                                                    0               832
                                                                                         ---------         ---------
            Total liabilities                                                               22,489            12,055
Commitments and contingencies
Class B cumulative redeemable preferred stock, liquidation
   preference $10 per share; authorized - 500,000 shares; issued and
     outstanding 12,109 shares                                                                 122               122
Common stock, par value $5, authorized - 5,000,000 shares; issued
   and outstanding 1,918,766 and 1,927,226 shares, respectively                              9,594             9,636

Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                   14,404            14,404
   Non-cumulative preferred stock, par value $25, authorized
     5,000,000 shares; issued and outstanding 29,328 shares                                    733               733
   Class A cumulative preferred stock, liquidation preference
     $25 per share, authorized 10,000,000 shares; issued and
       outstanding 4,604,139 shares                                                        115,104           115,104
   Special membership interests                                                             21,733            21,733
   Accumulated deficit                                                                    (135,949)         (137,388)
                                                                                         ---------         ---------
            Total shareholders' and members' capitalization                                 16,025            14,586
                                                                                         ---------         ---------
            Total liabilities and shareholders' and members' capitalization              $  48,230         $  36,399
                                                                                         =========         =========

The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc.
Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                                   Six Months Ended
                                                                                             -----------------------------
                                                                                             December 27,     December 28,
                                                                                                 2003             2002
                                                                                              --------         --------
Cash Flows from Operating Activities:
     Net income                                                                               $  5,443         $  7,803
     Adjustments to reconcile net income to net cash used in operating activities:
       Amortization of certain intangible assets                                                     0              144
       Amortization of debt issue costs, amendment costs, and discount on subordinated
         promissory notes                                                                            0            1,201
       Amortization of transition service receivable                                               263              192
       Depreciation                                                                                  0            3,833
       Gain from transaction with Birds Eye Foods, Inc. and related agreements                  (3,681)          (7,990)
       Equity income from Agrilink Holdings LLC                                                 (1,878)          (3,652)
       Equity in undistributed earnings of joint venture                                             0             (277)
     Change in assets and liabilities:
         Accounts receivable                                                                   (11,474)           1,818
         Inventories and prepaid manufacturing expense                                               0          (33,170)
         Income taxes                                                                                0              (76)
         Accounts payable and other accrued expenses                                            (1,541)          (9,522)
         Amounts due members                                                                    12,174            8,649
         Deferred tax asset and liability                                                            0            1,537
         Other assets and liabilities, net                                                         (40)             737
                                                                                              --------         --------
Net cash used in operating activities                                                             (734)         (28,773)
                                                                                              --------         --------

Cash Flows from Investing Activities:
     Proceeds from Termination Agreement with Birds Eye Foods, Inc.                              6,000            6,000
     Purchase of property, plant and equipment                                                       0           (2,187)
     Proceeds from investment in CoBank                                                             29            1,115
     Advances to joint venture                                                                       0           (1,512)
     Cash at the date of deconsolidation with Birds Eye Foods, Inc.                                  0           (5,818)
                                                                                              --------         --------
Net cash provided by/(used in) investing activities                                              6,029           (2,402)
                                                                                              --------         --------

Cash Flows from Financing Activities:
     Net proceeds from issuance of short-term debt                                                   0           22,000
     Payments on long-term debt                                                                   (200)            (292)
     Payments on capital leases                                                                      0              (38)
     Repurchases of common stock, net                                                              (42)            (497)
     Cash dividends paid                                                                        (4,004)          (4,422)
                                                                                              --------         --------
Net cash (used in)/provided by financing activities                                             (4,246)          16,751
                                                                                              --------         --------

Net change in cash and cash equivalents                                                          1,049          (14,424)
Cash and cash equivalents at beginning of period                                                   367           14,686
                                                                                              --------         --------
Cash and cash equivalents at end of period                                                    $  1,416         $    262
                                                                                              ========         ========

Supplemental Schedule of Non-Cash Investing Activities
     Value of Pro-Fac's common equity ownership in Agrilink Holdings LLC                      $      0         $ 31,400
                                                                                              ========         ========

The accompanying notes are an integral part of these financial statements.

                            PRO-FAC COOPERATIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") is a New York agricultural cooperative corporation which markets crops grown by its members. Birds Eye Foods, Inc. ("Birds Eye Foods," formerly Agrilink Foods, Inc.) through August 18, 2002, was a wholly-owned subsidiary of Pro-Fac. Prior to August 19, 2002, the results of the Cooperative were consolidated with Birds Eye Foods and intercompany transactions and balances were eliminated. Subsequent to August 18, 2002, Pro-Fac no longer consolidates Birds Eye Foods but accounts for its investment in Agrilink Holdings LLC (as that entity is described below in this NOTE 1 to the "Notes to Financial Statements") under the equity method of accounting. See the detailed description of the August 19, 2002 transaction below.

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

See NOTE 2 to the "Notes to Financial Statements" for additional disclosures regarding agreements with Birds Eye Foods and discussion of the related gain to Pro-Fac as a result of the Transaction.

Basis of Presentation: The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the period ended December 27, 2003 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 28, 2003.

Commercial Market Value Adjustment: At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac authorized the deduction of 1 percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction (approximately $0.6 million) was withheld from the July 2003 CMV payment and will be withheld from the July 2004 CMV payment. The Board of Directors of Pro-Fac will review this action annually.

Equity Method of Accounting:
----------------------------

Pro-Fac accounts for its investment in Holdings LLC under the equity method of accounting.

The only significant asset of Holdings LLC is its indirect 100% ownership of Birds Eye Foods.

The following schedule sets forth summarized financial information of Birds Eye Foods, Inc.

(Dollars in Thousands)             Three Months Ended   Three Months Ended     Six Months Ended     Six Months Ended
                                      December 27,         December 28,          December 27,         December 28,
                                         2003                2002                  2003                  2002
                                     ------------         -----------           ------------         ------------
Net Sales                             $ 253,839            $ 265,129             $ 446,330             $ 367,568

Costs and Expenses                      241,610              251,542               431,229               352,506
                                      ------------------------------             -------------------------------
Net Income                            $  12,229            $  13,587             $  15,101             $  15,062
                                      ==============================             ===============================

Holdings LLC has preferred units which accrue a preferred return at the rate of 15 percent per annum, based on a 360 day year and compounded quarterly.

Pro-Fac currently owns 40.5 percent of the remaining common interest.

The Preferred Return on Holdings LLC preferred units is taken into account in determining Pro-Fac's share of the earnings of Holdings LLC under the equity method of accounting.

New Accounting Pronouncements: In May 2003, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in the balance sheet. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a significant effect on the operations of the Cooperative.

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

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage is recorded as an adjustment to Pro-Fac's investment in Holdings
LLC. The remaining payments are recognized as additional gain on the transaction with Birds Eye Foods in the period received. Accordingly, through the first six months of both fiscal 2004 and fiscal 2003, Pro-Fac recognized approximately $3.7 million as additional gain from the receipt of termination payments.

Transitional Services Agreement: Pro-Fac and Birds Eye Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Birds Eye Foods agreed to provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Birds Eye Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac. Pursuant to the Transitional Services Agreement, the general manager of Pro-Fac may also be an employee of Birds Eye Foods, in which case he will report to the Chief Executive Officer of Birds Eye Foods with respect to his duties for Birds Eye Foods, and to the Pro-Fac Board of Directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement are employees of Birds Eye Foods and report to the Chief Executive Officer or other representatives of Birds Eye Foods. Stephen R. Wright, the General Manager and Secretary of Pro-Fac, is an employee of Birds Eye Foods. As an employee of Birds Eye Foods, Mr. Wright's salary is paid by Birds Eye Foods. In that regard, Stephen R. Wright has accepted the position of General Manager/CEO of Pro-Fac effective August 19, 2004, the terms of his employment have yet to be negotiated.

In fiscal 2003, Pro-Fac recorded the estimated value of these services, $1.0 million, as services receivable and proceeds from the Transaction, prior to elimination of 40.72 percent of the amount due to Pro-Fac's investment in Holdings LLC. This estimated value of the services to be received by the Cooperative is being amortized to expense over the term of the Transitional Services Agreement. In fiscal 2003, Pro-Fac recognized approximately $0.6 million as additional gain from the Transaction related to the total estimated value of the Transitional Services Agreement, net of elimination.

Gain from Transaction with Birds Eye Foods, Inc.: Prior to the Transaction, certain amounts owed by Pro-Fac to Birds Eye Foods were forgiven. The amounts forgiven were approximately $36.5 million and represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand payable. After adjusting for the amounts forgiven, Pro-Fac's investment in Birds Eye Foods prior to the Transaction was approximately $24.9 million. The value of the Cooperative's 40.72 percent common equity ownership in Holdings LLC on August 19, 2002 was valued at $31.4 million. The Cooperative recognized a gain of $3.8 million from this exchange in fiscal 2003.

As a result of the agreements described above, based on the approximate 40.72 percent common equity ownership, the Cooperative recognized a total gain, in the first six months of fiscal 2004 and fiscal 2003, of approximately $3.7 million and $8.0 million, respectively.

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

NOTE 3. DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. Amounts borrowed and interest are required to be paid only upon sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holdings LLC or one or more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. As of December 27, 2003, there was an outstanding loan amount of $1.0 million.

Line of Credit: The Cooperative has a $1.0 million line of credit (the "M&T Line of Credit") from Manufacturers and Traders Trust Company ("M&T Bank"). As of December 27, 2003, there were no borrowings outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at .75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by the Bank, as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be paid down to zero during each year by July 15, and maintained for a minimum of 90 consecutive days. The first paydown, if necessary, will commence July 15, 2004. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. However, the collateral does include any distributions from the common units and cash payments made by Birds Eye Foods to the Cooperative.

Pro-Fac guarantees certain obligations of Birds Eye Foods. Following is a schedule of obligations at December 27, 2003 that are guaranteed by the Cooperative.

(Dollars in Millions)

                                                               Amounts
Contractual Obligations Guaranteed                            Committed                   Expiration
----------------------------------                            ---------                   ----------
Senior Subordinated Notes - 11 7/8 Percent                      $50.0                    November 2008
Subordinated Promissory Note                                    $39.2                    November 2008

For additional information about Pro-Fac's obligations as a guarantor, see the discussion in "Note 6. Other Matters, Guarantees and Indemnifications."

NOTE 4. SPECIAL MEMBERSHIP INTERESTS

In conjunction with the Transaction, the Pro-Fac Board of Directors determined that it was in the best interests of Pro-Fac and its members to make certain changes to the Cooperative's Certificate of Incorporation and Bylaws. Included in these changes was the creation of Pro-Fac special membership interests.

The special membership interests were allocated to the then current and former members of Pro-Fac who had made patronage deliveries to or on behalf of Pro-Fac in the six fiscal years ended June 29, 2002, in proportion to the patronage deliveries made by those members in each case during that six fiscal year period. The aggregate amount of special membership interest allocated is equal to Pro-Fac's earned surplus as of June 29, 2002, calculated in a manner consistent with the past custom and practice of Pro-Fac and excluding only effects of the non-cash impairment charge recorded in the fourth quarter of fiscal 2002. The purpose of the allocation of the special membership interests was to preserve for the then current and former members at the date of the Transaction, the book appreciation in value of their former investment in Birds Eye Foods.

NOTE 5. OPERATING SEGMENTS

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Birds Eye Foods.

Subsequent to August 19, 2002, the Cooperative operates in one segment, the marketing of crops grown by its members.

Birds Eye Foods accounted for segments using SFAS No. 131, "Disclosures about Segments of an Enterprise". SFAS No. 131 establishes requirements for reporting information about operating segments and establishes standards for related disclosures about products and services, and geographic areas. As management of Birds Eye Foods made the majority of its operating decisions based upon Birds Eye Foods' significant product lines, Birds Eye Foods elected to utilize significant product lines in determining its operating segments. Birds Eye Foods' four primary operating segments were as follows: vegetables, fruits, snacks, and canned meals.

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

The following table illustrates the operating segment information of the Cooperative for the periods during which the Cooperative operated in more than one segment:

(Dollars in Millions)

                                           Six Months
                                             Ended
                                          December 28,
                                              2002
                                          ------------
Net Sales:
Vegetables                                   $ 69.5
Fruits                                         13.1
Snacks                                         11.8
Canned Meals                                    4.4
Other                                           4.9
                                             ------
Total                                        $103.7
                                             ======

Operating income:
Vegetables                                   $  3.8
Fruits                                          2.1
Snacks                                          1.3
Canned Meals                                    0.3
Other                                           0.4
                                             ------
Continuing segments                             7.9
Equity income from Agrilink
Holdings LLC (for the period
August 19, 2002 to December 28,
2002)                                           3.7
Gain from transaction with Birds Eye
Foods, Inc. and related agreements              8.0
Selling, administrative, and general           (0.9)
Legal matters and settlement expenses          (1.6)
                                             ------
Total consolidated operating income            17.1
Interest expense, net                          (7.7)
                                             ------
Income before taxes                          $  9.4
                                             ======

NOTE 6. OTHER MATTERS

Legal Matters: In the fourth quarter of fiscal 2003, Pro-Fac recorded a liability of $832,500 relating to the settlement of claims of Kenyon Zero Storage, Inc., the plaintiff in a lawsuit commenced on August 27, 2001, in U.S. District Court for the Eastern District of Washington (the "Kenyon Zero Storage Matter"), under a surety bond issued pursuant to a vegetable plant lease. The liability was recorded because Pro-Fac was the indemnitor of the surety bond. Pro-Fac will pay the amount of $832,500 to the surety on July 1, 2004. On September 2, 2003, Kenyon Zero Storage, which also alleged that Pro-Fac breached a 20-year lease of a vegetable plant located in Grandview, Washington between AgriFrozen and the plaintiff, agreed to a settlement of that claim. The parties have executed general releases and a stipulation of dismissal was filed with the court, providing for the full and final settlement, dismissal and release of all litigation brought by Kenyon Zero Storage in exchange for a settlement payment of $570,000. The liability of $570,000 was recorded in the fourth quarter of fiscal 2003. Pro-Fac paid the $570,000 liability in September, 2003.

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

Guarantees and Indemnifications: Pro-Fac is a guarantor, under an Indenture dated November 18, 1998, between Birds Eye Foods, the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc., as trustee, which Indenture was amended by a First Supplemental Indenture dated July 22, 2002, among Birds Eye Foods, the Guarantors named therein and The Bank of New York (as successor trustee to IBJ Schroder Bank & Trust Company), as trustee, and as further amended by a Second Supplemental Indenture dated March 1, 2003, of Birds Eye Foods' obligations under its 11 7/8 percent Senior Subordinated Notes issued by Birds Eye Foods in fiscal 1999 in the original aggregate principal amount of $200.0 million. The principal amount is due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semi-annually in arrears on May 1 and November 1. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the 11 7/8 percent Senior Subordinated Notes, including the payment in full when due of all principal and interest on the 11 7/8 percent Senior Subordinated Notes at maturity or otherwise and, in the event of any extension of time of payment or renewal of any of the 11 7/8 percent Senior Subordinated Notes, that the Notes will be promptly paid in full when due pursuant to the terms of any such extension or renewal. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the 11 7/8 percent Senior Subordinated Notes. As of December 27, 2003, the outstanding loan principal was $50.0 million.

As partial consideration for the acquisition in fiscal 1999 of the frozen and canned vegetable business of Dean Foods Company, Birds Eye Foods issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. The Subordinated Promissory Note is currently owned by GLK, LLC, a New York limited liability company, whose members are Birds Eye Foods and GLK Holdings, Inc. which is a wholly owned subsidiary of Birds Eye Foods. Pro-Fac guarantees Birds Eye Foods' obligations under that Note. Interest on the Subordinated Promissory Note accrues quarterly in arrears, commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accruing through November 22, 2003 was paid in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Birds Eye Foods satisfied this requirement through the issuance of additional promissory notes. Interest accruing after November 22, 2003 is payable in cash. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the Subordinated Promissory Note, including the payment in full when due of all principal and interest on the Note. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the Note. As of December 27, 2003, the outstanding loan amount subject to the Cooperative's guarantee includes principal of $30.0 million and interest of $9.2 million.

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

From time to time, in the ordinary course of its business, Pro-Fac has, or may, enter into agreements with its customers, suppliers, service providers and business partners, which contain indemnification provisions. Generally, such indemnification provisions require, the Cooperative to indemnify and holds harmless the indemnified party(ies) and to reimburse the indemnified party(ies) for claims, actions, liabilities, losses and expenses in connection with any personal injuries or property damage resulting from any Pro-Fac products sold or services provided. Additionally, the Cooperative may from time to time agree to indemnify and hold harmless its providers of services from claims, actions, liabilities, losses and expenses relating to their services to Pro-Fac, except to the extent finally determined to have resulted from the fault of the provider of services relating to such services. The level of conduct constituting fault of the service provider will vary from agreement to agreement and may include conduct, which is defined in terms of negligence, gross negligence, willful misconduct, omissions or other culpable behavior. The term of these indemnification provisions is generally not limited. The maximum potential future payments that the Cooperative could be required to make under these indemnification provisions are unlimited and are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses to the claims, which are not estimable. Historically, costs incurred to resolve claims related to these indemnification provisions have not been material to the Cooperative's financial position, results of operations or cash flows.

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

As of the date of this report, Pro-Fac does not expect to be required to perform under the guarantees and indemnifications described above.

NOTE 7. SUBSEQUENT EVENTS

Dividends: Subsequent to December 27, 2003, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $2.0 million and were paid on January 30, 2004.

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

o the continuation of Birds Eye Foods' success in integrating operations (including the realization of anticipated synergies in operations and the timing of any such synergies), success with new product introductions, effectiveness of marketing and shifts in market demand, and the availability of acquisition and alliance opportunities (see the discussion under "NOTE 2. Agreements with Birds Eye Foods " under "Notes to Consolidated Financial Statements");

o    interest rate fluctuations;

o    the Cooperative's ability to service debt;

o Birds Eye Foods' ability to service its debt that is guaranteed by Pro-Fac (see the information under the heading "Liquidity and Capital Resources" in Item 2 of this Report);

o risks associated with the Cooperative's contractual relationship with Birds Eye Foods', including the possibility of a reduced demand for crops produced by Pro-Fac members, the availability and sufficiency of shortfall payments by Birds Eye Foods, Inc.

     under the Amended and Restated Marketing and Facilitation Agreement, and the potential consequences of a termination of that relationship; the ability of the Cooperative to operate its business using the resources made available under the Termination Agreement and Transitional Services Agreement (see the discussion of these Agreements under "NOTE 2. Agreements with Birds Eye Foods" under "Notes to Financial Statements") with Birds
     Eye Foods, Inc. and Pro-Fac's ability to successfully operate its business after the expiration of those agreements. Pro-Fac is currently evaluating alternatives for replacing services received from Birds Eye Foods under the Transitional Services Agreement which expires August 18, 2004. In that regard, Stephen R. Wright has accepted the position of General Manager/CEO of Pro-Fac effective August 19, 2004, the terms of his employment have yet to be negotiated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac's financial condition and results of operations in the second quarter and first six months of fiscal 2004 as compared to such periods in fiscal 2003. This section should be read in conjunction with Part I, Item I, Financial Statements of this Report.

      CHANGES FROM SECOND QUARTER FISCAL 2003 TO SECOND QUARTER FISCAL 2004

Equity income from Agrilink Holdings LLC: For the quarter ended December 27, 2003, the Cooperative recognized income of approximately $2.5 million from Holdings LLC, as compared to income of approximately $3.8 million in the quarter ended December 28, 2002.

Gain from transaction with Birds Eye Foods, Inc and related agreements: Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's ownership percentage in Holdings LLC is recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining payments are recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the second quarter of both fiscal 2004 and fiscal 2003, Pro-Fac recognized approximately $1.2 million as additional gain from the receipt of the termination payments.

Commercial market value adjustment: At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac authorized the deduction of 1 percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction will be withheld from the July 2004 CMV payments. The 1 percent deduction for the 2002 growing season, which was withheld from the July 2003 CMV payment, resulted in approximately $0.6 million of income for the fiscal 2003 which was recorded during the third quarter, as compared to the approximately $0.2 million recorded in the second quarter of fiscal 2004.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.3 million for the quarter ended December 27, 2003 and the comparable 2003 period.

Legal matters and settlement expenses: In anticipation of the final settlement of the Blue Line and Seifer Trust litigation, Pro-Fac recorded a liability for approximately $1.3 million during the second quarter of fiscal 2003. The Cooperative incurred approximately $.2 million of additional legal costs associated with these matters during the second quarter of fiscal 2003.

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

    CHANGES FROM FIRST SIX MONTHS FISCAL 2003 TO FIRST SIX MONTHS FISCAL 2004

Prior to August 18, 2002, Birds Eye Foods was a wholly owned subsidiary of Pro-Fac. Through (and including) August 18, 2002, the results of Pro-Fac were consolidated with Birds Eye Foods. During that period Birds Eye Foods operated through four primary product lines, consisting of vegetables, fruit, snacks and canned meals. The majority of each of the product line's net sales were within the United States and, with the exception of one facility in Mexico, all of Birds Eye Foods' facilities were located in the United States. The consolidated financial statements were after elimination of intercompany transactions and balances.

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
                                                              ========

As a result of the Transaction described in NOTE 1 of the "Notes to Consolidated Financial Statements," the results of operations for the approximately seven weeks outlined above are not comparable with those of the six months of fiscal 2004. Accordingly, the following is a discussion of the remaining components included in the results of operations of Pro-Fac for the first six months of fiscal 2003 as compared to fiscal 2004.

Equity income from Agrilink Holdings LLC: For the six months ended December 27, 2003, the Cooperative recognized income of approximately $1.9 million from Holdings LLC, as compared to income of approximately $3.6 million in the fiscal 2003 period.

Gain from transaction with Birds Eye Foods, Inc and related agreements: On August 19, 2002, the Cooperative contributed to the capital of Holdings LLC all of the shares of Birds Eye Foods' common stock owned by Pro-Fac in exchange for Class B common units of Holdings LLC representing a then 40.72 percent interest. Pro-Fac's investment in Birds Eye Foods prior to the Transaction was approximately $24.9 million. This amount reflects the forgiveness by Birds Eye Foods of approximately $36.5 million, which represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand payable. The value of the Cooperative's 40.72 percent common equity ownership in Holdings LLC on August 19, 2002 was estimated at $31.4 million as of the Closing Date of the Transaction. In the first six months of fiscal 2003, the Cooperative recognized a gain of $3.8 million from this exchange.

In addition, Pro-Fac and Birds Eye Foods entered into the Transitional Services Agreement described in NOTE 2 to the "Notes to Consolidated Financial Statements." The estimated value of services to be received by Pro-Fac under the agreement, of approximately $1.0 million, has been reflected as additional proceeds from the Transaction. Accordingly, in the first six months of fiscal 2003, Pro-Fac recognized approximately $.6 million as additional gain from the Transitional Services Agreement.

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

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's ownership percentage in Holdings LLC is recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining payments are recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the first six months of both fiscal 2004 and fiscal 2003, Pro-Fac recognized approximately $3.7 million as additional gain from the receipt of the termination payments.

As a result of the agreements described above, the Cooperative recognized a total gain, through the first six months of fiscal 2004, of approximately $3.7 million, as compared to approximately $8.0 million in the first six months of fiscal 2003.

Commercial market value adjustment: At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac authorized the deduction of 1 percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction will be withheld from the July 2004 CMV payments. The 1 percent deduction for the 2002 growing season, which was withheld from the July 2003 CMV payment, resulted in approximately $0.6 million of income for fiscal 2003 which was recorded during the third quarter, as compared to the approximately $0.6 million recorded the first six months of fiscal 2004.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.5 and $0.8 million for the six months ended December 27, 2003 and December 28, 2002, respectively. During the first six months of fiscal 2003, the Cooperative paid approximately $.4 million to obtain insurance from St. Paul Mercury Insurance Company and Great American Insurance Company, insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative for events occurring prior to August 19, 2002 where claims are submitted prior to August 19, 2008. This insurance has a term expiring on August 19, 2008.

The remaining expenses for the first six months of fiscal 2004 and fiscal 2003 were for general operating purposes of the Cooperative.

Legal matters and settlement expenses: The Cooperative incurred approximately $0.2 million of legal costs associated with legal matters, as disclosed in NOTE 6 to the "Notes to Financial Statements," in the first six months of fiscal 2004. In anticipation of the final settlement of the Blue Line and Seifer Trust litigations, Pro-Fac recorded a liability for approximately $1.3 million during the first six months of fiscal 2003. The Cooperative incurred approximately $0.2 million of additional legal costs associated with these matters during the first six months of fiscal 2003.

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

From and after August 19, 2002 and through and including August 19, 2007, Pro-Fac's primary source of cash is presently expected to be the $10.0 million annual payments due to it from Birds Eye Foods pursuant to the Termination Agreement, the last installment payment of $2.0 million pursuant to that agreement being payable on April 1, 2007, and the commercial market value or "CMV" payments made to it by Birds Eye Foods for crops pursuant to the Amended and Restated Marketing and Facilitation Agreement. Although Pro-Fac's business strategy is to expand its sources of cash through expanding the types of products and/or services it offers, the actual amount of cash that may be generated from Pro-Fac's expanded operations will depend on how successful Pro-Fac is in implementing its business strategy, including controlling any associated costs.

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

Although CMV payments are a source of cash to Pro-Fac, with the exception of the Board's decision to deduct 1% of CMV otherwise payable to its grower-members for crops delivered in 2003 ($0.6 million) and 2004 ($0.6 million through December 27, 2003), Pro-Fac has typically paid 100% of CMV to its member-growers. The Pro-Fac Board of Directors determines annually the amount of CMV that will be paid out to the Pro-Fac member-growers for crops supplied for the immediately preceding growing season after taking into account Pro-Fac's need to establish reserves for its anticipated operating and other expenses.

Any cash generated from expanded products and/or services offerings by Pro-Fac is currently anticipated to be a secondary source of cash.

In addition to the cash payments to Pro-Fac pursuant to the Termination Agreement and the possible cash distributions to Pro-Fac pursuant to the Limited Liability Company Agreement, Pro-Fac has available up to $1.0 million per year, until August 19, 2007, under the Credit Agreement with Birds Eye Foods and up to $1,000,000 under a line of credit from Manufacturers and Traders Trust Company ("M&T Bank").

The Cooperative has a $1,000,000 line of credit available from M&T Bank (the "M&T Line of Credit"). Principal amounts borrowed under the M&T Line of Credit bear interest at .75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank, as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 90 consecutive days after such repayment. Pro-Fac's obligations under the M&T Line of Credit are secured by a security interest granted to M&T in substantially all of its assets, excluding Pro-Fac's Class B common units owned in Holdings LLC. However, the collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

As of December 27, 2003, there was no outstanding amount under the M&T Line of Credit.

Under the Transitional Services Agreement, Birds Eye Foods has agreed to provide Pro-Fac certain administrative and other services until August 18, 2004. After termination of that Agreement, Pro-Fac will begin to pay for the services currently being provided under that Agreement, including salary, administrative and other expenses. Pro-Fac is currently evaluating alternatives for replacing services received from Birds Eye Foods under the Transitional Services Agreement which expires August 18, 2004. In that regard, Stephen R. Wright has accepted the position of General Manager/CEO of Pro-Fac effective August 19, 2004, the terms of his employment have yet to be negotiated.

Net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, is used to pay Pro-Fac's operating expenses as well as to pay dividends on its capital stock and fund repurchases of its common stock. Dividends on Pro-Fac's preferred stock were $4.0 million in the first six months of fiscal 2004 and 2003, respectively.

A discussion of "Unaudited Statement of Cash Flows" for the six months ended December 27, 2003 of fiscal 2004 follows:

Net cash used in operations for the first six months of fiscal 2004 represents the payment for previously settled legal matters ($1.1 million), payment of operating expenses ($0.5 million), reduction in regular accounts payable ($0.2 million), net of collection of the 2003 CMV holdback ($0.6 million) and an increase in the amount due members, net of receivables from customers ($0.6 million). (See the discussion of Legal Matters under "Note 6. Other Matters" under "Notes to Financial Statements" in Part I, Item 1 of this Report).

Net cash provided by investing activities for the first six months of fiscal 2004 was $6.0 million. This amount primarily represents the receipt by the Cooperative of $6.0 million from Birds Eye Foods under the Termination Agreement.

Net cash used in financing activities of approximately $4.2 million primarily represents dividends paid of approximately $4.0 million and net repayment of debt of $0.2 million by the Cooperative during the first six months of fiscal 2004.

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

Contractual Obligations Guaranteed
----------------------------------

There have been no material changes to our contractual obligations since June 28, 2003.

Critical Accounting Policies: The preparation of these financial statements requires Pro-Fac's management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, Pro-Fac evaluates its estimates.

As a result of the Transaction, Pro-Fac no longer consolidates the results of Birds Eye Foods. After the Transaction, Pro-Fac's estimates affecting the financial statements relate primarily to contingencies. Certain accounting policies deemed critical to Pro-Fac's results of operation or financial position after the Transaction are discussed below.

Pro-Fac markets and sells its members' crops to food processors, including Birds Eye Foods. Under the provisions of Emerging Issues Task Force 99-19, "Reporting Revenue Gross Versus Net as an Agent", subsequent to the Transaction, the Cooperative records activity between customers, itself and its members on a net basis.

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

The cherry crop from the fiscal 2003 growing seasons was affected by weather in the prime growing areas in Michigan. Both raw and frozen cherry commercial market values have, therefore, significantly increased from historic levels.

For the 2003 crop season, unexpected higher than average temperatures in the Northeast and Midwest regions reduced crop intake. The reduction in crop intake is not expected to materially impact average commercial market values.

ITEM 4. CONTROLS AND PROCEDURES

Pro-Fac's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Pro-Fac's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Pro-Fac's Principal Executive Officer and Principal Financial Officer concluded that Pro-Fac's disclosure controls and procedures as of December 27, 2003 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

   Exhibit Number                     Description
   --------------                     -----------

         10.1 Demand Note between the Cooperative and Manufacturers and Traders Trust Company, dated as of December 1, 2003.

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

     (b) Reports on Form 8-K:

           On November 10, 2003 the Cooperative furnished a Report on Form 8-K. Pursuant to Item 12, Pro-Fac Cooperative Inc. furnished its press release dated November 10, 2003, which reported its financial results for the quarter ended September 27, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PRO-FAC COOPERATIVE, INC.


Date:  February 10, 2004         BY: /s/ Stephen R. Wright
     --------------------           ----------------------
                                      STEPHEN R. WRIGHT
                                General Manager and Secretary
                             (On Behalf of the Registrant and as
                                 Principal Executive Officer
                               Principal Financial Officer, and
                                 Principal Accounting Officer)