Form 10-K/A
period 2003-06-28
PRO FAC COOPERATIVE INC
filed 2004-05-13
CIK 202932

================================================================================

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   Form 10-K/A
                                (Amendment No. 1)

                                   ----------

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXHANGE ACT OF 1934

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 28, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Transition Period from _______ to _______

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

                        YES [X]                     NO[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  YES [ ]           NO [X]

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

           Number of common shares outstanding at September 15, 2003:
                             Common Stock: 1,927,226

================================================================================


                                  1 of 75 Pages

                                EXPLANATORY NOTE

The purpose for this Form 10-K/A (Amendment No. 1) is (i) to amend Pro-Fac Cooperative, Inc.'s Form 10-K for the fiscal year ended June 28, 2003 to include restated financial statements, as discussed in NOTE 16 of the "Notes to the Consolidated Financial Statements" and as announced in Pro-Fac's Current Report on Form 8-K on April 12, 2004, (ii) to amend and restate each item of Pro-Fac's Annual Report on Form 10-K for the fiscal year ended June 28, 2003, filed with the Securities and Exchange Commission on September 26, 2003, which has been affected by the restated financial statements, and (ii) to include the audited consolidated financial statements of Birds Eye Holdings LLC (formerly Agrilink Holdings LLC) for the period August 19,2002 through June 28, 2003. The items of Pro-Fac Cooperative's Form 10-K for the fiscal year ended June 28, 2003 which are amended and restated in their entireties herein are: Part II, Item 6 - Selected Financial Data, Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 8 - Financial Statements and Supplementary Data, Part II, Item 9-A Controls and Procedures and
Part IV, Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K. In addition, an amendment was made to change Pro-Fac's percentage ownership in the common equity of Holdings LLC as of September 16, 2003, from 40.89% to 40.52% in Part I, Item 1 -- Description of Business -- General Development of Business, Limited Liability Company Agreement of Agrilink Holdings LLC; a typographical error was corrected under Part I, Item 1 -- Description of Business -- Narrative Description of Business, Pro-Fac's Business Prior to August 19, 2002, to reflect the fact that Pro-Fac's discussion of its business with Birds Eye Foods prior to August 19, 2002 is based on five product lines, as opposed to four; a note was added to the table contained in Part II, Item 5 -- Market for Registrant's Common Stock and Related Stockholder Matters - to clarify that the value of the shares exchanged was determined based on the liquidation preference of $25 per share of non-cumulative preferred stock; a sentence was added in Part II, Item 7A -- Quantitative and Qualitative Disclosures about Market Risk -- to highlight the fact that Pro-Fac is subject to interest rate fluctuations related to borrowings under its M&T Line of Credit. Except as described in this Explanatory Note, this Form 10-K/A (Amendment No. 1) does not otherwise modify the disclosures in Pro-Fac Cooperative, Inc.'s Annual Report on Form 10-K for the fiscal year ended
June 28, 2003 filed with the Securities and Exchange Commission on
September 26, 2003.

                  FORM 10-K/A ANNUAL REPORT - Fiscal Year 2003
                            PRO-FAC COOPERATIVE, INC.
                                TABLE OF CONTENTS

                                     PART I
                                                                                                      PAGE
          Cautionary Statement on Forward-Looking Statements.......................................     4

ITEM  1.  Description of Business
             General Development of Business.......................................................     4
             Narrative Description of Business.....................................................     9
ITEM  2.  Properties...............................................................................    13
ITEM  3.  Legal Proceedings........................................................................    14
ITEM  4.  Submission of Matters to a Vote of Security Holders......................................    14

                                     PART II

ITEM  5.  Market for Registrant's Common Stock and Related Security Holder Matters.................    15
ITEM  6.  Selected Financial Data..................................................................    16
ITEM  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....    17
ITEM  7A. Quantative and Qualitative Disclosures about Market Risk.................................    28
ITEM  8.  Financial Statements and Supplementary Data..............................................    29
ITEM  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....    62
ITEM  9A. Controls and Procedures..................................................................    62

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.......................................    63
ITEM 11.  Executive Compensation...................................................................    65
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
             Matters...............................................................................    66
ITEM 13.  Certain Relationships and Related Transactions...........................................    68

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................    70
          Signatures...............................................................................    73

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") or persons acting on behalf of Pro-Fac may make oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Report and other statements made in this Form 10-K/A and in other filings with the SEC.

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

o the continuation of Birds Eye Foods, Inc.'s (formerly Agrilink Foods, Inc.) success in integrating operations (including the realization of anticipated synergies in operations and the timing of any such synergies), success with new product introductions, effectiveness of marketing and shifts in market demand, and the availability of acquisition and alliance opportunities (see the discussion under the heading "Description of Business - General Development of Business" in Part I, Item 1 of this Form 10-K/A regarding the current relationship with Birds Eye Foods, Inc. and "NOTE 3. Agreements with Birds Eye Foods and AgriFrozen" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.);

o    interest rate fluctuations;

o    the Cooperative's ability to service debt;

o Birds Eye Foods, Inc.'s ability to service its debt that is guaranteed by Pro-Fac (see the information under the heading "Liquidity and Capital Resources" in Part II, Item 7 of this Report and "NOTE 14. Other Matters - Commitments" under "Notes to Consolidated Financial Statements" in Part II,
     Item 8 of this Report);

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

(iv) Credit Agreement. Birds Eye Foods and Pro-Fac entered into a credit agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. For additional information about the Credit Agreement and the terms of the Credit Facility, see "NOTE 9. Long-term Debt" under "Notes to Consolidated Financial Statements" in
Part II, Item 8 of this Report.

(v) Limited Liability Company Agreement of Agrilink Holdings LLC. Pro-Fac and Vestar, together with others, including Stephen R. Wright, are parties to a limited liability company agreement dated August 19, 2002 (and as amended from time to time, the "Limited Liability Company Agreement") that contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC. As of September 16, 2003, Pro-Fac owned 40.52 percent of the common equity of Holdings LLC through its ownership of 321,429 Class B common units.

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

     o third, 100 percent to the holders of Class A common units, Class B common units, Class C common units, and Class E common units, pro rata, until each such unit holder's unreturned common capital contribution has been reduced to zero; and

     o fourth, after the holders of Class A common units, Class B common units, Class C common units and Class E common units have been paid their unreturned common capital contributions, the balance of distributable assets, if any, will be distributed to the holders of Class A common units, Class B common units, Class C common units, Class D common units and Class E common units. The amount distributable to such holders is determined based upon the number of Class C common units and Class D common units outstanding and upon whether certain performance hurdles have been satisfied. As the various performance hurdles are satisfied, the percentage of any remaining distributable assets distributable to the holders of Class A common units, Class B common units and Class E common units decreases from approximately 96 percent to 90 percent, the percentage of remaining distributable assets distributable to the holders of Class C common units decreases from approximately 2 percent to 1.872 percent and the percentage of remaining distributable assets distributable to the holders of Class D common units increases from approximately 2 percent to 8.112 percent.

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

(vi) Securityholders Agreement: Holdings LLC, Pro-Fac and Vestar, together with others, including officers of Pro-Fac and Birds Eye Foods (the "Management Investors"), entered into a securityholders agreement dated August 19, 2002 (and as amended from time to time, the "Securityholders Agreement") containing terms and conditions relating to the transfer of membership interests in and the management of Holdings LLC. Among other things, the Securityholders Agreement includes a voting agreement pursuant to which the holders of common units agree to vote their common units and to take any other action necessary to cause the authorized number of members or directors for each of the respective management committees or boards of directors of Holdings LLC, Holdings, Inc. and Birds Eye Foods to be set at not less than nine but not more than 11, as determined by Vestar, and to elect or cause to be elected to the respective management committees or boards of directors of Holdings LLC, Holdings, Inc. and Birds Eye Foods, six members/directors designated by Vestar, two members/directors designated by Pro-Fac, one member/director who shall be the chief executive officer of Birds Eye Foods and two members/directors designated by Vestar who shall be independent of Holdings LLC, its subsidiaries' management (including Birds Eye Foods) and Vestar.

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

                  Financial Information About Industry Segments

Prior to August 19, 2002, Pro-Fac consolidated its operating result with Birds Eye Foods. In the fourth quarter of fiscal 2003, after Pro-Fac no longer consolidated its operations with Birds Eye Foods, Birds Eye Foods changed its product segments to conform to new internal management reporting used to monitor and manage financial performance. Prior to that change, Birds Eye Foods described its business as having four primary product lines: vegetables, fruits, snacks and canned meals. Because Birds Eye Foods' change was motivated for internal management reporting purposes and because Pro-Fac no longer consolidates its operating results with Birds Eye Foods, Pro-Fac has not restated the segment information to reflect Birds Eye Foods' change. The following discussion of Pro-Fac's business with Birds Eye Foods prior to August 19, 2002 is based on the five product lines. "Note 12. Operating Segments" under "Notes to Consolidate Financial Statements" in Part II, Item 8 of this Report, provides information based on Birds Eye Foods historical segment information, including revenues, income(loss) and total assets.

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

                                   Brand Name

Birds Eye, Birds Eye Voila!(1), Birds Eye Simply Grillin'(1), Birds Eye Hearty Spoonfuls(1); Freshlike, Chill-Ripe, Greenwood, McKenzie's, McKenzie's Gold King, Southern Farms, Southland, Birds Eye Fresh(1), Freshlike, Comstock, Brooks, Nalley, Wilderness, Tropic Isle, Snyder of Berlin, Tim's Cascade Chips, La Restaurante, Erin's, Husman, Flavor Destinations(1) 'Mariner's Cove, Riviera, Bernstein's, Pixie, Globe, Thank You

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

ITEM 3. LEGAL PROCEEDINGS

The information set forth in "NOTE 14. Other Matters - Legal Matters" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report is incorporated into this Item 3. by reference.

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

During fiscal 2003, the Cooperative issued shares of its Class A cumulative preferred stock in exchange for shares of its non-cumulative preferred stock, on a share-for-share basis. Such exchanges are exempt from registration under section 3(a)(9) of the Securities Act of 1933. The dates and amounts of the exchanges are set forth below:

      Date         Number of Shares   Value of Shares([1])
----------------   ----------------   --------------------
January 10, 2003          390                $ 9,750
April 18, 2003            129                  3,225
                         ----                -------
   Total                  519                $12,975
                         ====                =======

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

([1]) Based on liquidation preference of $25 per share

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Capital Stock Data)

                                                                                  Fiscal Year Ended June
                                                           -----------------------------------------------------------------
                                                                2003          2002        2001(a)       2000        1999(b)
                                                           -------------   ----------   ----------   ----------   ----------
                                                           (As Restated,
                                                            See NOTE 16)
Consolidated Summary of Operations:
Net sales                                                    $103,726      $1,010,540   $1,177,280   $1,159,656   $1,137,418
Cost of sales                                                 (80,644)       (795,297)    (956,182)    (919,029)    (928,262)
                                                             --------      ----------   ----------   ----------   ----------
Gross profit                                                   23,082         215,243      221,098      240,627      209,156
Equity income from Agrilink Holdings LLC                        2,134               0            0            0            0
Gain from Transaction with Birds Eye Foods, Inc. and
   related agreements                                          10,361               0            0            0            0
Commercial market value adjustment                                568               0            0            0            0
Selling, administrative, and general expense (for the
   period August 19, 2002 to June 28, 2003)                    (1,433)              0            0            0            0
Selling, administrative, and general expenses                 (15,468)       (117,450)    (136,352)    (141,508)    (139,043)
Legal matters and settlement expenses                          (3,720)              0            0            0            0
Income from joint venture                                         277           2,457        1,779        2,418        2,787
Gain from pension curtailment                                       0           2,472            0            0            0
Gains on sales of assets                                            0               0            0        6,635       64,734
Restructuring                                                       0          (2,622)           0            0       (5,000)
Goodwill impairment charge                                          0        (179,025)           0            0            0
                                                             --------      ----------   ----------   ----------   ----------
Operating income/(loss)                                        15,801         (78,925)      86,525      108,172      132,634
Interest income                                                    10               0            0            0            0
Interest expense                                               (7,762)        (66,420)     (85,073)     (83,511)     (67,420)
Amortization of debt issue costs associated with the
   bridge facility                                                  0               0            0            0       (5,500)
                                                             --------      ----------   ----------   ----------   ----------
Pretax income/(loss) before extraordinary item,
   dividends, and allocation of net proceeds                    8,049        (145,345)       1,452       24,661       59,714
Tax (provision)/benefit                                           (59)         28,561         (968)      (8,497)     (24,746)
                                                             --------      ----------   ----------   ----------   ----------
Income/(Loss) before extraordinary item, dividends
   and allocation of net proceeds                               7,990        (116,784)         484       16,164       34,968
Extraordinary item relating to the early
   extinguishment of debt (net of income taxes)                     0               0            0            0      (18,024)
                                                             --------      ----------   ----------   ----------   ----------
Net income/(loss)                                            $  7,990      $ (116,784)  $      484   $   16,164   $   16,944
                                                             ========      ==========   ==========   ==========   ==========
Allocation of Net Proceeds:
   Net income/(loss)                                         $  7,990      $ (116,784)  $      484   $   16,164   $   16,944
   Dividends on common and preferred stock(c)                  (8,368)         (8,370)      (8,123)      (7,410)      (6,734)
                                                             --------      ----------   ----------   ----------   ----------
   Net (deficit)/proceeds                                        (378)       (125,154)      (7,639)       8,754       10,210
   Allocation from/(to) earned surplus                            378         133,622        7,639       (3,832)     (10,210)
                                                             --------      ----------   ----------   ----------   ----------
   Net proceeds available to members                         $      0      $    8,468   $        0   $    4,922   $        0
                                                             ========      ==========   ==========   ==========   ==========
Allocation of net proceeds available to Class A members:
   Payable to Class A members currently (25% of
      qualified proceeds available to Class A members in
      fiscal 2002 and 30% in fiscal 2000)                    $      0      $    2,117   $        0   $    1,477   $        0
Allocated to Class A members but retained by the
   Cooperative:
   Qualified retains                                                0           6,351            0        3,445            0
                                                             --------      ----------   ----------   ----------   ----------
   Net proceeds available to Class A members                 $      0      $    8,468   $        0   $    4,922   $        0
                                                             ========      ==========   ==========   ==========   ==========
   CMV related to Class A members                            $      0      $   71,733   $   69,013   $   69,623   $   62,154
                                                             ========      ==========   ==========   ==========   ==========
   CMV related to Class B members                                 N/A             N/A   $    9,423   $   14,060          N/A
   Total net proceeds allocated to Class A members as
      a percent of CMV(d)                                        0.00%           11.8%        0.00%        7.07%        0.00%
                                                             ========      ==========   ==========   ==========   ==========
   Total net proceeds allocated to Class B members as
      a percent of CMV(e)                                         N/A             N/A         0.00%        0.00%         N/A
                                                             ========      ==========   ==========   ==========   ==========

Balance Sheet Data:
   Working capital (deficit)                                 $   (612)     $  272,042   $  235,334   $  260,481   $  237,331
   Total assets                                              $ 31,463      $  836,175   $1,069,645   $1,187,266   $1,196,479
   Class A common stock                                      $  9,636      $   10,193   $   11,287   $   10,665   $    9,979
   Class B cumulative redeemable Preferred Stock             $    122      $      206   $      239   $      237   $      261
   Shareholders' and members' capitalization, redeemable
      stock, and common stock                                $ 19,408      $   24,505   $  153,315   $  159,843   $  152,111
   Long-term debt and senior subordinated notes
   (excludes current portion)                                $  1,200      $  623,057   $  631,128   $  679,205   $  702,322
Capital Stock Data
   Cash dividends paid per share:
      Class A Common                                         $    .25      $      .25   $      .25   $      .25   $      .25
      Non-Cumulative Preferred stock                         $   1.50      $     1.50   $     1.50   $     1.50   $     1.50
      Class A Cumulative Preferred stock                     $   1.72      $     1.72   $     1.72   $     1.72   $     1.72
      Class B Cumulative Preferred stock                     $   1.00      $     1.00   $     1.00   $     1.00   $     1.00
   Average Class A Common stock investment per Class
   A member                                                  $ 17,584      $   18,072   $   18,688   $   17,037   $   15,471
Number of Class A Common Stock members:                           548             564          604          626          645
Number of Class B Common Stock members(f)                           0               0          153          150            0

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

(f)  On July 19, 2001, Pro-Fac repurchased all Class B common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in NOTE 16 of the "Notes to Consolidated Financial Statements" included in Item 8, the accompanying financial statements for the year ended June 28, 2003 have been restated. The following "Management's Discussion and Analysis" has been amended to take into account the effects of the restatement. This restatement has no effect on reported cash flows of the Cooperative.

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

Equity Income from Agrilink Holdings LLC: Subsequent to August 18, 2002, Pro-Fac no longer reports its financial statements on a consolidated basis with Birds Eye Foods and accounts for its investment in Holdings LLC under the equity method of accounting. For fiscal 2003, the Cooperative recognized income, under the equity method, of approximately $2.1 million from Holdings LLC. The application of the equity method is subsequent to Holdings LLC's cumulative preferred return.

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

For the period June 30, 2002 to August 19, 2002, the Cooperative had a minimal tax provision compared to a $28.6 million tax benefit in fiscal 2002. The fiscal 2002 tax benefit primarily resulted from a $41.5 million benefit associated with the non-cash goodwill impairment charge described below under "Goodwill Impairment Charge" in "Changes from fiscal 2001 to fiscal 2002". A further discussion of Pro-Fac's tax matters is included in "NOTE 10. Income Taxes" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

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

Operating Income(1)
(Dollars in Millions)
                                                      As of Fiscal Years Ended
                                                   -----------------------------
                                                      June 29,        June 30,
                                                        2002            2001
                                                   --------------   ------------
                                                             % of           % of
                                                      $     Total     $    Total
                                                   --------------   ----   -----
Vegetables                                           67.2    67.0   54.7    63.3
Fruits                                               17.8    17.7   12.4    14.3
Snacks                                                6.6     6.6    5.6     6.5
Canned meals                                          5.2     5.2    6.6     7.6
Other                                                 3.5     3.5    1.9     2.2
                                                   ------   -----   ----   -----
   Continuing segments                              100.3   100.0   81.2    93.9
Businesses sold or closed(2)                          0.0     0.0    5.3     6.1
                                                   ------   -----   ----   -----
      Total(3)                                      100.3   100.0   86.5   100.0
                                                            =====          =====
      Gain from pension curtailment                   2.4            0.0
      Restructuring expense                          (2.6)           0.0
      Goodwill impairment charge                   (179.0)           0.0
                                                   ------           ----
         Total operating income (loss)              (78.9)          86.5
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

Adjusting for the three factors discussed above, fiscal 2002 net sales declined $58.6 million or 5.1 percent from fiscal 2001. Approximately $35.4 million of this decline occurred within branded frozen vegetables. Category declines within the home meal replacement segment resulted in a reduction in sales within Birds Eye Foods' Birds Eye Voila! product line of approximately $20.3 million, while the core Birds Eye product lines experienced a modest decline of $3.1 million. For the 52-week period ending June 23, 2002, however, Birds Eye Foods maintained overall frozen vegetable market share of approximately 31.8 percent, consistent with a market share of 31.9 percent in the prior year. Birds Eye Foods' overall market share includes branded retail unit sales, as reported by Information Resources, Inc. ("IRI"), and Birds Eye Foods' management estimate of private label share based upon factory shipments. The frozen vegetable database as reported by IRI was restated by IRI during fiscal 2002 to more accurately depict the overall segment. This restatement has not materially affected the category or share information; however, it has required a restatement of prior year market information).

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

For fiscal 2002 and fiscal 2001, Birds Eye Foods considered the following the more important critical estimates and assumptions used in the preparation of its financial statements, although not inclusive.

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

Contractual Obligations

                                                            Payments due by period
                                               -----------------------------------------------
                                                        Less than     1-3     3-5    More than
(Dollars in Thousands)                          Total     1 year     years   years    5 years
----------------------                         ------   ---------   ------   -----   ---------
Line of credit M & T Bank                      $  500       $0      $  500     $0       $  0
Credit facility with Birds Eye Foods, Inc. *      700        0           0      0        700
Other non-current liabilities                     832        0         832      0          0
                                               ------      ---      ------    ---       ----
   Total                                       $2,032       $0      $1,332     $0       $700
                                               ------      ---      ------    ---       ----

* Amounts borrowed are repayable only upon the sale of Pro-Fac's ownership interest in Holdings, LLC or receipt of a distribution from Holdings, LLC in connection with the sale of liquidation of all or substantially all of the assets of Holdings, LLC or one or more of its subsidiaries.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since the Transaction, Pro-Fac is subject to interest rate fluctuations related to borrowings under the Manufacturers and Traders Trust Company line of credit. Amounts borrowed bear interest at the prime rate. See "NOTE 9. Long-Term Debt" in the Notes to Consolidated Financial Statements. Information concerning Pro-Fac's use of derivative instruments and hedging activities prior to August 19, 2002 can be found in "NOTE 8. Accounting for Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                   Page
                                                                                   ----
ITEM
Pro-Fac Cooperative, Inc.
   Management's Responsibility for Financial Statements........................      30
   Independent Auditors' Report................................................      31
   Report of Independent Accountants...........................................      32
   Consolidated Financial Statements:
      Consolidated Statements of Operations, Net Proceeds, and Comprehensive
         Income (loss) for the years ended June 28, 2003, June 29, 2002, and
         June 30, 2001.........................................................      33
      Consolidated Balance Sheets as of June 28, 2003 and June 29, 2002........      34
      Consolidated Statements of Cash Flows for the years ended June 28, 2003,
         June 29, 2002, and June 30, 2001......................................      35
      Consolidated Statements of Changes in Shareholders' and
         Members' Capitalization and Redeemable Stock for the years ended
         June 28, 2003, June 29, 2002, and June 30, 2001.......................      36
      Notes to Consolidated Financial Statements...............................      37

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the financial statements and related notes. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The Cooperative's accounting systems include internal controls designed to provide reasonable assurance as to the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are monitored through internal and external audit programs. Subsequent to the issuance of Pro-Fac's financial statements for the year ended June 28, 2003, Pro-Fac determined that the equity method of accounting for its investment in Birds Eye Holdings LLC (formerly Agrilink Holdings LLC) had been applied incorrectly and that Pro-Fac would restate its annual audited financial statements for its fiscal year ended June 28, 2003 and its quarterly financial statements for its fiscal quarter ended September 27, 2003 and for its fiscal quarter ended December 27, 2003. As a result of these restatements, Pro-Fac has enhanced its policies and procedures to better assure its timely acquisition of quarterly and annual financial and other information necessary for Pro-Fac's reporting of its investment in Holdings LLC under the equity method of accounting and procedures related to the application of the equity method of accounting and its procedures related to the application of the equity method of accounting. Management believes that these enhancements have improved the Cooperative's internal controls so as to provide reasonable assurance as to the reliability of its financial records and the proper safeguarding and use of its assets.

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

May 11, 2004

                          Independent Auditors' Report

Board of Directors and Stockholders
Pro-Fac Cooperative Inc.
Rochester, New York

We have audited the accompanying balance sheet of Pro-Fac Cooperative, Inc. (the "Cooperative") as of June 28, 2003, and the related statements of operations, net proceeds, and comprehensive income (loss), cash flows, and changes in shareholders' and members' capitalization and redeemable stock for the year ended June 28, 2003. Our audit also included the 2003 financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Cooperative's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

In our opinion, such 2003 financial statements present fairly, in all material respects, the financial position of the Cooperative as of June 28, 2003, and the results of its operations and its cash flows for the year ended June 28, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 16, the accompanying 2003 financial statements have been restated.



/s/ Deloitte & Touche LLP
Rochester, New York
August 29, 2003

(May 11, 2004 as to Note 1, in relation to the investment in Agrilink Holdings LLC, and Note 16)

                        Report of Independent Accountants

To the Shareholders and Board of Directors of Pro-Fac Cooperative, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 70 present fairly, in all material respects, the financial position of Pro-Fac Cooperative, Inc. and its subsidiaries at June 29, 2002 and June 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) on page 70 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Cooperative's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
Rochester, New York
August 28, 2002

                              FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Consolidated Statements of Operations, Net Proceeds, and Comprehensive Income
(Loss) (Dollars in Thousands)

                                                                                          Fiscal Years Ended
                                                                                ---------------------------------------
                                                                                (As Restated,
                                                                                 See NOTE 16)
                                                                                   June 28,      June 29,     June 30,
                                                                                     2003          2002         2001
                                                                                -------------   ----------   ----------
Net sales                                                                         $103,726      $1,010,540   $1,177,280
Cost of sales                                                                      (80,644)       (795,297)    (956,182)
                                                                                  --------      ----------   ----------
Gross profit                                                                        23,082         215,243      221,098
Equity income from Agrilink Holdings LLC                                             2,134               0            0
Gain from Transaction with Birds Eye Foods, Inc. and related agreements             10,361               0            0
Commercial market value adjustment                                                     568               0            0
Selling, administrative, and general expenses (for the period August 19, 2002
   to June 28, 2003)                                                                (1,433)              0            0
Selling, administrative, and general expenses                                      (15,468)       (117,450)    (136,352)
Legal matters and settlement expenses                                               (3,720)              0            0
Income from joint venture                                                              277           2,457        1,779
Gain from pension curtailment                                                            0           2,472            0
Restructuring                                                                            0          (2,622)           0
Goodwill impairment charge                                                               0        (179,025)           0
                                                                                  --------      ----------   ----------
Operating income/(loss)                                                             15,801         (78,925)      86,525
Interest income                                                                         10               0            0
Interest expense                                                                    (7,762)        (66,420)     (85,073)
                                                                                  --------      ----------   ----------
Pretax income/(loss) before dividends and allocation of net proceeds                 8,049        (145,345)       1,452
Tax (provision)/benefit                                                                (59)         28,561         (968)
                                                                                  --------      ----------   ----------
Net income/(loss)                                                                 $  7,990      $ (116,784)  $      484
                                                                                  ========      ==========   ==========
Allocation of Net Proceeds:
   Net income/(loss)                                                                 7,990      $ (116,784)  $      484
   Dividends on common and preferred stock                                          (8,368)         (8,370)      (8,123)
                                                                                  --------      ----------   ----------
   Net deficit                                                                        (378)       (125,154)      (7,639)
   Allocation from earned surplus                                                      378         133,622        7,639
                                                                                  --------      ----------   ----------
   Net proceeds available to members                                              $      0      $    8,468   $        0
                                                                                  ========      ==========   ==========
Allocation of net proceeds available to members:
   Payable to members currently                                                   $      0      $    2,117   $        0

   Allocated to members but retained by the Cooperative:
      Qualified retains                                                                  0           6,351            0
                                                                                  --------      ----------   ----------
      Net proceeds available to members                                           $      0      $    8,468   $        0
                                                                                  ========      ==========   ==========

Net income/(loss)                                                                 $  7,990      $ (116,784)  $      484
Other comprehensive (loss)/income:
      Unrealized (loss)/gain on hedging activity of equity investee                    142            (412)         618
      Minimum pension liability of equity investee                                  (4,584)              0          (48)
                                                                                  --------      ----------   ----------
Comprehensive income/(loss)                                                       $  3,548      $ (117,196)  $    1,054
                                                                                  ========      ==========   ==========

   The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Balance Sheets
(Dollars in Thousands)

                                     ASSETS

                                                                                       June 28,      June 29,
                                                                                         2003         2002
                                                                                    -------------   ---------
                                                                                    (As Restated,
                                                                                    See NOTE 16)
Current assets:
   Cash and cash equivalents                                                          $     367     $  14,686
   Accounts receivable, trade (net of allowances for
      doubtful accounts of $0 and $731, respectively)                                         0        68,419
   Accounts receivable co-pack activity and other                                             0         7,581
   Account receivable from Birds Eye Foods, Inc.                                          8,504             0
   Current portion of transitional services receivable
      from Birds Eye Foods, Inc.                                                            525             0
   Inventories, net                                                                           0       294,315
   Current investment in CoBank                                                               0         3,347
   Prepaid manufacturing expense                                                              0        19,168
   Prepaid expenses and other current assets                                                 15        18,770
   Current deferred tax asset                                                                 0         2,923
                                                                                      ---------     ---------
         Total current assets                                                             9,411       429,209
Transitional services receivable from Birds Eye Foods, Inc.                                  71             0
Investment in Agrilink Holdings LLC                                                      21,937             0
Investment in CoBank                                                                         44         6,294
Investment in and advances to joint venture                                                   0        14,091
Property, plant, and equipment, net                                                           0       288,120
Assets held for sale at net realizable value                                                  0         3,890
Goodwill                                                                                      0        56,210
Other intangible assets, net                                                                  0        11,305
Non-current deferred tax asset                                                                0         4,837
Other assets                                                                                  0        22,219
                                                                                      ---------     ---------
         Total assets                                                                 $  31,463     $ 836,175
                                                                                      =========     =========

           LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
   Current portion of obligations under capital leases                                $       0     $     821
   Current portion of long-term debt                                                          0        14,916
   Accounts payable                                                                       1,058        70,767
   Income taxes payable                                                                       0           879
   Accrued interest                                                                          14         6,255
   Accrued employee compensation                                                              0         8,000
   Other accrued expenses                                                                 1,075        40,150
   Dividends payable                                                                          0            35
   Amounts due members                                                                    7,876        15,344
                                                                                      ---------     ---------
         Total current liabilities                                                       10,023       157,167
Obligations under capital leases                                                              0         2,528
Long-term debt                                                                            1,200       623,057
Other non-current liabilities                                                               832        28,918
                                                                                      ---------     ---------
         Total liabilities                                                               12,055       811,670
                                                                                      ---------     ---------
Commitments and contingencies

Class B cumulative redeemable preferred stock,
   liquidation preference $10 per share, authorized
   500,000 shares; issued and outstanding 12,109 and
   20,643 shares, respectively                                                              122           206
Class A common stock, par value $5, authorized
   5,000,000 shares
                                                             June 28,    June 29,
                                                              2003        2002
                                                            ---------   ---------
   Shares issued                                            1,927,226   2,038,553
   Shares subscribed                                                0           0
                                                            ---------   ---------
         Total subscribed and issued                        1,927,226   2,038,553
   Less subscriptions receivable in installments                    0           0
                                                            ---------   ---------
         Total issued and outstanding                       1,927,226   2,038,553         9,636        10,193
                                                            =========   =========
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                14,404        17,050
   Non-cumulative preferred stock, par value $25,
      authorized 5,000,000 shares; issued and outstanding
      29,328 and 29,847 shares, respectively                                                733           746
   Class A cumulative preferred stock, liquidation
      preference $25 per share; authorized 10,000,000
      shares; issued and outstanding 4,604,139 and
      4,497,904 shares, respectively                                                    115,104       112,448
   Accumulated deficit                                                                 (137,882)     (115,771)
   Special membership interests                                                          21,733             0
   Accumulated other comprehensive (loss)/income:
      Unrealized gain on hedging activity of equity
         investee                                                                           142           206
      Minimum pension liability adjustment of equity
         investee                                                                        (4,584)         (573)
                                                                                      ---------     ---------
         Total shareholders' and members' capitalization                                  9,650        14,106
                                                                                      ---------     ---------
         Total liabilities and capitalization                                         $  31,463     $ 836,175
                                                                                      =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

                                                                                            Fiscal Years Ended
                                                                                   ------------------------------------
                                                                                      June 28,      June 29,   June 30,
                                                                                        2003          2002       2001
                                                                                   -------------   ---------   --------
                                                                                   (As Restated,
                                                                                    See NOTE 16)
Cash Flows from Operating Activities:
   Net income/(loss)                                                                  $  7,990     $(116,784)  $    484
   Estimated cash payments to Class A members                                                0        (2,117)         0
   Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
      Goodwill impairment charge                                                             0       179,025          0
      Amortization of goodwill and other intangible assets                                 144         1,147      9,860
      Amortization of debt issue costs and amendment costs and discount on
         subordinated promissory note                                                    1,201         5,660      5,217
      Interest-in-kind on subordinated promissory note                                       0         1,308      2,069
      Depreciation                                                                       3,833        30,850     31,911
      Gain from transaction with Birds Eye Foods, Inc. and related agreements          (10,361)            0          0
      Equity income from Agrilink Holdings LLC (for the period August 19, 2002
         to June 28, 2003)                                                              (2,134)            0          0
      Equity in undistributed earnings of joint venture                                   (277)       (1,795)    (1,243)
      Equity in undistributed earnings of CoBank                                             0           (97)       (97)
      Provision for deferred taxes                                                           0       (31,934)     3,358
      Provision for losses on accounts receivable                                            0           557        610
      Change in assets and liabilities, net of effects of business dispositions:
         Accounts receivable                                                             1,818        16,935     11,573
         Inventories and prepaid manufacturing expense                                 (33,170)       22,800    (20,570)
         Income taxes payable/refundable                                                   (75)        1,817      8,931
         Accounts payable and accrued expenses                                          (8,051)      (68,659)    19,196
         Amounts due Class A members                                                     8,649        (2,639)    (3,713)
         Other assets and liabilities                                                      675          (141)    (6,708)
                                                                                      --------     ---------   --------
Net cash (used in)/provided by operating activities                                    (29,758)       35,933     60,878
                                                                                      --------     ---------   --------
Cash Flows from Investing Activities:
   Proceeds from Termination Agreement with Birds Eye Foods, Inc.                       10,000             0          0
   Purchase of property, plant, and equipment                                           (2,187)      (15,026)   (26,170)
   Proceeds from disposals of property, plant, and equipment                                 0           595      5,326
   Proceeds from sales of idle facilities                                                    0             0        494
   Advances (to)/from joint venture                                                     (1,512)        4,016    (10,678)
   Proceeds from investment in CoBank                                                    1,130         5,114      4,259
   Cash at the date of deconsolidation with Bird Eye Foods, Inc.                        (5,818)            0          0
                                                                                      --------     ---------   --------
Net cash provided by/(used in) investing activities                                      1,613        (5,301)   (26,769)
                                                                                      --------     ---------   --------
Cash Flows from Financing Activities:
   Net proceeds from issuance of short-term debt                                        22,000             0     (3,600)
   Net proceeds from Credit Facility with Birds Eye Foods, Inc.                            700             0          0
   Net proceeds from M&T line of credit                                                    500             0          0
   Payments on long-term debt                                                             (292)      (11,790)   (18,084)
   Payments on capital leases                                                              (38)         (620)      (449)
   Payments on debt amendments                                                               0        (1,694)    (1,730)
   (Repurchase)/issuance of stock, net                                                    (641)       (1,127)       622
   Cash portion of non-qualified conversion                                                  0             0        (83)
   Cash dividends paid                                                                  (8,403)       (8,371)    (8,123)
                                                                                      --------     ---------   --------
Net cash provided by/(used in) financing activities                                     13,826       (23,602)   (31,447)
                                                                                      --------     ---------   --------
Net change in cash and cash equivalents                                                (14,319)        7,030      2,662
Cash and cash equivalents at beginning of period                                        14,686         7,656      4,994
                                                                                      --------     ---------   --------
Cash and cash equivalents at end of period                                            $    367     $  14,686   $  7,656
                                                                                      ========     =========   ========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
      Interest                                                                        $  2,840     $  62,901   $ 80,301
                                                                                      ========     =========   ========
      Income taxes, net                                                               $      0     $  (1,250)  $  7,620
                                                                                      ========     =========   ========

Non-cash investing and financing activities:
   Conversion of retains to preferred stock                                           $  2,643     $       0   $  5,975
                                                                                      ========     =========   ========
   Net proceeds allocated to members but retained by the Cooperative                  $      0     $   6,351   $      0
                                                                                      ========     =========   ========
   Capital lease obligations incurred                                                 $      0     $   3,185   $    448
                                                                                      ========     =========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Statements of Changes in Shareholders' and Members' Capitalization and Redeemable Stock
(Dollars in Thousands)

                                                                            Fiscal Years Ended
                                                                   ------------------------------------
                                                                      June 28,      June 29,   June 30,
                                                                        2003          2002       2001
                                                                   -------------   ---------   --------
                                                                   (As Restated,
                                                                    See NOTE 16)
Retained earnings allocated to members:
Qualified retains:
   Balance at beginning of period                                    $  17,050     $  10,699   $ 16,591
   Net proceeds allocated to members                                         0         6,351          0
   Converted to Class A cumulative preferred stock                      (2,643)            0     (5,892)
   Other                                                                    (3)            0          0
                                                                     ---------     ---------   --------
   Balance at end of period                                          $  14,404     $  17,050   $ 10,699
                                                                     ---------     ---------   --------

Non-qualified retains:
   Balance at beginning of period                                    $       0     $       0   $    300
   Distribution of non-qualified retains
      Cash paid                                                              0             0        (83)
      Converted to Class A cumulative preferred stock                        0             0       (217)
                                                                     ---------     ---------   --------
   Balance at end of period                                                  0             0          0
                                                                     ---------     ---------   --------
Total retains allocated to members at end of period                  $  14,404     $  17,050   $ 10,699
                                                                     ---------     ---------   --------

Non-cumulative preferred stock:
   Balance at beginning of period                                    $     746     $     808   $    860
   Conversion to Class A cumulative preferred stock                        (13)          (62)       (52)
                                                                     ---------     ---------   --------
   Balance at end of period                                          $     733     $     746   $    808
                                                                     ---------     ---------   --------

Class A cumulative preferred stock:
   Balance at beginning of period                                    $ 112,448     $ 112,386   $106,225
   Converted from non-cumulative preferred stock                            13            62         52
   Converted from non-qualified retains                                      0             0        217
   Converted from qualified retains                                      2,643             0      5,892
                                                                     ---------     ---------   --------
   Balance at end of period                                          $ 115,104     $ 112,448   $112,386
                                                                     ---------     ---------   --------

(Accumulated deficit)/earned surplus:
   Balance at beginning of period                                    $(115,771)    $  17,851   $ 25,490
   Conversion to special membership interests                          (21,733)            0          0
   Allocation from earned surplus                                         (378)     (133,622)    (7,639)
                                                                     ---------     ---------   --------
   Balance at end of period                                           (137,882)    $(115,771)  $ 17,851
                                                                     ---------     ---------   --------

Special membership interests:
   Balance at beginning of period                                    $       0     $       0   $      0
   Conversion from (accumulated deficit)/earned surplus                 21,733             0          0
                                                                     ---------     ---------   --------
   Balance at end of period                                          $  21,733     $       0   $      0
                                                                     =========     =========   ========

Accumulated other comprehensive income:
   Balance at beginning of period                                    $    (367)    $      45   $   (525)
   Unrealized (loss)/gain on hedging activity of equity investee           142          (412)       618
   Minimum pension liability of equity investee                         (4,584)            0        (48)
   Other comprehensive income upon deconsolidation with
      Birds Eye Foods, Inc.                                                367             0          0
                                                                     ---------     ---------   --------
Balance at end of period                                                (4,442)         (367)        45
                                                                     ---------     ---------   --------
Total shareholders' and members' capitalization                      $   9,650     $  14,106   $141,789
                                                                     =========     =========   ========

Redeemable stock:
Class B cumulative preferred stock:
   Balance at beginning of period                                    $     206     $     239   $    237
   (Repurchased)/issued, net                                               (84)          (33)         2
                                                                     ---------     ---------   --------
   Balance at end of period                                          $     122     $     206   $    239
                                                                     =========     =========   ========

Common stock:
   Balance at beginning of period                                    $  10,193     $  11,287   $ 10,665
   (Repurchased)/issued, net                                              (557)       (1,094)       622
                                                                     ---------     ---------   --------
   Balance at end of period                                          $   9,636     $  10,193   $ 11,287
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

The Transaction: On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac, Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Birds Eye Holdings"):

     o Pro-Fac contributed to the capital of Agrilink Holdings LLC, a Delaware limited liability company ("Holdings LLC"), all of the shares of Birds Eye Foods' common stock owned by Pro-Fac, constituting 100% of the issued and outstanding shares of Birds Eye Foods' capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72% common equity ownership at the closing date; and

     o Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units and Class A common units and warrants, which warrants were immediately exercised to acquire additional Class A common units, representing at the closing date 56.24% of the common equity of Holdings LLC, inclusive of the additional Class A common units issued to Vestar upon exercise of the warrants. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar/Birds Eye Holdings. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

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

In addition, as part of the Transaction, certain amounts owed by Pro-Fac to Birds Eye Foods were forgiven in a non-cash transaction. The amounts forgiven were approximately $36.5 million and represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable.

As a result of the Transaction, Pro-Fac no longer reports its financial statements on a consolidated basis with that of Birds Eye Foods. As outlined above, Pro-Fac owns Class B common units of Holdings LLC. Subsequent to the Transaction, Pro-Fac accounts for its investment in Holdings LLC under the equity method of accounting.

Limited Liability Company Agreement of Agrilink Holdings LLC. Pro-Fac and Vestar, together with others, including Stephen R. Wright, are parties to a limited liability company agreement dated August 19, 2002 (and as amended from time to time, the "Limited Liability Company Agreement") that contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC. As of September 16, 2003, Pro-Fac owned 40.52 percent of the common equity of Holdings LLC through its ownership of 321,429 Class B common units.

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

     o third, 100 percent to the holders of Class A common units, Class B common units, Class C common units, and Class E common units, pro rata, until each such unit holder's unreturned common capital contribution has been reduced to zero; and

     o fourth, after the holders of Class A common units, Class B common units, Class C common units and Class E common units have been paid their unreturned common capital contributions, the balance of distributable assets, if any, will be distributed to the holders of Class A common units, Class B common units, Class C common units, Class D common units and Class E common units. The amount distributable to such holders is determined based upon the number of Class C common units and Class D common units outstanding and upon whether certain performance hurdles have been satisfied. As the various performance hurdles are satisfied, the percentage of any remaining distributable assets distributable to the holders of Class A common units, Class B common units and Class E common units decreases from approximately 96 percent to 90 percent, the percentage of remaining distributable assets distributable to the holders of Class C common units decreases from approximately 2 percent to 1.872 percent and the percentage of remaining distributable assets distributable to the holders of Class D common units increases from approximately 2 percent to 8.112 percent.

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

Securityholders Agreement: Holdings LLC, Pro-Fac and Vestar, together with others, including officers of Pro-Fac and Birds Eye Foods (the "Management Investors"), entered into a securityholders agreement dated August 19, 2002 (and as amended from time to time, the "Securityholders Agreement") containing terms and conditions relating to the transfer of membership interests in and the management of Holdings LLC. Among other things, the Securityholders Agreement includes a voting agreement pursuant to which the holders of common units agree to vote their common units and to take any other action necessary to cause the authorized number of members or directors for each of the respective management committees or boards of directors of Holdings LLC, Holdings, Inc. and Birds Eye Foods to be set at not less than nine but not more than 11, as determined by Vestar, and to elect or cause to be elected to the respective management committees or boards of directors of Holdings LLC, Holdings, Inc. and Birds Eye Foods, six members/directors designated by Vestar, two members/directors designated by Pro-Fac, one member/director who shall be the chief executive officer of Birds Eye Foods and two members/directors designated by Vestar who shall be independent of Holdings LLC, its subsidiaries' management (including Birds Eye Foods) and Vestar.

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

Consolidation: The consolidated financial statements include the Cooperative and, through August 18, 2002, Birds Eye Foods, and until February 15, 2001, AgriFrozen. The financial statements are after elimination of significant intercompany transactions and balances. Investments in affiliates, owned more than 20 percent but not in excess of 50 percent, are recorded under the equity method of accounting. Subsequent to the Transaction, Pro-Fac uses the equity method to account for its investment in Holdings LLC.

New Accounting Pronouncements: In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others" ("FIN 45"). FIN 45 requires that a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The Cooperative has applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002 as required by the interpretation. The disclosure and recognition provisions of FIN 45 have been adopted in this report and did not have a material effect on its consolidated financial statements. See
NOTE 14 to the "Notes to Consolidated Financial Statements" for additional disclosures regarding FIN 45.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45 and amends certain other existing pronouncements. These changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The statement is generally effective for contracts entered into or modified after, and for hedging relationships designated after, June 30, 2003. The Cooperative does not expect SFAS 149 to have a material effect on its consolidated financial statements.

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

Restructuring: On June 23, 2000, Birds Eye Foods sold its pickle business to Dean Pickle and Specialty Product Company. As part of that transaction, Birds Eye Foods agreed to contract pack Nalley and Farman's pickle products for a period of two years, ending June 2002. In anticipation of the completion of this co-pack contract, Birds Eye Foods initiated restructuring activities for approximately 140 employees in its facility located in Tacoma, Washington. The total restructuring charge recorded in the first quarter of fiscal 2002 amounted to approximately $1.1 million and was primarily comprised of employee termination benefits. The entire $1.1 million provided was paid as of June 28, 2003.

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

Investment in Agrilink Holdings, LLC: Pro-Fac accounts for its investment in Holdings LLC under the equity method of accounting. The Cooperative includes adjustments of Holdings LLC for minimum pension liabilities and unrealized holding gains and losses on hedging transactions in the Cooperative's other comprehensive income (loss).

The following schedule sets forth summarized financial information of Holdings, LLC as of June 28, 2003 and for the fiscal year then ended (dollars in thousands):

                                                                   June 28, 2003
                                                                   -------------
Current assets                                                        $476,583
                                                                      --------
Non-current assets                                                     432,827
                                                                      --------
Total assets                                                          $909,410
                                                                      ========
Current liabilities                                                   $159,733
Non-current liabilities                                                538,164
Mandatorily redeemable preferred LLC units                             152,583
Total members' capital                                                  58,930
                                                                      --------
Total liabilities and members' capital                                $909,410
                                                                      ========

                                                               Fiscal Year Ended
                                                                 June 28, 2003
                                                               -----------------
Net sales                                                           $779,049
Gross profit                                                         182,648
Income from continuing operations                                     37,204
Net income                                                          $ 20,783

Holdings LLC has $137.5 million of mandatorily redeemable preferred units which accrue a preferred return at the rate of 15 percent per annum, based on a 360 day year and compounded quarterly. At the time of issuance of the mandatorily redeemable preferred units, $3.9 million in fees were charged against the proceeds. Holdings LLC is accreting the mandatorily redeemable preferred units up to their redemption value through transfers from retained earnings using the effective interest method to the date of earliest redemption. At June 28, 2003, Pro-Fac owned 40.62 percent of the remaining common interest. The preferred return on Holdings LLC mandatorily redeemable preferred units and the accretion thereon are taken into account in determining Pro-Fac's share of the earnings of Holdings LLC under the equity method of accounting.

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

Earnings on the investment in CoBank in fiscal year 2002 and 2001 amounted to $160,500 and $138,000, respectively.

Property, Plant, and Equipment and Related Lease Arrangements: Property, plant, and equipment was depreciated over the estimated useful lives of the assets using the straight-line method, half-year convention, over the following estimated useful lives:

                                                                           Years
                                                                           -----
Land improvements                                                             20
Buildings                                                                  15-40
Machinery and equipment.                                                    3-17

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

Other Assets: Other assets were primarily comprised of debt issuance costs. Debt issuance costs were amortized, generally using the straight line method, over the term of the debt. Amortization expense was approximately $2.8 million in each of fiscal 2002 and 2001.

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

Gain from Transaction with Birds Eye Foods, Inc and Related Agreements: On August 19, 2002, the Cooperative contributed to the capital of Holdings LLC all of the shares of Birds Eye Foods' common stock owned by Pro-Fac in exchange for Class B common units of Holdings LLC representing a then 40.72 percent interest. Pro-Fac's net investment in Birds Eye Foods prior to the Transaction was approximately $24.9 million. This amount reflects the forgiveness by Birds Eye Foods of approximately $36.5 million which represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand payable. The value of the Cooperative's 40.72 percent common equity ownership in Holdings LLC was estimated at $31.4 million at the closing date of the Transaction. The Cooperative recognized a gain of approximately $3.8 million from this exchange.

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

Comprehensive Income (Loss): Under SFAS No. 130, the Cooperative is required to display comprehensive income and its components as part of the financial statements. Comprehensive income (loss) is comprised of net earnings and other comprehensive income (loss), which includes certain changes in equity that are excluded from net earnings (loss). The Cooperative includes adjustments of its equity investee, Holdings LLC, for minimum pension liabilities ($4.6 million) and unrealized holding gains on hedging transactions ($0.1 million) in other comprehensive income (loss).

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

A summary of changes in Birds Eye Foods' goodwill during fiscal 2002 by business segment is outlined as follows:

                         June 30,                                   June 29,
(Dollars in Thousands)     2001     Adjustments (1)   Impairments     2002
                         --------   ---------------   -----------   --------
Vegetables               $187,407       $(1,076)       $(139,984)    $46,347
Fruits                      1,654             0                0       1,654
Snacks                      8,209             0                0       8,209
Canned Meals               21,069             0          (21,069)          0
Other                      17,972             0          (17,972)          0
                         --------       -------        ---------     -------
Goodwill                 $236,311       $(1,076)       $(179,025)    $56,210
                         ========       =======        =========     =======

(1) In fiscal 2002, certain acquisition related contingencies expired. As a result, goodwill was adjusted.

As outlined in SFAS No. 142, certain intangibles with a finite life are required to continue to be amortized. The following schedule sets forth the major classes of intangible assets held by Birds Eye Foods:

                                       June 29,
(Dollars in Thousands)                   2002
                                       --------
Amortized intangibles:
   Covenants not to compete             $ 2,478
   Other                                 12,000
      Less: accumulated amortization     (3,173)
                                        -------
   Intangible assets, net               $11,305
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

Historically, Birds Eye Foods paid Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Birds Eye Foods, it may be more or less than the price Birds Eye Foods would pay in the open market in the absence of the Agreement. For the fiscal years ended 2003, 2002, and 2001, the CMV for all crops supplied by Pro-Fac amounted to $56.8 million, $71.7 million, and $69.0 million, respectively. As of June 28, 2003, Birds Eye Foods owed the Cooperative $8.5 million and Pro-Fac owed its members $7.9 million for crops delivered for the 2003 growing season.

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

NOTE 6. INVESTMENT IN JOINT VENTURE

On July 1, 1997, Birds Eye Foods and Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, LLC, ("GLK") operated as a New York limited liability company with ownership and earnings divided equally between the two companies. Birds Eye Foods provided working capital loans to the GLK within limitations imposed under debt agreements. The joint venture was accounted for using the equity method of accounting. Summarized financial information of GLK is as follows:

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

Birds Eye Foods reached an agreement with Flanagan Brothers to result in a transfer of the operating business of GLK to a newly-formed subsidiary of Flanagan Brothers, effective March 2, 2003. Pro-Fac continues to guarantee certain debt as a result of this transaction (See Note 14. Other Matters of the "Notes to Consolidated Financial Statements.")

NOTE 7. PROPERTY, PLANT AND EQUIPMENT AND RELATED OBLIGATIONS

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly owned subsidiary, Birds Eye Foods.

After the transaction, since August 19, 2002, Pro-Fac has no property, plant and equipment.

The following is a summary of property, plant and equipment and related obligations at June 29, 2002:

                                         Owned      Leased
(Dollars in Thousands)                   Assets     Assets     Total
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

NOTE 9. LONG-TERM DEBT

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Birds Eye Foods. The following is a summary of long-term debt outstanding:

                                                         June 28,   June 29,
(Dollars in Thousands)                                     2003       2002
                                                         --------   --------
Term Loan Facility                                        $    0    $400,800
Senior Subordinated Notes                                      0     200,015
Subordinated Promissory Note (net of discount)                 0      32,696
Line of credit Manufacturers and Traders Trust Company       500           0
Credit facility with Birds Eye Foods, Inc.                   700           0
Other                                                          0       4,462
                                                          ------    --------
Total debt                                                 1,200     637,973
Less current portion                                           0     (14,916)
                                                          ------    --------
Total long-term debt                                      $1,200    $623,057
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

Line of Credit : On March 26, 2003, the Cooperative secured a $0.5 million line of credit (the "M&T Line of Credit") from Manufacturers and Traders Trust Company ("M&T Bank"). As of June 28, 2003, $0.5 million was outstanding under the Line of Credit. Principal amounts borrowed bear interest at .75 basis points above the prime rate (prime rate was 4.25% at June 28, 2003)in effect on the day proceeds are disbursed, as announced by M&T Bank, as its prime rate of interest. Interest is payable monthly.

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

NOTE 10. INCOME TAXES

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

Benefit/(provision) for taxes on income for periods before August 19, 2002, the date the Cooperative received tax-exempt status, include the following:

                              Fiscal Years Ended
                         ------------------------------
                         June 28,   June 29,   June 30,
(Dollars in Thousands)     2003       2002       2001
                         --------   --------   --------
Federal -
   Current               $(2,331)   $(1,547)   $ 2,563
   Deferred                2,253     28,741     (3,013)
                         -------    -------    -------
                             (78)    27,194       (450)
                         -------    -------    -------
State and foreign -
   Current                  (389)    (1,825)      (173)
   Deferred                  408      3,192       (345)
                         -------    -------    -------
                              19      1,367       (518)
                         -------    -------    -------
                         $   (59)   $28,561    $  (968)
                         =======    =======    =======

A reconciliation of the consolidated effective tax rate to the amount computed by applying the federal income tax rate to income before taxes is as follows:

                                                                         Fiscal Years Ended
                                                                   ------------------------------
                                                                   June 28,   June 29,   June 30,
                                                                     2003       2002       2001
                                                                   --------   --------   --------
Statutory federal rate                                               35.0%      35.0%      35.0%
State and foreign income taxes, net of federal income tax effect     (0.2)       1.0      (30.6)
Dividend paid deduction                                             (34.4)       0.0        0.0
Allocation to members                                                 0.0        2.0        0.0
Goodwill and other intangible assets                                  0.0      (17.4)      51.1
Dividend received deduction                                           0.0        0.0       (2.5)
Meals and entertainment                                               0.1       (0.1)      12.3
Other, net                                                            0.2       (0.8)       1.4
                                                                    -----      -----      -----
Effective Tax Rate                                                    0.7%      19.7%      66.7%
                                                                    =====      =====      =====

The consolidated deferred tax (liabilities)/assets consist of the following:

                                                 June 29,
(Dollars in Thousands)                             2002
                                                 --------
Liabilities:
   Depreciation                                  $(46,277)
   Prepaid manufacturing expense                   (7,456)
   Investment in Great Lakes Kraut Company LLC     (2,585)
   Discount on Subordinated Promissory Notes       (1,180)
                                                 --------
      Total deferred tax liabilities              (57,498)
                                                 --------
Assets:
   Inventories                                     11,919
   Goodwill and other intangibles                  30,968
   Credits and operating loss carryforwards        19,211
   Insurance accruals                               2,681
   Pension/OPEB accruals                           11,053
   Other                                            3,966
                                                 --------
      Total deferred tax assets                    79,798
                                                 --------
   Net deferred liabilities                        22,300
   Valuation allowance                            (14,540)
                                                 --------
      Total                                      $  7,760
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

NOTE 11. PENSIONS, PROFIT SHARING, AND OTHER EMPLOYEE BENEFITS

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Birds Eye Foods. As of June 29, 2003, the Cooperative had no employees.

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

(Dollars in Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of period                                  $ 105,017
   Service cost                                                                   4,227
   Interest cost                                                                  7,604
   Plan participants' contributions                                                  78
   Plan amendments                                                                   99
   Curtailment                                                                   (3,962)
   Reversal of deferred compensation reserve                                        200
   Actuarial loss                                                                 1,159
   Benefits paid                                                                 (8,353)
   Adjustment for prior business combination                                        302
                                                                              ---------
      Benefit obligation at end of period                                       106,371
                                                                              ---------

Change in plan assets:
   Fair value of plan assets at beginning of period                              95,020
   Actual loss on plan assets                                                      (205)
   Employer contribution                                                            281
   Plan participants' contributions                                                  78
   Benefits paid                                                                 (8,353)
   Adjustment for prior business combination                                        245
                                                                              ---------
      Fair value of plan assets at end of period                                 87,066
                                                                              ---------

Plan funded status                                                              (19,305)
   Unrecognized prior service cost                                                  562
   Unrecognized actuarial loss/(gain)                                             1,735
                                                                              ---------
      Accrued benefit liability net of additional minimum pension liability   $ (17,008)
                                                                              =========

Amounts recognized in the statement of financial position:
   Accrued benefit liability                                                  $ (17,581)
   Accumulated other comprehensive income - minimum pension liability               573
                                                                              ---------
      Net amount recognized                                                   $ (17,008)
                                                                              =========

Weighted-average assumptions:
   Discount rate                                                                    7.4%
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

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the six retirement plans with accumulated benefit obligations in excess of plan assets were:

(Dollars in Thousands)
                                 Master Hourly   Master Salaried    Excess Benefit
                                  Pension Plan   Retirement Plan   Retirement Plan
                                 June 29, 2002    June 29, 2002     June 29, 2002
                                 -------------   ---------------   ---------------
Projected benefit obligation        $67,205          $35,246             $884
Accumulated benefit obligation       64,164           33,922              802
Fair value of plan assets            60,492           26,333                0

                                 Supplemental Executive     Supplemental Executive     Southland Frozen Foods
                                  Retirement Plan No. 1   Retirement Agreement No. 2        Pension Plan
                                      June 29, 2002              June 29, 2002              June 29, 2002
                                 ----------------------   --------------------------   ----------------------
Projected benefit obligation             $1,912                      $802                       $322
Accumulated benefit obligation            1,912                       802                        322
Fair value of plan assets                     0                         0                        241

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

Birds Eye Foods accounted for segments using Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise" (SFAS No. 131). SFAS No. 131 establishes requirements for reporting information about operating segments and establishes standards for related disclosures about products and services, and geographic areas. SFAS No. 131 also replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of reportable segments. As management made the majority of its operating decisions based upon Birds Eye Foods' significant product lines, Birds Eye Foods elected to utilize significant product lines in determining its operating segments. Birds Eye Foods' four primary operating segments were as follows: vegetables, fruit, snacks, and canned meals.

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
                                                                       ========   ========

(Dollars in Millions)              Fiscal Years Ended
                                  -------------------
                                  June 29,   June 30,
                                    2002       2001
                                  --------   --------
Capital expenditures:
   Vegetables                       $12.6      $14.8
   Fruits                             1.3        2.7
   Snacks                             0.7        4.4
   Canned Meals                       0.3        2.5
   Other                              0.1        0.7
                                    -----      -----
      Continuing Segments            15.0       25.1
   Businesses sold or closed(1)       0.0        1.1
                                    -----      -----
         Total                      $15.0      $26.2
                                    =====      =====

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

In fiscal 2003, 2002 and 2001, cash dividends on common stock (Class A) of $509,638, $564,369 and $533,231, respectively, were paid at a rate of 5.0 percent.

At its January 2003 Board meeting, the Board of Directors of Pro-Fac determined to suspend the payment of annual dividends on the Cooperative's common stock for an indefinite period of time.

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

On June 10, 2003, General Electric Capital Corporation voluntarily withdrew its complaint, without prejudice, filed on October 17, 2001 in the supreme court of New York County, New York, against us and Birds Eye Foods relating to an equipment lease entered into between AgriFrozen and the plaintiff's predecessor-in-interest. The Cooperative did not pay General Electric Capital Corporation in connection with its voluntary withdrawal.

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

Related party transaction: Substantially all purchases are from member-growers of the Cooperative and substantially all sales of the Cooperative are to its equity investee, Birds Eye Foods.

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the fiscal years ended June 28, 2003 and June 29, 2002 appears in the following table.

In the opinion of management, all adjustments necessary for a fair presentation of the unaudited quarterly data have been made.

The Cooperative determined that it had incorrectly accounted for the calculation of preferred dividends to shareholders and the accretion of Holdings, LLC's mandatorily redeemable preferred units. This adjustment was recorded in the fourth quarter of fiscal 2003 and was not material to the other three quarters.

(Dollars in Thousands Except Per Share)

                                                                         Quarters
                                         --------------------------------------------------------------------------
Fiscal 2003                                  1         2         3             4               4         Total Year
                                         --------   -------   -------   --------------   -------------   ----------
                                                                        (As originally   (As Restated,
                                                                           Reported)      See NOTE 16)

Net sales                                $103,726   $     0   $     0       $     0         $     0       $103,726
Gross profit                             $ 23,082   $     0   $     0       $     0         $     0       $ 23,082
Pretax income/(loss) before dividends,
   and allocation of net proceeds        $ 13,974   $ 3,160   $   936       $(1,775)        $(2,269)      $ 16,295
Net income/(loss)                        $  5,316   $ 2,487   $ 1,354       $  (673)        $(1,167)      $  7,990
Cash dividends declared per share on
   Class A Cumulative Preferred Stock    $   0.43   $  0.43   $  0.43       $  0.43         $  0.43       $   1.72
Market price per share on Class A
   Cumulative Preferred Stock (Nasdaq)
      High                               $ 15.952   $15.936   $15.845       $17.103         $17.103       $ 17.103
      Low                                $ 15.258   $15.674   $15.676       $16.776         $16.776       $ 15.258

(Dollars in Thousands Except Per Share)

                                                                 Quarters
                                         -------------------------------------------------------
Fiscal 2002                                  1          2         3           4       Total Year
                                         --------   --------   --------   ---------   ----------
Net sales                                $249,232   $294,549   $244,886   $ 221,873   $1,010,540
Gross profit                             $ 45,870   $ 70,663   $ 53,949   $  44,761   $  215,243
Pretax income/(loss) before dividends,
   and allocation of net proceeds        $ (4,512)  $ 22,634   $  7,596   $(171,063)  $ (145,345)
Net (loss)/income                        $ (2,728)  $ 15,306   $  5,433   $(134,795)  $ (116,784)
Cash dividends declared per share on
   Class A Cumulative Preferred Stock    $   0.43   $   0.43   $   0.43   $    0.43   $     1.72
Market price per share on Class A
   Cumulative Preferred Stock (Nasdaq)
      High                               $ 17.550   $ 17.300   $ 17.000   $  18.000   $   18.000
      Low                                $ 16.420   $ 15.500   $ 15.650   $  16.700   $   15.500

NOTE 16. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

          Subsequent to the issuance of its financial statements for the year ended June 28, 2003, the Cooperative determined that the equity income from Agrilink Holdings LLC had been recorded incorrectly. The adjustment recorded which corrects an error related to the calculation of a preferred dividend to certain Holdings LLC shareholders and the accretion of Holdings LLC's mandatorily redeemable preferred units, reduced the Cooperative's equity in the net income of Holdings LLC, after preferred dividend requirements and accretion requirements by $0.5 million. An adjustment was also recorded to reflect other comprehensive income items of Holdings LLC related primarily to a minimum pension liability, which was recorded by Holdings LLC during the quarter ended June 28, 2003, and not previously recorded by the Cooperative. The total impact of the aforementioned items was to reduce net income for fiscal 2003 by $0.5 million and to reduce the Cooperative's investment in Holdings LLC and its equity, at June 28, 2003, by $4.9 million. This restatement has no effect on reported cash flows of the Cooperative. The principal effects of the restatement are summarized in the following table:

                                                As Previously
(Dollars in Thousands)                             Reported     As Restated
                                                -------------   -----------
For the year ended June 28, 2003:

Equity in net income of Holdings LLC                $2,628        $ 2,134

Net income                                          $8,484        $ 7,990

Comprehensive income                                $8,484        $ 3,548

At June 28, 2003:

Investment in Holdings LLC                         $26,873        $21,937

Total assets                                       $36,399        $31,463

Accumulated other comprehensive (loss)/income

   Unrealized gain on hedging activity
      of equity investee                           $    --        $   142

   Minimum pension liability adjustment
      of equity investee                           $    --        $(4,584)

Total shareholders' and
   members' capitalization                         $14,586        $ 9,650

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

For the quarterly period ended June 28, 2003 and in connection with the preparation of Pro-Fac's Form 10-K filed September 26, 2003, Pro-Fac's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Pro-Fac's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, Pro-Fac's Principal Executive Officer and Principal Financial Officer had previously concluded that Pro-Fac's disclosure controls and procedures as of June 28, 2003 (the end of the period covered by this Report) were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Subsequent to the issuance of Pro-Fac's financial statements for the year ended June 28, 2003, Pro-Fac determined that the equity method of accounting for its investment in Holdings LLC had been applied incorrectly and that Pro-Fac would restate its annual financial statements for its fiscal year ended
June 28, 2003 and its quarterly financial statements for its fiscal quarter ended September 27, 2003 and for its fiscal quarter ended December 27, 2003.
In light of the foregoing, Pro-Fac has enhanced its policies and procedures to better assure its timely acquisition of quarterly and annual financial and other information necessary for Pro-Fac's reporting of its investment in Holdings LLC under the equity method of accounting and its procedures related to the application of the equity method of accounting.

Pro-Fac's Principal Executive Officer and Principal Financial Officer, considering the improved controls and procedures, has concluded that Pro-Fac's disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Involvement in Certain Legal Proceedings: Mr. Stephen Wright was previously an executive officer of PF Acquisition II, Inc. a former subsidiary of Pro-Fac. On June 27, 2001, PF Acquisition II, Inc. filed a petition under the federal bankruptcy laws.

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

Executive Compensation
Summary Compensation Table (1)

                                                                      Annual
                                                                 Compensation (4)        401(k)
                                                               -------------------      Matching
Name and Principal Position                             Year    Salary    Bonus(5)   Contributions
                                                        ----   --------   --------   -------------
Dennis M. Mullen (2)                                    2003   $600,000   $250,000       $9,423
   President and Chief Executive Officer and Director   2002   $600,000   $      0       $8,538
   of Birds Eye Foods, Inc.                             2001   $600,000   $      0       $9,808

Stephen R. Wright (3)                                   2003   $234,000   $ 60,000       $6,962
   General Manager and Secretary                        2002   $225,000   $      0       $6,534
   of Pro-Fac                                           2001   $222,685   $      0       $6,556

Earl L. Powers (2)                                      2003   $315,250   $120,000       $7,491
   Executive Vice President and Chief Financial         2002   $305,250   $      0       $6,105
   Officer of Birds Eye Foods, Inc.                     2001   $305,104   $      0       $4,444

Carl W. Caughran (2)                                    2003   $250,000   $131,350       $6,649
   Executive Vice President - Operations                2002   $240,000   $      0       $6,138
   Birds Eye Foods, Inc.                                2001   $232,050   $      0       $6,880

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

                                                                       Amount and Nature of    Percent of
                Name                         Title of Class          Beneficial Ownership(a)    Class(b)
-----------------------------------   ----------------------------   -----------------------   ----------

Dale W. Burmeister                    Common                                10,330 (c)            0.54%
                                      Class A Cumulative Preferred             657 (c)            0.01%
                                      Class A Cumulative Preferred          10,729                0.23%
                                      Class A Cumulative Preferred           1,110 (u)            0.02%

Peter R. Call                         Common                                40,536 (d)            2.10%
                                      Class A Cumulative Preferred          27,177 (d)            0.59%
                                      Class A Cumulative Preferred          14,194 (e)            0.31%
                                      Class A Cumulative Preferred           5,361 (f)            0.12%
                                      Class A Cumulative Preferred          10,146                0.22%
                                      Class A Cumulative Preferred           1,700 (v)            0.04%
                                      Class A Cumulative Preferred             800 (w)            0.02%

Glen Lee Chase                        Common                                 9,472 (g)            0.49%
                                      Class A Cumulative Preferred           8,500 (g)            0.18%

Tom R. Croner                         Common                                 3,776 (h)            0.20%
                                      Class A Cumulative Preferred           6,689 (i)            0.14%
                                      Class A Cumulative Preferred           1,700 (j)            0.04%

Kenneth A. Dahlstedt                  Common                                 7,375                0.38%
                                      Common                                 1,833 (m)            0.01%
                                      Class A Cumulative Preferred             330                0.01%
                                      Class A Cumulative Preferred              48 (m)            0.00%

Robert DeBadts                        Common                                12,737 (k)            0.66%
                                      Class A Cumulative Preferred          12,732 (k)            0.27%
                                      Class A Cumulative Preferred             307 (l)            0.01%

Bruce R. Fox                          Common                                21,824 (n)            1.13%
                                      Common                                   240 (p)            0.01%
                                      Class A Cumulative Preferred           9,261 (n)            0.20%
                                      Class A Cumulative Preferred           8,583 (o)            0.18%
                                      Class A Cumulative Preferred           1,085                0.02%
                                      Class A Cumulative Preferred             955 (t)            0.02%

Cornelius D. Harrington, Jr.          None

Steven D. Koinzan                     Common                                10,380                0.54%
                                      Class A Cumulative Preferred           6,159                0.13%

Kenneth A. Mattingly                  Common                                12,141 (q)            0.63%
                                      Class A Cumulative Preferred          12,258 (q)            0.26%

Allan W. Overhiser                    Common                                 3,066 (r)            0.16%
                                      Class A Cumulative Preferred           2,130 (r)            0.05%

James A. Pierson                      None

Paul E. Roe                           Common                                22,565 (s)            1.17%
                                      Class A Cumulative Preferred           8,283 (s)            0.18%

Darell Sarff                          Common                                 2,616                0.14%
                                      Class A Cumulative Preferred           1,995                0.04%

Frank M. Stotz                        None

Dennis M. Mullen

Stephen R. Wright                     Class A Cumulative Preferred           1,140                0.02%

Earl L. Powers

Carl W. Caughran

All directors and current executive
 officers as a group (19)             Common                               158,891                8.25%
                                      Class A Cumulative Preferred         154,029                3.35%
                                      Class B Cumulative Preferred           1,000                4.84%

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

During fiscal 2003, the following directors, directly or indirectly through entities owned or controlled by them, received payments from Pro-Fac for their crops:

(Dollars in Thousands)

                                  RELATIONSHIP          GROSS PURCHASES
            NAME           TO PRO-FAC/BIRDS EYE FOODS     FISCAL 2003
-----------------------   ---------------------------   ---------------
Dale W. Burmeister.....   Director                           $  130
Peter R. Call*.........   Director                           $3,492
Glen Lee Chase.........   Director                           $  126
Tom R. Croner..........   Director and Treasurer             $   89
Kenneth A. Dahlstedt...   Director                           $  392
Robert DeBadts.........   Director                           $  629
Bruce R. Fox *.........   Director and President             $  794
Steven D. Koinzan *....   Director and Vice President        $  451
Kenneth A. Mattingly...   Director                           $1,274
Allan W. Overhiser.....   Director                           $   23
Paul E. Roe *..........   Director                           $  613
Darell Sarff...........   Director                           $  126

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

DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by New York law and in accordance with the policy of that state, the Cooperative has obtained insurance from St. Paul Mercury Insurance Company insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative. This insurance has a term expiring on August 19, 2003, at an annual cost of approximately $120,000. Additionally, the Cooperative has obtained insurance from St. Paul Mercury Insurance Company and Great American Insurance Company, insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative for events occurring prior to August 19, 2002 where claims are submitted prior to August 19, 2008. This insurance has a term expiring on August 19, 2008, at a cost of approximately $463,000. As of the date of this Report, no sums have been paid to any officers or directors of the Cooperative under this indemnification insurance policies.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are included as part of this Report:

     1. Financial Statements. The following Financial Statements of Pro-Fac and Report of Independent Auditors are included in Item 8:

                                                                                                                Page
                                                                                                                ----
Pro-Fac Cooperative, Inc. and Consolidated Subsidiary:
   Management's Responsibility for Financial Statements......................................................    30
   Independent Auditors' Report..............................................................................    31
   Report of Independent Accountants.........................................................................    32
   Consolidated Financial Statements for the years ended June 28, 2003,
      June 29, 2002, and June 30, 2001:
      Consolidated Statements of Operations, Net Proceeds, and Comprehensive Income (Loss) for the years ended
         June 28, 2003, June 29, 2002 and June 30, 2001......................................................    33
      Consolidated Balance Sheet at June 28, 2003 and June 29, 2002..........................................    34
      Consolidated Statement of Cash Flows for the years June 28, 2003, June 29, 2002, and June 30, 2001.....    35
      Consolidated Statements of Changes in Shareholders' and Members' Capitalization and Redeemable Stock
         for the years ended June 28, 2003, June 29, 2002, and June 30, 2001.................................    36
      Notes to Consolidated Financial Statements.............................................................    37

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

*** See further discussion regarding tax matters in "NOTE 10. Income Taxes" under "Notes to Consolidated Financial Statements in Part II, Item 8 of this Report."

Separate Financial Statements of Fifty-Percent or Less Owned Persons.

Exhibit 99 to this Report, Birds Eye Holdings LLC (formerly known as Agrilink Holdings LLC) Consolidated Financial Statements for the period from August 19, 2002-June 28, 2003, is incorporated by reference into this Report as the separate financial statements of subsidiaries not consolidated and fifty-percent or less owned persons, as a financial statement schedule required as part of this Report.

Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the Financial Statements or the notes thereto.

(3) Exhibits. The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:

Exhibit
 Number                               Description
-------   ----------------------------------------------------------------------
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

4.2       Form of 11 7/8% Senior Subordinated Notes due 2008 (filed as Exhibit
          B, to Exhibit 4.1 to Birds Eye Foods, Inc.'s Registration Statement on Form S-4 filed January 5, 1999 (Registration No. 333-70143) and incorporated herein by reference).

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

10.7      Amendment No. One to the Securityholders Agreement dated August 30,
          2003 among Bird Eye Holdings, LLC, Pro-Fac Cooperative, Inc.,
          Vestar/Birds Eye Holdings, LLC, and others (filed as Exhibit 10.7 to
          Pro-Fac's Annual Report on Form 10-K filed September 26, 2003 and incorporated herein by reference).

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

10.10     Amendment No. One to the Amended and Restated Limited Liability
          Company Agreement of Agrilink Holdings LLC. (filed as Exhibit 10.10 to
          Pro-Fac's Annual Report on Form 10-K filed September 26, 2003 and incorporated herein by reference).

31        Section 302 Certification of the Principal Executive Officer and
          Principal Financial Officer (filed herewith).

32        Certification of Principal Executive Officer and Principal Financial
          Officer pursuant to 18 USC, Section 1350, as adopted pursuant to
          Section 906 (filed herewith).

99 Birds Eye Holdings LLC (formerly known as Agrilink Holdings LLC) consolidated financial statements for the period from August 19, 2002 - June 28, 2003.

(b)  Reports on Form 8-K

     On May 13, 2003, Pro-Fac filed a copy of its press release announcing its financial results for its third fiscal quarter ended March 29, 2003 on Form 8-K under Item 9. Regulation FD to provide information required to be provided under Item 12.

(c)  See Item 15(a)(3) above.

(d)  See Item 15(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PRO-FAC COOPERATIVE, INC.


Date:  May 13, 2004                     BY:        /s/ Stephen R. Wright
      ----------------------                ------------------------------------
                                                    Stephen R. Wright
                                              General Manager and Secretary
                                               (Principal Executive Officer,
                                              Principal Financial Officer, and
                                               Principal Accounting Officer)