Form 10-Q/A
period 2003-09-27
PRO FAC COOPERATIVE INC
filed 2004-05-17
CIK 202932

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-Q/A
                                (Amendment No. 1)

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

                                 YES [_] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of November 10, 2003.

                            Common Stock - 1,918,766

================================================================================


                               Page 1 of 20 Pages

                                EXPLANATORY NOTE

The purpose for this Form 10-Q/A (Amendment No. 1) is (i) to amend Pro-Fac Cooperative, Inc.'s Form 10-Q for the quarter ended September 27, 2003 to include restated financial statements, as discussed in NOTE 8 of the "Notes to the Condensed Financial Statements" and as announced in Pro-Fac's Current Report on Form 8-K on April 12, 2004, (ii) to amend and restate each item of Pro-Fac's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed with the Securities and Exchange Commission on November 12, 2003, which has been affected by the restated financial statements, and (iii) to include summarized income statement information of Birds Eye Holdings LLC (formerly Agrilink Holdings LLC), as is set forth in NOTE 1 of the "Notes to the Financial Statements". Further, the balance sheet as of June 28, 2003 has been restated from that originally filed in the Form 10-Q for the quarter ended September 27, 2003. The items of Pro-Fac Cooperative's Form 10-Q for the quarter ended September 27, 2003 which are amended and restated in their entireties herein are: Part I, Item 1 - Financial Statements, Part I, Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations and
Part I, Item 4. - Controls and Procedures. In addition, Part II, Item 1 - Legal, has been amended to correct a cross-reference. Except as described in this Explanatory Note, this Form 10-Q/A (Amendment No. 1) does not otherwise modify the disclosures in Pro-Fac Cooperative, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003 filed with the Securities and Exchange Commission on November 12, 2003. The Cooperative has also amended its Form 10-K for the year ended June 28, 2003.

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Condensed Statements of Operations, Allocation of Income and Comprehensive
Income
(Unaudited)

(Dollars in Thousands)

                                                                             Three Months Ended
                                                                  -----------------------------------------
                                                                        September 27,         September 28,
                                                                            2003                  2002
                                                                        -------------         -------------
                                                                  (As Restated, See NOTE 8)
Net sales                                                                  $     0              $103,726
Cost of sales                                                                    0               (80,644)
                                                                           -------              --------
Gross profit                                                                     0                23,082
Equity loss from Agrilink Holdings LLC (for the period June 29,
   2003 to September 27, 2003 and the period August 19, 2002 to
   September 28, 2002, respectively)                                          (621)                 (144)
Gain from transaction with Birds Eye Foods, Inc. and related
   agreements                                                                2,491                 6,804
Commercial market value adjustment                                             449                     0
Selling, administrative, and general expense                                  (258)                 (526)
Selling, administrative, and general expense (for the period
   June 30, 2002 to August 18, 2002)                                             0               (15,468)
Legal matters and settlement expenses                                         (194)                  (47)
Other income                                                                     0                   277
                                                                           -------              --------
Operating income                                                             1,867                13,978
Interest income                                                                  3                     3
Interest expense                                                               (11)               (7,747)
                                                                           -------              --------
Income before taxes                                                          1,859                 6,234
Tax provision (for the period June 30, 2002 to
   August 18, 2002)                                                              0                  (859)
Tax provision                                                                    0                   (59)
                                                                           -------              --------
Net income                                                                 $ 1,859              $  5,316
                                                                           =======              ========
Allocation of net income:
   Net income                                                              $ 1,859              $  5,316
   Dividends on common and preferred stock                                  (2,024)               (2,453)
                                                                           -------              --------
   Net (deficit) proceeds                                                     (165)                2,863
   Allocation from (to) accumulated deficit                                    165                (2,863)
                                                                           -------              --------
   Net proceeds available to members                                       $     0              $      0
                                                                           =======              ========
Net income                                                                 $ 1,859              $  5,316
Other comprehensive income (loss):
   Unrealized loss on hedging activity of equity investee                     (211)                    0
                                                                           -------              --------
Comprehensive income                                                       $ 1,648              $  5,316
                                                                           =======              ========

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Balance Sheets
(Unaudited)

(Dollars in Thousands)

                                                                                   September 27,   June 28,
                                                                                        2003           2003
                                                                                    -------------   ---------
                                                                                    (As Restated, See NOTE 8)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                          $     984     $     367
   Accounts receivable from Birds Eye Foods, Inc.                                        15,394         8,504
   Investment in CoBank                                                                      30            44
   Current portion of Transitional Services receivable from Birds Eye Foods, Inc.           465           525
   Prepaid expenses and other current assets                                                 84            15
                                                                                      ---------     ---------
         Total current assets                                                            16,957         9,455
Transitional Services receivable from Birds Eye Foods, Inc.                                   0            71
Investment in Agrilink Holdings LLC                                                      19,477        21,937
                                                                                      ---------     ---------
         Total assets                                                                 $  36,434     $  31,463
                                                                                      =========     =========

            LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
   Accounts payable                                                                   $     828     $   1,058
   Accrued interest                                                                          11            14
   Other accrued expenses                                                                   839         1,075
   Amounts due members                                                                   14,765         7,876
                                                                                      ---------     ---------
         Total current liabilities                                                       16,443        10,023
Long-term debt                                                                            1,000         1,200
Other non-current liabilities                                                                 0           832
                                                                                      ---------     ---------
         Total liabilities                                                               17,443        12,055
                                                                                      ---------     ---------
Commitments and contingencies
Class B cumulative redeemable preferred stock, liquidation preference $10 per
   share; authorized - 500,000 shares; issued and outstanding 12,109 shares                 122           122
                                                                                      ---------     ---------
Common stock, par value $5, authorized - 5,000,000 shares; issued
   and outstanding 1,918,766 and 1,927,226 shares, respectively                           9,594         9,636
                                                                                      ---------     ---------
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                14,404        14,404
   Non-cumulative preferred stock, par value $25, authorized 5,000,000 shares;
      issued and outstanding 29,328 shares                                                  733           733
   Class A cumulative preferred stock, liquidation preference $25 per share,
      authorized 10,000,000 shares; issued and outstanding 4,604,139 shares             115,104       115,104
   Special membership interests                                                          21,733        21,733
   Accumulated deficit                                                                 (138,046)     (137,882)
Accumulated other comprehensive (loss)/income:
   Unrealized gain/(loss) on hedging activity of equity investee                            (69)          142
   Minimum pension liability adjustment of equity investee                               (4,584)       (4,584)
                                                                                      ---------     ---------
         Total shareholders' and members' capitalization                                  9,275         9,650
                                                                                      ---------     ---------
         Total liabilities and shareholders' and members' capitalization              $  36,434     $  31,463
                                                                                      =========     =========

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                        Three Months Ended
                                                                                   -----------------------------
                                                                                   September 27,   September 28,
                                                                                       2003            2002
                                                                                   -------------   -------------
                                                                                   (As Restated,
                                                                                    see NOTE 8)
Cash Flows from Operating Activities:
   Net income                                                                         $ 1,859        $  5,316
   Adjustments to reconcile net income to net cash used in operating activities:
      Amortization of certain intangible assets                                             0             144
      Amortization of debt issue costs, amendment costs, and discount on
         subordinated promissory notes                                                      0           1,201
      Amortization of transition service receivable                                       132              61
      Depreciation                                                                          0           3,833
      Gain from transaction with Birds Eye Foods, Inc. and related agreements          (2,491)         (6,804)
      Equity loss from Agrilink Holdings LLC                                              621             144
      Equity in undistributed earnings of joint venture                                     0            (277)
   Change in assets and liabilities:
         Accounts receivable                                                                0           1,818
         Inventories and prepaid manufacturing expense                                      0         (33,170)
         Income taxes                                                                       0             (76)
         Accounts payable and other accrued expenses                                   (1,303)         (9,999)
         Amounts due members                                                              119           9,513
         Deferred tax asset and liability                                                   0             859
         Other assets and liabilities, net                                                (69)           (187)
                                                                                      -------        --------
Net cash used in operating activities                                                  (1,132)        (27,624)
                                                                                      -------        --------

Cash flows from Investing Activities:

   Proceeds from Termination Agreement with Birds Eye Foods, Inc.                       4,000           4,000
   Purchase of property, plant and equipment                                                0          (2,187)
   Proceeds from investment in CoBank                                                      14           1,115
   Advances to joint venture                                                                0          (1,512)
   Cash at the date of deconsolidation with Birds Eye Foods, Inc.                           0          (5,818)
                                                                                      -------        --------
Net cash provided by (used in) investing activities                                     4,014          (4,402)
                                                                                      -------        --------

Cash Flows from Financing Activities:

   Net proceeds from issuance of short-term debt                                            0          22,000
   Payments on long-term debt                                                            (200)           (292)
   Payments on capital leases                                                               0             (38)
   Repurchases of common stock, net                                                       (41)           (497)
   Cash dividends paid                                                                 (2,024)         (2,488)
                                                                                      -------        --------
Net cash (used in) provided by financing activities                                    (2,265)         18,685
                                                                                      -------        --------

Net change in cash and cash equivalents                                                   617         (13,341)
Cash and cash equivalents at beginning of period                                          367          14,686
                                                                                      -------        --------
Cash and cash equivalents at end of period                                            $   984        $  1,345
                                                                                      =======        ========

Non-Cash Investing Activities:
   Pro-Fac's receipt of common equity ownership in Agrilink Holdings LLC in
      exchange for Birds Eye Foods common stock                                       $    --        $ 31,400
                                                                                      =======        ========

The accompanying notes are an integral part of these condensed financial statements.

                            PRO-FAC COOPERATIVE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") is a New York agricultural cooperative corporation which markets crops grown by its members. Birds Eye Foods, Inc. ("Birds Eye Foods," formerly Agrilink Foods, Inc.) through August 18, 2002, was a wholly-owned subsidiary of Pro-Fac. Prior to August 19, 2002, the results of the Cooperative were consolidated with Birds Eye Foods and intercompany transactions and balances were eliminated. Subsequent to August 18, 2002, Pro-Fac no longer consolidates Birds Eye Foods but accounts for its investment in Birds Eye Holdings LLC ("Holdings LLC" formerly Agrilink Holdings LLC) under the equity method of accounting. See the detailed description of the August 19, 2002 transaction below.

The operating activities of Pro-Fac for periods prior to August 19, 2002 reflect products sold through Birds Eye Foods' five primary product lines consisting of: vegetables, fruits, snacks, canned meals and other. The majority of each of the product lines' net sales was within the United States. In addition, all of Birds Eye Foods' operating facilities, excluding one in Mexico, were within the United States.

The Transaction: On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac, Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"):

(i) Pro-Fac contributed to the capital of Holdings LLC, a Delaware limited liability company, all of the shares of Birds Eye Foods' common stock owned by Pro-Fac, constituting 100 percent of the issued and outstanding shares of Birds Eye Foods' capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72 percent common equity ownership at the Closing Date; and

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units and Class A common units and warrants to acquire additional Class A common units, which warrants were immediately exercised, representing, at the Closing Date,
     56.24 percent of the common equity of Holdings LLC, inclusive of the additional Class A common units issued to Vestar upon its exercise of the warrants. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

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

See NOTE 2 to the "Notes to Condensed Financial Statements" for additional disclosures regarding agreements with Birds Eye Foods and discussion of the related gain.

Basis of Presentation: The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation. Accounting for the Cooperative's investment in Holdings LLC is based upon financial information provided by Holdings LLC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the period ended September 27, 2003 are not necessarily indicative of the results to be expected for other interim periods or the full year.

These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K/A for the fiscal year ended June 28, 2003.

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

Equity Method of Accounting: Pro-Fac accounts for its investment in Holdings LLC under the equity method of accounting. The Cooperative includes adjustments of Holdings LLC for minimum pension liabilities and unrealized holding gains and losses on hedging transactions in the Cooperative's other comprehensive income
(loss).

The following schedule sets forth summarized financial information of Holdings LLC for the periods indicated (dollars in thousands):

                                           Three Months Ended   August 19, 2002-
                                             September 27,        September 28,
                                                  2003                2002
                                           ------------------   ----------------
Net sales                                        $192,491           $106,445
Gross profit                                       41,772             24,444
Income from continuing operations                   2,886              1,665
Net income                                       $  2,882           $  1,479

Holdings LLC has $137.5 million of preferred units which accrue a preferred return at the rate of 15 percent per annum, based on a 360 day year and compounded quarterly. The preferred units are subject to redemption at the option of the preferred unitholders upon an initial public offering of Holdings LLC or any subsidiary, upon the sale of Holdings LLC or after August 19, 2010. The preferred units may also be redeemed at the option of Holdings LLC after August 19, 2005 at a premium. At the time of issuance of the preferred units, $3.9 million in fees were charged against the proceeds. Holdings LLC is accreting the preferred units up to their redemption value through transfers from retained earnings using the effective interest method to the date of earliest redemption. At September 27, 2003, Pro-Fac owned 40.52 percent of the remaining common interest. The preferred return on Holdings LLC's preferred units and the accretion thereon are taken into account in determining Pro-Fac's share of the earnings of Holdings LLC under the equity method of accounting.

New Accounting Pronouncements: In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in the balance sheet. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a significant effect on the operations of the Cooperative.

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

NOTE 3. DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. Amounts borrowed and interest are required to be paid only upon sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection the sale or liquidation of all or substantially all of the assets of Holdings LLC or one of more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. As of September 27, 2003 and June 28, 2003, loan amounts outstanding were $1.0 million and $0.7 million, respectively.

Line of Credit : On March 26, 2003, the Cooperative secured a $0.5 million line of credit (the "M&T Line of Credit") from Manufacturers and Traders Trust Company ("M&T Bank"). As of September 27, 2003, there were no borrowings outstanding under the M&T Line of Credit. As of June 28, 2003, there was an outstanding loan amount of $0.5 million under the M&T Line of Credit. Principal amounts borrowed bear interest at .75 percent per annum above the prime rate in effect on the day proceeds are disbursed, as announced by the Bank, as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be paid down to zero during each year by July 15, and maintained for a minimum of 90 consecutive days. The first paydown, if necessary, will commence July 15, 2004. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to Manufacturers and Traders Trust Company in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. However, collateral does include any distributions from the common units and cash payments made by Birds Eye Foods to the Cooperative.

Pro-Fac guarantees certain obligations of Birds Eye Foods. Following is a schedule of obligations at September 27, 2003 that are guaranteed by the Cooperative.

(Dollars in Millions)

                                                        Amounts
Contractual Obligations Guaranteed                     Committed     Expiration
---------------------------------------                ---------   -------------
Senior Subordinated Notes - 11 7/8
   Percent                                               $200.0    November 2008
Subordinated Promissory Note                             $ 38.5    November 2008

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

Birds Eye Foods accounted for segments using Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise" (SFAS No. 131). SFAS No. 131 establishes requirements for reporting information about operating segments and establishes standards for related disclosures about products and services, and geographic areas. As management of Birds Eye Foods made the majority of its operating decisions based upon Birds Eye Foods' significant product lines, Birds Eye Foods elected to utilize significant product lines in determining its operating segments. Birds Eye Foods' five primary operating segments were as follows: vegetables, fruits, snacks, canned meals and other.

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

The following table illustrates the operating segment information of the Cooperative for the period indicated:

(Dollars in Millions)

                                                   Quarter Ended
                                                   September 28,
                                                       2002
                                                   -------------
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
                                                      ======

                                                   Quarter Ended
                                                   September 28,
                                                       2002
                                                   -------------
Operating income:
   Vegetables                                          $ 3.8
   Fruits                                                2.1
   Snacks                                                1.3
   Canned Meals                                          0.3
   Other                                                 0.4
                                                       -----
      Continuing segments                                7.9
Equity loss from Agrilink
   Holdings LLC (for the period June 29,
   2003 to September 27, 2003 and the
   period August 19, 2002 to September
   28, 2002, respectively)                              (0.1)
Gain from transaction with Birds Eye
   Foods, Inc. and related agreements                    6.8
Commercial market value adjustment                       0.0
Selling, administrative, and general                    (0.5)
Legal matters and settlement expenses                   (0.1)
                                                       -----
Total consolidated operating income                     14.0
Interest expense, net                                   (7.8)
                                                       -----
Income before taxes                                    $ 6.2
                                                       =====

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

NOTE 8. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of its financial statements for the quarter ended September 27, 2003, the Cooperative determined that the equity loss from Holdings LLC had been recorded incorrectly. The adjustment recorded, which corrects an error related to the accretion of Holdings LLC's preferred units, increased the Cooperative's equity in the net loss of Holdings LLC after preferred dividend requirements and accretion requirements for the quarter ended September 27, 2003 by $29,000. An adjustment was also recorded to reflect other comprehensive income items of Holdings LLC related to a minimum pension liability, which was recorded by Holdings LLC during the fiscal year ended
June 28, 2003, not previously recorded by the Cooperative and the recording of an unrealized hedging loss of the equity investee. The total impact of the aforementioned items was to reduce net income for the three months ended September 27, 2003 by $29,000, reduce comprehensive income by $0.2 million for the the three months ended September 27, 2003 and to reduce the Cooperative's investment in Holdings LLC and its equity, at September 27, 2003 by $5.2 million. This restatement has no effect on reported cash flows of the Cooperative. The principal effects of the restatement are summarized in the following table:

                                                     As Previously
(Dollars in Thousands)                                  Reported     As Restated
                                                     -------------   -----------
For the three months ended
   September 27, 2003:

Equity in net loss of Holdings LLC                      $  (592)       $  (621)

Net income                                              $ 1,888        $ 1,859

Comprehensive income                                    $ 1,888        $ 1,648

At September 27, 2003:

Investment in Holdings LLC                              $24,652        $19,477

Total assets                                            $41,609        $36,434

Accumulated other comprehensive
   income (loss)

Unrealized loss on hedging activity of
   equity investee                                      $    --        $   (69)

Minimum pension liability adjustment of
  equity investee                                       $    --        $(4,584)

Total shareholders' and
  members' capitalization                               $14,450        $ 9,275

The Cooperative has also amended its Form 10-K for the year ended June 28, 2003 to reduce equity income from Holdings LLC for an error in the calculation of preferred dividends to certain Holdings LLC shareholders ($0.3 million) and accretion of the preferred units ($0.2 million) and to record comprehensive loss items of its equity investee ($4.4 million).


               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, Pro-Fac or persons acting on behalf of Pro-Fac make oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Report and other statements made in this Report and in other filings with the SEC.

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

o Birds Eye Foods, Inc.'s ability to service its debt that is guaranteed by Pro-Fac;

o risks associated with the Cooperative's contractual relationship with Birds Eye Foods, Inc., including the possibility of a reduced demand for crops produced by Pro-Fac members, the availability and sufficiency of shortfall payments by Birds Eye Foods, Inc. under the Amended and Restated Marketing and Facilitation Agreement, and the potential consequences of a termination of that relationship; the ability of the Cooperative to operate its business using the resources made available under the Termination Agreement and Transitional Services Agreement with Birds Eye Foods, Inc. and Pro-Fac's ability to operate its business after the expiration of those agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 8 of the "Notes to Condensed Financial Statements", the Cooperative has restated its condensed financial statements for the quarter ended September 27, 2003. The Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to this restatement.

The Cooperative is a New York agricultural cooperative corporation which markets crops grown by its members. Prior to August 18, 2002, Birds Eye Foods was a wholly owned subsidiary of Pro-Fac. Through (and including) August 18, 2002, the results of Pro-Fac were consolidated with Birds Eye Foods. During that period Birds Eye Foods operated through five primary product lines, consisting of vegetable, fruits, snacks, canned meals and other. The majority of each of the product line's net sales was within the United States and, with the exception of one facility in Mexico, all of Birds Eye Foods' facilities were located in the United States. The condensed financial statements were after elimination of significant intercompany transactions and balances.

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

The following summarizes the activity of Birds Eye Foods for the period June 30, 2002 through August 18, 2002:

                                                                 June 30, 2002 -
(Dollars in Thousands)                                           August 18, 2002
                                                                 ---------------
Net sales                                                           $103,726
Cost of sales                                                        (80,644)
                                                                    --------
Gross profit                                                          23,082
Selling, administrative, and general expense                         (15,468)
Other income                                                             277
                                                                    --------
Operating income                                                       7,891
Interest expense                                                      (7,747)
                                                                    --------
Income before taxes                                                      144
Tax provision                                                            (59)
                                                                    --------
   Net income                                                       $     85
                                                                    ========

As a result of the Transaction described in NOTE 1 of the "Notes to Condensed Financial Statements," the results of operations for the approximately seven weeks outlined above are not comparable with those of the first quarter of fiscal 2004. Accordingly, the following is a discussion of the remaining components included in the results of operations of Pro-Fac for the first quarter of fiscal 2004.

Equity loss from Agrilink Holdings LLC: For the quarter ended September 27, 2003, the Cooperative recognized a loss of approximately $0.6 million from Holdings LLC, as compared to a loss of approximately $0.1 million in the fiscal 2003 period.

Gain from transaction with Birds Eye Foods, Inc and related agreements: On August 19, 2002, the Cooperative contributed to the capital of Holdings LLC all of the shares of Birds Eye Foods' common stock owned by Pro-Fac in exchange for Class B common units of Holdings LLC representing a then 40.72 percent interest. Pro-Fac's investment in Birds Eye Foods prior to the Transaction was approximately $24.9 million. This amount reflects the forgiveness by Birds Eye Foods of approximately $36.5 million which represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand payable. The value of the Cooperative's 40.72 percent common equity ownership in Holdings LLC on August 19, 2002 was estimated at $31.4 million as of the Closing Date of the Transaction. In fiscal 2003, the Cooperative recognized a gain of $3.8 million from this transaction.

In addition, Pro-Fac and Birds Eye Foods entered into the Transitional Services Agreement described in NOTE 2 to the "Notes to Condensed Financial Statements." The estimated value of services to be received by Pro-Fac under the agreement, of approximately

$1.0 million, has been reflected as additional proceeds from the Transaction. Accordingly, in fiscal 2003, Pro-Fac recognized approximately $.6 million as additional gain from the Transitional Services Agreement.

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

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.3 million for the quarter ended September 27, 2003, as compared to $0.5 million in the comparable 2003 period. The decrease resulted from the Cooperative incurring, during the first quarter of fiscal 2003, approximately $.4 million to obtain insurance from St. Paul Mercury Insurance Company and Great American Insurance Company, insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative for events occurring prior to August 19, 2002 where claims are submitted prior to August 19, 2008. This insurance expires on August 19, 2008.

Legal matters and settlement expenses: The Cooperative incurred approximately $0.2 million of legal costs associated with legal matters, as disclosed in NOTE 6 to the "Notes to Condensed Financial Statements," through the end of the first quarter of fiscal 2004.

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

Subsequent to August 19, 2007 and prior to any sale (or dissolution) of Holdings LLC, Pro-Fac's primary source of cash is expected to be the annual distributions, if any, from Holdings LLC pursuant to the limited liability company agreement of Holdings LLC to which Pro-Fac, together with others, including Vestar, are parties, dated August 19, 2002 (the "Limited Liability Company Agreement"). The Limited Liability Company Agreement contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC, and provides that, subject to any restrictions contained in any financing arrangements of Holdings LLC and/or Birds Eye Foods, after August 19, 2007, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units. Assuming $24.8 million of annual distributions, and further assuming that Pro-Fac's distributable interest is 40.52%, Pro-Fac's annual distributable share would be approximately $10.0 million. The actual amount of annual distributions to Pro-Fac, if any, will depend upon the operating results of Birds Eye Foods for the particular year and Pro-Fac's distributable percentage interest.

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

A discussion of "Condensed Statement of Cash Flows" for the quarter ended September 27, 2003 of fiscal 2004 follows:

Net cash used in operating activities of $1.1 million for the first quarter of fiscal 2004 primarily represents the payment of a settlement of legal matters. (See the discussion of Legal Matters under "Note 6. Other Matters" under "Notes to Condensed Financial Statements" in Part I, Item 1 of this Report).

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

New Accounting Pronouncements: In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in the balance sheet. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a significant effect on the operations of the Cooperative.

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

ITEM 4. CONTROLS AND PROCEDURES

For the quarterly period ended September 27, 2003 and in connection with the preparation of Pro-Fac's Form 10-Q filed November 12, 2003, Pro-Fac's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Pro-Fac's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on that evaluation, Pro-Fac's Principal Executive
Officer and Principal Financial Officer had previously concluded that Pro-Fac's disclosure controls and procedures as of September 27, 2003 (the end of the period covered by this Report) were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

The information called for by this Item is disclosed in NOTE 6. "Other Matters - Legal Matters" under "Notes to Condensed Financial Statements" in Part I, Item 1 of this Form 10-Q/A, and is incorporated herein by reference in answer to this Item.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit Number                        Description
          --------------                        -----------
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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PRO-FAC COOPERATIVE, INC.


Date: May 17, 2004                       BY:        /s/Stephen R. Wright
                                             -----------------------------------
                                                      STEPHEN R. WRIGHT
                                                GENERAL MANAGER AND SECRETARY
                                             (On Behalf of the Registrant and as
                                                 Principal Executive Officer
                                              Principal Financial Officer, and
                                                Principal Accounting Officer)