Form 10-Q/A
period 2003-12-27
PRO FAC COOPERATIVE INC
filed 2004-05-17
CIK 202932

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

              For the transition period from ________ to _________

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


                               Page 1 of 20 Pages

                                EXPLANATORY NOTE

The purpose for this Form 10-Q/A (Amendment No. 1) is (i) to amend Pro-Fac Cooperative, Inc.'s Form 10-Q for the quarter ended December 27, 2003 to include restated financial statements, as discussed in NOTE 8 of the "Notes to the Financial Statements" and as announced in Pro-Fac's Current Report on Form 8-K on April 12, 2004, (ii) to amend and restate each item of Pro-Fac's Quarterly Report on Form 10-Q for the quarter ended December 27, 2003, filed with the Securities and Exchange Commission on February 10, 2004, which has been affected by the restated financial statements, and (iii) to include summarized income statement information of Birds Eye Holdings LLC (formerly Agrilink Holdings
LLC), as is set forth in NOTE 1 of the "Notes to the Condensed Financial Statements". Further, the balance sheet as of June 28, 2003 has been restated from that originally filed in the Form 10-Q for the three and six months ended December 27, 2003. The items of Pro-Fac Cooperative's Form 10-Q for the quarter ended December 27, 2003 which are amended and restated in their entireties herein are: Part I, Item 1 - Financial Statements, Part I,
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 4 Controls and Procedures, and Part II,
Item 6. - Exhibits and Reports on Form 8-K. In addition, Part II, Item 1-Legal, has been created to correct a cross reference. Except as described in this Explanatory Note, this Form 10-Q/A (Amendment No. 1) does not otherwise modify the disclosures in Pro-Fac Cooperative, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2003 filed with the Securities and Exchange Commission on February 10, 2004. The Cooperative has also amended its Form 10-K for the year ended June 28, 2003.

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Condensed Statements of Net Income, Allocation of Income and Comprehensive
Income
(Unaudited)

(Dollars in Thousands)

                                                                    Three Months Ended              Six Months Ended
                                                               ----------------------------   ----------------------------
                                                                December 27,   December 28,   December 27,    December 28,
                                                                   2003            2002           2003            2002
                                                               -------------   ------------   -------------   ------------
                                                               (As Restated,                  (As Restated,
                                                                see NOTE 8)                    see NOTE 8)
Net sales                                                         $     0         $     0        $     0        $103,726
Cost of sales                                                           0               0              0         (80,644)
                                                                  -------         -------        -------        --------
Gross profit                                                            0               0              0          23,082
Equity income from Agrilink Holdings LLC                            2,429           3,796          1,808           3,652
Gain from transaction with Birds Eye Foods, Inc. and related
   agreements                                                       1,190           1,186          3,681           7,990
Commercial market value adjustment                                    184               0            633               0
Selling, administrative, and general expense                         (262)           (284)          (520)           (810)
Selling, administrative, and general expense (for the period
   June 30, 2002 to August 18, 2002)                                    0               0              0         (15,468)
Legal matters and settlement expenses                                  (5)         (1,538)          (199)         (1,585)
Other income                                                            0               0              0             277
                                                                  -------         -------        -------        --------
Operating income                                                    3,536           3,160          5,403          17,138
Interest income                                                         3               4              6               7
Interest expense                                                      (25)              0            (36)         (7,747)
                                                                  -------         -------        -------        --------
Income before taxes                                                 3,514           3,164          5,373           9,398
Tax provision (for the period June 30, 2002 to
   August 18, 2002)                                                     0            (677)             0          (1,536)
Tax provision                                                           0               0              0             (59)
                                                                  -------         -------        -------        --------
Net income                                                        $ 3,514         $ 2,487        $ 5,373        $  7,803
                                                                  =======         =======        =======        ========

Allocation of net income:
   Net income                                                     $ 3,514         $ 2,487          5,373        $  7,803
   Dividends on common and preferred stock                         (1,980)         (1,935)        (4,004)         (4,388)
                                                                  -------         -------        -------        --------
   Net proceeds                                                     1,534             552          1,369           3,415
   Allocation to accumulated deficit                               (1,534)           (552)        (1,369)         (3,415)
                                                                  -------         -------        -------        --------
   Net proceeds available to members                              $     0         $     0        $     0        $      0
                                                                  =======         =======        =======        ========

Net income                                                        $ 3,514         $ 2,487        $ 5,373        $  7,803
Other comprehensive income (loss):
   Unrealized loss on hedging activity of equity investee             (11)              0           (222)              0
                                                                  -------         -------        -------        --------
Comprehensive income                                              $ 3,503         $ 2,487        $ 5,151        $  7,803
                                                                  =======         =======        =======        ========

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Balance Sheets
(Unaudited)

(Dollars in Thousands)

                                                                                      December 27,    June 28,
                                                                                          2003          2003
                                                                                      ------------   ---------
                                                                                     (As Restated, see NOTE 8)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                            $   1,416    $     367
   Accounts receivable                                                                      5,059            0
   Accounts receivable from Birds Eye Foods, Inc.                                          15,041        8,504
   Investment in CoBank                                                                        15           44
   Current portion of Transitional Services receivable from Birds Eye Foods, Inc.             333          525
   Prepaid expenses and other current assets                                                   55           15
                                                                                        ---------    ---------
         Total current assets                                                              21,919        9,455
Transitional Services receivable from Birds Eye Foods, Inc.                                     0           71
Investment in Agrilink Holdings LLC                                                        21,084       21,937
                                                                                        ---------    ---------
         Total assets                                                                   $  43,003    $  31,463
                                                                                        =========    =========

            LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
   Accounts payable                                                                     $     570    $   1,058
   Accrued interest                                                                            36           14
   Other accrued expenses                                                                     832        1,075
   Amounts due members                                                                     20,051        7,876
                                                                                        ---------    ---------
         Total current liabilities                                                         21,489       10,023
Long-term debt                                                                              1,000        1,200
Other non-current liabilities                                                                   0          832
                                                                                        ---------    ---------
         Total liabilities                                                                 22,489       12,055
                                                                                        ---------    ---------
Commitments and contingencies
Class B cumulative redeemable preferred stock, liquidation preference $10 per share; authorized - 500,000 shares; issued and
      outstanding 12,109 shares                                                               122          122
                                                                                        ---------    ---------
Common stock, par value $5, authorized - 5,000,000 shares; issued
   and outstanding 1,918,766 and 1,927,226 shares, respectively                             9,594        9,636
                                                                                        ---------    ---------

Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                  14,404       14,404
   Non-cumulative preferred stock, par value $25, authorized
      5,000,000 shares; issued and outstanding 29,328 shares                                  733          733
   Class A cumulative preferred stock, liquidation preference
      $25 per share, authorized 10,000,000 shares; issued and
      outstanding 4,604,139 shares                                                        115,104      115,104
   Special membership interests                                                            21,733       21,733
   Accumulated deficit                                                                   (136,512)    (137,882)
   Accumulated other comprehensive (loss)/income:
      Unrealized gain/(loss) on hedging activity of equity investee                           (80)         142
      Minimum pension liability adjustment of equity investee                              (4,584)      (4,584)
                                                                                        ---------    ---------
         Total shareholders' and members' capitalization                                   10,798        9,650
                                                                                        ---------    ---------
         Total liabilities and shareholders' and members' capitalization                $  43,003    $  31,463
                                                                                        =========    =========

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                              Six Months Ended
                                                                                         ---------------------------
                                                                                         December 27,   December 28,
                                                                                             2003           2002
                                                                                         ------------   ------------
                                                                                        (As Restated,
                                                                                         see NOTE 8)
Cash Flows from Operating Activities:
   Net income                                                                              $  5,373       $  7,803
   Adjustments to reconcile net income to net cash used in operating activities:
      Amortization of certain intangible assets                                                   0            144
      Amortization of debt issue costs, amendment costs, and discount on subordinated
         promissory notes                                                                         0          1,201
      Amortization of transition service receivable                                             263            192
      Depreciation                                                                                0          3,833
      Gain from transaction with Birds Eye Foods, Inc. and related agreements                (3,681)        (7,990)
      Equity income from Agrilink Holdings LLC                                               (1,808)        (3,652)
      Equity in undistributed earnings of joint venture                                           0           (277)
   Change in assets and liabilities:
         Accounts receivable                                                                (11,474)         1,818
         Inventories and prepaid manufacturing expense                                            0        (33,170)
         Income taxes                                                                             0            (76)
         Accounts payable and other accrued expenses                                         (1,541)        (9,522)
         Amounts due members                                                                 12,174          8,649
         Deferred tax asset and liability                                                         0          1,537
         Other assets and liabilities, net                                                      (40)           737
                                                                                           --------       --------
Net cash used in operating activities                                                          (734)       (28,773)
                                                                                           --------       --------

Cash Flows from Investing Activities:
   Proceeds from Termination Agreement with Birds Eye Foods, Inc.                             6,000          6,000
   Purchase of property, plant and equipment                                                      0         (2,187)
   Proceeds from investment in CoBank                                                            29          1,115
   Advances to joint venture                                                                      0         (1,512)
   Cash at the date of deconsolidation with Birds Eye Foods, Inc.                                 0         (5,818)
                                                                                           --------       --------
Net cash provided by (used in) investing activities                                           6,029         (2,402)
                                                                                           --------       --------

Cash Flows from Financing Activities:
   Net proceeds from issuance of short-term debt                                                  0         22,000
   Payments on long-term debt                                                                  (200)          (292)
   Payments on capital leases                                                                     0            (38)
   Repurchases of common stock, net                                                             (42)          (497)
   Cash dividends paid                                                                       (4,004)        (4,422)
                                                                                           --------       --------
Net cash (used in) provided by financing activities                                          (4,246)        16,751
                                                                                           --------       --------

Net change in cash and cash equivalents                                                       1,049        (14,424)
Cash and cash equivalents at beginning of period                                                367         14,686
                                                                                           --------       --------
Cash and cash equivalents at end of period                                                 $  1,416       $    262
                                                                                           ========       ========

Non-Cash Investing Activities:
   Pro-Fac's receipt of common equity ownership in Agrilink Holdings LLC
      in exchange for Birds Eye Foods common stock                                         $     --       $ 31,400
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

Basis of Presentation: The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation. Accounting for the Cooperative's investment in Holdings LLC is based upon financial information provided by Holdings LLC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the period ended December 27, 2003 are not necessarily indicative of the results to be expected for other interim periods or the full year. These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K/A for the fiscal year ended June 28, 2003.

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

The following schedule sets forth summarized financial information of Holdings, LLC for the periods indicated (dollars in thousands):

(Dollars in Thousands)

                                        Three Months Ended              Six Months Ended
                                    ---------------------------   ---------------------------
                                    December 27,   December 28,   December 27,   December 28,
                                        2003           2002           2003           2002
                                    ------------   ------------   ------------   ------------
Net sales                             $253,839       $274,375       $446,330       $380,820
Gross profit                            63,124         71,730        104,896         96,174
Income from continuing operations       12,239         14,980         15,125         16,645
Net income                            $ 12,239       $ 13,595       $ 15,121       $ 15,074

Holdings LLC has $137.5 million of preferred units which accrue a preferred return at the rate of 15 percent per annum, based on a 360 day year and compounded quarterly. The preferred units are subject to redemption at the option of the preferred unitholders upon an initial public offering of Holdings LLC or any subsidiary, upon the sale of Holdings LLC or after August 19, 2010. The preferred units may also be redeemed at the option of Holdings LLC after August 19, 2005 at a premium. At the time of issuance of the preferred units, $3.9 million in fees were charged against the proceeds. Holdings LLC is accreting the preferred units up to their redemption value through transfers from retained earnings using the effective interest method to the date of earliest redemption. At December 27, 2003, Pro-Fac owned 40.44 percent of the remaining common interest. The preferred return on Holdings LLC's preferred units and the accretion theron are taken into account in determining Pro-Fac's share of the earnings of Holdings LLC under the equity method of accounting

New Accounting Pronouncements: In May 2003, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in the balance sheet. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a significant effect on the operations of the Cooperative.

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

NOTE 3. DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. Amounts borrowed and interest are required to be paid only upon sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holdings LLC or one or more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. As of December 27, 2003 and June 28, 2003, loan amounts outstanding were $1.0 million and $0.7 million, respectively.

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

(Dollars in Millions)

                                              Amounts
Contractual Obligations Guaranteed           Committed     Expiration
-----------------------------------          ---------   -------------
Senior Subordinated Notes - 11 7/8 Percent     $50.0     November 2008
Subordinated Promissory Note                   $39.2     November 2008

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

Guarantees and Indemnifications: Pro-Fac is a guarantor, under an Indenture dated November 18, 1998, between Birds Eye Foods, the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc., as trustee, which Indenture was amended by a First Supplemental Indenture dated July 22, 2002, among Birds Eye Foods, the Guarantors named therein and The Bank of New York (as successor trustee to IBJ Schroder Bank & Trust Company), as trustee, and as further amended by a Second Supplemental Indenture dated March 1, 2003, of Birds Eye Foods' obligations under its 11 7/8 percent Senior Subordinated Notes issued by Birds Eye Foods in fiscal 1999 in the original aggregate principal amount of $200.0 million. The principal amount is due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semi-annually in arrears on May 1 and November 1. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the 11 7/8 percent Senior Subordinated Notes, including the payment in full when due of all principal and interest on the 11 7/8 percent Senior Subordinated Notes at maturity or otherwise and, in the event of any extension of time of payment or renewal of any of the 11 7/8 percent Senior Subordinated Notes, that the Notes will be promptly paid in full when due pursuant to the terms of any such extension or renewal. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the 11 7/8 percent Senior Subordinated Notes. As of December 27, 2003, the outstanding loan principal guaranteed by the Cooperative was $50.0 million.

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

NOTE 8. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of its financial statements for the quarter ended December 27, 2003, the Cooperative determined that the equity income from Agrilink Holdings LLC had been recorded incorrectly. The adjustment recorded, which corrects an error related to the accretion of Holdings LLC's mandatorily redeemable preferred units, reduced the Cooperative's equity in the net income of Holdings LLC after preferred dividend requirements and accretion requirements for the three and six month periods ended December 27, 2003 by $41,000 and $70,000, respectively. An adjustment was also recorded to reflect other comprehensive income items of Holdings LLC related to a minimum pension liability, which was recorded by Holdings LLC during the fiscal year ended June 28, 2003, not previously recorded by the Cooperative and the recording of an unrealized hedging loss from the equity investee. The total impact of the aforementioned items was to reduce net income for the three months and six months ended December 27, 2003 by $41,000 and $70,000, respectively, reduce comprehensive income from the three months and six months ended
December 27, 2003 by $12,000 and $222,000, respectively and to reduce the Cooperative's investment in Holdings LLC and its equity, at December 27, 2003 by $5.2 million. This restatement has no effect on reported cash flows of the Cooperative. The principal effects of the restatement are summarized in the following table:


                                                As Previously
                                                  Reported      As Restated
                                                -------------   -----------
(Dollars in Thousands)
For the three months ended December 27, 2003:

Equity in net income of Holdings LLC                $2,470         $2,429

Net income                                          $3,555         $3,514

Comprehensive income                                $3,555         $3,503

For the six months ended December 27, 2003:

Equity in net income of Holdings LLC                $1,878         $1,808

Net income                                          $5,443         $5,373

Comprehensive income                                $5,443         $5,151

At December 27, 2003:
Investment in Holdings LLC                       $26,311   $21,084

Total assets                                     $48,230   $43,003

Accumulated other comprehensive income (loss):

Unrealized hedging activity of equity investee   $    --   $   (80)

Minimum pension liability adjustment of
   equity investee                               $    --   $ 4,584

Total shareholders' and
   members' capitalization                       $16,025   $10,798

The Cooperative has also amended its Form 10-K for the year ended June 28, 2003 to reduce equity income from Holdings LLC for an error in the calculation of preferred dividends to certain Holdings LLC shareholders ($0.3 million) and accretion of those shares ($0.2 million) and to record comprehensive loss items of its equity investee ($4.4 million).

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

o    Birds Eye Foods' ability to service its debt that is guaranteed by Pro-Fac;

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 8 to the "Notes to Condensed Financial Statements", the Cooperative has restated its condensed financial statements for the three months and six months ended December 27, 2003. The Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to this restatement.

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

      CHANGES FROM SECOND QUARTER FISCAL 2003 TO SECOND QUARTER FISCAL 2004

Equity income from Agrilink Holdings LLC: For the quarter ended December 27, 2003, the Cooperative recognized income of approximately $2.4 million from Holdings LLC, as compared to income of approximately $3.8 million in the quarter ended December 28, 2002.

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

Legal matters and settlement expenses: In anticipation of the final settlement of the Blue Line and Seifer Trust litigation, Pro-Fac recorded a liability for approximately $1.3 million during the second quarter of fiscal 2003. The Blue Line and Seifer Trust litigation were settled in fiscal 2003. The Cooperative incurred approximately $.2 million of additional legal costs associated with these matters during the second quarter of fiscal 2003

Tax provision: On June 11, 2003, the Cooperative received notification from the Internal Revenue Service that effective August 19, 2002 the Cooperative qualified for tax exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions (such as dividends paid on its common and preferred stock).

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

    CHANGES FROM FIRST SIX MONTHS FISCAL 2003 TO FIRST SIX MONTHS FISCAL 2004

Prior to August 18, 2002, Birds Eye Foods was a wholly owned subsidiary of Pro-Fac. Through (and including) August 18, 2002, the results of Pro-Fac were consolidated with Birds Eye Foods. During that period Birds Eye Foods operated through five primary product lines, consisting of vegetables, fruit, snacks, canned meals and other. The majority of each of the product line's net sales were within the United States and, with the exception of one facility in Mexico, all of Birds Eye Foods' facilities were located in the United States. The consolidated financial statements were after elimination of significant intercompany transactions and balances.

Since August 19, 2002 Pro-Fac has operated in one segment, the marketing and supply of crops grown by its members.

The following summarizes the activity of Birds Eye Foods for the period June 30, 2002 through August 18, 2002:


                                               June 30, 2002 -
                                               August 18, 2002
                                               ---------------
(Dollars in Thousands)
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

Equity income from Agrilink Holdings LLC: For the six months ended December 27, 2003, the Cooperative recognized income of approximately $1.8 million from Holdings LLC, as compared to income of approximately $3.6 million in the fiscal 2003 period.

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

Legal matters and settlement expenses: The Cooperative incurred approximately $0.2 million of legal costs associated with legal matters, as disclosed in NOTE 6 to the "Notes to Condensed Financial Statements," in the first six months of fiscal 2004. In anticipation of the final settlement of the Blue Line and Seifer Trust litigations, Pro-Fac recorded a liability for approximately $1.3 million during the first six months of fiscal 2003. The Blue Line and Seifer Trust litigation were settled in fiscal 2003. The Cooperative incurred approximately $0.2 million of additional legal costs associated with these matters during the first six months of fiscal 2003.

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

Subsequent to August 19, 2007 and prior to any sale (or dissolution) of Holdings LLC, Pro-Fac's primary source of cash is expected to be the annual distributions, if any, from Holdings LLC pursuant to the limited liability company agreement of Holdings LLC to which Pro-Fac, together with others, including Vestar, are parties, dated August 19, 2002 (the "Limited Liability Company Agreement"). The Limited Liability Company Agreement contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC, and provides that, subject to any restrictions contained in any financing arrangements of Holdings LLC and/or Birds Eye Foods, after August 19, 2007, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units. Assuming $24.8 million of annual distributions, and further assuming that Pro-Fac's distributable interest is 40.44%, Pro-Fac's annual distributable share would be approximately $10.0 million. The actual amount of annual distributions to Pro-Fac, if any, will depend upon the operating results of Birds Eye Foods for the particular year and Pro-Fac's distributable percentage interest.

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

Under the Transitional Services Agreement, Birds Eye Foods has agreed to provide Pro-Fac certain administrative and other services until August 18, 2004. After termination of that Agreement, Pro-Fac will begin to pay for the services currently being provided under that Agreement, including salary, administrative and other expenses. Pro-Fac is currently evaluating alternatives for replacing services received from Birds Eye Foods under the Transitional Services Agreement which expires August 18, 2004. In that regard, Stephen R. Wright has accepted the position of General Manager /CEO of Pro-Fac effective August 19, 2004, the terms of his employment have yet to be negotiated.

Net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, is used to pay Pro-Fac's operating expenses as well as to pay dividends on its capital stock and fund repurchases of its common stock. Dividends on Pro-Fac's preferred stock were $4.0 million in the first six months of fiscal 2004 and 2003, respectively.

A discussion of "Condensed Statement of Cash Flows" for the six months ended December 27, 2003 of fiscal 2004 follows:

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

ITEM 4. CONTROLS AND PROCEDURES

For the quarterly period ended December 27, 2003 and in connection with the preparation of Pro-Fac's Form 10-Q filed February 10, 2004, Pro-Fac's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of Pro-Fac's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, Pro-Fac's Principal Executive Officer and Principal Financial Officer had previously concluded that Pro-Fac's disclosure controls and procedures as of December 27, 2003 (the end of the period covered by this Report) were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit Number                             Description
--------------   ---------------------------------------------------------------
     10.1        Demand Note between the Cooperative and Manufacturers and
                 Traders Trust Company, dated as of December 1, 2003 (filed as
                 Exhibit 10.1 to Pro-Fac's Quarterly Report on Form 10-Q filed
                 February 10, 2004 and incorporate herein by reference).

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

                                                 PRO-FAC COOPERATIVE, INC.


Date: May 17, 2004                           BY: /s/ Stephen R. Wright
                                                 -------------------------------
                                                       STEPHEN R. WRIGHT
                                                GENERAL MANAGER AND SECRETARY
                                             (On Behalf of the Registrant and as
                                                 Principal Executive Officer
                                               Principal Financial Officer, and
                                                Principal Accounting Officer)