Form 10-Q
period 2004-03-27
PRO FAC COOPERATIVE INC
filed 2004-05-17
CIK 202932

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    Form 10-Q

                                   ----------

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 2004

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

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of May 11, 2004.

                            Common Stock - 1,833,738

================================================================================


                               Page 1 of 19 Pages

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Condensed Statements of Net Income and Allocation of Income and
Comprehensive Income

(Unaudited)

                                                                     Three Months Ended      Nine Months Ended
                                                                   ---------------------   ---------------------
                                                                   March 27,   March 29,   March 27,   March 29,
(Dollars in Thousands)                                                2004        2003        2004        2003
                                                                   ---------   ---------   ---------   ---------
Net sales                                                           $     0     $     0     $     0     $103,726
Cost of sales                                                             0           0           0      (80,644)
                                                                    -------     -------     -------     --------
Gross profit                                                              0           0           0       23,082
Equity income (loss) from Birds Eye Holdings LLC                        919         (59)      2,727        3,593
Gain from transaction with Birds Eye Foods, Inc. and related
   agreements                                                         1,190       1,186       4,870        9,176
Commercial market value adjustment                                       18         560         651          560
Selling, administrative, and general expense                           (353)       (329)       (873)      (1,139)
Selling, administrative, and general expense (for the period
   June 30, 2002 to August 18, 2002)                                      0           0           0      (15,468)
Legal matters and settlement expenses                                   (39)       (422)       (239)      (2,007)
Other income                                                              0           0           0          277
                                                                    -------     -------     -------     --------
Operating income                                                      1,735         936       7,136       18,074
Interest income                                                           4           1          11            8
Interest expense                                                        (27)          0         (63)      (7,747)
                                                                    -------     -------     -------     --------
Income before taxes                                                   1,712         937       7,084       10,335
Tax provision (for the period June 30, 2002 to
   August 18, 2002)                                                       0         417           0       (1,118)
Tax provision                                                             0           0           0          (59)
                                                                    -------     -------     -------     --------
Net income                                                          $ 1,712     $ 1,354     $ 7,084     $  9,158
                                                                    =======     =======     =======     ========

Allocation of net income:
   Net income                                                       $ 1,712     $ 1,354       7,084     $  9,158
   Dividends on common and preferred stock                           (2,059)     (1,980)     (6,063)      (6,368)
                                                                    -------     -------     -------     --------
   Net (deficiency) proceeds                                           (347)       (626)      1,021        2,790
   Allocation (to) from accumulated deficit                             347         626      (1,021)      (2,790)
                                                                    -------     -------     -------     --------
   Net proceeds available to members                                $     0     $     0     $     0     $      0
                                                                    =======     =======     =======     ========

Net income                                                          $ 1,712     $ 1,354     $ 7,084     $  9,158
Other comprehensive income (loss):
   Unrealized gain (loss) on hedging activity of equity investee          7           0        (214)           0
                                                                    -------     -------     -------     --------
Comprehensive income                                                $ 1,719     $ 1,354     $ 6,870     $  9,158
                                                                    =======     =======     =======     ========

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Balance Sheets
(Unaudited)

                                                                                     March 27,     June 28,
(Dollars in Thousands)                      ASSETS                                      2004         2003
                                                                                     ---------    ---------
Current assets:
   Cash and cash equivalents                                                         $   3,022    $     367
   Accounts receivable                                                                     260            0
   Accounts receivable from Birds Eye Foods, Inc.                                       10,309        8,504
   Investment in CoBank                                                                      0           44
   Current portion of Transitional Services receivable from Birds Eye Foods, Inc.          202          525
   Prepaid expenses and other current assets                                                32           15
                                                                                     ---------    ---------
         Total current assets                                                           13,825        9,455
Transitional Services receivable from Birds Eye Foods, Inc.                                  0           71
Investment in Birds Eye Holdings LLC                                                    21,200       21,937
                                                                                     ---------    ---------
         Total assets                                                                $  35,025    $  31,463
                                                                                     =========    =========

                 LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
   Accounts payable                                                                  $     390    $   1,058
   Accrued interest                                                                         62           14
   Other accrued expenses                                                                  832        1,075
   Amounts due members                                                                  12,569        7,876
                                                                                     ---------    ---------
         Total current liabilities                                                      13,853       10,023
Long-term debt                                                                           1,000        1,200
Other non-current liabilities                                                                0          832
                                                                                     ---------    ---------
         Total liabilities                                                              14,853       12,055
                                                                                     ---------    ---------
Commitments and contingencies
Class B cumulative redeemable preferred stock, liquidation
   preference $10 per share; authorized - 500,000 shares; issued and
   outstanding 12,109 shares                                                               122          122
                                                                                     ---------    ---------
Common stock, par value $5, authorized - 5,000,000 shares; issued
   and outstanding 1,918,766 and 1,927,226 shares, respectively                          9,594        9,636
                                                                                     ---------    ---------
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                9,793       14,404
   Non-cumulative preferred stock, par value $25, authorized
      5,000,000 shares; issued and outstanding 29,053 shares and 29,320 shares,
        respectively                                                                       726          733
   Class A cumulative preferred stock, liquidation preference
      $25 per share, authorized 10,000,000 shares; issued and
      outstanding 4,788,819 shares and 4,604,139 shares, respectively                  119,721      115,104
   Special membership interests                                                         21,733       21,733
   Accumulated other comprehensive (loss)/income:
      Unrealized (loss) gain on hedging activity of equity investee                        (73)         142
      Mininum pension liability adjustment of equity investee                           (4,584)      (4,584)
   Accumulated deficit                                                                (136,860)    (137,882)
                                                                                     ---------    ---------
         Total shareholders' and members' capitalization                                10,456        9,650
                                                                                     ---------    ---------
         Total liabilities and shareholders' and members' capitalization             $  35,025    $  31,463
                                                                                     =========    =========

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                           Nine Months Ended
                                                                                         ---------------------
                                                                                         March 27,   March 29,
                                                                                           2004        2003
                                                                                         ---------   ---------
Cash Flows from Operating Activities:
   Net income                                                                             $ 7,084    $  9,158
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Amortization of certain intangible assets                                                 0         144
      Amortization of debt issue costs, amendment costs, and discount on subordinated
         promissory notes                                                                       0       1,201
      Amortization of transition service receivable                                           394           0
      Depreciation                                                                              0       3,833
      Gain from transaction with Birds Eye Foods, Inc. and related agreements              (4,870)     (9,176)
      Equity income from Birds Eye Holdings LLC                                            (2,727)     (3,593)
      Equity in undistributed earnings of joint venture                                         0        (277)
   Change in assets and liabilities:
      Accounts receivable                                                                  (1,943)      1,818
      Inventories and prepaid manufacturing expense                                             0     (33,170)
      Income taxes                                                                              0         (75)
      Accounts payable and other accrued expenses                                          (1,697)     (9,242)
      Amounts due members                                                                   4,693       8,649
      Deferred tax asset and liability                                                          0       1,118
      Other assets and liabilities, net                                                       (18)        535
                                                                                          -------    --------
Net cash provided by (used in) operating activities                                           916     (29,077)
                                                                                          -------    --------

Cash Flows from Investing Activities:
   Proceeds from Termination Agreement with Birds Eye Foods, Inc.                           8,000       8,000
   Purchase of property, plant and equipment                                                    0      (2,187)
   Proceeds from investment in CoBank                                                          44       1,115
   Advances to joint venture                                                                    0      (1,512)
   Cash at the date of deconsolidation with Birds Eye Foods, Inc.                               0      (5,818)
                                                                                          -------    --------
Net cash provided by (used in) investing activities                                         8,044        (402)
                                                                                          -------    --------

Cash Flows from Financing Activities:
   Net proceeds from issuance of short-term debt                                                0      22,000
   Net proceeds from Credit Facility with Birds Eye Foods, Inc.                                 0         100
   Payments on long-term debt                                                                (200)       (292)
   Payments on capital leases                                                                   0         (38)
   Repurchases of common stock, net                                                           (42)       (497)
   Cash dividends paid                                                                     (6,063)     (6,402)
                                                                                          -------    --------
Net cash (used in) provided by financing activities                                        (6,305)     14,871
                                                                                          -------    --------

Net change in cash and cash equivalents                                                     2,655     (14,608)
Cash and cash equivalents at beginning of period                                              367      14,686
                                                                                          -------    --------
Cash and cash equivalents at end of period                                                $ 3,022    $     78
                                                                                          =======    ========

Non-Cash Investing Activities
   Pro-Fac's receipt of common equity ownership in Birds Eye Holdings LLC in
    exchange for Birds Eye Foods Common Stock                                             $  --      $ 31,400
                                                                                          =======    ========

The accompanying notes are an integral part of these financial statements.

                            PRO-FAC COOPERATIVE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") is a New York agricultural cooperative corporation which markets crops grown by its members. Birds Eye Foods, Inc. ("Birds Eye Foods," formerly Agrilink Foods, Inc.) through August 18, 2002, was a wholly-owned subsidiary of Pro-Fac. Prior to August 19, 2002, the results of the Cooperative were consolidated with Birds Eye Foods and significant intercompany transactions and balances were eliminated. Subsequent to August 18, 2002, Pro-Fac no longer consolidates Birds Eye Foods but accounts for its investment in Birds Eye Holdings LLC ("Holdings LLC" formerly Agrilink Holdings LLC) under the equity method of accounting. See the detailed description of the August 19, 2002 transaction below.

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

Basis of Presentation: The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements do not include all of the information required by GAAP for complete annual financial statement presentation. Accounting for the Cooperative's investment in Holdings LLC is based upon financial information provided by Holdings LLC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the period ended March 27, 2004 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K/A for the fiscal year ended June 28, 2003.

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

The following schedule sets forth summarized financial information of Holdings LLC for the periods indicated:

                                                                                August 19,
                                      Three Months Ended                           2002
                                    ---------------------   Nine Months Ended       to
                                    March 27,   March 29,       March 27,       March 29,
(Dollars in Thousands)                 2004        2003            2004            2003
                                    ---------   ---------   -----------------   ----------
Net sales                            $198,196    $220,536        $644,526        $601,356
Gross profit                           45,961      47,770         150,857         143,944
Income from continuing operations       7,532       3,859          22,657          20,504
Net income                           $  8,002    $  3,858        $ 23,123        $ 18,932

Holdings LLC has $137.5 million of preferred units which accrue a preferred return at the rate of 15 percent per annum, based on a 360 day year and compounded quarterly. The preferred units are subject to redemption at the option of the preferred unitholders upon an initial public offering of Holdings LLC or any subsidiary, upon the sale of Holdings LLC or after August 19, 2010. The preferred units may also be redeemed at the option of Holdings LLC after August 19, 2005 at a premium. At the time of issuance of the preferred units, $3.9 million in fees were charged against the proceeds. Holdings LLC is accreting the preferred units up to their redemption value through transfers from retained earnings using the effective interest method to the date of earliest redemption. At March 27, 2004, Pro-Fac owns 40.44 percent of the remaining common interest. The preferred return on Holdings LLC preferred units and the accretion theron are taken into account in determining Pro-Fac's share of the earnings of Holdings
LLC under the equity method of accounting.

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

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage is recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining payments are recognized as additional gain on the transaction with Birds Eye Foods in the period received. Accordingly, through the first nine months of both fiscal 2004 and fiscal 2003, Pro-Fac recognized approximately $4.9 million as additional gain from the receipt of termination payments.

Transitional Services Agreement: Pro-Fac and Birds Eye Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Birds Eye Foods agreed to provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Birds Eye Foods will generally provide such services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac. Pursuant to the Transitional Services Agreement, the general manager of Pro-Fac may also be an employee of Birds Eye Foods, in which case the General Manager will report to the Chief Executive Officer of Birds Eye Foods with respect to his duties for Birds Eye Foods, and to the Pro-Fac Board of Directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement are employees of Birds Eye Foods and report to the Chief Executive Officer or other representatives of Birds Eye Foods. Stephen R. Wright, the General Manager and Secretary of Pro-Fac, is an employee of Birds Eye Foods. As an employee of Birds Eye Foods, Mr. Wright's salary is paid by Birds Eye Foods. In that regard, Stephen R. Wright has accepted the position of General Manager/CEO of Pro-Fac effective August 19, 2004; the terms of his employment have yet to be negotiated.

In fiscal 2003, Pro-Fac recorded the estimated value of the services provided under the Transitional Services Agreement, $1.0 million, as services receivable and proceeds from the Transaction, prior to elimination of
40.72 percent of the amount due to Pro-Fac's investment in Holdings LLC.
This estimated value of the services to be received by the Cooperative is being amortized to expense over the term of the Transitional
Services Agreement. In fiscal 2003, Pro-Fac recognized approximately $0.6 million as additional gain from the Transaction related to the total estimated value of the Transitional Services Agreement, net of elimination.

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

As a result of the agreements described above, based on the approximate 40.72 percent common equity ownership, the Cooperative recognized a total gain, in the first nine months of fiscal 2004 and fiscal 2003, of approximately $4.9 million and $9.2 million, respectively.

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

NOTE 3. DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. Amounts borrowed and interest are required to be paid only upon sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holdings LLC or one or more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. As of March 27, 2004, and June 28, 2003 loan amounts outstanding were of $1.0 million and $0.7 million, respectively.

Line of Credit: The Cooperative has a $1.0 million line of credit (the "M&T Line of Credit") from Manufacturers and Traders Trust Company ("M&T Bank"). As of March 27, 2004, there were no borrowings outstanding under the M&T Line of Credit. As of June 28, 2003, their was an outstanding loan amount of $0.5 million under the M&T line of credit. Principal amounts borrowed bear interest at .75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank, as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be paid down to zero during each year by July 15, and maintained for a minimum of 90 consecutive days. The first paydown, if necessary, will commence July 15, 2004. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. However, the collateral does include any distributions from the common units and cash payments made by Birds Eye Foods to the Cooperative.

Pro-Fac guarantees certain obligations of Birds Eye Foods. The following is a schedule of obligations at March 27, 2004 that are guaranteed by the Cooperative.

(Dollars in Millions)
                                                      Amounts
Contractual Obligations Guaranteed                   Committed     Expiration
----------------------------------                   ---------   -------------
Senior Subordinated Notes - 11 7/8 Percent             $50.0     November 2008
Subordinated Promissory Note                           $39.2     November 2008

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

Guarantees and Indemnifications: Pro-Fac is a guarantor, under an Indenture dated November 18, 1998, between Birds Eye Foods, the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc., as trustee, which Indenture was amended by a First Supplemental Indenture dated July 22, 2002, among Birds Eye Foods, the Guarantors named therein and The Bank of New York (as successor trustee to IBJ Schroder Bank & Trust Company), as trustee, and as further amended by a Second Supplemental Indenture dated March 1, 2003, of Birds Eye Foods' obligations under its 11 7/8 percent Senior Subordinated Notes issued by Birds Eye Foods in fiscal 1999 in the original aggregate principal amount of $200.0 million. The principal amount is due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semi-annually in arrears on May 1 and November 1. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the 11 7/8 percent Senior Subordinated Notes, including the payment in full when due of all principal and interest on the 11 7/8 percent Senior Subordinated Notes at maturity or otherwise and, in the event of any extension of time of payment or renewal of any of the 11 7/8 percent Senior Subordinated Notes, that the Notes will be promptly paid in full when due pursuant to the terms of any such extension or renewal. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the 11 7/8 percent Senior Subordinated Notes. As of March 27, 2004, the outstanding loan principal was $50.0 million.

As partial consideration for the acquisition in fiscal 1999 of the frozen and canned vegetable business of Dean Foods Company, Birds Eye Foods issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. The Subordinated Promissory Note is currently owned by GLK, LLC, a New York limited liability company, whose members are Birds Eye Foods and GLK Holdings, Inc. which is a wholly owned subsidiary of Birds Eye Foods. Pro-Fac guarantees Birds Eye Foods' obligations under that Note. Interest on the Subordinated Promissory Note accrues quarterly in arrears, commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accruing through November 22, 2003 was paid in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Birds Eye Foods satisfied this requirement through the issuance of additional promissory notes. Interest accruing after November 22, 2003 is payable in cash. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the Subordinated Promissory Note, including the payment in full when due of all principal and interest on the Note. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the Note. As of March 27, 2004, the outstanding loan amount subject to the Cooperative's guarantee includes principal of $30.0 million and interest of $9.2 million.

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

From time to time, in the ordinary course of its business, Pro-Fac has, or may, enter into agreements with its customers, suppliers, service providers and business partners, which contain indemnification provisions. Generally, such indemnification provisions require, the Cooperative to indemnify and hold harmless the indemnified party(ies) and to reimburse the indemnified party(ies) for claims, actions, liabilities, losses and expenses in connection with any personal injuries or property damage resulting from any Pro-Fac products sold or services provided. Additionally, the Cooperative may from time to time agree to indemnify and hold harmless its providers of services from claims, actions, liabilities, losses and expenses relating to their services to Pro-Fac, except to the extent finally determined to have resulted from the fault of the provider of services relating to such services. The level of conduct constituting fault of the service provider will vary from agreement to agreement and may include conduct, which is defined in terms of negligence, gross negligence, willful misconduct, omissions or other culpable behavior. The term of these indemnification provisions is generally not limited. The maximum potential future payments that the Cooperative could be required to make under these indemnification provisions are unlimited and are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses to the claims, which are not estimable. Historically, costs incurred to resolve claims related to these indemnification provisions have not been material to the Cooperative's financial position, results of operations or cash flows.

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

As part of the Transaction, Pro-Fac agreed to indemnify Birds Eye Foods for certain environmental liabilities exceeding $200,000. This obligation, however, is only triggered once the aggregate of all liabilities subject to indemnification under the Unit Purchase Agreement (including those unrelated to environmental matters) exceeds $10 million. Additionally, the Unit Purchase Agreement requires Pro-Fac to indemnify Birds Eye Foods with respect to environmental liabilities associated with Birds Eye Foods' Lawton, Michigan facility. Birds Eye Foods is, however, responsible for up to $2.5 million of capital expenditures to address environmental compliance issues at the Lawton facility, provided those expenditures are incurred over the three-year period commencing on August 19, 2002

As of the date of this report, Pro-Fac does not expect to be required to perform under the guarantees and indemnifications described above.

NOTE 6. SUBSEQUENT EVENTS

Dividends: Subsequent to March 27, 2004, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $2.0 million and were paid on April 30, 2004.

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

o risks associated with the Cooperative's contractual relationship with Birds Eye Foods, including the possibility of a reduced demand for crops produced by Pro-Fac members, the availability and sufficiency of shortfall payments by Birds Eye Foods under the Amended and Restated Marketing and Facilitation Agreement, and the potential consequences of a termination of that relationship; the ability of the Cooperative to operate its business using the resources made available under the Termination

     Agreement and Transitional Services Agreement with Birds Eye Foods and Pro-Fac's ability to successfully operate its business after the expiration of those agreements. Pro-Fac is currently evaluating alternatives for replacing services received from Birds Eye Foods under the Transitional Services Agreement which expires August 18, 2004. In that regard,
     Stephen R. Wright has accepted the position of General Manager/CEO of Pro-Fac effective August 19, 2004. The terms of his employment have yet to be negotiated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac's financial condition and results of operations in the third quarter and first nine months of fiscal 2004 as compared to such periods in fiscal 2003. This section should be read in conjunction with Part I, Item I, Financial Statements of this Report.

The Cooperative is a New York agricultural cooperative corporation which markets crops grown by its members. Birds Eye Foods, Inc., through August 18, 2002, was a wholly-owned subsidiary of Pro-Fac.

       CHANGES FROM THIRD QUARTER FISCAL 2003 TO THIRD QUARTER FISCAL 2004

Equity income from Birds Eye Holdings LLC: For the quarter ended March 27, 2004, the Cooperative recognized income of approximately $0.9 million from Holdings LLC, as compared to a loss of approximately $0.1 million in the quarter ended March 29, 2003.

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

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's ownership percentage in Holdings LLC is recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining payments are recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the third quarter of both fiscal 2004 and fiscal 2003, Pro-Fac recognized approximately $1.2 million as additional gain from the receipt of the termination payments.

Commercial market value adjustment: At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac authorized the deduction of 1 percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction will be withheld from the July 2004 CMV payments. The 1 percent deduction for the 2002 growing season, which was withheld from the July 2003 CMV payment, resulted in approximately $0.6 million of income for the fiscal 2003 which was recorded during the third quarter of fiscal 2003.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.3 million for the quarters ended March 27, 2004 and March 29, 2003.

Legal matters and settlement expenses: The Cooperative incurred approximately $0.4 million of additional legal costs associated with the Blue Line and Seifer Trust litigation during the third quarter of fiscal 2003.

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

   CHANGES FROM FIRST NINE MONTHS FISCAL 2003 TO FIRST NINE MONTHS FISCAL 2004

Prior to August 18, 2002, Birds Eye Foods was a wholly owned subsidiary of Pro-Fac. Through (and including) August 18, 2002, the results of Pro-Fac were consolidated with Birds Eye Foods. During that period, Birds Eye Foods operated through five primary product lines, consisting of vegetables, fruit, snacks, canned meals and other. The majority of each of the product line's net sales were within the United States and, with the exception of one facility in Mexico, all of Birds Eye Foods' facilities were located in the United States. The consolidated financial statements were after elimination of significant intercompany transactions and balances.

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
                                                                     ========

As a result of the Transaction described in NOTE 1 of the "Notes to Condensed Financial Statements," the results of operations for the approximately seven weeks outlined above are not comparable with those of the nine months of fiscal 2004. Accordingly, the following is a discussion of the remaining components included in the results of operations of Pro-Fac for the first nine months of fiscal 2004 as compared to fiscal 2003.

Equity income from Birds Eye Holdings LLC: For the nine months ended March 27, 2004, the Cooperative recognized income of approximately $2.7 million from Holdings LLC, as compared to income of approximately $3.6 million in the fiscal 2003 period.

Gain from transaction with Birds Eye Foods, Inc and related agreements: On August 19, 2002, the Cooperative contributed to the capital of Holdings LLC all of the shares of Birds Eye Foods' common stock owned by Pro-Fac in exchange for Class B common units of Holdings LLC representing a then 40.72 percent interest. Pro-Fac's investment in Birds Eye Foods prior to the Transaction was approximately $24.9 million. This amount reflects the forgiveness by Birds Eye Foods of approximately $36.5 million, which represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand payable. The value of the Cooperative's 40.72 percent common equity ownership in Holdings LLC on August 19, 2002 was estimated at $31.4 million as of the Closing Date of the Transaction. In the first nine months of fiscal 2003, the Cooperative recognized a gain of $3.8 million from this exchange.

In addition, Pro-Fac and Birds Eye Foods entered into the Transitional Services Agreement described in NOTE 2 to the "Notes to Condensed Financial
Statements." The estimated value of services to be received by Pro-Fac under the agreement, of approximately $1.0 million, has been reflected as additional proceeds from the Transaction. Accordingly, in the first nine months of fiscal 2003, Pro-Fac recognized approximately $.6 million as additional gain from the Transitional Services Agreement.

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

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's ownership percentage in Holdings LLC is recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining payments are recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the first nine months of both fiscal 2004 and fiscal 2003, Pro-Fac recognized approximately $4.9 million as additional gain from the receipt of the termination payments.

As a result of the agreements described above, the Cooperative recognized a total gain, through the first nine months of fiscal 2004, of approximately $4.9 million, as compared to approximately $9.2 million in the first nine months of fiscal 2003.

Commercial market value adjustment: At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac authorized the deduction of 1 percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction will be withheld from the July 2004 CMV payments. The 1 percent deduction for the 2002 growing season, which was withheld from the July 2003 CMV payment, resulted in approximately $0.6 million of income for fiscal 2003 which was recorded during the third quarter, as compared to the approximately $0.6 million recorded the first nine months of fiscal 2004.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.9 and $1.1 million for the nine months ended March 27, 2004 and March 29, 2003, respectively. During the first nine months of fiscal 2003, the Cooperative paid approximately $.4 million to obtain insurance from St. Paul Mercury Insurance Company and Great American Insurance Company, insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative for events occurring prior to August 19, 2002 where claims are submitted prior to August 19, 2008. This insurance expires on August 19, 2008.

The remaining expenses for the first nine months of fiscal 2004 and fiscal 2003 were for general operating purposes of the Cooperative.

Legal matters and settlement expenses: The Cooperative incurred approximately $0.2 million of legal costs in the first nine months of fiscal 2004. In anticipation of the final settlement of the Blue Line and Seifer Trust litigations, Pro-Fac recorded a liability for approximately $1.3 million during the first nine months of fiscal 2003. The Cooperative incurred approximately $0.7 million of additional legal costs associated with these matters during the first nine months of fiscal 2003.

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

                         LIQUIDITY AND CAPITAL RESOURCES

As discussed under "NOTE 1. to the "Notes to Condensed Financial Statements", as a result of the Transaction, Pro-Fac no longer consolidates the assets and liabilities of Birds Eye Foods in its financial statements. Pro-Fac's balance sheet does, however, reflect Pro-Fac's interest in Holdings LLC, which, as described in "NOTE 1. to the "Notes to Condensed Financial Statements" is accounted for under the equity method.

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

Although CMV payments are a source of cash to Pro-Fac, with the exception of the Board's decision to deduct 1% of CMV otherwise payable to its grower-members for crops delivered in 2003 ($0.6 million) and 2004 ($0.6 million through March 27, 2004), Pro-Fac has typically paid 100% of CMV to its member-growers. The Pro-Fac Board of Directors determines annually the amount of CMV that will be paid out to the Pro-Fac member-growers for crops supplied for the immediately preceding growing season after taking into account Pro-Fac's need to establish reserves for its anticipated operating and other expenses.

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

The Cooperative has a $1,000,000 line of credit available from M&T Bank (the "M&T Line of Credit"). Principal amounts borrowed under the M&T Line of Credit bear interest at .75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank, as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 90 consecutive days after such repayment. Pro-Fac's obligations under the M&T Bank Line of Credit are secured by a security interest granted to M&T Bank in substantially all of its assets, excluding Pro-Fac's Class B common units owned in Holdings LLC. However, the collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

As of March 27, 2004, there was no outstanding amount under the M&T Line of Credit.

Under the Transitional Services Agreement, Birds Eye Foods has agreed to provide Pro-Fac certain administrative and other services until August 18, 2004. After termination of that Agreement, Pro-Fac will begin to pay for the services currently being provided under that Agreement, including salary, administrative and other expenses. Pro-Fac is currently evaluating alternatives for replacing services received from Birds Eye Foods under the Transitional Services Agreement which expires August 18, 2004. In that regard, Stephen R. Wright has accepted the position of General Manager /CEO of Pro-Fac effective August 19, 2004.

Net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, is used to pay Pro-Fac's operating expenses as well as to pay dividends on its capital stock and fund repurchases of its common stock. Dividends on Pro-Fac's preferred stock were $6.1 and $6.4 million in the first nine months of fiscal 2004 and 2003, respectively.

A discussion of "Condensed Statement of Cash Flows" for the nine months ended March 27, 2004 of fiscal 2004 follows:

Net cash provided by operations for the first nine months of fiscal 2004 represents the payment for previously settled legal matters ($1.1 million), payment of operating expenses ($0.7 million), reduction in regular accounts payable ($0.7 million), net of collection of the 2003 CMV holdback ($0.6 million) and an increase in the amount due members, net of receivables from customers ($2.8 million). See the discussion of Legal Matters under "NOTE 5." to the "Notes to Condensed Financial Statements".

Net cash provided by investing activities for the first nine months of fiscal 2004 was $8.0 million. This amount primarily represents the receipt by the Cooperative of $8.0 million from Birds Eye Foods under the Termination Agreement.

Net cash used in financing activities of approximately $6.3 million primarily represents dividends paid of approximately $6.1 million and net repayment of debt of $0.2 million by the Cooperative during the first nine months of fiscal 2004.

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


ITEM 4. CONTROLS AND PROCEDURES

Subsequent to the issuance of Pro-Fac's financial statements for the year ended June 28, 2003, Pro-Fac determined that the equity method of accounting for its investment in Holdings LLC had been applied incorrectly and that Pro-Fac would restate its annual financial statements for its fiscal year ended June 28, 2003 and its quarterly financial statements for its fiscal quarter ended September 27, 2003 and for its fiscal quarter ended December 27, 2003. In light of the foregoing, and based on Pro-Fac's Principal Executive and Principal Financial Officer's evaluation of the design and operations of Pro-Fac's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and based on enhanced policies and procedures implemented by Pro-Fac to better assure Pro-Fac's timely acquisition of quarterly and annual financial and other information necessary for Pro-Fac's reporting of its investment in Holdings LLC under the equity method of accounting and its procedures related to the application of the equity method of accounting, Pro-Fac's Principal Executive and Principal Financial Officer concluded that as of the end of the period covered by this Report, Pro-Fac's controls and procedures as modified and enhanced were functioning effectively so as to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

The information called for by this Item is disclosed in NOTE 5. "Other Matters - Legal Matters" under "Notes to Condensed Financial Statements" in Part I,
Item 1 of this Form 10-Q, and is incorporated herein by reference in answer to this Item.

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECUTITIES

During January 2004, the Cooperative issued shares of its Class A Cumulative Preferred Stock in exchange for shares of its Non-Cumulative Preferred Stock, on a share-for-share basis. Such exchange is exempt from registration under Section 3(a)(9) of the Securities Act of 1933. The date and amount of the exchange is set forth below:

      Date        Number of Shares   Value of Shares(1)
---------------   ----------------   ------------------
January 9, 2004          275               $6,875

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The regional annual membership meetings for the members of Pro-Fac were held as follows:

                 Date          Region/District          City/State
          -----------------    ---------------   -----------------------
          February 11, 2004          I/3         Johnstown, Pennsylvania
          February 24, 2004      I/1 and I/2     Rochester, New York
          February 25, 2004         II/1         Holland, Michigan
          February 26, 2004         II/2         Springfield, Illinois
          March 2, 2004               V          Perry, Georgia
          March 9, 2004              III         Columbus, Nebraska
          March 10, 2004             IV          Woodburn, Oregon
          March 11, 2004             IV          Mt. Vernon, Washington

     (b) Charles Altemus, Dale Burmeister and Kenneth Dahlstedt were re-elected directors for a three-year term as a result of the elections at the regional meetings held in February and March
          2004. The following is a list of the remaining directors whose terms of office continued after the regional annual meetings.

                Name           Term Expires
          -----------------    ------------
          Glen Lee Chase           2005
          Bruce Fox                2005
          Kenneth Mattingly        2005
          Paul Roe                 2005
          Peter Call               2006
          Robert DeBadts           2006
          Steven Koinzan           2006
          Allan Overhiser          2006
          Darell Sarff             2006

(1)  Based on liquidation preference

          Following are the voting results from the regional meetings:

                              Votes Cast For   Votes Cast Against
                              --------------   ------------------
          Charles Altemus           13                  2
          Dale Burmeister           65                  7
          Kenneth Dahlstedt         19                  0

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit Number                           Description
          --------------   -----------------------------------------------------
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

     (b)  Reports on Form 8-K:

          On February 10, 2004 the Cooperative furnished a Report on Form 8-K. Pursuant to Item 12, Pro-Fac Cooperative Inc. furnished its press release dated February 10, 2004, which reported its financial results for the quarter ended December 27, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PRO-FAC COOPERATIVE, INC.


Date: May 17, 2004                      BY:         /s/ Stephen R. Wright
                                            ------------------------------------
                                                      STEPHEN R. WRIGHT
                                                GENERAL MANAGER AND SECRETARY
                                             (On Behalf of the Registrant and as
                                                 Principal Executive Officer
                                              Principal Financial Officer, and
                                                Principal Accounting Officer)