Form 10-K
period 2004-06-26
PRO-FAC COOPERATIVE INC
filed 2004-09-23
CIK 202932

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

                     For the Fiscal Year Ended June 26, 2004

            [_] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 For the Transition Period from ______ to ______

                                File No. 0-20539

                            PRO-FAC COOPERATIVE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         New York                                               16-6036816
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                           Identification Number)

350 Linden Oaks, PO Box 30682, Rochester, NY                    14603-0682
  (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (585) 218-4210
        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

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

        Aggregate market value of voting stock held by non-affiliates of the registrant as of December 26, 2003
                            Common Stock: $9,593,830
          (Based upon par value of shares since there is no market for the registrant's common stock)

           Number of common shares outstanding at September 15, 2004:
                             Common Stock: 1,833,738

================================================================================


                                 1 of 62 Pages

                   FORM 10-K ANNUAL REPORT - Fiscal Year 2004
                            PRO-FAC COOPERATIVE, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Cautionary Statement on Forward-Looking Statements.......................     3

                                     PART I

ITEM 1.    Description of Business
              General Development of Business............................     4
              Narrative Description of Business..........................     9
ITEM 2.    Properties....................................................    10
ITEM 3.    Legal Proceedings.............................................    11
ITEM 4.    Submission of Matters to a Vote of Security Holders...........    11

                                     PART II

ITEM 5.    Market for Registrant's Common Stock, Related Stockholder
              Matters and Issuer Purchases of Equity Securities..........    12
ITEM 6.    Selected Financial Data.......................................    13
ITEM 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................    14
ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk....    22
ITEM 8.    Financial Statements and Supplementary Data...................    23
ITEM 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................    47
ITEM 9A.   Controls and Procedures.......................................    47
ITEM 9B.   Other Information.............................................    47

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant............    48
ITEM 11.   Executive Compensation........................................    50
ITEM 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.................    52
ITEM 13.   Certain Relationships and Related Transactions................    54
ITEM 14.   Principal Accountant Fees and Services........................    55

                                     PART IV

ITEM 15.   Exhibits and Financial Statement Schedules and Reports on
              Form 8-K...................................................    56
           Signatures....................................................    59

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

o Birds Eye Foods, Inc.'s ability to service its debt that is guaranteed by Pro-Fac (see the information under the heading "Liquidity and Capital Resources" in Part II, Item 7 of this Report and "NOTE 11. Other Matters - Guarantees and Indemnifications" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report);

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

o the ability of the Cooperative to operate its business using the cash made available under the Termination Agreement with Birds Eye Foods, Inc. and Pro-Fac's ability to operate its business and pay dividends after the expiration of that agreement (see the discussion of this Agreement under the headings: "Description of Business - General Development of Business", in Part I, Item 1 and "Liquidity and Capital Resources" in Part II, Item 7 of this Report, and "NOTE 3. Agreements with Birds Eye Foods" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report).

o the issuance of additional common units of Birds Eye Holdings LLC, which will reduce Pro-Fac's common unit percentage ownership in Birds Eye Holdings LLC ("Holdings LLC"), one of the factors in determining the amount of annual distributions that may be paid to the Cooperative under the Limited Liability Company Agreement (see the discussion under the heading "Description of Business - General Development" in Part I, Item 1 of this Form 10-K and the "Liquidity and Capital Resources" discussion under the Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part II, Item 7 of this Form 10-K regarding the terms and application of the Limited Liability Company Agreement.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

Pro-Fac Cooperative, Inc. ("Pro-Fac" or "Cooperative") is an agricultural cooperative corporation formed in 1960 under the Cooperative Corporation Laws of New York to process and market crops grown by its members.

Crops marketed by Pro-Fac include fruits (cherries, apples, blueberries, and peaches), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, asparagus, potatoes, turnip roots, and leafy greens), and popcorn. Only growers of crops marketed through Pro-Fac (or associations of such growers) can become members of Pro-Fac. A grower becomes a member of Pro-Fac through the purchase of common stock. Pro-Fac members deliver raw product for sale and processing at the facilities of Birds Eye Foods, Inc. ("Birds Eye Foods") and other customers. Birds Eye Foods is a producer and marketer of processed food products and, until consummation of the Transaction on August 19, 2002 described below, a wholly-owned subsidiary of Pro-Fac. As of June 26, 2004, there were approximately 522 Pro-Fac members, consisting of individual growers or associations of growers, located principally in the states of New York, Delaware, Pennsylvania, Illinois, Michigan, Washington, Oregon, Iowa, Nebraska, Florida, and Georgia.

Pro-Fac's Class A Cumulative preferred stock is listed on the Nasdaq National Market system under the stock symbol, "PFACP."

Until August 19, 2002, the Cooperative conducted its business on a consolidated basis with Birds Eye Foods, Pro-Fac's wholly-owned subsidiary prior to consummation of the Transaction. Accordingly, unless the context otherwise requires, the terms "Cooperative" and "Pro-Fac" refer to Pro-Fac Cooperative, Inc. and its subsidiaries during and for the periods discussed in this Report preceding the Transaction.

Pro-Fac's management believes a summary background of the relationship between Pro-Fac and Birds Eye Foods prior to the closing of the Transaction is useful in understanding the impact of the Transaction on Pro-Fac's current business. On November 3, 1994, Pro-Fac acquired Birds Eye Foods, and upon consummation of that acquisition Pro-Fac and Birds Eye Foods entered into a marketing and facilitation agreement (the "Marketing and Facilitation Agreement"), which, until the consummation of the Transaction, governed the crop supply and purchase relationship between Pro-Fac and Birds Eye Foods. Under the Marketing and Facilitation Agreement, Pro-Fac provided crops and financing to Birds Eye Foods, Birds Eye Foods provided marketing and management to Pro-Fac, and Pro-Fac shared in the profits and losses of Birds Eye Foods. The terms of the Marketing and Facilitation Agreement provided for the payment by Birds Eye Foods to Pro-Fac of the commercial market value or "CMV" for all crops supplied by Pro-Fac. CMV is the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Under the Marketing and Facilitation Agreement, in any year in which Birds Eye Foods had earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac products"), Birds Eye Foods paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of Birds Eye Foods (before dividing with Pro-Fac). In years in which Birds Eye Foods had losses on Pro-Fac products, Birds Eye Foods reduced the CMV it would have otherwise paid to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of Birds Eye Foods (before dividing with Pro-Fac). Birds Eye Foods paid Pro-Fac additional patronage income for services provided by Pro-Fac to Birds Eye Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops and the sharing of risks of losses of certain operations of the business. The Marketing and Facilitation Agreement also required Pro-Fac to reinvest at least 70 percent of additional patronage income in Birds Eye Foods. Since Pro-Fac's acquisition of Birds Eye Foods in 1994 and prior to August 19, 2002, Pro-Fac had invested $50.8 million in Birds Eye Foods.

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

The Transaction: On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac, Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"):

(i) Pro-Fac contributed to the capital of Birds Eye Holdings LLC, a Delaware limited liability company ("Holdings LLC"), all of the shares of Birds Eye Foods common stock owned by Pro-Fac, constituting 100 percent of the issued and outstanding shares of Birds Eye Foods capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72 percent common equity ownership at the Closing Date; and

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units and Class A common units and warrants, which warrants were immediately exercised, to acquire additional Class A common units, representing 56.24 percent at the closing date of the common equity of Holdings LLC, inclusive of the additional Class A common units issued to Vestar upon its exercise of the warrants. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar. The Class A common units entitle the owner thereof, Vestar, to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

The transactions consummated pursuant to the Unit Purchase Agreement are referred to in this Report collectively as the "Transaction."

Immediately following Pro-Fac's contribution of its shares of Birds Eye Foods common stock to Holdings LLC, Holdings LLC contributed those shares to Birds Eye Holdings Inc., ( "Holdings Inc.") a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC, and Birds Eye Foods became an indirect, wholly-owned subsidiary of Holdings LLC.

As part of the Transaction, Stephen R. Wright, then the General Manager and Secretary of Pro-Fac, together with executive officers of Birds Eye Foods, and certain other members of Birds Eye Foods management, entered into subscription agreements with Holdings LLC to acquire (using a combination of cash and promissory notes issued to Holdings LLC) an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04 percent of the common equity ownership at the Closing Date. Mr. Stephen Wright, together with the other members of Birds Eye Foods management who are owners of Holdings LLC common units, Pro-Fac and Vestar, are parties to a Securityholders Agreement and a Limited Liability Company Agreement which agreements are described below in this discussion of the "General Development of Business".

In connection with the Transaction, certain parties to the Transaction, including Pro-Fac and/or Birds Eye Foods, entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement: Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated and, in consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years through April 1, 2007, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1.

(ii) Amended and Restated Marketing and Facilitation Agreement: Pro-Fac and Birds Eye Foods entered into an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement supersedes and replaces the Marketing and Facilitation Agreement discussed above and provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Birds Eye Foods will also continue to pay Pro-Fac the CMV of crops supplied by Pro-Fac in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Marketing and Facilitation Agreement. Birds Eye Foods makes payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac meet with Birds Eye Foods management to establish CMV or receivable guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. Unlike the Marketing and Facilitation Agreement, however, the Amended and Restated Marketing and Facilitation Agreement does not permit Birds Eye Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits, and it does not require Pro-Fac to reinvest in Birds Eye Foods any part of Pro-Fac's patronage income.

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

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which Birds Eye Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount or (ii) a defined target percentage of Birds Eye Foods' needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages are set based on Birds Eye Foods' anticipated raw product needs for the particular crop year. The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20.0 million over the term of the agreement.

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

(iii) Transitional Services Agreement. Pro-Fac and Birds Eye Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Birds Eye Foods agreed to provide Pro-Fac certain administrative and other services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac, for a period of 24 months from the Closing Date. Pursuant to its terms, the Transitional Services Agreement terminated on August 19, 2004. Under the Transitional Services Agreement, the general manager of Pro-Fac was also an employee of Birds Eye Foods, reporting to the chief executive officer of Birds Eye Foods with respect to his duties for Birds Eye Foods, and to the Pro-Fac Board of Directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement were employees of Birds Eye Foods and reported to the chief executive officer or other representatives of Birds Eye Foods. Stephen R. Wright, who served as the General Manager and Secretary of Pro-Fac during fiscal year 2004, was employed by Birds Eye Foods through August 19, 2004 serving as executive vice president - investor relations of Birds Eye Foods. As an employee of Birds Eye Foods, Mr. Wright's salary was paid by Birds Eye Foods. Effective August 19, 2004, Mr. Wright and two other individuals previously employed by Birds Eye Foods and providing services to Pro-Fac under the Transitional Services Agreement became employees of Pro-Fac.

(iv) Credit Agreement. Birds Eye Foods and Pro-Fac entered into a credit agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. For additional information about the Credit Agreement and the terms of the Credit Facility, see "NOTE 6. Long-Term Debt" under "Notes to Consolidated Financial Statements" in
Part II, Item 8 of this Report.

(v) Limited Liability Company Agreement of Holdings LLC. Pro-Fac and Vestar, together with others, including Stephen R. Wright, are parties to a limited liability company agreement dated August 19, 2002 (and as amended from time to time, the "Limited Liability Company Agreement") that contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC.

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

     o third, 100 percent to the holders of Class A common units, Class B common units, Class C common units, and Class E common units, pro rata, until each such unit holder's unreturned common capital contribution has been reduced to zero; and

     o fourth, after the holders of Class A common units, Class B common units, Class C common units and Class E common units have been paid their unreturned common capital contributions, the balance of distributable assets, if any, will be distributed to the holders of Class A common units, Class B common units, Class C common units, Class D common units and Class E common units. The amount distributable to such holders is determined based upon the number of Class C common units and Class D common units outstanding and upon whether certain performance hurdles have been satisfied. As the various performance hurdles are satisfied, the percentage of any remaining distributable assets distributable to the holders of Class A common units, Class B common units and Class E common units decreases from approximately 96 percent to approximately 90 percent, the percentage of remaining distributable assets distributable to the holders of Class C common units decreases from approximately 2 percent to 1.872 percent and the percentage of remaining distributable assets distributable to the holders of Class D common units increases from approximately 2 percent to approximately 8.112 percent.

Prior to August 19, 2005, distributions of assets by Holdings LLC in excess of the amount necessary to pay preferred unit holders their current preferred returns in full requires the consent of the preferred unit holders holding at least a majority of the preferred units. A preferred unit holder's preferred return is equal to 15 percent per annum, of the preferred unit holder's preferred capital contributions, less distributions made in respect to such preferred units. The preferred return accrues on a daily basis and compounds quarterly (3.75 percent quarterly). In the event of a dissolution, Holdings LLC's assets (after payment of debts and obligations) will be distributed to its members in accordance with the above distribution schedule.

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

Further, under the Limited Liability Company Agreement, the management committee of Holdings LLC is authorized to issue up to 16,000 Class C common units and up to 16,000 Class D common units. The Limited Liability Company Agreement further provides that the holders of a majority of the total voting power of the outstanding Class A, Class B and Class E common units can cause Holdings LLC to create and issue additional units, provided no such issuance would adversely affect the relative economic rights of the holders of Class A, Class B, Class C and Class D common units and further subject to the amendment provisions of the Limited Liability Company Agreement. The Limited Liability Company Agreement provides, in part, that the management committee of Holdings LLC can amend the Agreement, to provide for the issuance of any other type of preferred unit, whether of an existing or new class, with the consent of the preferred unit holders, and to provide for the issuance of any other class of units or other securities, with the consent of each unit holder, if any, who would be adversely affected by such issuance as to any such unit holder's limited liability or as to the alteration of any such unit holder's rights to receive allocations or distributions unless such alterations of rights are in connection with a debt or equity financing, a restructuring, a recapitalization or other transaction in which Holdings LLC will receive an investment or contribution to its capital or in connection with the issuance of equity to employees or directors of Holdings LLC, its subsidiaries or to third party lenders. The issuance of additional common units will reduce the percentage ownership of the current holders of common units in Holdings LLC, including Pro-Fac. As of June 26, 2004, Pro-Fac owned 40.49 percent of the common equity of Holdings LLC through its ownership of 321,429 Class B common units.

(vi) Securityholders Agreement: Holdings LLC, Pro-Fac and Vestar, together with others, including officers of Birds Eye Foods (the "Management Investors"), entered into a securityholders agreement dated August 19, 2002 (and as amended from time to time, the "Securityholders Agreement") containing terms and conditions relating to the transfer of membership interests in and the management of Holdings LLC. Among other things, the Securityholders Agreement includes a voting agreement pursuant to which the holders of common units agree to vote their common units and to take any other action necessary to cause the authorized number of members or directors for each of the respective management committees or boards of directors of Holdings LLC, Holdings, Inc. and Birds Eye Foods to be set at not less than nine but not more than 11, as determined by Vestar, and to elect or cause to be elected to the respective management committees or boards of directors of Holdings LLC, Holdings, Inc. and Birds Eye Foods, six members/directors designated by Vestar, two members/directors designated by Pro-Fac, one member/director who shall be the chief executive officer of Birds Eye Foods and two members/directors designated by Vestar who shall be independent of Holdings LLC, its subsidiaries' management (including Birds Eye Foods) and Vestar.

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

     o Vestar with "take-along" rights to require Pro-Fac and the Management Investors to consent to a proposed sale of Holdings LLC; and

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

                  Financial Information About Industry Segments

Since August 19, 2002, Pro-Fac has conducted its business in only one business segment, the marketing of its members' crops, including raw fruits and vegetables.

Prior to August 19, 2002, Birds Eye Foods was a wholly-owned subsidiary of Pro-Fac. Birds Eye Foods operated in four primary segments. See "NOTE 9. Operating Segments" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report for additional segment information.

                        NARRATIVE DESCRIPTION OF BUSINESS

Pro-Fac is an agricultural cooperative that markets and sells its members' crops to food processors, including Birds Eye Foods. Fiscal 2004 is the first complete year in which Pro-Fac operated its business on a stand alone basis without Birds Eye Foods as a wholly-owned subsidiary. Pro-Fac no longer manufactures and markets processed foods, which it previously did through Birds Eye Foods.

                               Pro-Fac's Business

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

                              Significant Customers

For the fiscal years ended June 26, 2004, June 28, 2003 and June 29, 2002, approximately 75%, 98% and 100%, respectively, of the crops purchased by Pro-Fac from its members were sold to Birds Eye Foods pursuant to the Amended and Restated Marketing and Facilitation Agreement.

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

                                    Employees

At June 26, 2004, Pro-Fac did not have any full-time employees. Pursuant to the Transitional Services Agreement, which terminated by its terms on August 19, 2004, Birds Eye Foods provided Pro-Fac certain administrative and other services. Prior to the termination of the Transitional Services Agreement, Stephen R. Wright, who was the General Manager and Secretary of Pro-Fac during fiscal year 2004, was an employee of Birds Eye Foods. Effective August 19, 2004, Mr. Wright and two other individuals previously employed by Birds Eye Foods and providing services to Pro-Fac under the Transitional Services Agreement became employees of Pro-Fac.

                      Practices Concerning Working Capital

Pro-Fac's principal working capital requirement is to fund payments to its member growers for crops delivered to Birds Eye Foods and other customers of Pro-Fac. Payments to growers for crops delivered to Birds Eye Foods are funded using payments received from Birds Eye Foods. These receipts and payments are generally simultaneous. Receipts from other customers do not always coincide with related payments to growers and may require use of working capital or short-term borrowings.

In connection with the Transaction, Pro-Fac and Birds Eye Foods entered into the Credit Agreement pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million. Pro-Fac is permitted to draw down up to $1.0 million per year under the $5.0 million Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third-party indebtedness of Birds Eye Foods. At June 26, 2004, $1.0 million was outstanding under the Credit Agreement. For additional information about the Credit Agreement see the discussions under the heading "Liquidity and Capital Resources" in Part II, Item 7 of this Report and "NOTE 6. Long-Term Debt" under "Notes to Consolidated Financial Statements" in Part II,
Item 8 of this Report.

The Cooperative may borrow up to $2.0 million under the terms of a line of credit with from Manufacturers and Traders Trust Company (the "M&T Line of Credit"). As of June 26, 2004 and June 28, 2003, $0.0 million and $0.5 million, respectively, were outstanding under the M&T Line of Credit. For additional information about the M&T Line of Credit see the discussions under the heading "Liquidity and Capital Resources" in Part II, Item 7 of this Report and "NOTE 6. Long-Term Debt" under "Notes to Consolidated Financial Statements" in Part II,
Item 8 of this Report.

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

In the fourth quarter of fiscal 2003, after Pro-Fac no longer consolidated its operations with Birds Eye Foods, Birds Eye Foods changed its product segments to conform to new internal management reporting used to monitor and manage financial performance. Prior to that change, Birds Eye Foods described its business as having four primary product lines: vegetables, fruits, snacks and canned meals. Because Birds Eye Foods' change was motivated for internal management reporting purposes and because Pro-Fac no longer consolidates its operating results with Birds Eye Foods, Pro-Fac has not restated the segment information to reflect Birds Eye Foods' change. "NOTE 9. Operating Segments" under "Notes to Consolidate Financial Statements" in Part II, Item 8 of this Report, provides information based on Birds Eye Foods historical segment information, including revenues, income(loss) and total assets.

ITEM 2. PROPERTIES

At June 26, 2004, Pro-Fac did not own or lease any real property. Under the Transitional Services Agreement, which terminated by its terms on August 19, 2004, Birds Eye Foods agreed to make office space, office equipment and support services available to Pro-Fac for up to five Pro-Fac employees at Birds Eye Foods' facilities located at Linden Oaks, Rochester, New York. Pro-Fac agreed to reimburse Birds Eye Foods for its incremental and out-of-pocket third-party expenses in connection with Birds Eye Foods' performance for the account of Pro-Fac pursuant to the agreement; provided, that Pro-Fac had no reimbursement obligation with respect to services support, office space and office equipment to the extent that they were not in excess of the levels provided on the date of Transitional Services Agreement.

Pro-Fac's principal offices are located at 350 Linden Oaks, Rochester, New York and consist of 468 square feet of office space. Commencing August 19, 2004, Pro-Fac subleases this space from Birds Eye Foods at an annual rate of $12,600 ($1,050 per month). Either Pro-Fac or Birds Eye Foods may terminate the sublease upon at least 30 days written notice in advance of the termination date. The rent payment is subject to a 3% annual increase on June 1.

ITEM 3. LEGAL PROCEEDINGS

The Cooperative is party to various legal proceedings from time to time in the normal course of its business. In the opinion of management, any liability that might be incurred upon the resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Cooperative's business, financial condition, and results of operations. Further, no such proceedings are known to be contemplated by any governmental authorities. The Cooperative maintains general liability insurance coverage in amounts deemed to be adequate by the Board of Directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no trading market for the Cooperative's common stock. Only member-growers of the Cooperative can own shares of the Cooperative's common stock. As of June 26, 2004, there were 522 members of Pro-Fac holding shares of Pro-Fac common stock. In fiscal 2003 and 2002, dividends on Pro-Fac common stock were paid at a rate of 5 percent. At its January 2003 Board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac determined to suspend the payment of annual dividends on the Cooperative's common stock for an indefinite period of time.

In March 2002, the Cooperative amended and restated its Certificate of Incorporation to eliminate its Class B common stock. The Class B common stock had been held by former Pro-Fac members. All shares of Class B common stock were repurchased on July 19, 2001. No dividends were paid on Class B common stock in fiscal 2002.

Additional information concerning dividends and related stockholder matters may be found in the following sections of this Report: "Selected Financial Data" in
Item 6, "Consolidated Statements of Cash Flows", "Consolidated Statements of Changes in Shareholders' and Members Capitalization and Redeemable Stock", in
Item 8 of this Report and in "NOTE 10. Common Stock and Capitalization" and "NOTE 12. Quarterly Financial Data (Unaudited)" under "Notes to Consolidated Financial Statements" in Item 8 of this Report.

During fiscal 2004, the Cooperative issued shares of its Class A cumulative preferred stock in exchange for shares of its non-cumulative preferred stock, on a share-for-share basis. Such exchanges are exempt from registration under section 3(a)(9) of the Securities Act of 1933. The dates and amounts of the exchanges are set forth below:

                   Number of Shares
     Date         (share-for-share)   Value of Shares (1)
---------------   -----------------   -------------------
January 9, 2004           275               $ 6,875

April 19, 2004            640                16,000

June 26, 2004             116                 2,900
                        -----               -------
   Total                1,031               $25,775
                        =====               =======

(1)  Based on liquidation preference of $25 per share

New York Cooperative Law restricts the amount of annual dividends that Pro-Fac may pay on its shares of common stock to 12 percent per annum.

ITEM 6. SELECTED FINANCIAL DATA

Pro-Fac's results of operations and financial condition for fiscal 2004 and fiscal 2003 are not comparable with those of fiscal 2002, 2001 and 2000. Subsequent to August 18, 2002, Pro-Fac no longer reports its financial information on a consolidated basis with Birds Eye Foods. Fiscal 2004 represents a complete fiscal year without consolidation and fiscal 2003 reflects a period of approximately forty-five weeks (August 19, 2002 through June 28, 2003) on an unconsolidated basis with Birds Eye Foods. The financial data below for fiscal 2002, 2001 and 2000 reflect Pro-Fac's operations on a consolidated basis with Birds Eye Foods.

(Dollars in Thousands, Except Capital Stock Data)

                                                                      Fiscal Year Ended June
                                                    ---------------------------------------------------------
                                                      2004      2003        2002        2001(a)       2000
                                                    -------   --------   ----------   ----------   ----------
Consolidated Statement of Operations:
Net sales (f)                                       $     0   $103,726   $1,010,540   $1,177,280   $1,159,656
Cost of sales                                             0    (80,644)    (795,297)    (956,182)    (919,029)
                                                    -------   --------   ----------   ----------   ----------
Gross profit                                              0     23,082      215,243      221,098      240,627
Equity income from Holdings LLC                       3,872      2,134            0            0            0
Gain from Transaction with Birds Eye Foods, Inc.
   and related agreements                             6,060     10,361            0            0            0
Commercial market value adjustment                      660        568            0            0            0
Selling, administrative, and general expense
   (post Transaction)                                (1,139)    (1,433)           0            0            0
Selling, administrative, and general expenses
   (pre Transaction)                                      0    (15,468)    (117,450)    (136,352)    (141,508)
Legal matters and settlement expenses                  (273)    (3,720)           0            0            0
Income from joint venture                                 0        277        2,457        1,779        2,418
Gain from pension curtailment                             0          0        2,472            0            0
Gains on sale of assets                                   0          0            0            0        6,635
Restructuring                                             0          0       (2,622)           0            0
Goodwill impairment charge                                0          0     (179,025)           0            0
                                                    -------   --------   ----------   ----------   ----------
Operating income/(loss)                               9,180     15,801      (78,925)      86,525      108,172
Interest income                                          23         10            0            0            0
Interest expense                                        (99)    (7,762)     (66,420)     (85,073)     (83,511)
                                                    -------   --------   ----------   ----------   ----------
Pretax income/(loss) before extraordinary item,
   dividends, and allocation of net
   income/(loss)                                      9,104      8,049     (145,345)       1,452       24,661
Tax (provision)/benefit                                   0        (59)      28,561         (968)      (8,497)
                                                    -------   --------   ----------   ----------   ----------
Net income/(loss)                                   $ 9,104   $  7,990   $ (116,784)  $      484   $   16,164
                                                    =======   ========   ==========   ==========   ==========

Allocation of net income/(loss):
   Net income/(loss)                                $ 9,104   $  7,990   $ (116,784)  $      484   $   16,164
   Dividends on common and preferred stock (b)       (8,134)    (8,368)      (8,370)      (8,123)      (7,410)
                                                    -------   --------   ----------   ----------   ----------
   Net income/(loss)                                    970       (378)    (125,154)      (7,639)       8,754
   Allocation (to)/from earned surplus/
      (accumulated deficit)                            (970)       378      133,622        7,639       (3,832)
                                                    -------   --------   ----------   ----------   ----------
   Net income/(loss) available to members           $     0   $      0   $    8,468   $        0   $    4,922
                                                    =======   ========   ==========   ==========   ==========

Allocation of net income/(loss) available to
   Class A members:
   Payable to Class A members currently (25% of
      qualified net income/(loss) available
      to Class A members in fiscal 2002 and 30%
      in fiscal 2000)                               $     0   $      0   $    2,117   $        0   $    1,477

Allocated to Class A members but retained by the
   Cooperative:
   Qualified retains                                      0          0        6,351            0        3,445
                                                    -------   --------   ----------   ----------   ----------
   Net income/(loss) available to Class A members   $     0   $      0   $    8,468   $        0   $    4,922
                                                    =======   ========   ==========   ==========   ==========
   CMV related to Class A members                   $     0   $      0   $   71,733   $   69,013   $   69,623
                                                    =======   ========   ==========   ==========   ==========
   CMV related to Class B members                       N/A        N/A          N/A        9,423       14,060
   Total income/(loss) allocated to Class A
      members as a percent of CMV(c)                   0.00%      0.00%        11.8%        0.00%        7.07%
                                                    =======   ========   ==========   ==========   ==========
   Total income/(loss) allocated to Class B
      members at a percent of CMV(e)                    N/A        N/A          N/A         0.00%        0.00%
                                                    =======   ========   ==========   ==========   ==========

Balance Sheet Data:
   Working (deficit) capital                        $  (852)  $   (612)  $  272,042   $  235,334   $  260,481
   Total assets                                     $34,098   $ 31,463   $  836,175   $1,069,645   $1,187,266
   Class A common stock                             $ 9,169   $  9,636   $   10,193   $   11,287   $   10,665
   Class B cumulative redeemable Preferred Stock    $   108   $    122   $      206   $      239   $      237
   Shareholders' and members' capitalization,
      redeemable stock, and common stock            $19,645   $ 19,408   $   24,505   $  153,315   $  159,843
   Long-term debt and senior subordinated notes
      (excludes current portion)                    $ 1,000   $  1,200   $  623,057   $  631,128   $  679,205
Capital Stock Data
   Cash dividends paid per share:
Class A Common                                      $  0.00   $    .25   $      .25   $      .25   $      .25
Non-Cumulative Preferred stock                      $  1.50   $   1.50   $     1.50   $     1.50   $     1.50
Class A Cumulative Preferred stock                  $  1.72   $   1.72   $     1.72   $     1.72   $     1.72
Class B Cumulative Preferred stock                  $  1.00   $   1.00   $     1.00   $     1.00   $     1.00
Average Class A Common stock investment per Class
   A member                                         $17,565   $ 17,584   $   18,072   $   18,688   $   17,037
Number of Class A Common stock members                  522        548          564          604          626
Number of Class B Common stock members(e)                 0          0            0          153          150

(a)  Fiscal 2001 consisted of 53 weeks.

(b) On March 28, 2002, Pro-Fac amended and restated its certificate of incorporation to eliminate its Class B common stock, and to rename its Class A common stock "common stock" and its Class A members "common members".

(c) Payment to Class A members for CMV was 100 percent of deliveries in fiscal 2001.

(d)  Payment to Class B members for CMV was 63.50 percent in fiscal 2001 and
     89.16 percent of deliveries in fiscal 2000.

(e)  On July 19, 2001, Pro-Fac repurchased all Class B common stock.

(f) After the Transaction, under the provisions of Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross Versus Net as an Agent," the Cooperative records activity among Birds Eye Foods and other customers, itself and its members on a net basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section should be read in conjunction with Item 1: Business; Item 6: Selected Financial Data; and Item 8: Financial Statements and Supplementary Data.

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations from fiscal 2002 through fiscal 2004. The consolidated operations during fiscal 2002 and for the first seven weeks of fiscal 2003 included the operations of Pro-Fac's former wholly-owned subsidiary, Birds Eye Foods.

As a result of the Transaction, Pro-Fac's results of operations for fiscal 2004 and 2003 are not comparable with those of fiscal 2002. For a discussion of the Transaction see the information under the heading "Description of Business - General Development of Business" in Part I, Item 1 of this Report and "NOTE 1. Description of Business and Summary of Significant Accounting Policies" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

                     CHANGES FROM FISCAL 2003 TO FISCAL 2004

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
                                                                    ========

As a result of the Transaction, described in "NOTE 1. Description and Summary of Significant Accounting Policies" under "Notes to Consolidated Financial Statements," in Part II, Item 8 of this Report, the results of operations for the approximately seven weeks before August 19, 2002 are not comparable with those of the period from August 18, 2002 through June 26, 2004. Accordingly, the following is a discussion of the remaining components included in the results of operations of Pro-Fac for fiscal 2003 compared to fiscal 2004.

Equity Income from Birds Eye Holdings LLC: Subsequent to August 18, 2002, Pro-Fac no longer reports its financial statements on a consolidated basis with Birds Eye Foods and accounts for its investment in Holdings LLC under the equity method of accounting. For fiscal 2004 and 2003, the Cooperative recognized income, under the equity method, of approximately $3.9 million and $2.1 million, respectively, from Holdings LLC. The application of the equity method is further described in "NOTE 1. Description of Business and Summary of Significant Accounting Policies" under "Notes to Consolidated Financial Statements," in Part II, Item 8 of this Report.

Gain from Transaction with Birds Eye Foods, Inc and Related Agreements: On August 19, 2002, the Cooperative contributed to the capital of Holdings LLC all of the shares of Birds Eye Foods common stock owned by Pro-Fac in exchange for Class B common units of Holdings LLC representing a then 40.72 percent interest. Pro-Fac's investment in Birds Eye Foods prior to the Transaction was approximately $24.9 million. This amount reflects the forgiveness by Birds Eye Foods of approximately $36.5 million which represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand note payable. The value of the Cooperative's 40.72 percent common equity ownership in Holdings LLC was estimated at $31.4 million at the date of the Transaction. During fiscal 2003, the Cooperative recognized a gain of approximately $3.8 million from this exchange.

Pro-Fac and Birds Eye Foods also entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million on each October 1, January 1, and April 1. Pursuant to the Termination Agreement, in fiscal 2004, the Cooperative received all payments as scheduled. In fiscal 2003, the Cooperative received $4.0 million from Birds Eye Foods on August 19, 2002, $2.0 million on October 1, 2002, $2.0 million on December 31, 2002 and $2.0 million on April 1, 2003.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement representing Pro-Fac's continuing ownership percentage is recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the Transaction with Birds Eye Foods in the period received. Accordingly, in fiscal 2004 and 2003, Pro-Fac recognized approximately $6.1 million and $5.9 million, respectively, as additional gain from the receipt of termination payments.

In addition, Pro-Fac and Birds Eye Foods entered into the Transitional Services Agreement described in the "Description of Business - General Development of Business" in Part I, Item 1 of this Report and in NOTE 3. "Agreements with Birds Eye Foods" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report. The estimated value of services to be received by Pro-Fac under the agreement, of approximately $1.0 million, has been reflected as additional proceeds from the Transaction. Accordingly in fiscal 2003, Pro-Fac recognized approximately $0.6 million as additional gain from the Transitional Services Agreement.

As a result of the agreements described above, based on its common equity ownership, the Cooperative recognized a total gain, in fiscal 2004 and 2003, of approximately $6.1 million and $10.4 million, respectively.

Commercial market value adjustment: At its January 2003 Board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac determined to deduct 1 percent of the CMV otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction was withheld from the July 2003 CMV payment and will be withheld from the July 2004 CMV payments. The Board of Directors of Pro-Fac resolved to review this recommendation annually. The 1 percent deduction for the 2003 growing season resulted in approximately $0.7 million in income for fiscal 2004. The 1 percent deduction for the 2002 growing season resulted in approximately $0.6 million of income for fiscal 2003.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $1.1 million and $1.4 million for fiscal 2004 and 2003, respectively. During fiscal 2003, the Cooperative paid approximately $0.4 million to obtain insurance from St. Paul Mercury Insurance Company and Great American Insurance Company, insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative for events occurring prior to August 19, 2002 where claims are submitted prior to August 19, 2008. This insurance has a term expiring on August 19, 2008.

The remaining expenses for fiscal 2004 and 2003 were for general operating purposes of the Cooperative.

Legal matters and settlement expenses: During the second quarter of fiscal 2003, Pro-Fac recorded a liability of $1,250,000 in anticipation of the settlement of the Blue Line Farms Litigation and the Seifer Trust Litigation. During the fourth quarter of fiscal 2003, Pro-Fac recorded a liability of $832,500 in settlement of a portion of the claims made in the Kenyon Zero Storage Matter relating to a surety bond for which Pro-Fac was the indemnitor. Further, in anticipation of the settlement of the balance of the Kenyon Zero Storage Matter, Pro-Fac recorded a liability of $570,000 in the fourth quarter of fiscal 2003. This liability was paid in fiscal year 2004. The Cooperative incurred approximately $1.0 million of associated legal costs during fiscal 2003. See the discussion of Pro-Fac's legal proceedings in "NOTE 11. Other Matters - Legal Matters" under "Notes to Consolidated Financial Statements" in Part II, Item 8. of this Report.

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

For the period June 30, 2002 to August 19, 2002, the Cooperative had a minimal tax provision compared to a $28.6 million tax benefit in fiscal 2002. The fiscal 2002 tax benefit primarily resulted from a $41.5 million benefit associated with the non-cash goodwill impairment charge described below under "Goodwill Impairment Charge" in "Changes from fiscal 2001 to fiscal 2002". A further discussion of Pro-Fac's tax matters is included in "NOTE 7. Income Taxes" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

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
                                                  ========

As a result of the Transaction, described in "NOTE 1. Description of Business and Summary of Significant Accounting Policies" under "Notes to Consolidated Financial Statements," in Part II, Item 8 of this Report, the results of operations for the approximately forty-five weeks after August 18, 2002 are not comparable with those of fiscal 2002. Accordingly, the following is a discussion of the remaining components included in the results of operations of Pro-Fac for fiscal 2003.

Equity Income from Birds Eye Holdings LLC: Subsequent to August 18, 2002, Pro-Fac no longer reports its financial statements on a consolidated basis with Birds Eye Foods and accounts for its investment in Holdings LLC under the equity method of accounting. For fiscal 2003, the Cooperative recognized income, under the equity method, of approximately $2.1 million, from Holdings LLC. The application of the equity method takes into account Holdings LLC's cumulative preferred return.

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

In addition, Pro-Fac and Birds Eye Foods entered into the Transitional Services Agreement described in the "Description of Business -General Development of Business" in Part I, Item 1 of this Report and in NOTE 3. "Agreements with Birds Eye Foods" under "Notes to Consolidated Financial Statements in Part II, Item 8 of this Report." The estimated value of services to be received by Pro-Fac under the agreement, of approximately $1.0 million, has been reflected as additional proceeds from the Transaction. Accordingly in fiscal 2003, Pro-Fac recognized approximately $0.6 million as additional gain from the Transitional Services Agreement.

As a result of the agreements described above, based on its common equity ownership, the Cooperative recognized a total gain, in fiscal 2003, of approximately $10.4 million.

Commercial market value adjustment: At its January 2003 Board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac determined to deduct 1 percent of the CMV otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction was withheld from the July 2003 CMV payment and will be withheld from the July 2004 CMV payments. The Board of Directors of Pro-Fac resolved to review this recommendation annually. The 1 percent deduction for the 2002 growing season resulted in approximately $0.6 million of income for fiscal 2003.

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

Legal matters and settlement expenses: During the second quarter of fiscal 2003, Pro-Fac recorded a liability of $1,250,000 in anticipation of the settlement of the Blue Line Farms Litigation and the Seifer Trust Litigation. During the fourth quarter of fiscal 2003, Pro-Fac recorded a liability of $832,500 in settlement of a portion of the claims made in the Kenyon Zero Storage Matter relating to a surety bond for which Pro-Fac was the indemnitor. Further, in anticipation of the settlement of the balance of the Kenyon Zero Storage Matter, Pro-Fac recorded a liability of $570,000 in the fourth quarter of fiscal 2003. The Cooperative incurred approximately $1.0 million of associated legal costs during fiscal 2003. See the discussion of Pro-Fac's legal proceedings in "NOTE
11. Other Matters - Legal Matters" under "Notes to Consolidated Financial Statements" in Part II, Item 8. of this Report.

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

For the period June 30, 2002 to August 19, 2002, the Cooperative had a minimal tax provision compared to a $28.6 million tax benefit in fiscal 2002. The fiscal 2002 tax benefit primarily resulted from a $41.5 million benefit associated with a non-cash goodwill impairment charge. A further discussion of Pro-Fac's tax matters is included in "NOTE 7. Income Taxes" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

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

Pro-Fac markets and sells its members' crops to food processors, including Birds Eye Foods. Under the provisions of Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross Versus Net as an Agent", subsequent to the Transaction, the Cooperative records activity between Birds Eye Foods, itself and its members on a net basis.

The Cooperative accounts for its ownership interest in Holdings LLC under the equity method of accounting. Accordingly, the portion of payments received as a result of the Transaction related to Pro-Fac's continuing ownership percentage is recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining portion is recorded as a gain. Pro-Fac also records its share of the earnings of Holdings LLC under the equity method of accounting. Pro-Fac's share of the earnings is after the preferred return on Holdings LLC's preferred units and accretion recorded by Holdings LLC.

Prior to the Transaction the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Birds Eye Foods. For fiscal 2002, Birds Eye Foods considered the following the more important critical estimates and assumptions used in the preparation of its financial statements, although not inclusive.

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

Although CMV payments are a source of cash to Pro-Fac, with the exception of the Board's decision to deduct 1% of CMV otherwise payable to its grower-members for crops delivered in 2003 ($0.6 million) and 2004 ($0.7 million), Pro-Fac has typically paid 100% of CMV to its member-growers. The Pro-Fac Board of Directors determines annually the amount of CMV that will be paid out to the Pro-Fac member-growers for crops supplied for the immediately preceding growing season after taking into account Pro-Fac's need to establish reserves for its anticipated operating and other expenses.

Any cash generated from expanded products and/or services offerings by Pro-Fac is currently anticipated to be a secondary source of cash.

In addition to the cash payments to Pro-Fac pursuant to the Termination Agreement (the last $2.0 million installment payment is payable to Pro-Fac on April 1, 2007) and the possible cash distributions to Pro-Fac pursuant to the Limited Liability Company Agreement, Pro-Fac has available up to $1.0 million per year with interest at 10 percent per annum, until August 19, 2007, under the Credit Agreement with Birds Eye Foods and amounts available from Manufacturers and Traders Trust Company ("M&T Bank") as discussed below.

The Cooperative may borrow up to $2.0 million under the terms of a line of credit with M&T Bank (the "M&T Line of Credit"). Principal amounts borrowed under the M&T Line of Credit bear interest at .75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank, as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. Pro-Fac's obligations under the M&T Line of Credit are secured by a security interest granted to M&T in substantially all of its assets, excluding Pro-Fac's Class B common units owned in Holdings LLC. However, the collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

As of June 26, 2004, there was no balance outstanding under the M&T Line of Credit. As of June 28, 2003, there was a balance outstanding of $500,000 under the M&T Line of Credit. The balance was repaid in July of 2003.

Under the Transitional Services Agreement, which is described in greater detail in the "Description of Business - General Development of Business" section of this Report, Birds Eye Foods provided Pro-Fac certain administrative and other services until August 19, 2004. Since the termination of that Agreement, Pro-Fac pays for the services previously provided under that Agreement, including salary, administrative and other expenses. The Cooperative believes it has adequate cash resources to fund these expenses.

Net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, is used to pay Pro-Fac's operating expenses as well as to pay dividends on its capital stock and fund repurchases of its common stock. Dividends on Pro-Fac's stock were $8,134,440, $8,367,570 and $8,369,940 in fiscal 2004, 2003 and 2002, respectively.

A discussion of "Consolidated Statement of Cash Flows" for the year ended June 26, 2004 follows:

Net cash provided by operating activities of $1.8 million for fiscal 2004 primarily represents the timing of cash receipts from customers other than Birds Eye Foods and related cash payments to member growers.

Net cash provided by investing activities for fiscal 2004 was $10.0 million related to the receipt by the Cooperative of $10.0 million from Birds Eye Foods under the Termination Agreement.

Net cash used in financing activities includes borrowings from Birds Eye Foods ($0.3 million) under the terms of the Credit Agreement offset by payments to M&T Bank ($0.5 million) under the M&T Line of Credit, repurchases of common stock ($0.5 million) and dividends paid ($8.1 million) by the Cooperative during fiscal 2004.

At its January 2003 Board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac determined to suspend the payment of annual dividends on the Cooperative's common stock for an indefinite period of time and to deduct 1 percent of the CMV otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction was withheld from the July 2003 ($0.6 million) payments and will be withheld from the July 2004 ($0.7 million) CMV payments. The Board of Directors of Pro-Fac will review this recommendation annually.

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

Pro-Fac guarantees certain obligations of Birds Eye Foods and GLK, LLC. Set forth below is a schedule of the obligations guaranteed by Pro-Fac at June 26, 2004:

(Dollars in Millions)

Contractual Obligations Guaranteed                     Expiration
----------------------------------                   -------------
Senior Subordinated Notes - 11 7/8 Percent   $51.4   November 2008
Subordinated Promissory Note                  38.8   November 2008

                                  OTHER MATTERS

Guarantees and Indemnifications: Pro-Fac is a guarantor, under an Indenture dated November 18, 1998, between Birds Eye Foods, the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc., as trustee, which Indenture was amended by a First Supplemental Indenture dated July 22, 2002, among Birds Eye Foods, the Guarantors named therein and The Bank of New York (as successor trustee to IBJ Schroder Bank & Trust Company), as trustee, and as further amended by a Second Supplemental Indenture dated March 1, 2003, of Birds Eye Foods' obligations under its 11 7/8 percent Senior Subordinated Notes issued by Birds Eye Foods in fiscal 1999 in the original aggregate principal amount of $200.0 million. On November 24, 2003, Birds Eye Foods repaid $150.0 million of these notes. The principal amount is due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semi-annually in arrears on May 1 and November 1. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the 11 7/8 percent Senior Subordinated Notes, including the payment in full when due of all principal and interest on the 11 7/8 percent Senior Subordinated Notes at maturity or otherwise and, in the event of any extension of time of payment or renewal of any of the 11 7/8 percent Senior Subordinated Notes, that the Notes will be promptly paid in full when due pursuant to the terms of any such extension or renewal. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the 11 7/8 percent Senior Subordinated Notes. As of June 26, 2004, the outstanding loan amount, including accrued interest, was $51.4 million.

As partial consideration for the acquisition in fiscal 1999 of the frozen and canned vegetable business of Dean Foods Company, Birds Eye Foods issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. The Subordinated Promissory Note is currently owned by GLK, LLC, a New York limited liability company, whose members are Birds Eye Foods and GLK Holdings, Inc., which is a wholly owned subsidiary of Birds Eye Foods. Pro-Fac guarantees Birds Eye Foods' obligations under that Note. Interest on the Subordinated Promissory Note accrues quarterly in arrears, commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Birds Eye Foods satisfied this requirement through the issuance of additional promissory notes. Interest accruing after November 22, 2003 is payable in cash. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the Subordinated Promissory Note, including the payment in full when due of all principal and interest on the Note. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the Note. As of June 26, 2004, the outstanding loan amount subject to the Cooperative's guarantee included principal of $30.0 million and interest of $8.8 million.

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

Capital Expenditures: Except for purchasing computer hardware and software in fiscal 2005, estimated to be approximately $40,000, in connection with the termination of the Transitional Services Agreement, the Cooperative does not expect to have any material capital expenditures for the foreseeable future.

Supplemental Information on Inflation: The changes in costs and prices within the Cooperative's business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by changes caused by inflation.

New Accounting Pronouncements: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in the balance sheet. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of SFAS 150 did not have a material impact on the Cooperative's results of operations or consolidated financial statements.

Contractual Obligations

(Dollars in Thousands)                                    Payments due by period
                                              ----------------------------------------------
                                                       Less than    1-3     3-5    More than
                                               Total     1 year    years   years    5 years
                                              ------   ---------   -----   -----   ---------
Credit facility with Birds Eye Foods, Inc.*   $1,000      $  0       $0      $0      $1,000
Other non-current liabilities                    832       832        0       0           0
                                              ------      ----      ---     ---      ------
   Total                                      $1,832      $832       $0      $0      $1,000
                                              ======      ====      ===     ===      ======

* Amounts borrowed are required to be repaid only upon the sale of Pro-Fac's ownership interest in Holdings, LLC or receipt of a distribution from Holdings, LLC in connection with the sale of liquidation of all or substantially all of the assets of Holdings, LLC or one or more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed at any time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since the Transaction, Pro-Fac is subject to interest rate fluctuations related to borrowings under the M&T Line of Credit. Amounts borrowed bear interest at the prime rate. See "NOTE 6. Long-Term Debt" in the Notes to Consolidated Financial Statements. Information concerning Pro-Fac's use of derivative instruments and hedging activities prior to August 19, 2002 can be found in "NOTE 5. Accounting for Derivative Instruments and Hedging Activities" in the "Notes to Consolidated Financial Statements."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

ITEM                                                                        Page
                                                                            ----
Pro-Fac Cooperative, Inc.
   Reports of Independent Registered Public Accounting Firms.............    24
   Consolidated Financial Statements:
      Consolidated Statements of Operations, Allocation of Net Income/
         (Loss), and Comprehensive Income (Loss) for the years ended
         June 26, 2004, June 28, 2003, and June 29, 2002.................    26
      Balance Sheets as of June 26, 2004 and June 28, 2003...............    27
      Consolidated Statements of Cash Flows for the years ended June 26,
         2004, June 28, 2003, and June 29, 2002..........................    28
      Consolidated Statements of Changes in Shareholders' and Members'
         Capitalization and Redeemable Stock for the years ended June 26,
         2004, June 28, 2003, and June 29, 2002..........................    29
      Notes to Consolidated Financial Statements.........................    30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Pro-Fac Cooperative, Inc.
Rochester, New York

We have audited the accompanying balance sheets of Pro-Fac Cooperative, Inc. (the "Cooperative") as of June 26, 2004 and June 28, 2003, and the related consolidated statements of operations, allocation of net income, and comprehensive income, of cash flows, and of changes in shareholders' and members' capitalization and redeemable stock for each of the two years in the period ended June 26, 2004. Our audits also included the 2004 and 2003 financial statement schedules listed in the Index at Item 15. These financial statements and financial schedules are the responsibility of the Cooperative's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2004 and 2003 financial statements present fairly, in all material respects, the financial position of the Cooperative as of June 26, 2004 and June 28, 2003, and the results of its operations and its cash flows for each of the two years in the period ended June 26, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Rochester, New York
September 20, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pro-Fac Cooperative, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 56 present fairly, in all material respects, the financial position of Pro-Fac Cooperative, Inc. and its subsidiaries the results of their operations and their cash flows for the year ended June 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 56 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Cooperative's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Rochester, New York
August 28, 2002

                              FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Consolidated Statements of Operations, Allocation of Net Income/(Loss), and Comprehensive Income (Loss)
(Dollars in Thousands)

                                                                                 Fiscal Years Ended
                                                                          --------------------------------
                                                                          June 26,   June 28,     June 29
                                                                            2004       2003        2002
                                                                          --------   --------   ----------
Net sales                                                                  $     0   $103,726   $1,010,540
Cost of sales                                                                    0    (80,644)    (795,297)
                                                                           -------   --------   ----------
Gross profit                                                                     0     23,082      215,243
Equity income from Birds Eye Holdings LLC                                    3,872      2,134            0
Gain from Transaction with Birds Eye Foods, Inc. and related agreements      6,060     10,361            0
Commercial market value adjustment                                             660        568            0
Selling, administrative, and general expenses (post Transaction)            (1,139)    (1,433)           0
Selling, administrative, and general expenses (pre Transaction)                  0    (15,468)    (117,450)
Legal matters and settlement expenses                                         (273)    (3,720)           0
Income from joint venture                                                        0        277        2,457
Gain from pension curtailment                                                    0          0        2,472
Restructuring                                                                    0          0       (2,622)
Goodwill impairment charge                                                       0          0     (179,025)
                                                                           -------   --------   ----------
Operating income/(loss)                                                      9,180     15,801      (78,925)
Interest income                                                                 23         10            0
Interest expense                                                               (99)    (7,762)     (66,420)
                                                                           -------   --------   ----------
Pretax income/(loss) before dividends and allocation of net proceeds         9,104      8,049     (145,345)
Tax (provision)/benefit                                                          0        (59)      28,561
                                                                           -------   --------   ----------
Net income/(loss)                                                          $ 9,104   $  7,990   $ (116,784)
                                                                           =======   ========   ==========

Allocation of Net Income/(Loss):
   Net income/(loss)                                                       $ 9,104   $  7,990   $ (116,784)
   Dividends on common and preferred stock                                  (8,134)    (8,368)      (8,370)
                                                                           -------   --------   ----------
   Net gain/(deficit)                                                          970       (378)    (125,154)
   Allocation (to)/from earned surplus/(accumulated deficit)                  (970)       378      133,622
                                                                           -------   --------   ----------
   Net income/(loss) available to members                                  $     0   $      0   $    8,468
                                                                           =======   ========   ==========

Allocation of net income/(loss) available to members:
   Payable to members currently                                            $     0   $      0   $    2,117

Allocated to members but retained by the Cooperative:
   Qualified retains                                                             0          0        6,351
                                                                           -------   --------   ----------
   Net income/(loss) available to members                                  $     0   $      0   $    8,468
                                                                           =======   ========   ==========

Net income/(loss)                                                          $ 9,104   $  7,990   $ (116,784)
Other comprehensive income/(loss):
   Unrealized (loss)/gain on hedging activity of equity investee               (53)       142         (412)
   Minimum pension liability of equity investee                               (199)    (4,584)           0
                                                                           -------   --------   ----------
Comprehensive income/(loss)                                                $ 8,852   $  3,548   $ (117,196)
                                                                           =======   ========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Balance Sheets
(Dollars in Thousands)

                                                                                     June 26,    June 28
                                                                                       2004        2003
                                                                                    ---------   ---------
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                        $   3,394   $     367
   Accounts receivable, trade                                                           1,343           0
   Account receivable from Birds Eye Foods, Inc.                                        7,783       8,504
   Current portion of transitional services receivable from Birds Eye Foods, Inc.          71         525
   Prepaid expenses and other current assets                                               10          15
                                                                                    ---------   ---------
         Total current assets                                                          12,601       9,411
Transitional services receivable from Birds Eye Foods, Inc.                                 0          71
Investment in Birds Eye Holdings LLC                                                   21,497      21,937
Investment in CoBank                                                                        0          44
                                                                                    ---------   ---------
         Total assets                                                               $  34,098   $  31,463
                                                                                    =========   =========

            LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
   Accounts payable                                                                 $     457   $   1,058
   Accrued interest                                                                        86          14
   Other accrued expenses                                                                 833       1,075
   Amounts due members                                                                 12,077       7,876
                                                                                    ---------   ---------
         Total current liabilities                                                     13,453      10,023
Long-term debt                                                                          1,000       1,200
Other non-current liabilities                                                               0         832
                                                                                    ---------   ---------
         Total liabilities                                                             14,453      12,055
                                                                                    ---------   ---------
Commitments and contingencies
Class B cumulative redeemable preferred stock, liquidation preference $10 per share, authorized 500,000 shares; issued and outstanding 10,768
   and 12,109 shares, respectively                                                        108         122
                                                                                    ---------   ---------
Common stock, par value $5, authorized 5,000,000 shares; issued and outstanding
   1,833,738 and 1,927,226, respectively                                                9,169       9,636
                                                                                    ---------   ---------
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                               9,793      14,404
   Non-cumulative preferred stock, par value $25, authorized 5,000,000
      shares; issued and outstanding 28,297 and 29,328 shares, respectively               707         733
   Class A cumulative preferred stock, liquidation preference $25 per share;
      authorized 10,000,000 shares; issued and outstanding 4,789,575
      and 4,604,139 shares, respectively                                              119,741     115,104
   Accumulated deficit                                                               (136,912)   (137,882)
   Special membership interests                                                        21,733      21,733
   Accumulated other comprehensive (loss)/income:
      Unrealized gain on hedging activity of equity investee                               89         142
      Minimum pension liability adjustment of equity investee                          (4,783)     (4,584)
                                                                                    ---------   ---------
         Total shareholders' and members' capitalization                               10,368       9,650
                                                                                    ---------   ---------
         Total liabilities and capitalization                                       $  34,098   $  31,463
                                                                                    =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

                                                                                          Fiscal Years Ended
                                                                                   -------------------------------
                                                                                   June 26,   June 28,    June 29,
                                                                                     2004       2003        2002
                                                                                   --------   --------   ---------
Cash Flows from Operating Activities:
   Net income/(loss)                                                                $ 9,104   $  7,990   $(116,784)
   Estimated cash payments to Class A members                                             0          0      (2,117)
   Adjustments to reconcile net income/(loss) to net cash provided by/(used in)
      operating activities:
      Goodwill impairment charge                                                          0          0     179,025
      Amortization                                                                      525        144       1,147
      Amortization of debt issue costs and amendment costs and discount on
         subordinated promissory note                                                     0      1,201       5,660
      Interest-in-kind on subordinated promissory note                                    0          0       1,308
      Depreciation                                                                        0      3,833      30,850
      Gain from transaction with Birds Eye Foods, Inc. and related agreements        (6,060)   (10,361)          0
      Equity income from Birds Eye Holdings LLC                                      (3,872)    (2,134)          0
      Equity in undistributed earnings of joint venture                                   0       (277)     (1,795)
      Equity in undistributed earnings of CoBank                                          0          0         (97)
      Provision for deferred taxes                                                        0          0     (31,934)
      Provision for losses on accounts receivable                                         0          0         557
      Change in assets and liabilities, net of effects of business dispositions:
         Accounts receivable                                                           (501)     1,818      16,935
         Inventories and prepaid manufacturing expense                                    0    (33,170)     22,800
         Income taxes payable/refundable                                                  0        (75)      1,817
         Accounts payable and accrued expenses                                       (1,604)    (8,051)    (68,659)
         Amounts due Class A members                                                  4,201      8,649      (2,639)
         Other assets and liabilities                                                     6        675        (141)
                                                                                    -------   --------   ---------
Net cash provided by/(used in) operating activities                                   1,799    (29,758)     35,933
                                                                                    -------   --------   ---------
Cash Flows from Investing Activities:
   Proceeds from Termination Agreement with Birds Eye Foods, Inc.                    10,000     10,000           0
   Purchase of property, plant and equipment                                              0     (2,187)    (15,026)
   Proceeds from disposals of property, plant and equipment                               0          0         595
   Advances (to)/from joint venture                                                       0     (1,512)      4,016
   Proceeds from investment in CoBank                                                    44      1,130       5,114
   Cash at the date of deconsolidation with Birds Eye Foods, Inc.                         0     (5,818)          0
                                                                                    -------   --------   ---------
Net cash provided by/(used in) investing activities                                  10,044      1,613      (5,301)
                                                                                    -------   --------   ---------
Cash Flows from Financing Activities:
   Net proceeds from issuance of short-term debt                                          0     22,000           0
   Net proceeds from Credit Facility with Birds Eye Foods, Inc.                         300        700           0
   Net proceeds from M&T line of credit                                                (500)       500           0
   Payments on long-term debt                                                             0       (292)    (11,790)
   Payments on capital leases                                                             0        (38)       (620)
   Payments on debt amendments                                                            0          0      (1,694)
   Repurchase of stock, net                                                            (482)      (641)     (1,127)
   Cash dividends paid                                                               (8,134)    (8,403)     (8,371)
                                                                                    -------   --------   ---------
Net cash provided by/(used in) financing activities                                  (8,816)    13,826     (23,602)
                                                                                    -------   --------   ---------
Net change in cash and cash equivalents                                               3,027    (14,319)      7,030
Cash and cash equivalents at beginning of period                                        367     14,686       7,656
                                                                                    -------   --------   ---------
Cash and cash equivalents at end of period                                          $ 3,394   $    367   $  14,686
                                                                                    =======   ========   =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
      Interest                                                                      $    27   $  2,840   $  62,901
                                                                                    =======   ========   =========
      Income taxes, net                                                             $     0   $      0   $  (1,250)
                                                                                    =======   ========   =========

Non-cash investing and financing activities:
   Conversion of retains to preferred stock                                         $ 4,611   $  2,643   $       0
                                                                                    =======   ========   =========
   Net income/(loss) allocated to members but retained by the Cooperative           $     0   $      0   $   6,351
                                                                                    =======   ========   =========
   Capital lease obligations incurred                                               $     0   $      0   $   3,185
                                                                                    =======   ========   =========
   Pro-Fac's receipt of common equity ownership in Birds Eye Holdings LLC in
      exchange for Birds Eye Foods common stock                                     $     0   $ 31,400   $       0
                                                                                    =======   ========   =========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Statements of Changes in Shareholders' and Members' Capitalization and Redeemable Stock
(Dollars in Thousands)

                                                                           Fiscal Years Ended
                                                                   ---------------------------------
                                                                    June 26,    June 28,    June 29,
                                                                      2004        2003        2002
                                                                   ---------   ---------   ---------
Retained earnings allocated to members:
Qualified retains:
   Balance at beginning of period                                  $  14,404   $  17,050   $  10,699
   Net proceeds allocated to members                                       0           0       6,351
   Converted to Class A cumulative preferred stock                    (4,611)     (2,643)          0
   Other                                                                   0          (3)          0
                                                                   ---------   ---------   ---------
   Balance at end of period                                        $   9,793   $  14,404   $  17,050
                                                                   ---------   ---------   ---------

Non-cumulative preferred stock:
   Balance at beginning of period                                  $     733   $     746   $     808
   Conversion to Class A cumulative preferred stock                      (26)        (13)        (62)
                                                                   ---------   ---------   ---------
   Balance at end of period                                        $     707   $     733   $     746
                                                                   ---------   ---------   ---------

Class A cumulative preferred stock:
   Balance at beginning of period                                  $ 115,104   $ 112,448   $ 112,386
   Converted from non-cumulative preferred stock                          26          13          62
   Converted from qualified retains                                    4,611       2,643           0
                                                                   ---------   ---------   ---------
   Balance at end of period                                        $ 119,741   $ 115,104   $ 112,448
                                                                   ---------   ---------   ---------

Earned surplus/(accumulated deficit):
   Balance at beginning of period                                  $(137,882)  $(115,771)  $  17,851
   Conversion to special membership interests                              0     (21,733)          0
   Allocation to/(from) earned surplus/(accumulated deficit)             970        (378)   (133,622)
                                                                   ---------   ---------   ---------
   Balance at end of period                                        $(136,912)  $(137,882)  $(115,771)
                                                                   ---------   ---------   ---------

Special membership interests:
   Balance at beginning of period                                  $  21,733   $       0   $       0
   Conversion from earned surplus                                          0      21,733           0
                                                                   ---------   ---------   ---------
   Balance at end of period                                        $  21,733   $  21,733   $       0
                                                                   ---------   ---------   ---------

Accumulated other comprehensive (loss)/income:
   Balance at beginning of period                                  $  (4,442)  $    (367)  $      45
   Unrealized (loss)/gain on hedging activity of equity investee         (53)        142        (412)
   Minimum pension liability of equity investee                         (199)     (4,584)          0
   Other comprehensive income upon deconsolidation with Birds
      Eye Foods, Inc.                                                      0         367           0
                                                                   ---------   ---------   ---------
Balance at end of period                                           $  (4,694)  $  (4,442)  $    (367)
                                                                   ---------   ---------   ---------

Total shareholders' and members' capitalization                    $  10,368   $   9,650   $  14,106
                                                                   =========   =========   =========

Redeemable stock:
Class B cumulative preferred stock:
   Balance at beginning of period                                  $     122   $     206   $     239
   Repurchased                                                           (14)        (84)        (33)
                                                                   ---------   ---------   ---------
   Balance at end of period                                        $     108   $     122   $     206
                                                                   =========   =========   =========

Common stock:
   Balance at beginning of period                                  $   9,636   $  10,193   $  11,287
   Repurchased                                                          (467)       (557)     (1,094)
                                                                   ---------   ---------   ---------
   Balance at end of period                                        $   9,169   $   9,636   $  10,193
                                                                   =========   =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                            PRO-FAC COOPERATIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative"), is a New York agricultural cooperative which markets crops grown by its members. Birds Eye Foods, Inc. ("Birds Eye Foods"), until August 19, 2002, was a wholly-owned subsidiary of Pro-Fac. Through August 19, 2002, Birds Eye Foods described its business as having four primary product lines including: vegetables, fruits, snacks, and canned meals. The majority of each of the product line's net sales is within the United States. In addition, all Birds Eye Foods operating facilities, excluding one in Mexico, are within the United States.

For the fiscal years ended June 26, 2004, June 28, 2003 and June 29, 2002, approximately 75%, 98% and 100%, respectively, of the crops purchased by Pro-Fac from its members were sold to Birds Eye Foods.

The Transaction: On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac, Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"):

     o Pro-Fac contributed to the capital of Birds Eye Holdings LLC ("Holdings, LLC", a Delaware limited liability company, all of the shares of Birds Eye Foods common stock owned by Pro-Fac, constituting 100% of the issued and outstanding shares of Birds Eye Foods capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72% common equity ownership at the closing date; and

     o Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units and Class A common units and warrants, which warrants were immediately exercised to acquire additional Class A common units, representing, at the closing date, 56.24% of the common equity of Holdings LLC, inclusive of the additional Class A common units issued to Vestar upon exercise of the warrants. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar/Birds Eye Holdings. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

The transactions contemplated in and consummated pursuant to the Unit Purchase Agreement, are referred to herein collectively as the "Transaction." For additional information about the transactions consummated, including resulting agreements, see "NOTE 3. Agreements with Birds Eye Foods " under these "Notes to Consolidated Financial Statements".

Immediately following Pro-Fac's contribution of its shares of Birds Eye Foods common stock to Holdings LLC, Holdings LLC contributed those shares to Birds Eye Holdings Inc. (formerly Agrilink Holdings Inc., "Holdings Inc."), a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC, and Birds Eye Foods became an indirect, wholly-owned subsidiary of Holdings LLC.

Also, as part of the Transaction, Stephen R. Wright, then the General Manager and Secretary of Pro-Fac, together with executive officers of Birds Eye Foods, and certain other members of Birds Eye Foods management, entered into subscription agreements with Holdings LLC to acquire (using a combination of cash and promissory notes issued to Holdings LLC) an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04 percent of the common equity ownership at the Closing Date.

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

Limited Liability Company Agreement of Holdings LLC: Pro-Fac and Vestar, together with others, including Stephen R. Wright, are parties to a limited liability company agreement dated August 19, 2002 (and as amended from time to time, the "Limited Liability Company Agreement") that contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC. As of June 26, 2004, Pro-Fac owned 40.49 percent of the common equity of Holdings LLC through its ownership of 321,429 Class B common units.

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

     o third, 100 percent to the holders of Class A common units, Class B common units, Class C common units, and Class E common units, pro rata, until each such unit holder's unreturned common capital contribution has been reduced to zero; and

     o fourth, after the holders of Class A common units, Class B common units, Class C common units and Class E common units have been paid their unreturned common capital contributions, the balance of distributable assets, if any, will be distributed to the holders of Class A common units, Class B common units, Class C common units, Class D common units and Class E common units. The amount distributable to such holders is determined based upon the number of Class C common units and Class D common units outstanding and upon whether certain performance hurdles have been satisfied. As the various performance hurdles are satisfied, the percentage of any remaining distributable assets distributable to the holders of Class A common units, Class B common units and Class E common units decreases from approximately 96 percent to approximately 90 percent, the percentage of remaining distributable assets distributable to the holders of Class C common units decreases from approximately 2 percent to 1.872 percent and the percentage of remaining distributable assets distributable to the holders of Class D common units increases from approximately 2 percent to approximately 8.112 percent.

Prior to August 19, 2005, distributions of assets by Holdings LLC in excess of the amount necessary to pay to preferred unit holders their current preferred returns in full requires the consent of the preferred unit holders holding at least a majority of the preferred units. A preferred unit holder's preferred return is equal to 15 percent per annum, of the preferred unit holder's preferred capital contributions, less distributions made in respect to such preferred units. The preferred return accrues on a daily basis and compounds quarterly (3.75 percent quarterly). In the event of a dissolution, Holdings LLC's assets (after payment of debts and obligations) will be distributed to its members in accordance with the above distribution schedule.

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

Securityholders Agreement: Holdings LLC, Pro-Fac and Vestar, together with others, including officers of Birds Eye Foods (the "Management Investors"), entered into a securityholders agreement dated August 19, 2002 (and as amended from time to time, the "Securityholders Agreement") containing terms and conditions relating to the transfer of membership interests in and the management of Holdings LLC. Among other things, the Securityholders Agreement includes a voting agreement pursuant to which the holders of common units agree to vote their common units and to take any other action necessary to cause the authorized number of members or directors for each of the respective management committees or boards of directors of Holdings LLC, Holdings, Inc. and Birds Eye Foods to be set at not less than nine but not more than 11, as determined by Vestar, and to elect or cause to be elected to the respective management committees or boards of directors of Holdings LLC, Holdings, Inc. and Birds Eye Foods, six members/directors designated by Vestar, two members/directors designated by Pro-Fac, one member/director who shall be the chief executive officer of Birds Eye Foods and two members/directors designated by Vestar who shall be independent of Holdings LLC, its subsidiaries' management (including Birds Eye Foods) and Vestar.

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

     o Vestar with "take-along" rights to require Pro-Fac and the Management Investors to consent to a proposed sale of Holdings LLC; and

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

Fiscal Year: The fiscal year of Pro-Fac ends on the last Saturday in June. Fiscal 2004, 2003 and 2002 comprised 52 weeks.

Consolidation: The consolidated financial statements include the Cooperative and, through August 18, 2002, Birds Eye Foods. The financial statements are after elimination of significant intercompany transactions and balances. Subsequent to the Transaction, Pro-Fac uses the equity method to account for its investment in Holdings LLC.

New Accounting Pronouncements: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in the balance sheet. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS 150 did not have a material impact on the Cooperative's consolidated financial statements.

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

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of three months or less. There were no such short-term investments at June 26, 2004 or June 28, 2003.

Accounts Receivable, Trade: The Cooperative provides credit in the normal course of business to the majority of its third-party customers. The Cooperative performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. When necessary, the Cooperative maintains allowances for doubtful customer accounts for estimated losses resulting from the inability of its customers to make required payments based on prior experience. There was no allowance for doubtful accounts at June 26, 2004.

Investment in Birds Eye Holdings, LLC: Pro-Fac accounts for its investment in Holdings LLC under the equity method of accounting. The Cooperative includes its share, based on ownership, of the change in Holdings LLC's minimum pension liabilities and unrealized holding gains and losses on hedging transactions in the Cooperative's other comprehensive income (loss).

The following schedule sets forth summarized financial information of Holdings LLC as of June 26, 2004 and June 28, 2003 and for the fiscal years then ended (dollars in thousands):

                                         June 26, 2004   June 28, 2003
                                         -------------   -------------
Current assets                              $359,965        $476,583
Non-current assets                           420,072         432,827
                                            --------        --------
Total assets                                $780,037        $909,410
                                            ========        ========

Current liabilities                         $148,362        $159,733
Non-current liabilities                      387,764         538,164
Preferred LLC units                          178,768         152,583
Total members' capital                        65,143          58,930
                                            --------        --------
Total liabilities and members' capital      $780,037        $909,410
                                            ========        ========

                                              Fiscal Year Ended(1)
                                         -----------------------------
                                         June 26, 2004   June 28, 2003
                                         -------------   -------------
Net sales                                   $843,398        $764,900
Gross profit                                 190,535         179,661
Income from continuing operations             27,580          21,619
Net income                                  $ 31,902        $ 20,783

(1) During fiscal 2004, Holdings LLC sold certain businesses. These businesses are classified as discontinued and their operations are therefore, excluded from continuing operations. The information for the year ended June 28, 2003 has been reclassified to reflect the discontinuance of these operations.

Holdings LLC has $137.5 million of preferred units which accrue a preferred return at the rate of 15 percent per annum, based on a 360 day year and compounded quarterly. The preferred units are subject to redemption at the option of at least a majority of the preferred units upon an initial public offering of Holdings LLC or any subsidiary, upon the sale of Holdings LLC or after August 19, 2010. The preferred units may also be redeemed at the option of Holdings LLC after August 19, 2005 at a premium. At the time of issuance of the preferred units, $3.9 million in fees were charged against the proceeds. Holdings LLC is accreting the preferred units up to their redemption value through transfers from retained earnings using the effective interest method to the date of earliest redemption. At June 26, 2004, Pro-Fac owned 40.49 percent of the remaining common equity interest in Holdings LLC. The preferred return on Holdings LLC's preferred units and the accretion thereon and expense related to termination payments, aggregating $22.2 million, net, for fiscal year 2004, are taken into account in determining Pro-Fac's share of the earnings of Holdings LLC under the equity method of accounting.

Investment in CoBank: The Cooperative's investment in CoBank was required as a condition of previous borrowings. These securities were not physically issued by CoBank, but rather the Cooperative was notified as to their monetary value. The investment was carried at cost plus the Cooperative's share of the undistributed earnings of CoBank (that portion of patronage refunds not distributed currently in cash). During fiscal 2004, the Cooperative's investment was returned.

Earnings on the investment in CoBank in fiscal year 2002 amounted to $160,500.

Property, Plant, and Equipment and Related Lease Arrangements: Prior to August 19, 2002, property, plant, and equipment was depreciated over the estimated useful lives of the assets using the straight-line method, half-year convention, over the following estimated useful lives:

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

Goodwill: Prior to August 19, 2002, goodwill included the cost in excess of the fair value of net tangible assets acquired in purchase transactions. Under the current guidance of SFAS No. 142, goodwill was not amortized, but instead tested annually for impairment. For additional information about goodwill and intangible assets, see "NOTE 2. Accounting for Goodwill and Intangible Assets" under these "Notes to Consolidated Financial Statements".

Other Intangible Assets: Prior to August 19, 2002, other intangible assets included non-competition agreements and a trademark royalty agreement. Other intangible assets were amortized on a straight-line basis over three to sixteen years.

Other Assets: Prior to August 19, 2002, other assets were primarily comprised of debt issuance costs. Debt issuance costs were amortized, generally using the straight line method, over the term of the debt. Amortization expense was approximately $2.8 million in fiscal 2002.

Derivative Financial Instruments: Prior to August 19, 2002, derivative financial instruments were utilized by Birds Eye Foods to hedge interest rate risk, commodity price risk, and foreign currency related risk and are not held for trading purposes. For additional information about derivative financial instruments and hedging transactions, see "NOTE 5. Accounting for Derivative Instruments and Hedging Activities" under these "Notes to Consolidated Financial Statements".

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

Pension: Birds Eye Foods had several pension plans and participated in various union pension plans which on a combined basis cover substantially all hourly employees. Charges to income with respect to plans sponsored by Birds Eye Foods are based upon actuarially determined costs. Pension liabilities were funded by periodic payments to the various pension plan trusts. After the Transaction, since August 19, 2002, Pro-Fac does not have any pension plans. Under the equity method of accounting, Pro-Fac includes its share, based on ownership, of the change in Holdings LLC's minimum pension liabilities in Pro-Fac's other comprehensive income (loss). For additional information about Birds Eye Foods pension plans and disclosure regarding the curtailment of various pension benefits during fiscal 2002, see "NOTE 8. Pension, Profit Sharing, and Other Employee Benefits" under these "Notes to Consolidated Financial Statements".

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

Revenue Recognition: Under the provisions of Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," subsequent to the Transaction, the Cooperative records activity among Birds Eye Foods and other customers, itself, and its members on a net basis.

Birds Eye Foods recognized revenue on shipments on the date the merchandise was received by the customer and title transfers. Product sales were reported net of applicable cash discounts, and sales allowances and discounts.

Gain from Transaction with Birds Eye Foods, Inc and Related Agreements: On August 19, 2002, the Cooperative contributed to the capital of Holdings LLC all of the shares of Birds Eye Foods common stock owned by Pro-Fac in exchange for Class B common units of Holdings LLC representing a 40.72 percent interest as at the Closing Date. Pro-Fac's net investment in Birds Eye Foods prior to the Transaction was approximately $24.9 million. This amount reflects the forgiveness by Birds Eye Foods of approximately $36.5 million which represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand payable. The value of the Cooperative's 40.72 percent common equity ownership in Holdings LLC was estimated at $31.4 million at the Closing Date of the Transaction. The Cooperative recognized a gain of approximately $3.8 million from this exchange in fiscal 2003.

Pro-Fac and Birds Eye Foods also entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1. Pursuant to the Termination Agreement, in fiscal 2004, the Cooperative received $10.0 million, as scheduled. Pursuant to the Termination Agreement, in fiscal 2003, the Cooperative received $4.0 million from Birds Eye Foods on August 19, 2002, $2.0 million on October 1, 2002, $2.0 million on January 1, 2003 and $2.0 million on April 1, 2003.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement representing Pro-Fac's continuing ownership percentage is recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in fiscal 2004 and 2003, Pro-Fac recognized approximately $6.1 million and $5.9 million, respectively, as additional gain from the receipt of the termination payments.

In addition, Pro-Fac and Birds Eye Foods entered into the Transitional Services Agreement described in "NOTE 3. Agreements with Birds Eye Foods" under the "Notes to Consolidated Financial Statements." The estimated value of services to be received by Pro-Fac under the agreement, of approximately $1.0 million, has been reflected as additional proceeds from the Transaction. Accordingly, in fiscal 2003, Pro-Fac recognized approximately $0.6 million as additional gain from the Transitional Services Agreement.

As a result of the agreements described above, based on its common equity ownership, the Cooperative recognized a total gain, in fiscal 2004 and 2003, of approximately $6.1 million and $10.4 million, respectively.

Shipping and Handling Expense: Shipping and handling expenses were included as a component of cost of sales by Birds Eye Foods.

Advertising: Production costs of commercials and programming were charged to operations in the year first aired. The costs of other advertising promotion and marketing programs were charged in the year incurred. Advertising expense incurred in fiscal year 2002 amounted to approximately $18.2 million. After the Transaction, since August 19, 2002, Pro-Fac has no advertising expense.

Environmental Expenditures: Environmental expenditures that pertained to current operations were expensed or capitalized by Birds Eye Foods, consistent with Birds Eye Foods capitalization policy. Expenditures that resulted from the remediation of an existing condition caused by past operations that did not contribute to current or future revenues were expensed. Liabilities were recorded when remedial activities were probable, and the cost could be reasonably estimated.

Income from Joint Venture: Represents earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Birds Eye Foods and Flanagan Brothers, Inc. For information about changes in Birds Eye Foods' investment in Great Lakes Kraut LLC in fiscal 2003, see "NOTE 4. Investment in Joint Venture" under these "Notes to Consolidated Financial Statements

Earnings Per Share Data Omitted: Earnings per share amounts are not presented as earnings are not distributed to members in proportion to their common stock holdings. Earnings (representing those earnings derived from patronage-sourced business) are distributed to members in proportion to the dollar value of deliveries under Pro-Fac contracts rather than based on the number of shares of common stock held.

Comprehensive Income (Loss): Under SFAS No. 130, the Cooperative is required to display comprehensive income and its components as part of the financial statements. Comprehensive income (loss) is comprised of net earnings and other comprehensive income (loss), which includes certain changes in equity that are excluded from net earnings (loss). In fiscal 2004, the Cooperative included adjustments of its equity investee, Holdings LLC, for minimum pension liabilities ($0.2 million) and unrealized holding losses on hedging transactions ($0.1 million) in other comprehensive income (loss). In fiscal 2003, the Cooperative included adjustments of its equity investee, Holdings LLC, for an increase in minimum pension liabilities ($4.6 million) and unrealized holding gains on hedging transactions ($0.1 million) in other comprehensive income
(loss).

Disclosures About Fair Value of Financial Instruments: The following methods and assumptions were used by the Cooperative in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents, Accounts Receivable, and Notes Payable: The carrying amount approximates fair value because of the short maturity of these instruments.

     Long-Term Investments: The carrying value of the investment in CoBank was $0 and $44,000 at June 26, 2004 and June 28, 2003, respectively. As there is no market price for this investment, a reasonable estimate of fair value is not possible.

     Long-Term Debt: The fair value of the long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. For additional information about Long-Term Debt, see "Note 6. Long Term Debt" under these "Notes to Consolidated Financial Statements."

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

               June 30,                                   June 29,
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

As outlined in SFAS No. 142, certain intangibles with a finite life are required to continue to be amortized. In fiscal 2002, Birds Eye Foods recorded amortization expense of approximately $1.1 million related to intangible assets with a finite life.

NOTE 3. AGREEMENTS WITH BIRDS EYE FOODS

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

Historically, Birds Eye Foods paid Pro-Fac the commercial market value ("CMV") for all crops supplied by Pro-Fac. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area. Although CMV is intended to be no more than the fair market value of the crops purchased by Birds Eye Foods, it may be more or less than the price Birds Eye Foods would pay in the open market in the absence of the Agreement. For the fiscal years 2004, 2003, and 2002, the CMV for all crops supplied by Pro-Fac amounted to $66.0 million, $56.8 million, and $71.7 million, respectively. As of June 26, 2004 and June 28, 2003, Birds Eye Foods owed the Cooperative $7.8 million and $8.5 million, respectively, and Pro-Fac owed its members $12.1 million and $7.9 million, respectively, for crops delivered for the 2004 and 2003 growing seasons.

Under the Marketing and Facilitation Agreement, in any year in which Birds Eye Foods had earnings on products which were processed from crops supplied by Pro-Fac ("Pro-Fac Products"), Birds Eye Foods paid to Pro-Fac, as additional patronage income, 90 percent of such earnings, but in no case more than 50 percent of all pretax earnings of Birds Eye Foods (before dividing with Pro-Fac). In years in which Birds Eye Foods had losses on Pro-Fac products, Birds Eye Foods reduced the CMV it would have otherwise paid to Pro-Fac by 90 percent of such losses, but in no case by more than 50 percent of all pretax losses of Birds Eye Foods (before dividing with Pro-Fac). Additional patronage income was paid to Pro-Fac for services provided to Birds Eye Foods, including the provision of a long term, stable crop supply, favorable payment terms for crops, and the sharing of risks of losses of certain operations of the business. Earnings and losses were determined at the end of the fiscal year, but were accrued on an estimated basis during the year. For fiscal year 2002, such additional patronage income amounted to $16.8 million. Pursuant to the terms of the Transaction, the parties agreed that under the Marketing and Facilitation Agreement, the one-time, non-cash impairment charge would be excluded from the additional patronage income calculation. Accordingly, patronage income in fiscal 2002 was calculated excluding the impairment charge recognized by Birds Eye Foods in the fourth quarter. Under the Marketing and Facilitation Agreement, Pro-Fac was required to reinvest at least 70 percent of the additional patronage income in Birds Eye Foods. Since Pro-Fac's acquisition of Birds Eye in 1994, and prior to August 19, 2002, Pro-Fac invested an additional $50.8 million.

Transitional Services Agreement: Pro-Fac and Birds Eye Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Birds Eye Foods agreed to provide Pro-Fac certain administrative and other services at no charge to Pro-Fac, other than reimbursement of the incremental and out-of-pocket costs associated with performing those services for Pro-Fac for a period of 24 months from the Closing Date. Pursuant to its terms, the Transitional Services Agreement terminated on August 19, 2004. Under the Transitional Services Agreement, the general manager of Pro-Fac was also an employee of Birds Eye Foods, reporting to the chief executive officer of Birds Eye Foods with respect to his duties for Birds Eye Foods, and to the Pro-Fac Board of Directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement were employees of Birds Eye Foods and reported to the chief executive officer (or other representatives) of Birds Eye Foods. Stephen R. Wright, who was the General Manager and Secretary of Pro-Fac during fiscal year 2004, was employed by Birds Eye Foods through August 19, 2004 serving as executive vice president - investor relations of Birds Eye Foods. As an employee of Birds Eye Foods, Mr. Wright's salary was paid by Birds Eye Foods. Effective August 19, 2004, Mr. Wright and two other individuals previously employed by Birds Eye Foods and providing services to Pro-Fac under the Transitional Agreement became employees of Pro-Fac.

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

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which Birds Eye Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount or (ii) a defined target percentage of Birds Eye Foods' needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages are set based on Birds Eye Food's anticipated raw product needs for the particular crop year. The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20 million over the term of the agreement.

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

NOTE 4. INVESTMENT IN JOINT VENTURE

On July 1, 1997, Birds Eye Foods and Flanagan Brothers, Inc. of Bear Creek, Wisconsin contributed all their assets involved in sauerkraut production to form a new sauerkraut company. This new company, Great Lakes Kraut Company, LLC ("GLK"), operated as a New York limited liability company with ownership and earnings divided equally between the two companies. Birds Eye Foods provided working capital loans to the GLK within limitations imposed under debt agreements. The joint venture was accounted for using the equity method of accounting. Summarized financial information of GLK is as follows as of and for the fiscal year ended June 29, 2002:

Condensed Statement of Earnings
(Dollars in Thousands)

Net sales                     $36,324
Gross profit                  $ 5,008
Operating income              $ 3,465
Net income                    $ 4,914

Birds Eye Foods reached an agreement with Flanagan Brothers resulting in a transfer of the operating business of GLK to a newly-formed subsidiary of Flanagan Brothers, effective March 2, 2003. Pro-Fac continues to guarantee certain debt as a result of this transaction (See "Note 11. Other Matters - Guarantees and Indemnifications" under these "Notes to Consolidated Financial Statements.")

NOTE 5. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Birds Eye Foods was exposed to changes in foreign currency exchange rates, certain commodity prices, and interest rates, which could have adversely affected its results of operations and financial position.

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

NOTE 6. LONG-TERM DEBT

The following is a summary of long-term debt outstanding:

(Dollars in Thousands)

                                                            June 26,   June 28,
                                                              2004       2003
                                                            --------   --------
Credit facility with Birds Eye Foods, Inc.                   $1,000     $  700
Line of credit Manufacturers and Traders Trust Company            0        500
                                                             ------     ------
Total debt                                                    1,000      1,200
Less current portion                                              0          0
                                                             ------     ------
Total long-term debt                                         $1,000     $1,200
                                                             ======     ======

Credit Agreement: Birds Eye Foods and Pro-Fac have entered into a credit agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10% per annum. Amounts borrowed and interest are required to be paid only upon sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holding LLC or one or more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. As of June 26, 2004 and June 28, 2003, there was an outstanding principal amount of $1.0 million and $0.7 million, respectively, under the Credit Facility.

Line of Credit : The Cooperative may borrow up to $2.0 million under the terms of a line of credit (the "M&T Line of Credit") from Manufacturers and Traders Trust Company ("M&T Bank"). As of June 26, 2004 and June 28, 2003, $0.0 million and $0.5 million, respectively, was outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at .75 basis points above the prime rate (prime rate was 4.25% at June 26, 2004) in effect on the day proceeds are disbursed, as announced by M&T Bank, as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The first required paydown date was July 15, 2004. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. However, the collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

Fair Value: The estimated fair value of Pro-Fac's long-term debt outstanding was approximately $1.0 million and $1.2 million at June 26, 2004 and June 28, 2003, respectively. The fair value for long-term debt was estimated using either quoted market prices for the same or similar issues or the current rates offered to Pro-Fac for debt with similar maturities.

NOTE 7. INCOME TAXES

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

(Dollars in Thousands)

                                                             Fiscal Years Ended
                                                            -------------------
                                                            June 28,   June 29,
                                                              2003       2002
                                                            --------   --------
Federal -
   Current                                                   $(2,331)   $(1,547)
   Deferred                                                    2,253     28,741
                                                             -------    -------
                                                                 (78)    27,194
                                                             -------    -------
State and foreign -
   Current                                                      (389)    (1,825)
   Deferred                                                      408      3,192
                                                             -------    -------
                                                                  19      1,367
                                                             -------    -------
Tax (provision)/benefit                                      $   (59)   $28,561
                                                             =======    =======

A reconciliation of the consolidated effective tax rate to the amount computed by applying the federal income tax rate to income before taxes is as follows:

                                                                   Fiscal Years Ended
                                                                   -------------------
                                                                   June 28,   June 29,
                                                                     2003       2002
                                                                   --------   --------
Statutory federal rate                                               35.0%      35.0%
State and foreign income taxes, net of federal income tax effect     (0.2)       1.0
Dividend paid deduction                                             (34.4)       0.0
Allocation to members                                                 0.0        2.0
Goodwill and other intangible assets                                  0.0      (17.4)
Meals and entertainment                                               0.1       (0.1)
Other, net                                                            0.2       (0.8)
                                                                    -----       ----
Effective Tax Rate                                                    0.7%      19.7%
                                                                    =====       ====

NOTE 8. PENSIONS, PROFIT SHARING, AND OTHER EMPLOYEE BENEFITS

Prior to August 19, 2002, the results of the Cooperative were consolidated with its then wholly-owned subsidiary, Birds Eye Foods. As of June 26, 2004, the Cooperative had no employees.

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

Birds Eye Foods amended its Master Salaried Retirement Plan to freeze benefit accruals effective September 28, 2001. Participants who, on that date, were actively employed and who had attained age 40, completed 5 years of vesting service, and whose sum of age and vesting services was 50 or more, were grandfathered. Grandfathered participants are entitled to continue to earn benefit service in accordance with the provisions of the plan with respect to periods of employment after September 28, 2001 but in no event beyond September 28, 2006. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," these benefit changes resulted in the recognition of a $2.5 million net curtailment gain for the year ended June 29, 2002.

Birds Eye Foods also participated in several union sponsored pension plans. It was not possible to determine Birds Eye Foods' relative share of the accumulated benefit obligations or net assets for these plans. Contributions to these plans were paid when incurred and billed by the sponsoring union or plan.

Net periodic benefit cost in fiscal year 2002 is comprised of the following:

Components of net periodic benefit cost:
   Service cost                                                       $  4,227
   Interest cost                                                         7,604
   Expected return on plan assets                                       (8,931)
   Amortization of prior service cost                                      124
   Amortization of gain                                                   (609)
                                                                      --------
Net periodic benefit cost - Company plans                                2,415
Net periodic benefit cost - union plans                                    841
                                                                      --------
Total periodic benefit cost                                              3,256
Gain from pension curtailment, net                                      (2,472)
                                                                      --------
Total pension cost                                                    $    784
                                                                      ========
Weighted-average assumptions:
   Discount rate                                                           7.4%
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

Birds Eye Foods maintained an Excess Benefit Retirement Plan which served to provide employees with the same retirement benefit they would have received from Birds Eye Foods' retirement plan under the career average base pay formula, but for changes required under the 1986 Tax Reform Act and the compensation limitation under Section 401(a)(17) of the Internal Revenue Code having been revised in the 1992 Omnibus Budget Reform Act. This plan was amended to freeze benefit accruals effective September 28, 2001. Participants who, on that date, were actively employed and who had attained age 40, completed five years of vesting service, and whose sum of age and vesting services was 50 or more, were grandfathered. Grandfathered participants were entitled to continue to earn benefit service in accordance with the provisions of the plan with respect to periods of employment after September 28, 2001 but in no event beyond September 28, 2006.

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

Net periodic benefit cost in fiscal 2002 is comprised of the following:

Components of net periodic benefit cost:
   Service cost                                             $ 126
   Interest cost                                              492
   Amortization of prior service cost                        (141)
   Amortization of loss                                       201
                                                            -----
   Net periodic benefit cost                                $ 678
                                                            =====
Weighted-average assumptions:
   Discount rate                                              7.4%
   Expected return on plan assets                             N/A
   Rate of compensation increase                              3.8%

Birds Eye Foods 401(k) Plan: Under the Birds Eye Foods 401(k) Plan ("401(k)"), Birds Eye Foods made matching contributions to the plan for the benefit of employees who elected to defer a portion of their salary into the plan. During fiscal 2002, the Cooperative allocated approximately $1.3 million in the form of matching contributions to the plan.

In addition, Birds Eye Foods also maintained a Non- Qualified 401(k) Plan in which the Cooperative allocated matching contributions for the benefit of "highly compensated employees" as defined under Section 414(q) of the Internal Revenue Code. Birds Eye Foods allocated $0.3 million during fiscal 2002 in the form of matching contributions to this plan.

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

NOTE 9. OPERATING SEGMENTS

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

The vegetable product line consisted of canned and frozen vegetables, chili beans, and various other products. Branded products within the vegetable category included Birds Eye, Birds Eye Voila!, Birds Eye Simply Grillin', Birds Eye Hearty Spoonfuls, Freshlike, Veg-All, McKenzies, and Brooks Chili Beans. The fruit product line consisted of canned and frozen fruits including fruit fillings and toppings. Branded products within the fruit category included Comstock and Wilderness. The snack product line consisted of potato chips, popcorn and other corn-based snack items. Branded products within the snacks category included Tim's Cascade Chips, Snyder of Berlin, Husman, La Restaurante, Erin's, Beehive, Pops-Rite, Super Pop, and Flavor Destinations. The canned meal product line included canned meat products such as chilies, stew, and soups, and various other ready-to-eat prepared meals. Branded products within the canned meals category included Nalley. Other product lines primarily represented salad dressings. Branded products within the "other category" included Bernstein's and Nalley.

The following table illustrates Birds Eye Foods' operating segment information for the year ended June 29, 2002:

(Dollars in Millions)
Net Sales:
   Vegetables                                                          $  727.9
   Fruits                                                                 111.4
   Snacks                                                                  88.1
   Canned Meals                                                            46.0
   Other                                                                   37.1
                                                                       --------
       Total                                                           $1,010.5
                                                                       ========

Operating income:
   Vegetables                                                          $   67.2
   Fruits                                                                  17.8
   Snacks                                                                   6.6
   Canned Meals                                                             5.2
   Other                                                                    3.5
                                                                       --------
         Total                                                            100.3
Gain from pension curtailment                                               2.4
Restructuring expense                                                      (2.6)
Goodwill impairment charge                                               (179.0)
                                                                       --------
Total consolidated operating (loss)/income                                (78.9)
Interest expense                                                          (66.4)
                                                                       --------
Pretax (loss)/income before dividends and allocation of
   net proceeds                                                        $ (145.3)
                                                                       ========

Total Assets:
   Vegetables                                                          $  649.2
   Fruits                                                                  74.8
   Snacks                                                                  40.5
   Canned Meals                                                            25.6
   Other                                                                   42.2
   Assets held for sale                                                     3.9
                                                                       --------
       Total                                                           $  836.2
                                                                       ========

Depreciation expense:
   Vegetables                                                          $   22.8
   Fruits                                                                   3.9
   Snacks                                                                   2.2
   Canned Meals                                                             1.0
   Other                                                                    1.0
                                                                       --------
     Total                                                             $   30.9
                                                                       ========

Amortization Expense:
   Vegetables                                                          $    0.9
   Snacks                                                                   0.2
                                                                       --------
       Total                                                           $    1.1
                                                                       ========

(Dollars in Millions)

Capital expenditures:
   Vegetables           $12.6
   Fruits                 1.3
   Snacks                 0.7
   Canned Meals           0.3
   Other                  0.1
                        -----
                        $15.0
                        =====

NOTE 10. COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative's shares authorized, issued, and outstanding at June 26, 2004 and June 28, 2003.

                                                                    Shares Issued and Outstanding
                                                                          Fiscal Years Ended
                                                Par      Shares     -----------------------------
                                               Value   Authorized   June 26, 2004   June 28, 2003
                                              ------   ----------   -------------   -------------
Common Stock                                  $ 5.00    5,000,000     1,833,738       1,927,226
Non-Cumulative Preferred Stock                $25.00    5,000,000        28,297          29,328
Class A Cumulative Preferred Stock            $ 1.00   10,000,000     4,789,575       4,604,139
Class B Cumulative Preferred Stock            $ 1.00    9,500,000             0               0
Class C Cumulative Preferred Stock            $ 1.00   10,000,000             0               0
Class D Cumulative Preferred Stock            $ 1.00   10,000,000             0               0
Class E Cumulative Preferred Stock            $ 1.00   10,000,000             0               0
Class B, Series I 10% Cumulative Redeemable
   Preferred Stock                            $ 1.00      500,000        10,768          12,109

Common Stock: The common stock purchased by members is related to the crop delivery of each member. Regardless of the number of shares held, each member has one vote. As of June 26, 2004, there were 522 holders of Pro-Fac common stock. Common stock may be transferred to another grower only with the approval of the Pro-Fac Board of Directors. If a member ceases to be a producer of agricultural products which is marketed through the Cooperative, then it must sell its common stock to another grower that is acceptable to the Cooperative. If no such grower is available to purchase the stock, then the member must sell its common stock to the Cooperative at par value. There is no established public trading market for the common stock of the Cooperative.

The Class B common stock had been held by former Pro-Fac members. At June 30, 2001, the Cooperative had 723,229 shares of Class B common stock issued and outstanding and 153 holders of such shares. On July 19, 2001, Pro-Fac repurchased its Class B Common Stock and special membership interests. In March 2002, the Cooperative amended and restated its certificate of incorporation to eliminate its Class B common stock. No dividends were paid on Class B common stock in fiscal 2002.

In fiscal 2004, 2003, and 2002, cash dividends paid on common stock were $0, $509,638, and $564,369, respectively.

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

On August 23, 1995, the Cooperative commenced an offer to exchange one share of its Class A cumulative preferred stock (liquidation preference $25 per share) for each share of its existing non-cumulative preferred stock (liquidation preference $25 per share). Pro-Fac's Class A cumulative preferred stock is listed under the symbol PFACP on the Nasdaq National Market system. As of June 26, 2004, the number of Class A cumulative preferred stock record holders was 1,770.

The Class B, Series I, 10 percent cumulative redeemable preferred stock (the "Class B Stock") was issued to Birds Eye Foods' employees pursuant to an Employee Stock Purchase Plan which has been terminated. Historically, at least once a year, Pro-Fac plans to offer to repurchase at least 5 percent of the outstanding shares of Class B Stock. Shares are repurchased for cash at $10 per share plus all accrued and unpaid dividends, the stated redemption price.

The dividend rates for the preferred stock outstanding are as follows:

Non-Cumulative Preferred Stock                        $1.50 per share paid annually at the discretion of the Board.

Class A Cumulative Preferred Stock                    $1.72 per share annually, paid in four quarterly installments of $.43 per share.

Class B, Series I, 10 Percent Cumulative Redeemable
Preferred Stock                                       $1.00 per share paid annually.

Subsequent to June 26, 2004, the Cooperative declared a cash dividend of $1.50 per share on the Non-cumulative Preferred Stock and $.43 per share on the Class A Cumulative Preferred Stock. These dividends amounted to approximately $2.0 million and were paid in July 2004.

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

When, as and if determined by the Board of Directors, retains convert into shares of Class A cumulative preferred stock. The Board of Directors, however, has tentatively decided that conversion of matured retains into Class A cumulative preferred stock, will not be considered by the Board of Directors as a possible treatment of the retains issued for fiscal year 2002 and any retains issued thereafter. This decision will not impact retains issued for years prior to fiscal 2002.

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

NOTE 11. OTHER MATTERS

Legal Matters: The Cooperative is party to various legal proceedings from time to time in the normal course of its business. In the opinion of management, any liability that might be incurred upon the resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Cooperative's business, financial condition, and results of operations. Further, no such proceedings are known to be contemplated by any governmental authorities. The Cooperative maintains general liability insurance coverage in amounts deemed to be adequate by the Board of Directors.

Guarantees and Indemnifications: Pro-Fac is a guarantor, under an Indenture dated November 18, 1998, between Birds Eye Foods, the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc., as trustee, which Indenture was amended by a First Supplemental Indenture dated July 22, 2002, among Birds Eye Foods, the Guarantors named therein and The Bank of New York (as successor trustee to IBJ Schroder Bank & Trust Company), as trustee, and as further amended by a Second Supplemental Indenture dated March 1, 2003, of Birds Eye Foods' obligations under its 11 7/8 percent Senior Subordinated Notes issued by Birds Eye Foods in fiscal 1999 in the original aggregate principal amount of $200.0 million. On November 24, 2003, Birds Eye Foods repaid $150.0 million of these notes. The principal amount is due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semi-annually in arrears on May 1 and November 1. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the 11 7/8 percent Senior Subordinated Notes, including the payment in full when due of all principal and interest on the 11 7/8 percent Senior Subordinated Notes at maturity or otherwise and, in the event of any extension of time of payment or renewal of any of the 11 7/8 percent Senior Subordinated Notes, that the Notes will be promptly paid in full when due pursuant to the terms of any such extension or renewal. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the 11 7/8 percent Senior Subordinated Notes. As of June 26, 2004, the outstanding loan amount, including accrued interest, was $51.4 million.

As partial consideration for the acquisition in fiscal 1999 of the frozen and canned vegetable business of Dean Foods Company, Birds Eye Foods issued to Dean Foods a Subordinated Promissory Note for $30 million aggregate principal amount due November 22, 2008. The Subordinated Promissory Note is currently owned by GLK, LLC, a New York limited liability company, whose members are Birds Eye Foods and GLK Holdings, Inc., which is a wholly owned subsidiary of Birds Eye Foods. Pro-Fac guarantees Birds Eye Foods' obligations under that Note. Interest on the Subordinated Promissory Note accrues quarterly in arrears, commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accruing through November 22, 2003 is required to be paid in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Birds Eye Foods satisfied this requirement through the issuance of additional promissory notes. Interest accruing after November 22, 2003 is payable in cash. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the Subordinated Promissory Note, including the payment in full when due of all principal and interest on the Note. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the Note. As of June 26, 2004, the outstanding loan amount subject to the Cooperative's guarantee included principal of $30.0 million and interest of $8.8 million.

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

Rent commitment: Pro-Fac has agreed to rent office space from Birds Eye Foods commencing August 19, 2004 at an annual rent of approximately $12,600 (approximately $1,050 per month).

Prior to August 19, 2002, Birds Eye Foods leased certain assets. Rent expense was approximately $11.9 million for fiscal 2002.

Related party transaction: Substantially all purchases are from member-growers of the Cooperative. For fiscal years 2004, 2003 and 2002, approximately 75%, 98% and 100%, respectively, of all crops purchased by Pro-Fac from its members were sold to its equity investee, Birds Eye Foods.

NOTE 12. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the fiscal years ended June 26, 2004 and June 28, 2003 appears in the following table.

In the opinion of management, all adjustments necessary for a fair presentation of the unaudited quarterly data have been made.

(Dollars in Thousands Except Per Share)

                                                            Quarters
                                         ----------------------------------------------
Fiscal 2004                                 1        2        3        4     Total Year
                                         ------   ------   ------   ------   ----------
Net sales                                $    0   $    0   $    0   $    0     $    0
Gross profit                             $    0   $    0   $    0   $    0     $    0
Pretax income before dividends,
   and allocation of net proceeds        $1,859   $3,514   $1,712   $2,019     $9,104
Net income                               $1,859   $3,514   $1,712   $2,019     $9,104

                                                              Quarters
                                         -------------------------------------------------
Fiscal 2003                                  1        2         3        4      Total Year
                                         --------   ------   ------   -------   ----------
Net sales                                $103,726   $    0   $    0   $     0    $103,726
Gross profit                             $ 23,082   $    0   $    0   $     0    $ 23,082
Pretax income/(loss) before dividends,
   and allocation of net proceeds        $  6,234   $3,164   $  937   $(2,286)   $  8,049
Net income/(loss)                        $  5,316   $2,487   $1,354   $(1,167)   $  7,990

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Pro-Fac's Principal Executive and Principal Financial Officer concluded that Pro-Fac's disclosure controls and procedures as of June 26, 2004 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

ITEM 9B. OTHER INFORMATION

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information about the individuals that currently serve as directors and executive officers of Pro-Fac.

                       MANAGEMENT AND DIRECTORS OF PRO-FAC

                                  Date
             Name               of Birth                   Positions
-----------------------------   --------   -----------------------------------------
Bruce R. Fox                      1947     Director
Steven D. Koinzan                 1948     Director and Treasurer
Charles R. Altemus                1931     Director
Stephen R. Wright                 1947     General Manager, Chief Executive Officer,
                                           Chief Financial Officer and Secretary
Dale W. Burmeister                1940     Director
Peter R. Call                     1956     Director and President
Glen Lee Chase                    1937     Director
Kenneth A. Dahlstedt              1954     Director
Robert DeBadts                    1957     Director
Kenneth A. Mattingly              1948     Director
Allan W. Overhiser                1960     Director and Vice President
Paul E. Roe                       1939     Director
Darell Sarff                      1949     Director
James A. Pierson*                 1937     Director
Cornelius D. Harrington, Jr.*     1927     Director
Frank M. Stotz*                   1930     Director

* Members of Pro-Fac's Audit Committee, which is a separately-designated standing Audit Committee established by and among Pro-Fac's Board of Directors for the purposes of, among other duties, overseeing the accounting and financial reporting processes of Pro-Fac and audits of Pro-Fac's financial statements. The charter of the Audit Committee is available on the Cooperative's Investor Relations website www.profaccoop.com/about/Profac/investor. Mr. Harrington is the Chairman of the Audit Committee. The Board of Directors has determined that Messrs. Pierson, Harrington and Stotz each qualify as an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K and that each of the members of the Audit Committee satisfies the independence standards in
Section 4200(a)(15) of the NASD listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Bruce R. Fox has been a Director of Pro-Fac since 1974. He was Treasurer of Pro-Fac from 1984 until March 27, 1995, when he was elected President. He served as President of Pro-Fac until March, 2004. Mr. Fox also served as a Director of Birds Eye Foods from 1994 to May 2004; serving as Vice Chairman from 2000 to 2002. He has been a member of Pro-Fac since 1974. Mr. Fox is a fruit and vegetable grower (N.J. Fox & Sons, Inc. and AEBIG Apple LLC, Shelby, MI).

Steven D. Koinzan has been a Director of Pro-Fac since 1982. He was Secretary of Pro-Fac from March 1993 until March 1995, Treasurer from March 1995 until 2000 and Vice-President from 2000 until March, 2004. Mr. Koinzan was, again, elected to serve as Treasuer of Pro-Fac in March 2004. From 1994 to August 29, 2002, Mr. Koinzan served as a director of Birds Eye Foods; serving as Vice Chairman from 2001 to 2002. He has been a member of Pro-Fac since 1979. Mr. Koinzan is a popcorn, field corn and soybean farmer (Koinzan Farms; Norden, Nebraska).

Stephen R. Wright has been the General Manager of Pro-Fac since March 1995 and was elected as Secretary in June 1999. He became Chief Executive Officer and Chief Financial Officer of Pro-Fac on August 19, 2004. Mr. Wright previously served as Assistant General Manager. Mr. Wright also served as Executive Vice President - Investor Relations of Birds Eye Foods from November 6, 1996 to August 19, 2004. He was Secretary of Birds Eye Foods from March 2000 to August 2002. He was Senior Vice President - Procurement of Birds Eye Foods from November 1994 to November 1996 and Vice President - Procurement for Birds Eye Foods from 1990 to November 1994, having served as Director of Commodities and Administration Services for Birds Eye Foods from 1988 to 1990.

Charles R. Altemus has been a Director of Pro-Fac since March 2004. He has been a member of Pro-Fac since 1978. Mr. Altemus is a potato grower (Altemus Farms; Penn Run, Pennsylvania).

Dale W. Burmeister has been a Director of Pro-Fac since 1992 and a member of Pro-Fac since 1974. Mr. Burmeister is a fruit and vegetable grower (Lakeshore Farms, Inc.; Shelby, Michigan).

Peter R. Call has been a Director of Pro-Fac since February 2000. He has been a member of Pro-Fac since 1979. He was elected to serve as President of Pro-Fac in March 2004. Mr. Call also serves as a Director of Birds Eye Foods and has served in this capacity since August 29, 2002. Mr. Call is a vegetable and grain farmer (My-T Acres, Inc. and Call Farms, Inc., Batavia, New York).

Glen Lee Chase has been a Director of Pro-Fac since 1989 and a member of Pro-Fac since 1984. Mr. Chase is a peanut, poultry, grain and vegetable farmer (Chase Farms Inc.; Oglethorpe, Georgia). Mr. Chase has advised the Board of Directors that he does not intend to stand for re-election after his term expires in March 2005.

Kenneth A. Dahlstedt has been a Director of Pro-Fac since February 1998 and has been a member of Pro-Fac since 1983. Mr. Dahlstedt is a vegetable grower (Ag. Pro, Inc.; Mount Vernon, WA).

Robert DeBadts has been a Director of Pro-Fac since January 1997 and has been a member of Pro-Fac since 1978. Mr. DeBadts is a fruit grower (Lake Breeze Fruit Farms, Inc.; Sodus, New York).

Kenneth A. Mattingly has been a Director of Pro-Fac since 1993 and a member of Pro-Fac since 1978. Mr. Mattingly is a vegetable and grain farmer (M-B Farms Inc.; LeRoy, New York).

Allan W. Overhiser has been a Director of Pro-Fac since March 1994, a Vice President since March, 2004 and a member of Pro-Fac since 1984. Mr. Overhiser also serves as a Director of Birds Eye Foods and has served in this capacity since May, 2004. Mr. Overhiser is a fruit farmer (A.W. Overhiser Orchards; South Haven, Michigan).

Paul E. Roe has been a Director of Pro-Fac since 1986 and a member of Pro-Fac since 1961. From 2000 to August 19, 2002, Mr. Roe served as a Director of Birds Eye Foods. Mr. Roe is a vegetable, grain and dry bean farmer (Roe Acres, Inc.; Bellona, New York).

Darell Sarff has been a Director of Pro-Fac since February 1997 and has been a member of Pro-Fac since 1988. Mr. Sarff is a grain and vegetable farmer (Sarff Farms; Chandlerville, Illinois).

James A. Pierson has been a Director of Pro-Fac since August 2002. Mr. Pierson also served as Director of Birds Eye Foods from 2001 to August 19, 2002. Mr. Pierson retired in 2001 from his position as President and Chief Operating Officer of CoBank. He held various positions at Farm Credit Banks of Springfield, Massachusetts between 1975 and 1994, including President and Chief Executive Officer from 1987 to 1994. He has served as a Director of the Farm Credit System Funding Corporation and the National Council of Farmer Cooperatives.

Cornelius D. Harrington Jr., has been a Director of Pro-Fac since August 2002. Mr. Harrington also served as Director of Birds Eye Foods from 1999 to August 19, 2002. Prior to his retirement, he was President of the Bank of New England-West in Springfield, MA a predecessor to the Bank of New England-West from 1978 to December 1990. He was Chief Executive Officer of the Bank of New England-West from 1984 to December 1990. Until 1987, he served as Chairman of the Board of Directors of BayState Medical Center in Springfield, Massachusetts. He is a former Director of the Farm Credit Bank of Springfield.

Frank M. Stotz has been a Director of Pro-Fac since August 2002. Mr. Stotz also served as Director of Birds Eye Foods from 1994 to August 19, 2002.
Mr. Stotz retired in 1994 from his position as Senior Vice President - Finance of Bausch & Lomb Incorporated. Before joining Bausch & Lomb in that capacity in 1991, Mr. Stotz was a partner for 25 years with Price Waterhouse (now PricewaterhouseCoopers LLP).

Term of Office: Pro-Fac's Board of Directors is currently divided into three classes, with the classes of directors serving for staggered three-year terms that expire in successive years. Except for those directors serving on Pro-Fac's Audit Committee, approximately one-third of the directors are elected annually by the members. Those directors serving on Pro-Fac's Audit Committee are appointed by Pro-Fac's Board of Directors. Officers of Pro-Fac are elected for one-year terms.

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

Based upon review of the copies of such reports and written representations that no other reports were required, Pro-Fac believes that during the fiscal year ended June 26, 2004, all filing requirements under Section 16(a) applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

Code of Ethics: The Board of Directors has adopted the "Pro-Fac Cooperative, Inc. Principal Executive Officer/Senior Financial Officer Code of Ethics" that applies to the Company's principal executive officer and principal financial officer. A copy of the Code of Ethics is available at the Cooperative's Investor Information website - "About Pro-Fac" (www.profaccoop.com/aboutProfac/Investor). The Cooperative intends to post amendments to or waivers from the Code of Ethics for its principal executive officer and its principal financial officer at this location on its website.

Involvement in Certain Legal Proceedings: Mr. Stephen Wright was previously an executive officer of PF Acquisition II, Inc. a former subsidiary of Pro-Fac. On June 27, 2001, PF Acquisition II, Inc. filed a petition under the federal bankruptcy laws.

ITEM 11. EXECUTIVE COMPENSATION

During fiscal 2004, Pro-Fac did not have any executive officers who were employees of Pro-Fac. Mr. Stephen Wright served as Pro-Fac's General Manager and Secretary under the Transitional Services Agreement during fiscal 2004 and during fiscal 2003 for the period commencing August 19, 2002, the Closing Date. During this time, Mr. Wright was a full time employee of Birds Eye Foods and his compensation was paid by Birds Eye Foods under the terms of the Transitional Services Agreement. Prior to August 19, 2002 and for fiscal 2002, Mr. Wright allocated his time and responsibilities between Pro-Fac and Birds Eye Foods pursuant to the Marketing and Facilitation Agreement. The Transitional Services Agreement terminated, by its terms, on August 19, 2004.

The following table sets forth information concerning the compensation paid for each of the fiscal years ended June 26, 2004, June 28, 2003 and June 29, 2002 to Stephen R. Wright, Pro-Fac's "Named Executive Officer" during fiscal 2004.

Executive Compensation
Summary Compensation Table (1)

                                                Annual
                                           Compensation (3)         401(k)
                                          -------------------      Matching
Name and Principal Position        Year    Salary    Bonus(4)   Contributions
---------------------------        ----   --------   --------   -------------
Stephen R. Wright (2)              2004   $234,000    $19,000      $7,532
                                   2003   $234,000    $60,000      $6,962
   General Manager and Secretary   2002   $225,000    $     0      $6,534
   of Pro-Fac

(1) As is indicated above, Pro-Fac had no executive officers who were employees of Pro-Fac during fiscal 2004. All compensation described above was paid to Stephen R. Wright by Birds Eye Foods.

(2) Stephen Wright remained an employee of Birds Eye Foods and rendered services to Pro-Fac pursuant to the Transitional Services Agreement until August 19, 2004. Effective August 19, 2004, Mr. Wright became an employee of Pro-Fac.

(3) In accordance with the rules of the Securities and Exchange Commission, the compensation described in this table does not include group life, health and medical insurance or other benefits received by Stephen Wright that are available generally to all salaried employees of Birds Eye Foods, and, except as expressly noted, certain perquisites and other personal benefits, securities or property received by Stephen Wright that do not exceed (in the aggregate) the lesser of $50,000 or 10% of Mr. Wright's total salary and bonus disclosed in this table.

(4) Pursuant to the Birds Eye Foods Management Incentive Plan (the "Incentive Plan"), additional compensation is paid if justified by the activities of the officers and employees eligible under the Management Incentive Plan and by the earnings of Birds Eye Foods.

Directors' Compensation: During fiscal 2004, Pro-Fac Directors were each paid an annual retainer. Messrs. Burmeister, Call, Chase, Dahlstedt, Debadts, Koinzan, Mattingly, Overhiser, Roe and Sarff were paid an annual retainer of $8,000. Mr. Fox, who also served as Chairman of the Board of Directors of Pro-Fac until March 2004, was paid an annual retainer of $12,000. All non-member-grower directors of Pro-Fac, Messrs. Harrington, Pierson and Stotz, received an annual retainer of $20,000. Directors are not paid additional compensation for serving on a standing committee of the Board of Directors or for their participation in special assignments in their capacity as directors. All directors receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of the Board.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements: Pursuant to an employment agreement entered into on July 30, 2004, beginning August 19, 2004, Mr. Wright is employed as the General Manager, Chief Executive Officer and Chief Financial Officer of Pro-Fac, reporting to Pro-Fac's Board of Directors. The agreement has a term of two years until (and including) August 19, 2006 and provides for an annualized salary of $125,000 for Mr. Wright's first year of employment and $130,000 for Mr. Wright's second year of employment. Mr. Wright is entitled to participate in employee benefits and perquisites generally made available to employees of Pro-Fac. Pro-Fac has also agreed to maintain a 401(k) plan (or similar arrangement) pursuant to which Pro-Fac will contribute up to 3% of Mr. Wright's earned compensation, to provide Mr. Wright with term life insurance, short-term and long-term disability insurance, personal accident insurance and accidental death and dismemberment insurance.

Either Mr. Wright or Pro-Fac, subject to the rights and obligations set forth in the employment agreement, including proper notice, may terminate Mr. Wright's employment. Pro-Fac is obligated to pay Mr. Wright his salary plus benefits for the remainder of the agreement's term in the event Mr. Wright's employment is terminated for any reason other than "for cause" (as such term is defined in the employment agreement, other than, for death, disability, merger, consolidation, dissolution or cessation of business). Mr. Wright's employment agreement contains provisions relating to non-competition and non-solicitation of customers during the term of his employment and for a period of 12 months thereafter (except if Mr. Wright's employment is terminated without cause), and non-solicitation of Pro-Fac's employees for 12 months following termination of employment.

Compensation Committee Interlocks and Insider Participation: The members of the Cooperative's Compensation Committee of the Board of Directors during fiscal 2004 were: Mr. Steven Koinzan, Mr. Allan Overhiser, Mr. Kenneth Mattingly, Mr. James Pierson, Mr. Peter Call, beginning March 25, 2004, and, prior to his resignation on March 25, 2004, Mr. Bruce Fox.

Mr. Bruce Fox served as Pro-Fac's President until March 25, 2004. Mr. Fox also served as Pro-Fac's Treasurer from 1984 to 1995. Currently, Mr. Peter Call serves as the Cooperative's President, Mr. Overhiser serves as its Vice President and Mr. Koinzan serves as the Cooperative's Treasurer. Mr. Koinzan served as Pro-Fac's Secretary from 1993 to 1995 and as its Vice President from 2000 to March 2004. However, Messrs. Call, Overhiser and Koinzan do not serve (and have not served) as employee-officers of the Cooperative and Mr. Fox did not serve as an employee officer of Pro-Fac.

Mr. Koinzan, Mr. Overhiser, Mr. Mattingly, Mr. Call and Mr. Fox are member-growers of Pro-Fac. Accordingly, as member-growers of the Cooperative, during fiscal 2004 they received payments from Pro-Fac for crops delivered by them directly or indirectly through entities owned or controlled by them. During fiscal year 2004, the aggregate amount of payments received by Messrs. Koinzan, Overhiser, Mattingly, Call and Fox, directly or indirectly through entities owned or controlled by them, for their crops was approximately $459,000, $105,000, $618,000, $1,758,000 and $639,000, respectively.

No interlocking relationships exist between members of the Pro-Fac Board or Compensation Committee and the board of directors or compensation committee of another company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership, as of June 26, 2004, by (i) each person or entity (including any group) who is known by Pro-Fac to own beneficially more than 5 percent of Pro-Fac's common stock and (ii) each Pro-Fac director, each Named Executive Officer included in the Summary Compensation Table, and all directors and current executive officers as a group, as to each class of equity securities of Pro-Fac.

                                                                      Amount and Nature of     Percent of
             Name                            Title of Class          Beneficial Ownership(a)    Class(b)
-----------------------------------   ----------------------------   -----------------------   ----------
Charles R. Altemus                    Common                                  21,007              1.15%
                                      Class A Cumulative Preferred            14,424              0.30%

Dale W. Burmeister                    Common                                  11,770(c)           0.64%
                                      Class A Cumulative Preferred               657(c)           0.01%
                                      Class A Cumulative Preferred            10,729(c)           0.22%
                                      Class A Cumulative Preferred             1,110(u)           0.02%

Peter R. Call                         Common                                  40,536(d)           2.21%
                                      Class A Cumulative Preferred            27,177(d)           0.57%
                                      Class A Cumulative Preferred            14,194(e)           0.30%
                                      Class A Cumulative Preferred             5,361(f)           0.11%
                                      Class A Cumulative Preferred            10,146              0.21%
                                      Class A Cumulative Preferred             1,700(v)           0.04%
                                      Class A Cumulative Preferred               800(w)           0.02%

Glen Lee Chase                        Common                                   9,472(g)           0.52%
                                      Class A Cumulative Preferred             8,500(g)           0.18%

Kenneth A. Dahlstedt                  Common                                   7,375              0.40%
                                      Common                                   1,833(m)           0.10%
                                      Class A Cumulative Preferred               330              0.01%
                                      Class A Cumulative Preferred                48(m)           0.00%

Robert DeBadts                        Common                                  12,737(k)           0.69%
                                      Class A Cumulative Preferred            12,732(k)           0.27%
                                      Class A Cumulative Preferred               307(l)           0.01%

Bruce R. Fox                          Common                                  14,315(n)           0.78%
                                      Common                                     240(p)           0.01%
                                      Class A Cumulative Preferred             9,261(n)           0.19%
                                      Class A Cumulative Preferred             8,583(o)           0.18%
                                      Class A Cumulative Preferred             1,085              0.02%
                                      Class A Cumulative Preferred               955(t)           0.02%

Cornelius D. Harrington, Jr.          None

Steven D. Koinzan                     Common                                  11,184              0.61%
                                      Class A Cumulative Preferred             6,159              0.13%

Kenneth A. Mattingly                  Common                                  12,758(q)           0.70%
                                      Class A Cumulative Preferred            12,258(q)           0.26%

Allan W. Overhiser                    Common                                   3,258(r)           0.18%
                                      Class A Cumulative Preferred             2,130(r)           0.04%

James A. Pierson                      None

Paul E. Roe                           Common                                  22,945(s)           1.25%
                                      Class A Cumulative Preferred             8,453(s)           0.18%

Darell Sarff                          Common                                   2,616              0.14%

                                      Class A Cumulative Preferred             1,995              0.04%

Frank M. Stotz                        None

Stephen R. Wright                     Class A Cumulative Preferred             1,640              0.03%

All directors and current executive
   officers as a group (16)           Common                                 172,046              9.38%
                                      Class A Cumulative Preferred           160,734              3.36%

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

(o)  Record ownership by Kathleen Fox

(p)  Record ownership by AEBIG Apple LLC

(q)  Record ownership by M-B Farms, Inc.

(r)  Record ownership by A.W. Overhiser Orchards

(s)  Record ownership by Roe Acres, Inc.

(t)  Record ownership by Bruce Fox IRA

(u)  Record ownership by the Judith K. Burmeister Trust

(v)  Record ownership by Julie Call

(w)  Record ownership by Casey Call, minor child of Peter R. Call

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Securityholders Agreement and Limited Liability Company Agreement: Stephen R. Wright, the General Manager and Secretary of Pro-Fac and Vice President of Birds Eye Foods, Pro-Fac and others are parties to the Securityholders Agreement and Limited Liability Company Agreement because of their ownership of common units of Holdings LLC. Both the Securityholders Agreement and the Limited Liability Company Agreement are described in this Report under the heading "Description of Business - General Development of Business" in Part I, Item 1, and such descriptions are incorporated into this Item 13. As indicated previously in this Report, in connection with the Transaction, certain officers of Birds Eye Foods, including Mr. Wright, entered into subscription agreements with Holdings LLC to acquire Class C common units and Class D common units of Holdings LLC. As of the date of filing this Report, Mr. Wright owned approximately 553 Class C common units, representing approximately 4.5 percent of the issued and outstanding Class C common units and approximately 379 Class D common units, representing approximately 2.8 percent of the Class D common units of Holdings LLC.

Mr. Bruce R. Fox served as director of both Pro-Fac and Birds Eye Foods until March, 2004. Mr. Allen W. Overhiser and Mr. Peter R. Call serve as directors of both Birds Eye Foods and Pro-Fac. Messrs. Overhiser and Call serve as the "Pro-Fac Directors" on Birds Eye Foods' Board of Directors pursuant to the Securityholders Agreement.

Transitional Services Agreement: Pursuant to the Transitional Services Agreement, which is described in this Report under the heading "Description of Business - General Development of Business" in Part I, Item 1., which description is incorporated into this Item 13, Birds Eye Foods agreed that during the term of the Transitional Services Agreement, to the extent Pro-Fac's General Manager is an employee of Birds Eye Foods, he will serve as such at the discretion of Pro-Fac's Board of Directors, and he will report to the chief executive officer of Birds Eye Foods, with respect to his duties for Birds Eye Foods, and to the Pro-Fac Board of Directors, with respect to his duties for Pro-Fac. During fiscal 2004, Mr. Wright served as the General Manager of Pro-Fac pursuant to the Transitional Services Agreement. Mr. Wright, however, was an employee of Birds Eye Foods and he was compensated by Birds Eye Foods. Pursuant to its terms, the Transitional Services Agreement terminated on August 19, 2004. Effective August 19, 2004, Mr. Wright became an employee of Pro-Fac.

Purchase of Crops by Pro-Fac: Pro-Fac members sell crops grown by them to Pro-Fac pursuant to general marketing agreements between Pro-Fac and its members. Pro-Fac, in turn, markets and sells its members' crops to food processors, including Birds Eye Foods. The Directors of Pro-Fac, other than James A. Pierson, Cornelius D. Harrington and Frank M. Stotz, are grower-members of Pro-Fac. Accordingly, during fiscal year 2004, as member-growers of the Cooperative, they received payments from Pro-Fac for crops delivered by them directly or indirectly through entities owned or controlled by them.

During fiscal 2004, the following directors, directly or indirectly through entities owned or controlled by them, received payments from Pro-Fac for their crops as follows:

(Dollars in Thousands)

                                  RELATIONSHIP          GROSS PURCHASES
        NAME                       TO PRO-FAC             FISCAL 2004
-----------------------   ---------------------------   ---------------
Charles R. Altemus.....   Director                           $  530
Dale W. Burmeister.....   Director                           $  397
Peter R. Call..........   Director and President             $1,758
Glen Lee Chase.........   Director                           $   45
Kenneth A. Dahlstedt...   Director                           $  331
Robert DeBadts.........   Director                           $  380
Bruce R. Fox...........   Director                           $  639
Steven D. Koinzan .....   Director and Treasuer              $  459
Kenneth A. Mattingly...   Director                           $  618
Allan W. Overhiser.....   Director and Vice President        $  105
Paul E. Roe ...........   Director                           $  364
Darell Sarff...........   Director                           $  134

DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by New York law and in accordance with the policy of that state, the Cooperative has obtained insurance from Cincinnati Insurance Companies insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative. This insurance has a term expiring on August 19, 2005, at an annual cost of approximately $70,000. Additionally, the Cooperative has obtained insurance from St. Paul Mercury Insurance Company and Great American Insurance Company, insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative for events occurring prior to August 19, 2002 where claims are submitted prior to August 19, 2008. This insurance has a term expiring on August 19, 2008, at a cost of approximately $463,000. As of the date of this Report, no sums have been paid to any officers or directors of the Cooperative under this indemnification insurance policies.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Auditor for Fiscal 2004 and 2003: The following table shows the aggregate fees billed for audit and other services provided by Deloitte & Touche LLP ("D&T") for fiscal years 2004 and 2003.

                       2004      2003
                     -------   -------
Audit Fees           $41,640   $25,680
Audit-Related Fees         0         0
Tax Fees                   0         0
All Other Fees             0         0
                     -------   -------
Total                $41,640   $25,680
                     =======   =======

Audit Fees: This category includes the audit of Pro-Fac's annual financial statements, review of financial statements included in Pro-Fac's Form 10-Q quarterly reports, and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees: This category consists of assurance and related services provided by Pro-Fac's independent auditors that are reasonably related to the performance of the audit or review of Pro-Fac's financial statements and are not reported above under "Audit Fees."

Tax Fees: This category consists of professional services rendered by Pro-Fac's independent auditors in connection with tax compliance, tax advice and tax planning activities.

All Other Fees: This category consists of fees for services and products provided to Pro-Fac by its independent auditors and not reported under "Audit Fees", "Audit-Related Fees" or "Tax Fees" above.

Audit Committee Pre-Approval Policy: The Audit Committee pre-approves all auditing services and permitted non-auditing services (including the fees and terms of such services).

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are included as part of this Report:

     1. Financial Statements. The following Financial Statements of Pro-Fac and Reports of Independent Registered Public Accounting Firms are included in Item 8:

                                                                            Page
                                                                            ----
Pro-Fac Cooperative, Inc. and Consolidated Subsidiary:
   Reports of Independent Registered Public Accounting Firms.............    24
   Consolidated Financial Statements:
      Consolidated Statements of Operations, Allocation of Net
         Income/(Loss), and Comprehensive Income (Loss) for the years
         ended June 26, 2004, June 28, 2003, and June 29, 2002...........    26
      Balance Sheets at June 26, 2004, and June 28, 2003.................    27
      Consolidated Statements of Cash Flows for the years ended June 26,
         2004, June 28, 2003, and June 29, 2002..........................    28
      Consolidated Statements of Changes in Shareholders' and Members'
         Capitalization and Redeemable Stock for the years ended June 26,
         2004, June 28, 2003, and June 29, 2002..........................    29
      Notes to Consolidated Financial Statements.........................    30

     2.   Financial Statement Schedules:

          SCHEDULE II: Valuation and Qualifying Accounts:

          Pro-Fac Cooperative, Inc.
          Valuation and Qualifying Accounts
          For the Three Fiscal Years Ended June 28, 2003

                                                               Fiscal Years Ended
                                                ---------------------------------------------
                                                June 26, 2004   June 28, 2003   June 29, 2002
                                                -------------   -------------   -------------
Allowance for doubtful accounts
   Balance at beginning of period                     $0        $    731,000     $   843,000
   Additions charged to expense                        0                   0         557,000
   Deductions                                          0                   0        (669,000)
   Deconsolidation with Birds Eye Foods, Inc.          0            (731,000)              0
                                                      --        ------------     -----------
   Balance at end of period                           $0        $          0     $   731,000
                                                      ==        ============     ===========

Inventory reserve
   Balance at beginning of period                     $0        $  6,927,000     $ 3,135,000
   Net change                                          0                   0       3,792,000
   Deconsolidation with Birds Eye Foods, Inc.          0          (6,927,000)              0
                                                      --        ------------     -----------
   Balance at end of period                           $0        $          0     $ 6,927,000
                                                      ==        ============     ===========

Tax valuation allowance*
   Balance at beginning of period                     $0        $ 14,540,000     $ 5,891,000
   Net change                                          0                   0       8,649,000
   Deconsolidation with Birds Eye Foods, Inc.          0         (14,540,000)              0
                                                      --        ------------     -----------
Balance at end of period                              $0        $          0     $14,540,000
                                                      ==        ============     ===========

          * See further discussion regarding tax matters in "NOTE 7. Income Taxes" under "Notes to Consolidated Financial Statements in Part II, Item 8 of this Report."

          Separate Financial Statements of Fifty-Percent or Less Owned Persons:
          Exhibit 99 to this Report, Birds Eye Holdings LLC consolidated financial statements for the year ended June 26, 2004 and the period from August 19, 2002 - June 28, 2003, is incorporated by reference into this Report as the "Separate Financial Statements of Fifty-Percent or Less Owned Persons", a Financial Statement schedule required as part of this Report.

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

   10.7 Amendment No. 1 to the Securityholders Agreement dated August 30, 2003 among Bird Eye Holdings, LLC, Pro-Fac Cooperative, Inc., Vestar/Birds
          Eye Holdings, LLC, and others (filed as Exhibit 10.7 to Pro-Fac's
          Annual Report on Form 10-K filed September 26, 2003 and incorporated herein by reference).

   10.8   Amended and Restated Limited Liability Company Agreement of Birds Eye
          Holdings LLC dated August 19, 2002 among Birds Eye Holdings LLC,
          Pro-Fac Cooperative, Inc., Vestar/Birds Eye Holdings LLC, and others
          (filed as Exhibit 99.8 to Pro-Fac's Current Report on Form 8-K filed
          September 3, 2002 and incorporated herein by reference).

   10.9   Amendment No. 1 to the Amended and Restated Limited Liability Company
          Agreement of Agrilink Holdings LLC. (filed as Exhibit 10.10 to
          Pro-Fac's Annual Report on Form 10-K filed September 26, 2003 and incorporated herein by reference).

  10.10   Amendment No. 2 to the Amended and Restated Limited Liability Company
          Agreement (filed herewith).

  10.11 Form of Management Unit Subscription Agreement (filed as Exhibit 99.1 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

* 10.12 Stephen R. Wright's Employment Agreement dated July 30, 2004 (filed herewith).

  31      Section 302 Certification of the Principal Executive Officer and
          Principal Financial Officer (filed herewith).

  32      Certification of Principal Executive Officer and Principal Financial
          Officer pursuant to 18 USC, Section 1350, as adopted pursuant to
          Section 906 (filed herewith).

  99 Birds Eye Holdings LLC consolidated financial statements for the year ended June 26, 2004 and the period from August 19, 2002 to June 28,
          2003 (filed herewith).

          *Management contracts or compensatory plans.

(b)  Reports on Form 8-K

     Form 8-K dated May 18, 2004 was (i) filed under Item 5, Other Events and Required FD Disclosure, to report the filing of Pro-Fac's Form 10-K/A (Amendment No. 1) for the fiscal year ended June 28, 2003, its Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended September 27, 2003, its Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended December 27, 2007 and its Form 10-Q for the fiscal quarter ended March 27, 2004 and (ii) furnished under Item 12, Results of Operations and Financial Condition, information about Pro-Fac's financial results for the third-quarter ended March 27, 2004.

     Form 8-K dated May 17, 2004 was furnished under Item 12, Results of Operations and Financial Condition, to report Pro-Fac's financial results for the third quarter ended March 27, 2004 and to furnish a copy of a press release reporting the same.

     Form 8-K dated April 12, 2004 was filed under Item 5, Other Events, to report Pro-Fac's discovery of certain errors in its accounting for its investment in Birds Eye Holdings LLC and Pro-Fac's intention to restate its 2003 annual financial statements for its fiscal year ended June 28, 2003 and its 2004 quarterly financial information for its fiscal quarters ended September 27, 2003 and December 27, 2003.

(c)  See Item 15(a)(3) above.

(d)  See Item 15(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PRO-FAC COOPERATIVE, INC.


Date: September 23, 2004           BY: /s/ Stephen R. Wright
                                       -----------------------------------------
                                           Stephen R. Wright
                                       General Manager, Chief Executive Officer,
                                       Chief Financial Officer and Secretary
                                       (Principal Executive Officer,
                                       Principal Financial Officer, and
                                       Principal Accounting Officer)

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

              SIGNATURE                                 TITLE                      Date
-------------------------------------   ------------------------------------   ------------------


/s/ Peter R. Call                       President and Director                 September 23, 2004
-------------------------------------
    (PETER R. CALL)


/s/ Allan W. Overhiser                  Vice President and Director            September 23, 2004
-------------------------------------
    (ALLAN W. OVERHISER)


/s/ Steven D. Koinzan                   Treasurer and Director                 September 23, 2004
-------------------------------------
    (STEVEN D. KOINZAN)


/s/ Bruce R. Fox                        Director                               September 23, 2004
-------------------------------------
    (BRUCE R. FOX)


/s/ Charles R. Altemus                  Director                               September 23, 2004
-------------------------------------
    (CHARLES R. ALTEMUS)


/s/ Dale W. Burmeister                  Director                               September 23, 2004
-------------------------------------
    (DALE W. BURMEISTER)


/s/ Glen Lee Chase                      Director                               September 23, 2004
-------------------------------------
    (GLEN LEE CHASE)


/s/ Kenneth A. Dahlstedt                Director                               September 23, 2004
-------------------------------------
    (KENNETH A. DAHLSTEDT)


/s/ Robert DeBadts                      Director                               September 23, 2004
-------------------------------------
    (ROBERT DeBADTS)


/s/ Cornelius D. Harrington, Jr.        Director                               September 23, 2004
-------------------------------------
    (CORNELIUS D. HARRINGTON, JR.)


/s/ Kenneth A. Mattingly                Director                               September 23, 2004
-------------------------------------
    (KENNETH A. MATTINGLY)


/s/ James R. Pierson                    Director                               September 23, 2004
-------------------------------------
    (JAMES R. PIERSON)


/s/ Paul E. Roe                         Director                               September 23, 2004
-------------------------------------
    (PAUL E. ROE)


/s/ Darell Sarff                        Director                               September 23, 2004
-------------------------------------
    (DARELL SARFF)


/s/ Frank M. Stotz                      Director                               September 23, 2004
-------------------------------------
    (FRANK M. STOTZ)


/s/ Stephen R. Wright                   General Manager, Chief Executive       September 23, 2004
-------------------------------------   Officer, Chief Financial Officer and
    (STEPHEN R. WRIGHT)                 Secretary (Principal Financial
                                        Officer and Principal Accounting
                                        Officer)