Form 10-Q
period 2004-09-25
PRO-FAC COOPERATIVE INC
filed 2004-11-08
CIK 202932

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

                For the quarterly period ended September 25, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to

                         Commission File Number 0-20539

                            PRO-FAC COOPERATIVE, INC.
             (Exact Name of Registrant as Specified in its Charter)

           New York                                         16-6036816
  (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                       Identification Number)

         350 Linden Place, PO Box 30682, Rochester, NY     14603-0682
            (Address of Principal Executive Offices)        (Zip Code)

        Registrant's Telephone Number, Including Area Code (585) 218-4210

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of November 8, 2004.

                            Common Stock - 1,833,738

================================================================================


                               Page 1 of 18 Pages

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Pro-Fac Cooperative, Inc.
Condensed Statements of Operations, Allocation of Net Income/(Loss) and Comprehensive Income/(Loss)
(Unaudited)

(Dollars in Thousands)

                                                                                                  Three Months Ended
                                                                                          ----------------------------------
                                                                                          September 25,        September 27,
                                                                                              2004                 2003
                                                                                              ----                 ----

Net sales                                                                                   $     0              $     0
Cost of sales                                                                                     0                    0
                                                                                            -------              -------
Gross profit                                                                                      0                    0
Equity in loss of Birds Eye Holdings LLC                                                     (2,622)                (621)
Gain from transaction with Birds Eye Foods, Inc. and related agreements                       2,380                2,491
Commercial market value adjustment                                                                0                  449
Selling, administrative, and general expense                                                   (305)                (258)
Legal matters and settlement expenses                                                           (36)                (194)
Other income                                                                                     51                    0
                                                                                            -------              -------
Operating income/(loss)                                                                        (532)               1,867
Interest income                                                                                  12                    3
Interest expense                                                                                (25)                 (11)
                                                                                            -------              -------
Net income/(loss)                                                                           $  (545)             $ 1,859
                                                                                            =======              =======


Allocations of net income/(loss):
   Net income/(loss)                                                                        $  (545)             $ 1,859
   Dividends on preferred stock                                                              (2,102)              (2,024)
                                                                                            -------              -------
   Net deficit                                                                               (2,647)                (165)
   Allocation to accumulated deficit                                                          2,647                  165
                                                                                            -------              -------
   Net income/(loss) available to members                                                   $     0              $     0
                                                                                            =======              =======



Net income/(loss)                                                                           $  (545)             $ 1,859
Other comprehensive income/(loss):
   Unrealized gain/(loss) on hedging activity of equity investee                                 59                 (211)
                                                                                            -------              -------
Comprehensive income/(loss)                                                                 $  (486)             $ 1,648
                                                                                            =======              =======










The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Balance Sheets
(Unaudited)

(Dollars in Thousands)

                                                            ASSETS
                                                                                         September 25,          June 26,
                                                                                              2004                2004
                                                                                              ----                ----
Current assets:
   Cash and cash equivalents                                                                $   2,288           $   3,394
   Accounts receivable, trade                                                                   2,740               1,343
   Accounts receivable from Birds Eye Foods, Inc.                                              16,657               7,783
   Current portion of Transitional Services receivable from Birds Eye Foods, Inc.                   0                  71
   Prepaid expenses and other current assets                                                       62                  10
                                                                                            ---------           ---------
         Total current assets                                                                  21,747              12,601
Fixed assets, net                                                                                  18                   0
Investment in Birds Eye Holdings LLC                                                           17,314              21,497
                                                                                            ---------           ---------
         Total assets                                                                       $  39,079           $  34,098
                                                                                            =========           =========

                                  LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
   Accounts payable                                                                         $      75           $     457
   Accrued interest                                                                                 6                  86
   Other accrued expenses                                                                          96                 833
   Amounts due members                                                                         20,845              12,077
                                                                                            ---------           ---------
         Total current liabilities                                                             21,022              13,453
Long-term debt                                                                                  1,000               1,000
                                                                                            ---------           ---------
         Total liabilities                                                                     22,022              14,453
                                                                                            ---------           ---------
Commitments and contingencies
Class B cumulative redeemable preferred stock, liquidation preference $10 per share; authorized - 500,000 shares; issued and
  outstanding 12,109 shares                                                                       108                 108
                                                                                            ---------           ---------
Common stock, par value $5, authorized - 5,000,000 shares; issued
  and outstanding 1,833,738 shares                                                              9,169               9,169
                                                                                            ---------           ---------


Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                       9,793               9,793
   Non-cumulative preferred stock, par value $25, authorized
     5,000,000 shares; issued and outstanding 28,297 shares                                       707                 707
   Class A cumulative preferred stock, liquidation preference
     $25 per share, authorized 10,000,000 shares; issued and
     outstanding 4,789,575 shares                                                             119,741             119,741
   Special membership interests                                                                21,733              21,733
   Accumulated deficit                                                                       (139,559)           (136,912)
Accumulated other comprehensive (loss)/income:
   Unrealized gain/(loss) on hedging activity of equity investee                                  148                  89
   Minimum pension liability adjustment of equity investee                                     (4,783)             (4,783)
                                                                                            ---------           ---------
         Total shareholders' and members' capitalization                                        7,780              10,368
                                                                                            ---------           ---------
         Total liabilities and shareholders' and members' capitalization                    $  39,079           $  34,098
                                                                                            =========           =========

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                                  Three Months Ended
                                                                                          ----------------------------------

                                                                                          September 25,        September 27,
                                                                                              2004                 2003
                                                                                              ----                 ----
Cash Flows from Operating Activities:
   Net income/(loss)                                                                        $   (545)            $ 1,859
   Adjustments to reconcile net income/(loss) to net cash used in operating activities:
     Amortization of transition service receivable                                                71                 132
     Depreciation                                                                                  1                   0
     Gain from transaction with Birds Eye Foods, Inc. and related agreements                  (2,380)             (2,491)
     Equity in loss of Birds Eye Holdings LLC                                                  2,622                 621
     Change in assets and liabilities:
       Accounts receivable                                                                   (10,271)                  0
       Accounts payable and other accrued expenses                                            (1,199)             (1,303)
       Amounts due members                                                                     8,768                 119
       Other assets and liabilities, net                                                         (52)                (69)
                                                                                            --------             -------
Net cash used in operating activities                                                         (2,985)             (1,132)
                                                                                            --------             -------


Cash Flows from Investing Activities:
   Proceeds from Termination Agreement with Birds Eye Foods, Inc.                              4,000               4,000
   Purchase of property, plant and equipment                                                     (19)                  0
   Proceeds from investment in CoBank                                                              0                  14
                                                                                            --------             -------
   Net cash provided by investing activities                                                   3,981               4,014
                                                                                            --------             -------

Cash Flows from Financing Activities:
   Payments on long-term debt                                                                      0                (200)
   Repurchases of common stock, net                                                                0                 (41)
   Cash dividends paid                                                                        (2,102)             (2,024)
                                                                                            --------             -------
Net cash used in financing activities                                                         (2,102)             (2,265)
                                                                                            --------             -------

Net change in cash and cash equivalents                                                       (1,106)                617
Cash and cash equivalents at beginning of period                                               3,394                 367
                                                                                            --------             -------
Cash and cash equivalents at end of period                                                  $  2,288             $   984
                                                                                            ========             =======


The accompanying notes are an integral part of these condensed financial statements.

                            PRO-FAC COOPERATIVE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES

Description of Business: Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") is a New York agricultural cooperative corporation operating in one segment, the marketing of crops grown by its members.

The Transaction: On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac, Birds Eye Foods, Inc. ("Birds Eye Foods"), at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company ("Vestar/Agrilink Holdings"):

(i) Pro-Fac contributed to the capital of Birds Eye Holdings LLC, a Delaware limited liability company ("Holdings LLC"), all of the shares of Birds Eye Foods common stock owned by Pro-Fac, constituting 100 percent of the issued and outstanding shares of Birds Eye Foods capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72 percent common equity ownership at the Closing Date; and

(ii) Vestar/Agrilink Holdings and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units and Class A common units and warrants to acquire additional Class A common units, which warrants were immediately exercised, representing, at the Closing Date,
     56.24 percent of the common equity of Holdings LLC, inclusive of the additional Class A common units issued to Vestar upon its exercise of the warrants. The co-investors are either under common control with, or have delivered an unconditional voting proxy to, Vestar. The Class A common units entitle the owner thereof, Vestar, to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

Immediately following Pro-Fac's contribution of its shares of Birds Eye Foods common stock to Holdings LLC, Holdings LLC contributed those shares to Birds Eye Holdings, Inc., ("Holdings Inc.") a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC. As a result, Birds Eye Foods became an indirect, wholly-owned subsidiary of Holdings LLC.

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

See NOTE 2 to the "Notes to Condensed Financial Statements" for additional disclosures regarding agreements with Birds Eye Foods.

Basis of Presentation: The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation. Accounting for the Cooperative's investment in Holdings LLC is based upon financial information provided by Holdings LLC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the period ended September 25, 2004 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 26, 2004.

Fixed Assets, net: Fixed assets, which consist of office and computer equipment, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from 5 to 7 years.

Commercial Market Value Adjustment: At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac decided to deduct one (1) percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The one (1) percent CMV deduction was withheld from the July 2003 and the July 2004 CMV payments. The Board of Directors of Pro-Fac will consider annually whether similar action should be taken with respect to CMV payable to Pro-Fac's member-growers for subsequent growing seasons based on Pro-Fac's operations and anticipated cash flow needs.

Equity Method of Accounting: Pro-Fac accounts for its investment in Holdings LLC under the equity method of accounting. Under the equity method of accounting, Pro-Fac records its share of the earnings or loss of Holdings LLC available to common unit holders based on its ownership percentage. The earnings or loss of Holdings LLC available to common unit holders is adjusted by subtracting the preferred return on Holdings LLC's preferred units and the accretion there on and adding the expense recorded by Holdings LLC related to termination payments, as described below. Pro-Fac's share of these earnings or losses is reflected as "Equity in income/(loss) of Birds Eye Holdings LLC" on Pro-Fac's Statement of Operations. The "Investment in Birds Eye Holdings LLC" on Pro-Fac's balance sheet is also increased for earnings of Holdings LLC and decreased for losses of Holdings LLC.

Pro-Fac also records its share, based on its ownership percentage, of the change in Holdings LLC's other comprehensive income/(loss) items including minimum pension liabilities and unrealized holding gains and losses on hedging transactions. These changes are reflected as increases, if income, or decreases, if a loss, in the "Investment in Birds Eye Holdings LLC" and the equity of Pro-Fac and are also included in determining Pro-Fac's comprehensive income/(loss).

Also under the equity method, Pro-Fac records a portion of termination payments received as a result of the Transaction as "Gain from transaction with Birds Eye Foods, Inc. and related agreements" on Pro-Fac's statement of operations. The portion of termination payments recorded in the statement of operations is based on the percentage of Birds Eye Foods indirectly owned by Vestar and unrelated parties which is currently approximately 59.5%. The remaining portion of termination payments received, currently approximately 40.5%, is recorded as a reduction in Pro-Fac's investment in Holdings LLC because of Pro-Fac's continuing ownership interest in Holdings LLC.

The following schedule sets forth summarized financial information of Holdings LLC for the periods indicated (dollars in thousands):

                                                                       Three Months Ended
                                                            -----------------------------------------

                                                               September 25,        September 27
                                                                   2004                2003(1)
                                                                   ----                ----
Net sales                                                   $         177,344    $          189,667
Gross profit                                                           34,354                41,254
(Loss)/income from continuing operations                                 (213)                2,810
Net (loss)/income                                                        (213)                2,882

(1) During fiscal 2004 Birds Eye Foods, a subsidiary of Holdings LLC, sold certain businesses. These businesses are classified as discontinued and their operations are therefore, excluded from continuing operations. The information for the three months ended September 27, 2003 has been reclassified to reflect the discontinuance of these operations.

Holdings LLC has $137.5 million of preferred units which accrue a preferred return at the rate of 15 percent per annum compounded quarterly, based on a 360 day year. The preferred units are subject to redemption at the option of at least a majority of the preferred unitholders upon an initial public offering of Holdings LLC or any subsidiary, upon the sale of Holdings LLC or after August 19, 2010. The preferred units may also be redeemed at the option of Holdings LLC after August 19, 2005 at a premium. At the time of issuance of the preferred units, $3.9 million in fees were charged against the proceeds. Holdings LLC is accreting the preferred units up to their redemption value through transfers from retained earnings using the effective interest method to the date of earliest redemption. At September 25, 2004, Pro-Fac owned 40.49 percent of the remaining common equity interest in Holdings LLC. The preferred return on Holdings LLC's preferred units and the accretion thereon and expense related to termination payments, aggregating $6.3 million, net, and $4.4 million, net, for the three months ended September 25, 2004 and the three months ended September 27, 2003, respectively, are taken into account in determining Pro-Fac's share of the earnings of Holdings LLC under the equity method of accounting.

NOTE 2.  AGREEMENTS WITH BIRDS EYE FOODS

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

Termination Agreement: Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the "Marketing and Facilitation Agreement") was terminated and, in consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable to the Cooperative in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each on October 1, January 1, and April 1.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage are recorded as a reduction of Pro-Fac's investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the transaction with Birds Eye Foods in the period it is received. Accordingly, in the first quarter of fiscal 2005 and fiscal 2004, Pro-Fac recognized approximately $2.4 million and $2.5 million, respectively, as additional gain from the receipt of termination payments.

Transitional Services Agreement: Pro-Fac and Birds Eye Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Birds Eye Foods agreed to provide Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Pursuant to its terms, the Transitional Services Agreement terminated on August 19, 2004. Under the Transitional Services Agreement, the general manager of Pro-Fac was also an employee of Birds Eye Foods, reporting to the Chief Executive Officer of Birds Eye Foods with respect to his duties for Birds Eye Foods, and to the Pro-Fac Board of Directors with respect to duties performed by him for Pro-Fac. All other individuals performing services under the Transitional Services Agreement were employees of Birds Eye Foods and reported to the Chief Executive Officer or other representatives of Birds Eye Foods. Stephen R. Wright, who was the General Manager and Secretary of Pro-Fac in 2004, was an employee of Birds Eye Foods until August 19, 2004. As an employee of Birds Eye Foods, Mr. Wright's salary was paid by Birds Eye Foods. Effective August 19, 2004, Mr. Wright and two other individuals previously employed by Birds Eye Foods and providing services to Pro-Fac under the Transitional Services Agreement became employees of Pro-Fac. Accordingly, for the approximate five week period ended September 25, 2004, the salaries and benefits of Mr. Wright and other Pro-Fac employees were paid by and expenses of Pro-Fac.

In fiscal 2003, Pro-Fac recorded the estimated value of these services, $1.0 million, as services receivable and proceeds from the Transaction, prior to elimination of 40.72 percent of the amount of Pro-Fac's investment in Holdings LLC. This estimated value of the services received by the Cooperative was amortized to expense over the term of the Transitional Services Agreement.

Gain from Transaction with Birds Eye Foods: As a result of the agreements described above, based on the approximate 40.49 percent common equity ownership, the Cooperative recognized a total gain in the first quarter of fiscal 2005 and fiscal 2004 of approximately $2.4 million and $2.5 million, respectively.

Amended and Restated Marketing and Facilitation Agreement: Pro-Fac and Birds Eye Foods are parties to an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Pursuant to the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods buys crops from Pro-Fac grown by Pro-Fac's members. Birds Eye Foods pays Pro-Fac the CMV of the crops supplied in installments corresponding to the dates payment is made by Pro-Fac to its members for the delivered crops. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market areas. Birds Eye Foods makes payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac meet with Birds Eye Foods management to establish CMV or receivable guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. The Amended and Restated Marketing and Facilitation Agreement also provides that Birds Eye Foods will provide Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, for a period of five years from the Closing Date, Birds Eye Foods will provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Birds Eye Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Birds Eye Foods).

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which Birds Eye Foods will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount or (ii) a defined target percentage of Birds Eye Foods' needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages were set based upon the needs of Birds Eye Foods in the 2002 crop year (fiscal 2003). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $20.0 million over the term of the agreement.

Unless terminated earlier, the Amended and Restated Marketing and Facilitation Agreement will continue in effect until August 19, 2012. Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement prior to August 19, 2012 upon the occurrence of certain events, including in connection with a change in control transaction affecting Birds Eye Foods or Holdings Inc. However, in the event Birds Eye Foods terminates the Amended and Restated Marketing and Facilitation Agreement as a result of a change in control transaction within three years of the Closing Date, Birds Eye Foods must pay Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, during the first three years after the Closing Date, Birds Eye Foods sells one or more portions of its business, and if the purchaser does not continue to purchase the crops previously purchased by Birds Eye Foods with respect to the transferred business, then such failure will be taken into consideration when determining if Birds Eye Foods is required to make any shortfall payments to Pro-Fac. After such three-year period, Birds Eye Foods may sell portions of its business and the volumes of crop purchases previously made by Birds Eye Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.


NOTE 3.       DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. Pro-Fac elected not to borrow $1.0 million which was available during the second year of the Credit Agreement, reducing the maximum amount which may be borrowed to $4.0 million. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. Amounts borrowed and accrued interest are required to be paid only upon sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection the sale or liquidation of all or substantially all of the assets of Holdings LLC or one of more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. As of September 25, 2004 and June 26, 2004, the principal amount outstanding under the Credit Facility was $1.0 million.

Line of Credit : The Cooperative may borrow up to $2.0 million under the terms of a line of credit (the "M&T Line of Credit") from Manufacturers and Traders Trust Company ("M&T Bank"). As of September 25, 2004 and June 26, 2004, there were no borrowings outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at .75 percent per annum above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be paid down to zero during each year by July 15, and maintained for a minimum of 60 consecutive days. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. However, collateral does include any distributions from the common units and cash payments made by Birds Eye Foods to the Cooperative.

Contractual Obligations Guaranteed: Pro-Fac guarantees certain obligations of Birds Eye Foods. Following is a schedule of obligations guaranteed by Pro-Fac at September 25, 2004:

(Dollars in Millions)

                                                   Amounts
                                                  Committed            Expiration
Senior Subordinated Notes - 11 7/8 Percent          $   52.4         November 2008
Subordinated Promissory Notes                       $   38.8         November 2008

NOTE 4.       SPECIAL MEMBERSHIP INTERESTS

In conjunction with the Transaction, the special membership interests were allocated to the then current and former members of Pro-Fac who had made patronage deliveries to or on behalf of Pro-Fac in the six fiscal years ended June 29, 2002, in proportion to the patronage deliveries made by those members in each case during that six fiscal year period. The purpose of the allocation of the special membership interests was to preserve for the then current and former members at the date of the Transaction, appreciation in book value of their former investment in Birds Eye Foods.

NOTE 5.       OTHER MATTERS

Legal Matters: The Cooperative is party to various legal proceedings from time to time in the normal course of its business. In the opinion of management, any liability that might be incurred upon the resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Cooperative's business, financial condition, and results of operations. Further, no such proceedings are known to be contemplated. The Cooperative maintains general liability insurance coverage in amounts deemed to be adequate by the Board of Directors.

Guarantees and Indemnifications: Pro-Fac is a guarantor, under an Indenture dated November 18, 1998, between Birds Eye Foods, the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc., as trustee, which Indenture was amended by a First Supplemental Indenture dated July 22, 2002, among Birds Eye Foods, the Guarantors named therein and The Bank of New York (as successor trustee to IBJ Schroder Bank & Trust Company), as trustee, and as further amended by a Second Supplemental Indenture dated March 1, 2003, of Birds Eye Foods' obligations under its 11 7/8 percent Senior Subordinated Notes issued in fiscal 1999 in the original aggregate principal amount of $200.0 million. The $200.0 million aggregate principal amount is due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semi-annually in arrears on May 1 and November 1. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the 11 7/8 percent Senior Subordinated Notes, including the payment in full when due of all principal and interest on the 11 7/8 percent Senior Subordinated Notes at maturity or otherwise and, in the event of any extension of time of payment or renewal of any of the 11 7/8 percent Senior Subordinated Notes, that the Notes will be promptly paid in full when due pursuant to the terms of any such extension or renewal. In the event of a shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the 11 7/8 percent Senior Subordinated Notes. As of September 25, 2004, the outstanding loan amount subject to the Cooperative's guarantee included principal of $50.0 million and accrued interest of $2.4 million.

As partial consideration for the acquisition in fiscal 1999 of the frozen and canned vegetable business of Dean Foods Company, Birds Eye Foods issued to Dean Foods a Subordinated Promissory Note for $30 million due November 22, 2008. The Subordinated Promissory Note is currently owned by GLK, LLC, a New York limited liability company, whose members are Birds Eye Foods and GLK Holdings, Inc., which is a wholly owned subsidiary of Birds Eye Foods. Pro-Fac guarantees Birds Eye Foods' obligations under that Note. Interest on the Subordinated Promissory Note accrued quarterly in arrears, commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and accrues at a rate of 10 percent thereafter. Interest accrued through November 22, 2003 was paid in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Interest accruing after November 22, 2003 is payable in cash. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the Subordinated Promissory Notes, including the payment in full when due of all principal and interest on the Notes. In the event of a shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the Note. As of September 25, 2004, the outstanding loan amount subject to the Cooperative's guarantee included principal of $38.8 million.

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

From time to time, in the ordinary course of its business, Pro-Fac has, or may, enter into agreements with its customers, suppliers, service providers and business partners which contain indemnification provisions. Generally, such indemnification provisions require the Cooperative to indemnify and hold harmless the indemnified party(ies) and to reimburse the indemnified party(ies) for claims, actions, liabilities, losses and expenses in connection with any personal injuries or property damage resulting from any Pro-Fac products sold or services provided. Additionally, the Cooperative may from time to time agree to indemnify and hold harmless its providers of services from claims, actions, liabilities, losses and expenses relating to their services to Pro-Fac, except to the extent finally determined to have resulted from the fault of the provider of services relating to such services. The level of conduct constituting fault of the service provider will vary from agreement to agreement and may include conduct which is defined in terms of negligence, gross negligence, willful misconduct, omissions or other culpable behavior. The term of these indemnification provisions are generally not limited. The maximum potential future payments that the Cooperative could be required to make under these indemnification provisions are unlimited and are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses to the claims, which are not estimable. Historically, costs incurred to resolve claims related to these indemnification provisions have not been material to the Cooperative's financial position, results of operations or cash flows.

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

As part of the Transaction, Pro-Fac agreed to indemnify Birds Eye Foods for certain environmental liabilities, provided any single claim for indemnification must exceed $200,000. This obligation, however, is only triggered once the aggregate of all liabilities subject to indemnification under the Unit Purchase Agreement (including those unrelated to environmental matters) exceeds $10 million.

As of the date of this Report, Pro-Fac does not expect to be required to perform under the guarantees and indemnifications described above.

NOTE 6.       SUBSEQUENT EVENT

Subsequent to September 25, 2004, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $2.1 million and were paid on October 30, 2004.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, Pro-Fac or persons acting on behalf of Pro-Fac may make oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The Cooperative desires to take advantage of the "safe harbor" provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Report and other statements made in this Report and in other filings with the SEC.

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

     the impact of strong competition in the food industry, including competitive pricing;

     the impact of changes in consumer demand;

     the ability of Birds Eye Foods to service its debt that is guaranteed by Pro-Fac (see the information under the heading "Liquidity and Capital Resources" in Part I, Item 2 of this Report and "NOTE 5. Other Matters - Guarantees and Indemnifications" under "Notes to Condensed Financial Statements" in Part I, Item 1 of this Report);

     risks associated with the Cooperative's contractual relationship with Birds Eye Foods, including the possibility of a reduced demand for crops produced by Pro-Fac members, the availability and sufficiency of shortfall payments by Birds Eye Foods under the Amended and Restated Marketing and Facilitation Agreement, and the potential consequences of a termination of that relationship;

     the ability of the Cooperative to operate its business using the cash made available under the Termination Agreement with Birds Eye Foods and Pro-Fac's ability to operate its business and pay dividends after the expiration of that agreement (see the discussion of this Agreement under the headings: "Liquidity and Capital Resources" in Part I, Item 2 of this Report, and "NOTE 2. Agreements with Birds Eye Foods" under "Notes to Condensed Financial Statements" in Part I, Item 1 of this Report).

     the issuance of additional common units of Holdings LLC, which will reduce Pro-Fac's common unit percentage ownership in Holdings LLC, one of the factors in determining the amount of annual distributions that may be paid to the Cooperative under the Limited Liability Company Agreement (see the discussion under the heading "Liquidity and Capital Resources" section in
     Part I, Item 2 of this Report).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac's financial condition and results of operations in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. This section should be read in conjunction with Part I, Item 1, Financial Statements of this Report.

    RESULTS OF OPERATIONS - FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2005

Equity in loss of Holdings LLC: For the quarter ended September 25, 2004, the Cooperative recognized a loss of approximately $2.6 million from its investment in Holdings LLC, as compared to a loss of approximately $0.6 million in the first quarter of fiscal 2004.

Gain from transaction with Birds Eye Foods and related agreements: As part of the Transaction, Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage are recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining portion of payments received is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the first quarter of both fiscal 2005 and the first quarter of fiscal 2004, Pro-Fac recognized approximately $2.4 million as additional gain from the receipt of termination payments ($4.0 million on each of July 1, 2004 and July 1, 2003).

Commercial market value adjustment: At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac decided to deduct one (1) percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The one (1) percent CMV deduction for the 2003 growing season was withheld from the July 2004 CMV payments. The one (1) percent deduction for the 2003 growing season resulted in approximately $0.4 million of income for the first quarter of fiscal 2004. The Board of Directors of Pro-Fac will consider annually whether similar action should be taken with respect to CMV payable to Pro-Fac's member-growers for subsequent growing seasons based on Pro-Fac's operations and anticipated cash flow needs.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.3 million for the quarter ended September 25, 2004, as compared to $0.3 million in the comparable fiscal 2004 period.

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

                          CRITICAL ACCOUNTING POLICIES

"NOTE 1. Description of Business and Summary of Accounting Policies" under "Notes to Condensed Financial Statements" included in Part I, Item 1 of this Report discusses the significant accounting policies of Pro-Fac. Pro-Fac's discussion and analysis of its financial condition and results of operations are based upon its condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Pro-Fac's management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, Pro-Fac evaluates its estimates.

Pro-Fac's estimates affecting the financial statements relate primarily to contingencies. Certain accounting policies deemed critical to Pro-Fac's results of operations or financial position are discussed below.

Pro-Fac markets and sells its members' crops to food processors, including Birds Eye Foods. Under the provisions of Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross Versus Net as an Agent", the Cooperative records activity between Birds Eye Foods and other customers, itself and its members on a net basis.

Pro-Fac accounts for its investment in Holdings LLC under the equity method of accounting. Under the equity method of accounting, Pro-Fac records its share of the earnings or loss of Holdings LLC available to common unit holders based on its ownership percentage. The earnings or loss of Holdings LLC available to common unit holders is adjusted by subtracting the preferred return on Holdings LLC's preferred units and the accretion there on and adding the expense recorded by Holdings LLC related to termination payments, as described below. Pro-Fac's share of these earnings or losses is reflected as "Equity in income/(loss) of Birds Eye Holdings LLC" on Pro-Fac's Statement of Operations. The "Investment in Birds Eye Holdings LLC" on Pro-Fac's balance sheet is also increased for earnings of Holdings LLC and decreased for losses of Holdings LLC.

Pro-Fac also records its share, based on its ownership percentage, of the change in Holdings LLC's other comprehensive income/(loss) items including minimum pension liabilities and unrealized holding gains and losses on hedging transactions. These changes are reflected as increases, if income, or decreases, if a loss, in the "Investment in Birds Eye Holdings LLC" and the equity of Pro-Fac and are also included in determining Pro-Fac's comprehensive income/(loss).

Also under the equity method, Pro-Fac records a portion of termination payments received as a result of the Transaction as "Gain from transaction with Birds Eye Foods, Inc. and related agreements" on Pro-Fac's statement of operations. The portion of termination payments recorded in the statement of operations is based on the percentage of Birds Eye Foods indirectly owned by Vestar and unrelated parties which is currently approximately 59.5%. The remaining portion of termination payments received, currently approximately 40.5%, is recorded as a reduction in Pro-Fac's investment in Holdings LLC because of Pro-Fac's continuing ownership interest in Holdings LLC.

                         LIQUIDITY AND CAPITAL RESOURCES

As discussed under "NOTE 1. Description of Business and Summary of Significant Accounting Policies" under "Notes to Condensed Financial Statements" included in
Part I, Item 1 of this Report, Pro-Fac's balance sheet reflects Pro-Fac's ownership interest in Holdings LLC, which is accounted for under the equity method.

From and after August 19, 2002 and through and including August 19, 2007, Pro-Fac's primary source of cash is presently expected to be the $10.0 million annual payments due to it from Birds Eye Foods pursuant to the Termination Agreement, the last installment payment of $2.0 million pursuant to that agreement being payable on April 1, 2007, and the commercial market value or "CMV" payments made to it by Birds Eye Foods for crops pursuant to the Amended and Restated Marketing and Facilitation Agreement. Although Pro-Fac's business strategy is to expand its sources of cash through expanding the types of products and/or services it offers, the actual amount of cash that may be generated from Pro-Fac's expanded operations depends on how successful Pro-Fac is in implementing its business strategy, including controlling any associated costs.

Subsequent to August 19, 2007 and prior to any sale (or dissolution) of Holdings LLC, Pro-Fac's primary source of cash is expected to be the annual distributions, if any, from Holdings LLC pursuant to the limited liability company agreement of Holdings LLC to which Pro-Fac, together with others, including Vestar, are parties, dated August 19, 2002 (the "Limited Liability Company Agreement"). The Limited Liability Company Agreement contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC, and provides that, subject to any restrictions contained in any financing arrangements of Holdings LLC and/or Birds Eye Foods, after August 19, 2007, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units. Assuming $24.8 million of annual distributions, and further assuming that Pro-Fac's distributable interest is 40.49%, Pro-Fac's annual distributable share would be approximately $10.0 million. The actual amount of annual distributions to Pro-Fac, if any, will depend upon the operating results of Birds Eye Foods for the particular year and Pro-Fac's distributable percentage interest.

Although CMV payments are a source of cash to Pro-Fac, with the exception of the Board's decision to deduct 1% of CMV otherwise payable to its grower-members for crops delivered in 2003 and 2004, Pro-Fac has typically paid 100% of CMV to its member-growers. The Pro-Fac Board of Directors determines annually the amount of CMV that will be paid out to the Pro-Fac member-growers for crops supplied for the immediately preceding growing season after taking into account Pro-Fac's need to establish reserves for its anticipated operating and other expenses.

Any cash generated from expanded products and/or services offerings by Pro-Fac is currently anticipated to be a secondary source of cash.

In addition to the cash payments to Pro-Fac pursuant to the Termination Agreement and the possible cash distributions to Pro-Fac pursuant to the Limited Liability Company Agreement, Pro-Fac has available up to $1.0 million per year, until August 19, 2007, under the Credit Agreement with Birds Eye Foods and up to $2.0 million under a line of credit from M&T Bank, as discussed below.

The Cooperative may borrow up to $2.0 million under the terms of a line of credit with M&T Bank (the "M&T Line of Credit"). Principal amounts borrowed under the M&T Line of Credit bear interest at .75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. Pro-Fac's obligations under the M&T Line of Credit are secured by a security interest granted to M&T in substantially all of its assets, excluding Pro-Fac's Class B common units owned in Holdings LLC. However, the collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

As of September 25, 2004, there was no outstanding amount under the M&T Line of Credit.

Under the Transitional Services Agreement which terminated by its terms on August 19, 2004, Birds Eye Foods provided Pro-Fac certain administrative and other services until August 19, 2004. Since the termination of that Agreement, Pro-Fac pays for the services previously provided under that Agreement, including salary, administrative and other expenses. The Cooperative believes it has adequate cash resources to fund these expenses.

Net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, is used to pay Pro-Fac's operating expenses as well as to pay dividends on its capital stock and fund repurchases of its common stock. Dividends on Pro-Fac's preferred stock were $2.1 million and $2.0 million in the first quarter of fiscal 2005 and 2004, respectively.

A discussion of "Condensed Statement of Cash Flows" for the quarter ended September 25, 2004 of fiscal 2005 follows:

Net cash used in operating activities of $3.0 million for the first quarter of fiscal 2005 primarily represents an increase in accounts receivable, net of an increase in accounts payable of approximately $2.7 million due to the timing of cash receipts related to member-grower deliveries.

Net cash provided by investing activities for the first quarter of fiscal 2005 was $4.0 million. This amount primarily represents the receipt by the Cooperative of $4.0 million from Birds Eye Foods under the Termination Agreement.

Net cash used in financing activities of approximately $2.1 million primarily represents dividends paid of approximately $2.1 million by the Cooperative during the first quarter of fiscal 2005.

At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac authorized the suspension of annual dividends on the Cooperative's common stock for an indefinite period of time and the deduction of one (1) percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The one (1) percent CMV deduction was withheld from the July 2003 and the July 2004 CMV payments. The Board of Directors of Pro-Fac will consider whether similar action should be taken with respect to CMV payable to Pro-Fac's member-growers for subsequent growing seasons on an annual basis.

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

Contractual Obligations: There have been no material changes to Pro-Fac's contractual obligations since June 26, 2004 except for normal payment of a legal settlement previously accrued in the amount of $832,000 which was contractually due in July 2004.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Transaction, Pro-Fac is subject to interest rate fluctuations related to borrowings under the M&T Line of Credit. Amounts borrowed bear interest at the prime rate. See "NOTE 3. Debt" in the "Notes to Condensed Financial Statements".

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Pro-Fac's Principal Executive and Principal Financial Officer concluded that Pro-Fac's disclosure controls and procedures as of September 25, 2004 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                     PART II

ITEM 1.       LEGAL PROCEEDINGS

The information called for by this Item is disclosed in NOTE 5. "Other Matters - Legal Matters" under "Notes to Condensed Financial Statements" in Part I, Item 1 of this Form 10-Q, and is incorporated herein by reference in answer to this Item.


ITEM 6 - EXHIBITS

         Exhibits

         Exhibit Number                                                  Description
         --------------          --------------------------------------------------------------------------------------
              31.                Certification  required by Rule 13a-14 (a) of the  Securities  Exchange  Act of 1934
                                 of the  Principal Executive Officer and the Principal Financial Officer (filed herewith).

              32.                Certification required by Rule 13a-14 (b) of the Securities Exchange Act of 1934 and
                                 pursuant to 18 U.S.C., Section 1350. as adopted pursuant to Section 906 of the Sarbanes
                                 Oxley Act at 2002, of the Principal Executive Officer and the Principal Financial Officer
                                 (filed herewith).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PRO-FAC COOPERATIVE, INC.



Date:  November 8, 2004                   BY:/s/   Stephen R. Wright
       ------------------------              --------------------------------
                                              General Manager, Chief Executive
                                              Officer, Chief Financial Officer
                                                        and Secretary
                                             (On Behalf of the Registrant and as
                                                 Principal Executive Officer
                                              Principal Financial Officer, and
                                                Principal Accounting Officer)