Form 10-Q
period 2004-12-25
PRO-FAC COOPERATIVE INC
filed 2005-02-08
CIK 202932

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

                For the quarterly period ended December 25, 2004

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

                                  YES X  NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  YES ___ NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of January 31, 2005.

                            Common Stock - 1,833,738

================================================================================

                                    FORM 10-Q
                For the Quarterly Period Ended December 25, 2004
                            PRO-FAC COOPERATIVE, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                        PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.............................................     3

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................    12

ITEM 3. Quantitative and Qualitative Disclosure About Market Risks.......    16

ITEM 4. Controls and Procedures..........................................    16

                          PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings................................................    17

ITEM 6. Exhibits.........................................................    17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited financial statements of Pro-Fac Cooperative, Inc. as of December 25, 2004 and for the three month and six month period ended December 25, 2004 and December 27, 2003 are presented on the following pages. The financial statements have been prepared in accordance with the Cooperative's usual accounting policies, are based, in part, on estimates and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods. The June 26, 2004 balance sheet was derived from the Cooperative's audited balance sheet at June 26, 2004.

This Part I also includes management's discussion and analysis of the Cooperative's financial condition as of December 25, 2004 and its results of operations for the three and six month periods ended December 25, 2004.

Pro-Fac Cooperative, Inc.
Condensed Statements of Operations, Allocation of Net Income and Comprehensive Income
(Unaudited)

(Dollars in Thousands)

                                                        Three Months Ended             Six Months Ended
                                                   ---------------------------   ---------------------------
                                                   December 25,   December 27,   December 25,   December 27,
                                                       2004           2003           2004           2003
                                                   ------------   ------------   ------------   ------------
Net sales                                            $     0        $     0        $     0        $     0
Cost of sales                                              0              0              0              0
                                                     -------        -------        -------        -------
Gross profit                                               0              0              0              0
Equity in income of Birds Eye Holdings LLC             4,179          2,429          1,557          1,808
Gain from transaction with Birds Eye Foods, Inc.
   and related agreements                              1,190          1,190          3,570          3,681
Margin on delivered product                              150              0            150              0
Commercial market value adjustment                         0            184              0            633
Selling, administrative, and general expense            (244)          (262)          (549)          (520)
Legal matters and settlement expenses                    (36)            (5)           (72)          (199)
Other income                                               0              0             51              0
                                                     -------        -------        -------        -------
Operating income                                       5,239          3,536          4,707          5,403
Interest income                                           14              3             26              6
Interest expense                                         (24)           (25)           (49)           (36)
                                                     -------        -------        -------        -------
Net income                                           $ 5,229        $ 3,514        $ 4,684        $ 5,373
                                                     =======        =======        =======        =======

Allocation of net income:
   Net income                                        $ 5,229        $ 3,514        $ 4,684        $ 5,373
   Dividends on preferred stock                       (2,059)        (1,980)        (4,161)        (4,004)
                                                     -------        -------        -------        -------
   Net surplus                                         3,170          1,534            523          1,369
   Allocation to accumulated deficit                  (3,170)        (1,534)          (523)        (1,369)
                                                     -------        -------        -------        -------
   Net income available to members                   $     0        $     0        $     0        $     0
                                                     =======        =======        =======        =======

Net income                                           $ 5,229        $ 3,514        $ 4,684        $ 5,373
Other comprehensive income/(loss):
   Unrealized gain/(loss) on hedging activity of
      equity investee                                    (14)           (11)            45           (222)
                                                     -------        -------        -------        -------
Comprehensive income                                 $ 5,215        $ 3,503        $ 4,729        $ 5,151
                                                     =======        =======        =======        =======

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Balance Sheets
(Unaudited)

(Dollars in Thousands)

                           ASSETS
                                                                December 25,    June 26,
                                                                    2004          2004
                                                                ------------   ---------
Current assets:
   Cash and cash equivalents                                     $   3,984     $   3,394
   Accounts receivable, trade                                        4,660         1,343
   Accounts receivable from Birds Eye Foods, Inc.                   16,976         7,783
   Current portion of Transitional Services receivable from
      Birds Eye Foods, Inc.                                              0            71
   Inventory                                                           399             0
   Prepaid expenses and other current assets                            56            10
                                                                 ---------     ---------
      Total current assets                                          26,075        12,601
Fixed assets, net                                                       17             0
Investment in Birds Eye Holdings LLC                                20,669        21,497
                                                                 ---------     ---------
      Total assets                                               $  46,761     $  34,098
                                                                 =========     =========

  LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
   Line-of-credit                                                $   1,025     $       0
   Accounts payable                                                     82           457
   Accrued interest                                                      5            86
   Other accrued expenses                                               91           833
   Amounts due members                                              25,345        12,077
                                                                 ---------     ---------
      Total current liabilities                                     26,548        13,453
Long-term debt                                                           0         1,000
                                                                 ---------     ---------
      Total liabilities                                             26,548        14,453
                                                                 ---------     ---------
Commitments and contingencies
Class B cumulative redeemable preferred stock, liquidation
   preference $10 per share; authorized - 500,000 shares;
   issued and outstanding 10,768 shares                                108           108
                                                                 ---------     ---------
Common stock, par value $5, authorized - 5,000,000 shares;
   issued and outstanding 1,833,738 shares                           9,169         9,169
                                                                 ---------     ---------

Shareholders' and members' capitalization:
   Retained earnings allocated to members                            9,793         9,793
   Non-cumulative preferred stock, par value $25, authorized
      5,000,000 shares; issued and outstanding 28,297 shares           707           707
   Class A cumulative preferred stock, liquidation preference
      $25 per share, authorized 10,000,000 shares; issued and
      outstanding 4,789,575 shares                                 119,741       119,741
   Special membership interests                                     21,733        21,733
   Accumulated deficit                                            (136,389)     (136,912)
Accumulated other comprehensive (loss)/income:
   Unrealized gain on hedging activity of equity investee              134            89
   Minimum pension liability adjustment of equity investee          (4,783)       (4,783)
                                                                 ---------     ---------
      Total shareholders' and members' capitalization               10,936        10,368
                                                                 ---------     ---------
      Total liabilities and shareholders' and members'
         capitalization                                          $  46,761     $  34,098
                                                                 =========     =========

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                               Six Months Ended
                                                         ---------------------------
                                                         December 25,   December 27,
                                                             2004           2003
                                                         ------------   ------------
Cash Flows from Operating Activities:
   Net income                                              $  4,684       $  5,373
   Adjustments to reconcile net income to net cash
      used in operating activities:
      Amortization of transition service receivable              71            263
      Depreciation                                                2              0
      Gain from transaction with Birds Eye Foods, Inc.
         and related agreements                              (3,570)        (3,681)
      Equity in income of Birds Eye Holdings LLC             (1,557)        (1,808)
      Change in assets and liabilities:
         Accounts receivable                                (12,510)       (11,474)
         Accounts payable and other accrued expenses         (1,198)        (1,541)
         Amounts due members                                 13,268         12,174
         Other assets and liabilities, net                     (445)           (40)
                                                           --------       --------
Net cash used in operating activities                        (1,255)          (734)
                                                           --------       --------

Cash Flows from Investing Activities:
   Proceeds from Termination Agreement with Birds Eye
      Foods, Inc.                                             6,000          6,000
   Purchase of property, plant and equipment                    (19)             0
   Proceeds from investment in CoBank                             0             29
                                                           --------       --------
   Net cash provided by investing activities                  5,981          6,029
                                                           --------       --------

Cash Flows from Financing Activities:
   Borrowing on line-of-credit                                1,025              0
   Payments on long-term debt                                (1,000)          (200)
   Repurchases of common stock, net                               0            (42)
   Cash dividends paid                                       (4,161)        (4,004)
                                                           --------       --------
Net cash used in financing activities                        (4,136)        (4,246)
                                                           --------       --------

Net change in cash and cash equivalents                         590          1,049
Cash and cash equivalents at beginning of period              3,394            367
                                                           --------       --------
Cash and cash equivalents at end of period                 $  3,984       $  1,416
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

Immediately following Pro-Fac's contribution of its shares of Birds Eye Foods common stock to Holdings LLC, Holdings LLC contributed those shares to Birds Eye Holdings, Inc. ("Holdings Inc."), a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC. As a result, Birds Eye Foods became an indirect, wholly-owned subsidiary of Holdings LLC.

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

See NOTE 2 to the "Notes to Condensed Financial Statements" for additional disclosures regarding agreements with Birds Eye Foods.

Basis of Presentation: The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation. Accounting for the Cooperative's investment in Holdings LLC is based upon financial information provided by Holdings LLC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included. Operating results for the period ended December 25, 2004 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 26, 2004.

Inventory: The Cooperative supplies product to another cooperative which markets the product. Title remains with the Cooperative until sold. Inventory and an equal amount due member-growers is recorded at estimated cost.

Fixed Assets, net: Fixed assets, which consist of office and computer equipment, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from 5 to 7 years.

Commercial Market Value Adjustment: At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac decided to deduct one (1) percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. Accordingly, the one (1) percent CMV deduction was withheld from the July 2003 and the July 2004 CMV payments. In evaluating the Cooperative's operations and anticipated cash flow needs and available sources of cash flow, the Board of Directors of Pro-Fac may determine that similar action should be taken with respect to CMV payable to Pro-Fac's member-growers for subsequent growing seasons.

Equity Method of Accounting: Pro-Fac accounts for its investment in Holdings LLC under the equity method of accounting. Under the equity method of accounting, Pro-Fac records its share of the earnings or loss of Holdings LLC available to common unit holders based on its ownership percentage. The earnings or loss of Holdings LLC available to common unit holders is adjusted by subtracting the preferred return on Holdings LLC's preferred units and the accretion thereon and adding the expense recorded by Holdings LLC related to termination payments, as described below. Pro-Fac's share of these earnings or losses is reflected as "Equity in income/(loss) of Birds Eye Holdings LLC" on Pro-Fac's Statement of Operations. The "Investment in Birds Eye Holdings LLC" on Pro-Fac's balance sheet is also increased for earnings of Holdings LLC and decreased for losses of Holdings LLC.

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

Also under the equity method, Pro-Fac records a portion of termination payments received as a result of the Transaction as "Gain from transaction with Birds Eye Foods, Inc. and related agreements" on Pro-Fac's statement of operations. The portion of termination payments recorded in the statement of operations is based on the percentage of Birds Eye Foods indirectly owned by Vestar and unrelated parties which is currently approximately 59.59%. The remaining portion of termination payments received, currently approximately 40.41%, is recorded as a reduction in Pro-Fac's investment in Holdings LLC because of Pro-Fac's continuing ownership interest in Holdings LLC.

The following schedule sets forth summarized financial information of Holdings LLC for the periods indicated (dollars in thousands):

                                        Three Months Ended            Six Months Ended
                                    --------------------------   --------------------------
                                    December 25,   December 27   December 25,   December 27
                                        2004         2003(1)         2004         2003(1)
                                    ------------   -----------   ------------   -----------
Net sales                             $266,473       $248,543      $443,817       $438,210
Gross profit                            64,923         61,956        99,277        103,210
Income from continuing operations       16,719         11,769        16,506         14,579
Net income                              16,719         12,239        16,506         15,121

(1) During fiscal 2004 Birds Eye Foods, a subsidiary of Holdings LLC, sold certain businesses. These businesses are classified as discontinued and their operations are therefore, excluded from continuing operations. The information for the three and six months ended December 27, 2003 has been reclassified to reflect the discontinuance of these operations.

At June 26, 2004, Holdings LLC had $138.4 million of preferred units issued and outstanding which accrue a preferred return at the rate of 15 percent per annum compounded quarterly, based on a 360 day year. At December 25, 2004, the preferred units had cumulative undeclared and unpaid dividends of approximately $54.5 million. The preferred units are subject to redemption at the option of at least a majority of the preferred unitholders upon an initial public offering of Holdings LLC or any subsidiary, upon the sale of Holdings LLC or after August 19, 2010. The preferred units may also be redeemed at the option of Holdings LLC after August 19, 2005 at a premium. At the time of issuance of the preferred units, $3.9 million in fees were charged against the proceeds received by Holdings LLC from the sale of the preferred units. Holdings LLC is accreting the preferred units up to their redemption value through transfers from retained earnings using the effective interest method to the date of earliest redemption. At December 25, 2004, Pro-Fac owned 40.41 percent of the remaining common equity interest in Holdings LLC. The preferred return on Holdings LLC's preferred units and the accretion thereon and expense related to termination payments, aggregating $12.9 million and $6.6 million, net, for the six and three months ended December 25, 2004 and $10.5 million and $6.1 million, net, for the six and three months ended December 27, 2003, respectively, are taken into account in determining Pro-Fac's share of the earnings of Holdings LLC under the equity method of accounting.

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

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage is recorded as a reduction of Pro-Fac's investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the transaction with Birds Eye Foods in the period it is received. Accordingly, in the first six months of fiscal 2005 and fiscal 2004, Pro-Fac recognized approximately $3.6 million and $3.7 million, respectively, as gain from transaction with Birds Eye Foods, Inc.

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

Amended and Restated Marketing and Facilitation Agreement: Pro-Fac and Birds Eye Foods are parties to an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Pursuant to the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods buys crops from Pro-Fac grown by Pro-Fac's members. Birds Eye Foods pays Pro-Fac the CMV of the crops supplied in installments corresponding to the dates payment is made by Pro-Fac to its members for the delivered crops. CMV is defined as the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market areas. Birds Eye Foods makes payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac meet with Birds Eye Foods management to establish CMV or receivable guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. The Amended and Restated Marketing and Facilitation Agreement also provides that Birds Eye Foods will provide Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, until August 19, 2007, Birds Eye Foods will provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Birds Eye Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Birds Eye Foods).

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

Unless terminated earlier, the Amended and Restated Marketing and Facilitation Agreement will continue in effect until August 19, 2012. Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement prior to August 19, 2012 upon the occurrence of certain events, including in connection with a change in control transaction affecting Birds Eye Foods or Holdings Inc. However, in the event Birds Eye Foods terminates the Amended and Restated Marketing and Facilitation Agreement as a result of a change in control transaction prior to August 19, 2005, Birds Eye Foods must pay Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, before August 19, 2005, Birds Eye Foods sells one or more portions of its business, and if the purchaser does not continue to purchase the crops previously purchased by Birds Eye Foods with respect to the transferred business, then such failure will be taken into consideration when determining if Birds Eye Foods is required to make any shortfall payments to Pro-Fac. After August 19, 2005, Birds Eye Foods may sell portions of its business and the volumes of crop purchases previously made by Birds Eye Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

NOTE 3. DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. Amounts borrowed and accrued interest are required to be paid only upon sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holdings LLC or one of more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. Pro-Fac elected not to borrow $1.0 million which was available during the second year of the Credit Agreement and, during the quarter ended December 25, 2004, repaid the $1.0 million borrowed during the first year, reducing the maximum amount which may be borrowed to $3.0 million. As of December 25, 2004, no amount was outstanding under the Credit Facility. As of June 26, 2004, the principal amount outstanding under the Credit Facility was $1.0 million.

Line of Credit : The Cooperative may borrow up to $2.0 million under the terms of a line of credit (the "M&T Line of Credit") from Manufacturers and Traders Trust Company ("M&T Bank"). As of December 25, 2004 there was $1.0 million outstanding under the M&T Line of Credit. As of June 26, 2004, there were no borrowings outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at .75 percent per annum above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be paid down to zero during each year by July 15, and maintained for a minimum of 60 consecutive days. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. However, the collateral does include any distributions from the common units and cash payments made by Birds Eye Foods to the Cooperative.

Contractual Obligations Guaranteed: Pro-Fac guarantees certain obligations of Birds Eye Foods. Following is a schedule of obligations guaranteed by Pro-Fac at December 25, 2004:

(Dollars in Millions)

                                                        Amounts
                                                       Committed     Expiration
                                                       ---------   -------------
Senior Subordinated Notes - 11 7/8 Percent               $50.9     November 2008
Subordinated Promissory Notes                            $38.8     November 2008

As of the date of this Report, Pro-Fac does not expect to be required to perform under the guarantees and indemnifications described above.

NOTE 4. COMMON STOCK AND CAPITALIZATION

In the event of liquidation, the relative preference of Pro-Fac's outstanding securities is as follows: first retains, then all classes of preferred stock, pari pasu, then common stock and, finally, special membership interests.

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

Guarantees and Indemnifications: Pro-Fac is a guarantor, under an Indenture dated November 18, 1998, between Birds Eye Foods, the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc., as trustee, which Indenture was amended by a First Supplemental Indenture dated July 22, 2002, among Birds Eye Foods, the Guarantors named therein and The Bank of New York (as successor trustee to IBJ Schroder Bank & Trust Company), as trustee, and as further amended by a Second Supplemental Indenture dated March 1, 2003, of Birds Eye Foods' obligations under its 11 7/8 percent Senior Subordinated Notes issued in fiscal 1999 in the original aggregate principal amount of $200.0 million, which is due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semi-annually in arrears on May 1 and November
1. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the 11 7/8 percent Senior Subordinated Notes, including the payment in full when due of all principal and interest on the 11 7/8 percent Senior Subordinated Notes at maturity or otherwise and, in the event of any extension of time of payment or renewal of any of the 11 7/8 percent Senior Subordinated Notes, that the Notes will be promptly paid in full when due pursuant to the terms of any such extension or renewal. In the event of a shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the 11 7/8 percent Senior Subordinated Notes. As of December 25, 2004, the outstanding loan amount subject to the Cooperative's guarantee included principal of $50.0 million and accrued interest of $0.9 million.

As partial consideration for the acquisition in fiscal 1999 of the frozen and canned vegetable business of Dean Foods Company, Birds Eye Foods issued to Dean Foods a Subordinated Promissory Note for $30.0 million due November 22, 2008. The Subordinated Promissory Note is currently owned by GLK, LLC, a New York limited liability company, whose members are Birds Eye Foods and GLK Holdings, Inc., which is a wholly owned subsidiary of Birds Eye Foods. Pro-Fac guarantees Birds Eye Foods' obligations under that Note. Interest on the Subordinated Promissory Note accrued quarterly in arrears, commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and accrues at a rate of 10 percent thereafter. Interest accrued through November 22, 2003 was paid in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Interest accruing after November 22, 2003 is payable in cash. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the Subordinated Promissory Notes, including the payment in full when due of all principal and interest on the Notes. In the event of a shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the Notes. As of December 25, 2004, the outstanding loan amount subject to the Cooperative's guarantee included principal of $38.8 million.

Historically, when Pro-Fac has sold assets, it may have retained certain liabilities for known exposures and provided indemnification to the buyer(s) with respect to future claims for certain unknown liabilities existing, or arising from events occurring, prior to the sale date, including liabilities for taxes, legal matters, environmental exposures, labor contingencies, product liability, and other obligations. Agreements to provide indemnifications may vary in duration, generally for two years for certain types of indemnities, to terms for tax indemnifications that are generally aligned to the applicable statute of limitations for the jurisdiction in which the tax is imposed, and to terms for certain liabilities (i.e., warranties of title and environmental liabilities) that typically do not expire. The maximum potential future payments that the Cooperative could be required to make under agreements of indemnification are (or may be) either contractually limited to a specified amount or unlimited. The maximum potential future payments that the Cooperative could be required to make under agreements of indemnification are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses, which are not estimable. Historically, costs incurred to resolve claims related to agreements of indemnification have not been material to the Cooperative's financial position, results of operations or cash flows. With the passage of time since Pro-Fac has sold any business assets, the likelihood of indemnification claims lessens and many indemnification periods have expired.

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

As part of the Transaction, Pro-Fac agreed to indemnify Birds Eye Foods for certain environmental liabilities, provided any single claim for indemnification must exceed $200,000. This obligation, however, is only triggered once the aggregate of all liabilities subject to indemnification under the Unit Purchase Agreement (including those unrelated to environmental matters) exceeds $10.0 million, and the aggregate amount of all claims indemnified (including those unrelated to environmental matters) generally cannot exceed $50.0 million.

As of the date of this Report, Pro-Fac does not expect to be required to perform under the guarantees and indemnifications described above.

NOTE 6. SUBSEQUENT EVENTS

Subsequent to December 25, 2004, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $2.1 million and were paid on January 31, 2005.

At its January 2005 meeting, the Cooperative's board of directors, in accordance with the Cooperative's certificate of incorporation, declared an annual dividend of $1.00 per share, payable on April 1, 2005 to shareholders of record of its Class B cumulative preferred stock on March 15, 2005, and also determined that the Cooperative will redeem on April 1, 2005 all issued and outstanding shares of Class B cumulative preferred stock, in accordance with the terms of such securities, held of record by shareholders on March 15, 2005 at a redemption price of $10 per share. The total cost will be approximately $119,000 including the dividend.

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

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among the factors that could impact the Cooperative include:

o the Cooperative's primary source of cash is $10.0 million in payments received annually under the Termination Agreement, the last installment of $2.0 million being payable on April 1, 2007. In the event the Cooperative is unable to replace this source of cash, through distributions from its investment in Holdings LLC or increased revenue, the Cooperative's ability to fund its future operations and to pay dividends will be negatively impacted (see the discussion of "Liquidity and Capital Resources" in Part I, Item 2 of this Report for a better understanding of the Cooperative's sources and uses of cash);

o the Cooperative's ability to pay dividends is dependent upon, among other factors, its future earnings, its available cash and its available capital surplus as defined under applicable state law. Under state law, capital surplus is the amount by which the value of the Cooperative's assets exceed its liabilities and the par value of its capital stock. The Cooperative prepares its financial statements using generally accepted accounting principles which are based primarily on historical cost. As is discussed in "Liquidity and Capital Resources" in Part I, Item 2 of this Report, the Cooperative's principal use of available cash is the payment of quarterly dividends and, while the Cooperative currently believes its sources of cash are sufficient to fund the Cooperative's operations and meet its cash requirements, including payments of quarterly dividends, there can be no assurance as to the declaration of future dividends, or the rate at which dividends may be paid, since they necessarily depend upon Pro-Fac's future operations, performance and cash flow;

o the Cooperative's largest asset is its investment in Holdings LLC. As a minority owner, Pro-Fac has no control over the management of the affairs of Holdings LLC or Birds Eye Foods, including whether annual distributions will be made under the limited liability company agreement of Holdings LLC (the "Limited Liability Company Agreement"). In the event the Cooperative does not receive anticipated distributions under the Limited Liability Company Agreement, the resulting reduction in its available cash will have a material adverse effect on Pro-Fac's financial condition (see the discussion under the heading "Liquidity and Capital Resources" section in
     Part I, Item 2 of this Report); and

o the value of the Cooperative's investment in Holdings LLC is impacted by the Holdings LLC preferred units. The preferred units have priority over the Cooperative's common units in Holdings LLC. The preferred units are accruing a preferred return at a rate of 15 percent per annum compounding quarterly. At June 26, 2004, Holdings LLC had $138.4 million of preferred units issued and outstanding, which had cumulative undeclared and unpaid dividends thereon of approximately $54.5 million at December 25, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac's financial condition and results of operations in the second quarter and first six months of fiscal 2005 as compared to the second quarter and first six months of fiscal 2004. This section should be read in conjunction with Part I, Item 1, Financial Statements of this Report.

   RESULTS OF OPERATIONS - SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2005

Equity in income of Holdings LLC: For the quarter ended December 25, 2004, the Cooperative recognized income of approximately $4.2 million from its investment in Holdings LLC, as compared to income of approximately $2.4 million in the second quarter of fiscal 2004. The change results primarily from an increase in the net income of Holdings LLC, which was partially offset by increases in the preferred return on Holdings LLC preferred units due to compounding of cumulative preferred dividends.

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

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage are recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining portion of payments received is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the second quarter of both fiscal 2005 and fiscal 2004, Pro-Fac recognized approximately $1.2 million as additional gain from the receipt of termination payments ($2.0 million on each of October 1, 2005 and October 1, 2004).

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members which result in margin being earned by the Cooperative. The Cooperative earned $0.2 million in margin during the second quarter of fiscal 2005. No amount was earned in fiscal 2004.

Commercial market value adjustment: At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac decided to deduct one (1) percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. Accordingly, one (1) percent of CMV was withheld from the July 2004 CMV payments for the 2003 growing season. The one (1) percent deduction for the 2003 growing season resulted in approximately $0.2 million of income for the second quarter of fiscal 2004.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.2 million for the quarter ended December 25, 2004, as compared to $0.3 million in the comparable fiscal 2004 period.

 RESULTS OF OPERATIONS - FIRST SIX MONTHS 2004 COMPARED TO FIRST SIX MONTHS 2005

Equity income from Holdings LLC: For the six months ended December 25, 2004, the Cooperative recognized income of approximately $1.6 million from Holdings LLC, as compared to income of approximately $1.8 million in the fiscal 2004 period. The change results primarily from an increase in the net income of Holdings LLC, which was offset by increases in the preferred return on Holdings LLC preferred units due to compounding of cumulative preferred dividends.

Gain from transaction with Birds Eye Foods, Inc. and related agreements: As part of the Transaction, Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's ownership percentage in Holdings LLC is recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining payments are recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the first six months of fiscal 2005 and fiscal 2004, Pro-Fac recognized approximately $3.6 million and $3.7 million, respectively, as gain from transaction with Birds Eye Foods, Inc.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members which result in margin being earned by the Cooperative. The Cooperative earned $0.2 million in margin during the six months ended December 25, 2004. No amount was earned in fiscal 2004.

Commercial market value adjustment: At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac authorized the deduction of one (1) percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The one (1) percent CMV deduction was withheld from the July 2004 CMV payments. The one (1) percent deduction for the 2003 growing season resulted in approximately $0.6 million of income for the first six months of fiscal 2004.

Selling, administrative, and general expenses: Selling, administrative, and general expenses totaled $0.5 and $0.5 million for the six months ended December 25, 2004 and December 27, 2003, respectively.

                          CRITICAL ACCOUNTING POLICIES

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

Pro-Fac accounts for its investment in Holdings LLC under the equity method of accounting. Under the equity method of accounting, Pro-Fac records its share of the earnings or loss of Holdings LLC available to common unit holders based on its ownership percentage. The earnings or loss of Holdings LLC available to common unit holders is adjusted by subtracting the preferred return on Holdings LLC's preferred units and the accretion thereon and adding the expense recorded by Holdings LLC related to termination payments, as described below. Pro-Fac's share of these earnings or losses is reflected as "Equity in income/(loss) of Birds Eye Holdings LLC" on Pro-Fac's Statement of Operations. The "Investment in Birds Eye Holdings LLC" on Pro-Fac's balance sheet is also increased for earnings of Holdings LLC and decreased for losses of Holdings LLC.

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

Also under the equity method, Pro-Fac records a portion of termination payments received as a result of the Transaction as "Gain from transaction with Birds Eye Foods, Inc. and related agreements" on Pro-Fac's statement of operations. The portion of termination payments recorded in the statement of operations is based on the percentage of Birds Eye Foods indirectly owned by Vestar and unrelated parties which is currently approximately 59.59%. The remaining portion of termination payments received, approximately 40.41%, is recorded as a reduction in Pro-Fac's investment in Holdings LLC because of Pro-Fac's continuing ownership interest in Holdings LLC.

                         LIQUIDITY AND CAPITAL RESOURCES

As discussed under "NOTE 1. Description of Business and Summary of Significant Accounting Policies" under "Notes to Condensed Financial Statements" included in
Part I, Item 1 of this Report, Pro-Fac's balance sheet reflects Pro-Fac's ownership interest in Holdings LLC, which is accounted for under the equity method.

Pro-Fac has four sources or potential sources of available cash to fund its operating expenses and the payment of its quarterly dividends: (i) cash from its sale of raw products to its customers, (ii) payments received under the Termination Agreement with Birds Eye Foods, (iii) cash distributions related to its investment in Birds Eye Holdings LLC, and (iv) borrowings.

Net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, is used to pay Pro-Fac's operating expenses as well as to pay quarterly dividends on its capital stock and fund repurchases of its common stock. Dividends on Pro-Fac's preferred stock were $2.1 million and $2.0 million in the second quarter of fiscal 2005 and 2004, respectively. Dividends on Pro-Fac's preferred stock were $4.2 million and $4.0 million in the first six months of fiscal 2005 and 2004, respectively.

From and after August 19, 2002 and through and including August 19, 2007, Pro-Fac's primary source of cash is expected to be the $10.0 million payable annually to Pro-Fac by Birds Eye Foods pursuant to the Termination Agreement. The final installment payment of $2.0 million pursuant to that agreement will be paid on April 1, 2007. Pro-Fac's other principal source of cash is the commercial market value or "CMV" payments made to it by Birds Eye Foods and other customers for crops sold pursuant to the Amended and Restated Marketing and Facilitation Agreement and other supply agreements. Although CMV payments are considered a potential source of cash to Pro-Fac, with the exception of the Board's decision to deduct 1% of CMV otherwise payable to its grower-members for crops delivered in fiscal years 2003 and 2004, Pro-Fac has typically paid 100% of CMV to its member-growers for crops delivered. Since such CMV payments are approximately equal to the cash Pro-Fac receives from its customers for its raw products, CMV payments are not a significant source of available cash from which Pro-Fac can pay operating expenses and quarterly dividends.

Subsequent to August 19, 2007 and prior to any sale (or dissolution) of Holdings LLC, Pro-Fac's primary source of cash is expected to be any annual distributions that may be made by Holdings LLC pursuant to the limited liability company agreement of Holdings LLC (the "Limited Liability Company Agreement"). The Limited Liability Company Agreement provides that, subject to any restrictions contained in any financing arrangements of Holdings LLC and/or Birds Eye Foods, after August 19, 2007, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units, including Pro-Fac. Assuming $24.8 million of annual distributions, and further assuming that Pro-Fac's distributable interest remains at 40.41%, Pro-Fac's annual distributable share would be approximately $10.0 million. Since Pro-Fac has no control over the management of Holdings LLC or Birds Eye Foods, there can be no assurances that any distributions will be made under the Limited Liability Company Agreement, or, if made, what the amount of such distributions will be, since distributions necessarily will depend upon, among other factors, Birds Eye Foods' future earnings, business plans and strategies and financial obligations.

As stated above, Pro-Fac's current primary source of cash is the payment made to it under the Termination Agreement. The $10.0 million is paid to Pro-Fac in quarterly installments at follows: $4.0 million on July 1, and $2.0 million each on October 1, January 1, and April 1. The final installment under the Termination Agreement will be paid on April 1, 2007. Distributions to Pro-Fac, if any, under the Limited Liability Company Agreement would not begin until some time after August 19, 2007 and, depending upon Birds Eye Foods' future earnings, business plans and strategies, financial obligations and other factors, such distributions could be delayed beyond August 19, 2007. Pro-Fac has no control over the management of the affairs of Holdings LLC. If distributions are delayed or if distributions are less than required by Pro-Fac to meet its cash flow needs, then, after April 1, 2007, Pro-Fac may face an interim period or periods during which it will lack available cash to satisfy its operating expenses and/or payment of quarterly dividends. Pro-Fac will need to consider other sources of cash, if available, to finance its business operations and to satisfy its financial obligations after April 1, 2007.

Although Pro-Fac's business strategy is to increase revenue through expanding its customer base and the types of products and/or services it offers, the actual amount of available cash that may be generated from Pro-Fac's expanded operations depends upon how successful Pro-Fac is in implementing its business strategy, including controlling any associated costs. To date, Pro-Fac has had minimal success in expanding its customer base, resulting in only a modest amount of additional available cash. Any available cash generated from expanded products and/or services offerings by Pro-Fac is currently anticipated to be a secondary source of cash, and is not expected to provide a significant amount of available cash to fund Pro-Fac's operating expenses or quarterly dividend payments.

In addition to the cash payments to Pro-Fac pursuant to the Termination Agreement and the possible cash distributions to Pro-Fac pursuant to the Limited Liability Company Agreement, Pro-Fac has available up to $1.0 million per year, until August 19, 2007, under the Credit Agreement with Birds Eye Foods and up to $2.0 million under an annually renewable line of credit from M&T Bank, as discussed below.

The Cooperative may borrow up to $2.0 million under the terms of a line of credit with M&T Bank (the "M&T Line of Credit"). Principal amounts borrowed under the M&T Line of Credit bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. Pro-Fac's obligations under the M&T Line of Credit are secured by a security interest granted to M&T in substantially all of its assets, excluding Pro-Fac's Class B common units owned in Holdings LLC. However, the collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

As of December 25, 2004, $1.0 million was outstanding under the M&T Line of Credit.

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

A discussion of "Condensed Statement of Cash Flows" for the six months ended December 25, 2004 follows:

Net cash used in operating activities of $1.3 million for the first six months of fiscal 2005 represents a reduction in trade accounts payable and accrued expenses of $1.2 million, investment in inventory and other assets of $0.4 million, cash net operating expenses of $0.4 million, and an increase in accounts payable, net of an increase in accounts receivable of approximately $0.7 million due to the timing of cash receipts related to member-grower deliveries.

Net cash provided by investing activities for the first six months of fiscal 2005 was $6.0 million. This amount primarily represents the receipt by the Cooperative of $6.0 million from Birds Eye Foods under the Termination Agreement.

Net cash used in financing activities of approximately $4.1 million primarily represents dividends paid of approximately $4.2 million by the Cooperative during the first six months of fiscal 2005.

At its January 2003 board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac authorized the suspension of annual dividends on the Cooperative's common stock for an indefinite period of time and the deduction of one (1) percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The one (1) percent CMV deduction was withheld from the July 2003 and the July 2004 CMV payments. There was no CMV deduction in the first six months of fiscal 2005. The 1 percent CMV deduction for the 2003 growing season resulted in approximately $0.6 million of income for the first six months of fiscal 2004. The Board of Directors of Pro-Fac will consider, at least annually, whether similar action should be taken with respect to CMV payable to Pro-Fac's member-growers for subsequent growing seasons based on Pro-Fac's operations and anticipated cash flow needs.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Pro-Fac's Principal Executive and Principal Financial Officer concluded that Pro-Fac's disclosure controls and procedures as of December 25, 2004 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information called for by this Item is disclosed in NOTE 5. "Other Matters - Legal Matters" under "Notes to Condensed Financial Statements" in Part I, Item 1 of this Form 10-Q, and is incorporated herein by reference in answer to this Item.

ITEM 6. EXHIBITS

        Exhibits

Exhibit Number                         Description
--------------   ---------------------------------------------------------------
     31.         Certification required by Rule 13a-14(a) of the Securities
                 Exchange Act of 1934 of the Principal Executive Officer and the
                 Principal Financial Officer (filed herewith).

     32.         Certification required by Rule 13a-14(b) of the Securities
                 Exchange Act of 1934 and pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act at 2002, of the Principal Executive Officer and the Principal
                 Financial Officer (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRO-FAC COOPERATIVE, INC.


Date: February 8, 2005                BY: /s/ Stephen R. Wright
      ----------------                    --------------------------------------
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