Form 10-Q
period 2005-03-26
PRO-FAC COOPERATIVE INC
filed 2005-05-09
CIK 202932

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------
                                    Form 10-Q
                                -----------------

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 26, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of April 30, 2005.

                            Common Stock - 1,771,096
          ------------------------------------------------------------


                               Page 1 of 22 Pages

                                    FORM 10-Q
                  For the Quarterly Period Ended March 26, 2005
                            PRO-FAC COOPERATIVE, INC.
                                TABLE OF CONTENTS


                                                                                                                     PAGE

                          PART I. FINANCIAL INFORMATION

ITEM 1.       Financial Statements.................................................................................    3

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................................................   13

ITEM 3.       Quantitative and Qualitative Disclosure About Market Risks...........................................   17

ITEM 4.       Controls and Procedures..............................................................................   17





                           PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings....................................................................................   18

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds..........................................   18

ITEM 4.       Submission of Matters to a Vote of Security Holders..................................................   18

ITEM 6.       Exhibits.............................................................................................   19


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited financial statements of Pro-Fac Cooperative, Inc. ("Pro-Fac" or "the Cooperative") as of March 26, 2005 and for the three month and nine month periods ended March 26, 2005 and March 27, 2004 are presented on the following pages. The financial statements have been prepared in accordance with the Cooperative's usual accounting policies, are based, in part, on estimates and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods. The June 26, 2004 balance sheet was derived from the Cooperative's audited balance sheet at June 26, 2004.

This Part I also includes management's discussion and analysis of the Cooperative's financial condition as of March 26, 2005 and its results of operations for the three and nine month periods ended March 26, 2005.

Pro-Fac Cooperative, Inc.
Condensed Statements of Operations, Allocation of
Net Income/(Loss) and Comprehensive Income/(Loss) (Unaudited)

(Dollars in Thousands)




                                                             Three Months Ended                Nine Months Ended
                                                       -------------------------------  -------------------------------
                                                            March 26,        March 27,       March 26,       March 27,
                                                               2005            2004            2005            2004
                                                               ----            ----            ----            ----

Net sales                                               $           0   $            0   $           0  $            0
Cost of sales                                                       0                0               0               0
                                                        -------------   --------------   -------------  --------------
Gross profit                                                        0                0               0               0
Equity in income (loss) of Birds Eye Holdings LLC              (1,843)             919            (286)          2,727
Gain from transaction with Birds Eye Foods, Inc.
  and related agreements                                        1,190            1,190           4,760           4,870
Margin on delivered product                                         4                0             154               0
Commercial market value adjustment                                  0               18               0             651
Selling, administrative, and general expense                     (316)            (353)           (865)           (873)
Legal matters and settlement expenses                             (36)             (39)           (108)           (239)
Other income                                                      116                0             167               0
                                                        -------------   --------------   -------------  --------------
Operating income/(loss)                                          (885)           1,735           3,822           7,136
Interest income                                                     8                4              34              11
Interest expense                                                  (13)             (27)            (62)            (63)
                                                        -------------   --------------   -------------  --------------
Net income/(loss)                                       $        (890)  $        1,712   $       3,794  $        7,084
                                                        =============   ==============   =============  ==============


Allocation of net income/(loss):
   Net income/(loss)                                    $        (890)  $        1,712   $       3,794  $        7,084
   Dividends on preferred stock                                (2,060)          (2,059)         (6,221)         (6,063)
                                                        -------------   --------------   -------------  --------------
   Net surplus/(deficit)                                       (2,950)            (347)         (2,427)          1,021
   Allocation (to)/from accumulated deficit                     2,950              347           2,427          (1,021)
                                                        -------------   --------------   -------------  --------------
   Net income/(loss) available to members               $           0   $            0   $           0  $            0
                                                        =============   ==============   =============  ==============



Net income/(loss)                                       $        (890)  $        1,712   $       3,794  $        7,084
Other comprehensive income/(loss):
   Unrealized gain/(loss) on hedging activity of
   equity investee                                               (196)               7            (151)           (214)
                                                        -------------   --------------   -------------  --------------
Comprehensive income/(loss)                             $      (1,086)  $        1,719   $       3,643  $        6,870
                                                        =============   ==============   =============  ==============




The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Balance Sheets
(Unaudited)

(Dollars in Thousands)


                                                            ASSETS
                                                                                           March 26,            June 26,
                                                                                              2005                2004
                                                                                              ----                ----

Current assets:
   Cash and cash equivalents                                                           $             534   $           3,394
   Accounts receivable, trade                                                                        743               1,343
   Accounts receivable from Birds Eye Foods, Inc.                                                 12,161               7,783
   Current portion of Transitional Services receivable from Birds Eye Foods, Inc.                      0                  71
   Inventory                                                                                         328                   0
   Prepaid expenses and other current assets                                                         278                  10
                                                                                       -----------------   -----------------
         Total current assets                                                                     14,044              12,601
Fixed assets, net                                                                                     16                   0
Investment in Birds Eye Holdings LLC                                                              17,820              21,497
                                                                                       -----------------   -----------------
         Total assets                                                                  $          31,880   $          34,098
                                                                                       =================   =================






                                  LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
   Accounts payable                                                                    $             219   $             457
   Accrued interest                                                                                    2                  86
   Other accrued expenses                                                                             35                 833
   Amounts due members                                                                            14,557              12,077
   Stock subject to redemption                                                                       421                   0
                                                                                       -----------------   -----------------
         Total current liabilities                                                                15,234              13,453
Long-term debt                                                                                         0               1,000
                                                                                       -----------------   -----------------
         Total liabilities                                                                        15,234              14,453
                                                                                       -----------------   -----------------
Commitments and contingencies
Class B cumulative redeemable preferred stock, liquidation preference $10 per share; authorized - 500,000 shares; issued and
  outstanding 0 and 10,768 shares, respectively                                                        0                 108
                                                                                       -----------------   -----------------
Common stock, par value $5, authorized - 5,000,000 shares; issued
  and outstanding 1,771,096 and 1,833,738 shares, respectively                                     8,856               9,169
                                                                                       -----------------   -----------------


Shareholders' and members' capitalization:
   Retained earnings allocated to members                                                          9,793               9,793
   Non-cumulative preferred stock, par value $25, authorized
     5,000,000 shares; issued and outstanding 27,981 and 28,297 shares, respectively                 701                 707
   Class A cumulative preferred stock, liquidation preference
     $25 per share, authorized 10,000,000 shares; issued and
     outstanding 4,789,891 and 4,789,575 shares, respectively                                    119,747             119,741
   Special membership interests                                                                   21,733              21,733
   Accumulated deficit                                                                          (139,339)           (136,912)
Accumulated other comprehensive (loss)/income:
   Unrealized (loss)/gain on hedging activity of equity investee                                     (62)                 89
   Minimum pension liability adjustment of equity investee                                        (4,783)             (4,783)
                                                                                       -----------------   -----------------
         Total shareholders' and members' capitalization                                           7,790              10,368
                                                                                       -----------------   -----------------
         Total liabilities and shareholders' and members' capitalization               $          31,880   $          34,098
                                                                                       =================   =================




The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)



                                                                                                  Nine Months Ended
                                                                                       -----------------------------------------

                                                                                            March 26,            March 27,
                                                                                              2005                 2004
                                                                                              ----                 ----

Cash Flows from Operating Activities:
   Net income                                                                          $           3,794    $            7,084
   Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
     Amortization of Transitional Services receivable                                                 71                   394
     Depreciation                                                                                      3                     0
     Gain from transaction with Birds Eye Foods, Inc. and related agreements                      (4,760)               (4,870)
     Equity in loss/(income) of Birds Eye Holdings LLC                                               286                (2,727)
     Change in assets and liabilities:
       Accounts receivable                                                                        (3,778)               (1,943)
       Accounts payable and other accrued expenses                                                (1,120)               (1,697)
       Amounts due members                                                                         2,480                 4,693
       Other assets and liabilities, net                                                            (596)                  (18)
                                                                                       -----------------    ------------------
Net cash (used in)/provided by operating activities                                               (3,620)                  916
                                                                                       -----------------    ------------------


Cash Flows from Investing Activities:
   Proceeds from Termination Agreement with Birds Eye Foods, Inc.                                  8,000                 8,000
   Purchase of property, plant and equipment                                                         (19)                    0
   Proceeds from investment in CoBank                                                                  0                    44
                                                                                       -----------------    ------------------
Net cash provided by investing activities                                                          7,981                 8,044
                                                                                       -----------------    ------------------

Cash Flows from Financing Activities:
   Borrowing on line-of-credit                                                                         0                     0
   Payments on long-term debt                                                                     (1,000)                 (200)
   Repurchases of common stock, net                                                                    0                   (42)
   Cash dividends paid                                                                            (6,221)               (6,063)
                                                                                       -----------------    ------------------
Net cash used in financing activities                                                             (7,221)               (6,305)
                                                                                       -----------------    ------------------

Net change in cash and cash equivalents                                                           (2,860)                2,655
Cash and cash equivalents at beginning of period                                                   3,394                   367
                                                                                       -----------------    ------------------
Cash and cash equivalents at end of period                                             $             534    $            3,022
                                                                                       =================    ==================


The accompanying notes are an integral part of these condensed financial statements.

                            PRO-FAC COOPERATIVE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES

Description of Business: Pro-Fac Cooperative, Inc. ("Pro-Fac" or "the Cooperative") is a New York agricultural cooperative corporation operating in one segment, the marketing of crops grown by its members.

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

See NOTE 2. "Agreements with Birds Eye Foods" under "Notes to Condensed Financial Statements" for additional disclosures regarding agreements with Birds Eye Foods.

Basis of Presentation: The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation. Accounting for the Cooperative's investment in Holdings LLC is based upon financial information provided by Holdings LLC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included in the interim unaudited financial statements presented in this Form 10-Q. Operating results for the period ended March 26, 2005 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 26, 2004.

Inventory: Beginning in fiscal year 2005, the Cooperative supplied cherries to another cooperative which markets the cherries. Title remains with the Cooperative until the inventory is sold to third parties. Inventory and an equal amount due member-growers is recorded at estimated cost.

Fixed Assets, Net: Fixed assets, which consist of office and computer equipment, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.

Commercial Market Value Adjustment: In January 2003, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac decided to deduct one (1) percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. Accordingly, the one (1) percent CMV deduction was withheld from the July 2003 and the July 2004 CMV payments. In evaluating the Cooperative's operations and anticipated cash flow needs and available sources of cash flow, the Board of Directors of Pro-Fac may determine that similar action should be taken with respect to CMV payable to Pro-Fac's member-growers for subsequent growing seasons.

Equity Method of Accounting: Pro-Fac accounts for its investment in Holdings LLC under the equity method of accounting. Under the equity method of accounting, Pro-Fac records its share of the income or loss of Holdings LLC available to common unit holders based on its ownership percentage. The income or loss of Holdings LLC available to common unit holders is adjusted by subtracting the preferred return on Holdings LLC's preferred units and the accretion thereon and adding the expense recorded by Holdings LLC related to termination payments, as described below. Pro-Fac's share of this income or loss is reflected as "Equity in income/(loss) of Birds Eye Holdings LLC" on Pro-Fac's statement of operations. The "Investment in Birds Eye Holdings LLC" on Pro-Fac's balance sheet is also increased for Pro-Fac's share of income of Holdings LLC and decreased for Pro-Fac's share of losses of Holdings LLC.

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

Also under the equity method, Pro-Fac records a portion of termination payments received as a result of the Transaction as "Gain from transaction with Birds Eye Foods, Inc. and related agreements" on Pro-Fac's statement of operations. The portion of termination payments recorded in the statement of operations is based on the percentage of Birds Eye Foods indirectly owned by Vestar and unrelated parties which is currently approximately 59.56 percent. The remaining portion of termination payments received, currently approximately 40.44 percent, is recorded as a reduction in Pro-Fac's investment in Holdings LLC because of Pro-Fac's continuing ownership interest in Holdings LLC.

The following schedule sets forth summarized financial information of Holdings LLC for the periods indicated (dollars in thousands):



                                                             Three Months Ended                         Nine Months Ended
                                                  ---------------------------------------  ---------------------------------------
                                                       March 26,            March 27,            March 26,            March 27,
                                                         2005                 2004                 2005                 2004
                                                         ----                 ----                 ----                 ----

Net sales                                         $         211,600    $         198,196    $         655,417    $         644,526
Gross profit                                                 41,533               45,961              140,810              150,857
Income from continuing operations                             2,599                7,532               19,105               22,657
Net income                                                    2,599                8,002               19,105               23,123




At March 26, 2005, Holdings LLC had $200.5 million of preferred units issued and outstanding which accrue a preferred return at the rate of 15 percent per annum compounded quarterly, based on a 360 day year. At March 26, 2005, the preferred units had accrued payment-in-kind dividends since issuance of approximately $62.1 million which amount is included in the total preferred units outstanding. The preferred units are subject to redemption at the option of at least a majority of the preferred unitholders upon an initial public offering of Holdings LLC or any subsidiary, upon the sale of Holdings LLC or after August 19, 2010. The preferred units may also be redeemed at the option of Holdings LLC after August 19, 2005 at a premium. At the time of issuance of the preferred units, $3.9 million in fees were charged against the proceeds received by Holdings LLC from the sale of the preferred units. Holdings LLC is accreting the preferred units up to their redemption value through transfers from retained earnings using the effective interest method to the date of earliest redemption. At March 26, 2005, Pro-Fac owned 40.44 percent of the remaining common equity interest in Holdings LLC. The preferred return on Holdings LLC's preferred units and the accretion thereon and expense related to termination payments, aggregating $6.9 million and $19.8 million, net, for the three and nine months ended March 26, 2005 and $5.7 million and $16.3 million, net, for the three and nine months ended March 27, 2004, respectively, are taken into account in determining Pro-Fac's share of the earnings of Holdings LLC under the equity method of accounting.

Tax provision: On June 11, 2003, the Cooperative received notification from the Internal Revenue Service that effective August 19, 2002 the Cooperative qualified for tax exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions (such as dividends paid on its common and preferred stock). For periods after August 19, 2002, the Cooperative uses these special deductions and patronage distributions to reduce the Cooperative's taxable income to zero.

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

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage is recorded as a reduction of Pro-Fac's investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the transaction with Birds Eye Foods in the period it is received. Accordingly, in the first nine months of fiscal 2005 and fiscal 2004, Pro-Fac recognized approximately $4.8 million and $4.9 million, respectively, as gain from transaction with Birds Eye Foods, Inc.

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

In fiscal 2003, Pro-Fac recorded the estimated value of the services provided to it under the Transitional Services Agreement, $1.0 million, as services receivable and proceeds from the Transaction, prior to elimination of 40.72 percent of the amount of Pro-Fac's investment in Holdings LLC. This estimated value of the services received by the Cooperative was amortized to expense over the term of the Transitional Services Agreement. Amortization expense was approximately $0.1 million and $0.4 million for the nine month periods ended March 26, 2005 and March 27, 2004, respectively.

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


NOTE 3.       DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a Credit Agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. Amounts borrowed and accrued interest are required to be paid only upon sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holdings LLC or one of more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. Pro-Fac elected not to borrow $1.0 million which was available during the second year of the Credit Agreement and, during the quarter ended December 25, 2004, repaid the $1.0 million borrowed during the first year, reducing the maximum amount which may be borrowed to $3.0 million. As of March 26, 2005, no amount was outstanding under the Credit Facility. As of June 26, 2004, the principal amount outstanding under the Credit Facility was $1.0 million.

Line of Credit : The Cooperative may borrow up to $2.0 million under the terms of a line of credit (the "M&T Line of Credit") from Manufacturers and Traders Trust Company ("M&T Bank"). As of March 26, 2005 and June 26, 2004 there were no borrowings outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at .75 percent per annum above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be paid down to zero during each year by July 15, and maintained for a minimum of 60 consecutive days. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. However, the collateral does include any distributions from the common units and cash payments made by Birds Eye Foods to the Cooperative.


NOTE 4.       COMMON STOCK AND CAPITALIZATION

In the event of liquidation, the relative preference of Pro-Fac's outstanding securities is as follows: first retains, then all classes of preferred stock, pari pasu, then common stock and, finally, special membership interests.

The Cooperative's common stock is owned by its members. The number of shares of common stock owned by a Pro-Fac member-grower is based upon the quantity and type of crops to be marketed through Pro-Fac by the member-grower. If a member-grower ceases to be a producer of agricultural products that are marketed through the Cooperative, then the member-grower must sell its shares of Pro-Fac common stock to another grower that is acceptable to the Cooperative. Additionally, member-growers desiring to adjust quantities of crops marketed through Pro-Fac may either offer to sell or purchase shares of Pro-Fac common stock.

If the selling member-grower is unable to find a qualified grower to purchase its shares of Pro-Fac common stock, the member-grower must, upon notification from the Cooperative, sell its shares of common stock to the Cooperative for cash at the par value thereof plus any dividends thereon which have been declared but remain unpaid.

At its January 2005 board meeting, the Pro-Fac Board of Directors adopted a moratorium on Pro-Fac exercising its right to repurchase shares of common stock from member-growers, except for shares of Pro-Fac common stock previously scheduled to be repurchased in April 2005 in accordance with past practice and for specified delivery performance related stock repurchases which will be considered by the Board of Directors on a case-by-case basis.

NOTE 5.       OTHER MATTERS

Legal Matters: The Cooperative is party to various legal proceedings from time to time in the normal course of its business. In the opinion of management, any liability that might be incurred upon the resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Cooperative's business, financial condition, or results of operations. The Cooperative maintains general liability insurance coverage in amounts deemed to be adequate by the Board of Directors.

Guarantees and Indemnifications: Pro-Fac guarantees certain obligations of Birds Eye Foods. Following is a schedule of obligations guaranteed by Pro-Fac at March 26, 2005:


(Dollars in Millions)


                                                               Amounts
                                                              Committed                       Expiration
                                                             -----------                    --------------
Senior Subordinated Notes - 11 7/8 Percent                      $   52.4                    November 2008
Subordinated Promissory Notes                                   $   38.8                    November 2008




Pro-Fac is a guarantor, under an Indenture dated November 18, 1998, between Birds Eye Foods, the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc., as trustee, which Indenture was amended by a First Supplemental Indenture dated July 22, 2002, among Birds Eye Foods, the Guarantors named therein and The Bank of New York (as successor trustee to IBJ Schroder Bank & Trust Company), as trustee, and as further amended by a Second Supplemental Indenture dated March 1, 2003, of Birds Eye Foods' obligations under its 11 7/8 percent Senior Subordinated Notes issued in fiscal 1999 in the original aggregate principal amount of $200.0 million, which is due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semi-annually in arrears on May 1 and November 1. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the 11 7/8 percent Senior Subordinated Notes, including the payment in full when due of all principal and interest on the 11 7/8 percent Senior Subordinated Notes at maturity or otherwise and, in the event of any extension of time of payment or renewal of any of the 11 7/8 percent Senior Subordinated Notes, that the Notes will be promptly paid in full when due pursuant to the terms of any such extension or renewal. In the event of a shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the 11 7/8 percent Senior Subordinated Notes. As of March 26, 2005, the outstanding loan amount subject to the Cooperative's guarantee included principal of $50.0 million and accrued interest of $2.4 million.

As partial consideration for the acquisition in fiscal 1999 of the frozen and canned vegetable business of Dean Foods Company, Birds Eye Foods issued to Dean Foods a Subordinated Promissory Note for $30.0 million due November 22, 2008. The Subordinated Promissory Note is currently owned by GLK, LLC, a New York limited liability company, whose members are Birds Eye Foods and GLK Holdings, Inc., which is a wholly owned subsidiary of Birds Eye Foods. Pro-Fac guarantees Birds Eye Foods' obligations under that Note. Interest on the Subordinated Promissory Note accrued quarterly in arrears, commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and accrues at a rate of 10 percent thereafter. Interest accrued through November 22, 2003 was paid in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Interest accruing after November 22, 2003 is payable in cash. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the Subordinated Promissory Notes, including the payment in full when due of all principal and interest on the Notes. In the event of a shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the Notes. As of March 26, 2005, the outstanding loan amount subject to the Cooperative's guarantee included principal of $38.8 million.

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

NOTE 6.       SUBSEQUENT EVENTS

Subsequent to March 26, 2005, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. These dividends approximate $2.1 million and were paid on April 30, 2005.

During the quarter ended March 26, 2005, the Cooperative also declared an annual dividend of $1.00 per share on its Class B cumulative preferred stock and announced that it would redeem all issued and outstanding shares of such class at a redemption price of $10 per share. On April 1, 2005, the Cooperative paid an aggregate of approximately $119,000 to holders of record on March 15, 2005 of shares of Class B cumulative preferred stock which amount included both the $1.00 per share dividend and $10 per share redemption price.

On April 1, 2005, the Cooperative repurchased 62,642 common shares for approximately $313,000.

The redemption cost of shares redeemed on April 1, 2005, is classified as a liability at March 26, 2005.

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

O the value of the Cooperative's investment in Holdings LLC is impacted by the Holdings LLC preferred units. The preferred units have priority over the Cooperative's common units in Holdings LLC. The preferred units are accruing a preferred return at a rate of 15 percent per annum compounding quarterly. At March 26, 2005, Holdings LLC had $200.5 million of preferred units issued and outstanding, including approximately $62.1 million of payments-in-kind dividends on such preferred units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac's financial condition and results of operations in the third quarter and first nine months of fiscal 2005 as compared to the third quarter and first nine months of fiscal 2004. This section should be read in conjunction with Part I,
Item 1, Financial Statements of this Report.

    RESULTS OF OPERATIONS - THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2005

Equity in income of Holdings LLC: For the quarter ended March 26, 2005, the Cooperative recognized a loss of approximately $1.8 million from its investment in Holdings LLC, as compared to income of approximately $0.9 million in the comparable period in fiscal 2004. The change results primarily from a decrease in the net income of Holdings LLC and increases in the preferred return on Holdings LLC preferred units due to compounding of accrued payment-in-kind preferred dividends. Holdings' operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary. Birds Eye Foods is a voluntary filer with the Securities and Exchange Commission. Birds Eye Foods' periodic report equivalents are available at the SEC's website: www.sec.gov.

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

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage are recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining portion of payments received is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the third quarter of both fiscal 2005 and fiscal 2004, Pro-Fac recognized approximately $1.2 million as additional gain from the receipt of termination payments ($2.0 million on each of January 1, 2005 and January 1, 2004).

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members which result in margin being earned by the Cooperative. Margin was earned in the third quarter of fiscal 2005. No margin was earned in the third quarter of fiscal 2004.

Commercial market value adjustment: In January 2003, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac decided to deduct one (1) percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. Accordingly, one (1) percent of CMV was withheld from the July 2004 CMV payments for the 2003 growing season. The one (1) percent deduction for the 2003 growing season resulted in a minor amount of income for the third quarter of fiscal 2004.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.3 million for the quarter ended March 26, 2005, as compared to $0.4 million in the comparable fiscal 2004 period.

            RESULTS OF OPERATIONS - FIRST NINE MONTHS 2004 COMPARED
                           TO FIRST NINE MONTHS 2005

Equity income from Holdings LLC: For the nine months ended March 26, 2005, the Cooperative recognized a loss of approximately $0.3 million from Holdings LLC, as compared to income of approximately $2.7 million in the comparable period in 2004. The change results primarily from a decrease in the net income of Holdings LLC and increases in the preferred return on Holdings LLC preferred units due to compounding of accrued payment-in-kind preferred dividends. Holdings' operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary. Birds Eye Foods is a voluntary filer with the Securities and Exchange Commission. Birds Eye Foods' periodic report equivalents are available at the SEC's website: www.sec.gov.

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

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's ownership percentage in Holdings LLC is recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining payments are recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the first nine months of fiscal 2005 and fiscal 2004, Pro-Fac recognized approximately $4.8 million and $4.9 million, respectively, as gain from transaction with Birds Eye Foods, Inc.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members which result in margin being earned by the Cooperative. The Cooperative earned $0.2 million in margin during the nine months ended March 26, 2005. No amount was earned in fiscal 2004.

Commercial market value adjustment: In January 2003, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac authorized the deduction of one (1) percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The one (1) percent CMV deduction was withheld from the July 2004 CMV payments. The one (1) percent deduction for the 2003 growing season resulted in approximately $0.7 million of income for the first nine months of fiscal 2004.

Selling, administrative, and general expenses: Selling, administrative, and general expenses totaled $0.9 for each of the nine months periods ended March 26, 2005 and March 27, 2004.

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

Pro-Fac markets and sells its members' crops to food processors, including Birds Eye Foods. Under the provisions of Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross Versus Net as an Agent", the Cooperative records activity between Birds Eye Foods and other customers, itself and its members on a net basis, recording neither sales nor cost of sales.

Pro-Fac accounts for its investment in Holdings LLC under the equity method of accounting. Under the equity method of accounting, Pro-Fac records its share of the income or loss of Holdings LLC available to common unit holders based on its ownership percentage. The earnings or loss of Holdings LLC available to common unit holders is adjusted by subtracting the preferred return on Holdings LLC's preferred units and the accretion thereon and adding the expense recorded by Holdings LLC related to termination payments, as described below. Pro-Fac's share of these earnings or losses is reflected as "Equity in income/(loss) of Birds Eye Holdings LLC" on Pro-Fac's statement of operations. The "Investment in Birds Eye Holdings LLC" on Pro-Fac's balance sheet is also increased for income of Holdings LLC and decreased for losses of Holdings LLC.

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

Also under the equity method, Pro-Fac records a portion of termination payments received as a result of the Transaction as "Gain from transaction with Birds Eye Foods, Inc. and related agreements" on Pro-Fac's statement of operations. The portion of termination payments recorded in the statement of operations is based on the percentage of Birds Eye Foods indirectly owned by Vestar and unrelated parties which is currently approximately 59.56 percent. The remaining portion of termination payments received, approximately 40.44 percent, is recorded as a reduction in Pro-Fac's investment in Holdings LLC because of Pro-Fac's continuing ownership interest in Holdings LLC.

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

Net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, is used to pay Pro-Fac's operating expenses as well as to pay quarterly dividends on its capital stock and fund repurchases of its common stock. Dividends on Pro-Fac's preferred stock were $2.1 million in the third quarter of both fiscal 2005 and 2004. Dividends on Pro-Fac's preferred stock were $6.2 million and $6.1 million in the first nine months of fiscal 2005 and 2004, respectively.

From and after August 19, 2002 and through and including August 19, 2007, Pro-Fac's primary source of cash is expected to be the $10.0 million payable annually to Pro-Fac by Birds Eye Foods pursuant to the Termination Agreement. The final installment payment of $2.0 million pursuant to that agreement will be paid on April 1, 2007. Pro-Fac's other principal source of cash is the commercial market value or "CMV" payments made to it by Birds Eye Foods and other customers for crops sold pursuant to the Amended and Restated Marketing and Facilitation Agreement and other supply agreements. Although CMV payments are considered a potential source of cash to Pro-Fac, with the exception of the Board's decision to deduct 1 percent of CMV otherwise payable to its grower-members for crops delivered in fiscal years 2003 and 2004, Pro-Fac has typically paid 100 percent of CMV to its member-growers for crops delivered. Since such CMV payments are approximately equal to the cash Pro-Fac receives from its customers for its raw products, CMV payments are not a significant source of available cash from which Pro-Fac can pay operating expenses and quarterly dividends.

Subsequent to August 19, 2007 and prior to any sale (or dissolution) of Holdings LLC, Pro-Fac's primary source of cash is expected to be any annual distributions that may be made by Holdings LLC pursuant to the limited liability company agreement of Holdings LLC (the "Limited Liability Company Agreement"). The Limited Liability Company Agreement provides that, subject to any restrictions contained in any financing arrangements of Holdings LLC and/or Birds Eye Foods, after August 19, 2007, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units, including Pro-Fac. Assuming $24.8 million of annual distributions, and further assuming that Pro-Fac's distributable interest remains at 40.44 percent, Pro-Fac's annual distributable share would be approximately $10.0 million. Since Pro-Fac has no control over the management of Holdings LLC or Birds Eye Foods, there can be no assurances that any distributions will be made under the Limited Liability Company Agreement, or, if made, what the amount of such distributions will be, since distributions necessarily will depend upon, among other factors, Birds Eye Foods' future earnings, business plans and strategies and financial obligations.

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

Although Pro-Fac is pursuing increasing revenue through expanding its customer base and the types of products and/or services it offers, the actual amount of available cash that may be generated from Pro-Fac's expanded operations depends upon how successful Pro-Fac is in this effort, including controlling any associated costs. To date, Pro-Fac has had minimal success in expanding its customer base, resulting in only a modest amount of additional available cash. Any available cash generated from expanded products and/or services offerings by Pro-Fac is currently anticipated to be a secondary source of cash, and is not expected to provide a significant amount of available cash to fund Pro-Fac's operating expenses or quarterly dividend payments.

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

As of March 26, 2005, no amount was outstanding under the M&T Line of Credit.

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

A discussion of "Condensed Statement of Cash Flows" for the nine months ended March 26, 2005 follows:

Net cash used in operating activities of $3.6 million for the first nine months of fiscal 2005 represents a reduction in trade accounts payable and accrued expenses of $1.1 million, investment in inventory and other assets of $0.6 million, cash net operating expenses of $0.6 million, and an increase in accounts receivable, net of an increase in accounts payable of approximately $1.3 million due to the timing of cash receipts related to member-grower deliveries.

Net cash provided by investing activities for the first nine months of fiscal 2005 was $8.0 million. This amount primarily represents the receipt by the Cooperative of $8.0 million from Birds Eye Foods under the Termination Agreement.

Net cash used in financing activities of approximately $7.2 million represents dividends of approximately $6.2 million paid by the Cooperative during the first nine months of fiscal 2005 and repayment of $1.0 million of long-term debt.

In January 2003, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac authorized the suspension of annual dividends on the Cooperative's common stock for an indefinite period of time and the deduction of one (1) percent of the commercial market value ("CMV") otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The one (1) percent CMV deduction was withheld from the July 2003 and the July 2004 CMV payments. There was no CMV deduction in the first nine months of fiscal 2005. The 1 percent CMV deduction for the 2003 growing season resulted in approximately $0.7 million of income for the first nine months of fiscal 2004. The Board of Directors of Pro-Fac will consider, at least annually, whether similar action should be taken with respect to CMV payable to Pro-Fac's member-growers for subsequent growing seasons based on Pro-Fac's operations and anticipated cash flow needs.

Further, at its January 2005 board meeting, the Pro-Fac Board of Directors adopted a moratorium on Pro-Fac exercising its right to repurchase shares of common stock from member-growers, except for shares of Pro-Fac common stock previously scheduled to be repurchased in April 2005 in accordance with past practice and for specified delivery performance related stock repurchases which will be considered by the Board of Directors on a case-by-case basis.

Pro-Fac believes that its sources of cash described above will be sufficient to fund its operations and meet its cash requirements for at least the next 12 months. Pro-Fac's ability to fund these requirements will depend on Pro-Fac's future operations, performance and available cash and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond Pro-Fac's control.

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

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Pro-Fac's Principal Executive and Principal Financial Officer concluded that Pro-Fac's disclosure controls and procedures as of March 26, 2005 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The information called for by this Item is disclosed in NOTE 5. "Other Matters - Legal Matters" under "Notes to Condensed Financial Statements" in Part I, Item 1 of this Form 10-Q, and is incorporated herein by reference in answer to this Item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2005, the Cooperative issued shares of its Class A Cumulative Preferred Stock in exchange for shares of its Non-Cumulative Preferred Stock, on a share-for-share basis. Such exchange is exempt from registration under Section 3(a)(9) of the Securities Act of 1933. The date and amount of the exchange is set forth below:



                           Date                          Number of Shares                  Value of Shares (1)
                           ----                          ----------------                  ---------------

                     January 7, 2005                            316                           $     7,900



              (1) Based on liquidation preference.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) The regional annual membership meetings for the members of Pro-Fac were held as follows:


                         Date                              Region/District         City/State
                        -----                              ---------------         ----------
                    February 9, 2005                         I/1 and I/2       Rochester, New York
                    February 10, 2005                           II/1           Holland, Michigan
                    February 11, 2005                           II/2           Springfield, Illinois
                    February 16, 2005                            I/3           Johnstown, Pennsylvania
                    March 1, 2005                                III           Columbus, Nebraska
                    March 2, 2005                                IV            Wilsonville, Oregon
                    March 3, 2005                                IV            Mt. Vernon, Washington



            (b) James Vincent was elected and Bruce Fox, Kenneth Mattingly, and Paul Roe were re-elected directors for a three-year term as a result of the elections at the regional meetings held in February 2005. The following is a list of the remaining directors whose terms of office continued after the regional annual meetings.




                                    Name                                     Term Expires
                                   ----                                      ------------

                                    Peter Call                                   2006
                                    Robert DeBadts                               2006
                                    Steven Koinzan                               2006
                                    Allan Overhiser                              2006
                                    Darell Sarff                                 2006
                                    Charles Altemus                              2007
                                    Dale Burmeister                              2007
                                    Kenneth Dahlstedt                            2007



            (c) The only matter submitted to the Cooperative's members for action at the regional annual meetings was the election of directors. Following are the voting results from the regional meetings:



                                                     Votes Cast For               Votes Cast Against
                                                     --------------               ------------------
              James Vincent                                51                             43
              Bruce Fox                                    54                             45
              Kenneth Mattingly                            89                             0
              Paul Roe                                     29                             0


ITEM 6.       EXHIBITS

              Exhibits



            Exhibit Number                                             Description
            --------------    ---------------------------------------------------------------------------------------------------
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



                                                       PRO-FAC COOPERATIVE, INC.



Date:  May 9, 2005                    BY:   /s/Stephen R. Wright
       ------------                         -----------------------------------
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