Form 10-K
period 2005-06-25
PRO-FAC COOPERATIVE INC
filed 2005-09-23
CIK 202932

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    ---------
                                    Form 10-K
                                    ---------

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                     For the Fiscal Year Ended June 25, 2005

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

           For the Transition Period from           to
                                         ---------    ---------

                         Commission File Number 0-20539

                            PRO-FAC COOPERATIVE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         New York                                              16-6036816
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

      350 Linden Oaks, PO Box 30682, Rochester, NY             14603-0682
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). YES        NO   X
                                         -----     -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 126-2 of the Exchange Act). YES        NO   X
                                     -----     -----

     Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 25, 2004
                            Common Stock: $9,168,690
 (Based upon par value of shares since there is no market for the registrant's common stock)

           Number of common shares outstanding at September 15, 2005:
                             Common Stock: 1,771,096


                                  1 of 60 Pages

                   FORM 10-K ANNUAL REPORT - Fiscal Year 2005
                            PRO-FAC COOPERATIVE, INC.
                                TABLE OF CONTENTS

                                                                                                       PAGE
Cautionary Statement on Forward-Looking Statements and Risk Factors ...................................  3

                                     PART I

ITEM  1.    Description of Business
                General Development of Business........................................................   5
                Narrative Description of Business......................................................  10
ITEM  2.    Properties.................................................................................  11
ITEM  3.    Legal Proceedings..........................................................................  11
ITEM  4.    Submission of Matters to a Vote of Security Holders........................................  12

                                     PART II

ITEM  5.    Market for Registrant's Common Equity, Related Stockholder Matters
            and Issuer Purchases of Equity Securities..................................................  12
ITEM  6.    Selected Financial Data....................................................................  13
ITEM  7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......  15
ITEM  7A.   Quantitative and Qualitative Disclosures about Market Risk.................................  23
ITEM  8.    Financial Statements and Supplementary Data................................................  24
ITEM  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......  41
ITEM  9A.   Controls and Procedures....................................................................  42
ITEM  9B.   Other Information..........................................................................  42

                                    PART III

ITEM 10.    Directors and Executive Officers of the Registrant.........................................  43
ITEM 11.    Executive Compensation.....................................................................  45
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
            Matters....................................................................................  47
ITEM 13.    Certain Relationships and Related Transactions.............................................  49
ITEM 14.    Principal Accountant Fees and Services.....................................................  50

                                     PART IV

ITEM 15.    Exhibits and Financial Statement Schedules.................................................  51
            Signatures.................................................................................  54

       CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management's current expectations and beliefs, all of which could be affected by the uncertainties and risk factors described below. The Cooperative's actual results could differ materially from those expressed or implied in the forward-looking statements. The risk factors that could impact the Cooperative include:

o the Cooperative's ability to pay dividends is dependent upon, among other factors, capital surplus, its future earnings and its available cash. While the Cooperative prepares its financial statements using generally accepted accounting principles, which are based primarily on historical cost, it determines its capital surplus under applicable state law. Under New York Law, capital surplus is the amount by which the fair value of the Cooperative's assets exceed the total of its liabilities and the par value of its capital stock. For the fiscal quarter ended June 25, 2005, the Cooperative's Board of Directors determined that capital surplus was available based upon evidence of the fair market value of the Cooperative's principal asset, its investment in Birds Eye Holdings LLC, a Delaware limited liability company ("Holdings LLC"), and the parent of Birds Eye Foods, Inc., a Delaware corporation ("Birds Eye Foods"). There can, however, be no assurance that the value of the Cooperative's assets, including its investment in Holdings LLC, will be sufficient to support a determination of capital surplus in the future. Absent sufficient capital surplus, the Cooperative will be prohibited from paying dividends. Factors that may influence the fair market value of the Cooperative's investment in Holdings LLC, include the financial condition and results of operations of Birds Eye Foods. The financial statements of Holdings LLC as of and for the year ended June 25, 2005 are attached to this report as Exhibit 99.

     As is discussed in "Liquidity and Capital Resources" in Part II, Item 7 of this Report, the Cooperative's principal use of available cash is the payment of dividends and, while the Cooperative currently believes its sources of cash are sufficient to fund the Cooperative's operations and meet its cash requirements, including payments of dividends, at least through June 2006, there can be no assurance as to the declaration of future dividends, or the rate at which dividends may be paid, since they necessarily depend upon Pro-Fac's future operations, performance and cash flow;

o the value of the Cooperative's investment in Holdings LLC is also impacted by the rights and preferences of Holdings LLC's preferred units. As is discussed in "Description of Business - General Development of Business - Limited Liability Company Agreement of Holdings LLC" in Part I, Item 1 of this Report and in "NOTE 1. Description of Business and Summary of Significant Accounting Policies" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report, the holders of Holdings LLC's preferred units have priority over the holders of Holdings LLC's common units with respect to, among other things, preferred returns on their investment in Holdings LLC. The Cooperative owns Class B common units of Holdings LLC. The preferred units accrue a preferred return equal to 15 percent per annum of the preferred unit holders' preferred capital contributions (less distributions, if any, made in respect of such preferred units), compounded quarterly. At June 25, 2005, Holdings LLC had $210.8 million of preferred units issued and outstanding, including approximately $72.4 million of payments-in-kind dividends on such preferred units. Based on Holdings LLC's outstanding preferred units at June 25, 2005, and assuming that the preferred return is not paid and the preferred units are not redeemed, the preferred units would have an approximate future redemption value, including the compounded preferred return, as of the end of fiscal years as follows:

                              (Dollars in Millions)

                           2006               $244.2
                           2007                283.0
                           2008                327.9
                           2009                379.9
                           2010                440.1

o Beginning August 19, 2005, Holdings LLC has the option to redeem all, but not less than all, of its preferred units outstanding at a premium;

o the Cooperative's primary source of cash is $10.0 million in payments received annually by the Cooperative from Birds Eye Foods under the Termination Agreement described in "Description of Business - General Development of Business - Termination Agreement" in Part I, Item 1 of this Report and in "NOTE 1. Description of Business and Summary of Significant Accounting Policies" under "Notes to Consolidated Financial Statements" in
     Part II, Item 8 of this Report. The last payment to the Cooperative under the Termination Agreement is an installment of $2.0 million payable on April 1, 2007. In the event the Cooperative is unable to replace the $10.0 million source of cash under the Termination Agreement either through distributions from its investment in Holdings LLC or increased revenue, the Cooperative's ability to fund its future operations and to pay dividends will be negatively impacted (see the discussion of "Liquidity and Capital Resources" in Part II, Item 7 of this Report for a better understanding of the Cooperative's sources and uses of cash);

o the Cooperative's largest asset is its investment in Holdings LLC. Pro-Fac owns approximately 40.46 percent of the outstanding common units of Holdings LLC, which are subordinate to the rights and preferences of Holdings LLC's outstanding preferred units. As a minority owner, Pro-Fac has no control over the management of the affairs of Holdings LLC or Birds Eye Foods, including whether annual distributions will be made under the Limited Liability Company Agreement of Holdings LLC described in "Description of Business - General Development of Business - Limited Liability Company Agreement of Holdings LLC" in Part I, Item 1 of this Report and in "NOTE 1. Description of Business and Summary of Significant Accounting Policies" under "Notes to Consolidated Financial Statements" in
     Part II, Item 8 of this Report. In the event the Cooperative does not receive anticipated distributions under the Limited Liability Company Agreement, the resulting reduction in its available cash will have a material adverse effect on Pro-Fac's financial condition (see the discussion under the heading "Liquidity and Capital Resources" section in
     Part II, Item 7 of this Report);

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

Crops marketed by Pro-Fac include fruits (cherries, apples, blueberries, and peaches), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, asparagus and potatoes) and popcorn. Only growers of crops marketed through Pro-Fac (or associations of such growers) can become members of Pro-Fac. A grower becomes a member of Pro-Fac through the purchase of common stock. Pro-Fac members deliver raw product for sale and processing at the facilities of Birds Eye Foods and other customers. Birds Eye Foods is a producer and marketer of processed food products and, until consummation of the Transaction on August 19, 2002 described below, a wholly-owned subsidiary of Pro-Fac. As of June 25, 2005, there were approximately 495 Pro-Fac members, consisting of individual growers or associations of growers, located principally in the states of New York, Delaware, Pennsylvania, Illinois, Michigan, Washington, Oregon, Iowa, Nebraska and Florida. In fiscal 2005, the Cooperative ceased marketing leafy greens and redeemed the shares of Pro-Fac common stock held by its member-growers in Georgia.

Pro-Fac member-growers are paid their allocable share of the Cooperative's patronage income for crops delivered by them to Pro-Fac. Pro-Fac's patronage income equals the Cooperative's gross receipts derived from sources that under law qualify as patronage income, including income from the sale of raw products and all income from other patronage sources, less Pro-Fac's expenses attributable to the production of patronage income. Pro-Fac's expenses attributable to the production of patronage income, as defined, include overhead, interest, dividends on capital stock, maintenance, depreciation, obsolescence, bad debts, taxes and other proper costs, all as determined by the Cooperative's Board of Directors. Each member's pro rata share of the patronage proceeds is determined annually based upon each member's share of the year's total commercial market value ("CMV"). Commercial market value is the weighted average price paid by commercial processors for the same or similar crops, used for the same or similar purposes, in the same or similar marketing areas. In any year in which patronage proceeds exceed CMV, the members will be paid or allocated their pro rata portion of the excess patronage income. Similarly, if in any year the patronage proceeds are less than CMV, then the CMV paid to each member as the purchase price for his crop shall be reduced by his share of the loss for the year. The Cooperative's bylaws require it to pay or allocate to each member his pro rata share of patronage income within 8 1/2 months after the end of the Cooperative's fiscal year, unless the Cooperative's Board of Directors takes action in accordance with its bylaws to withhold all or a portion of patronage income. A portion of the patronage income payable to Pro-Fac's members may be retained by the Cooperative for use as working capital or for other general corporate purposes. Retained patronage income is characterized as qualified retains.

Under the Internal Revenue Code, Pro-Fac is permitted to deduct, for federal income tax purposes, the entire amount of retained patronage proceeds allocated (but not yet distributed) to its members, provided certain requirements are met. If all of these requirements are met, the retained patronage income constitutes a qualified retain. Retained patronage income not meeting the requirements constitutes a non-qualified retain and is not deductible for income tax purposes.

Pro-Fac's bylaws require the Cooperative to pay or account annually to its members for their crops, on a cooperative basis, in cash and through the allocation of qualified retains as Pro-Fac's Board of Directors determines. Historically, patronage proceeds in excess of CMV, after payment of dividends on our capital stock, have been paid to Pro-Fac members partially in cash and partially in the form of retains.

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

Pro-Fac's management believes a summary background of the relationship between Pro-Fac and Birds Eye Foods prior to the closing of the Transaction is useful in understanding the impact of the Transaction on Pro-Fac's current business. On November 3, 1994, Pro-Fac acquired Birds Eye Foods, and upon consummation of that acquisition Pro-Fac and Birds Eye Foods entered into a marketing and facilitation agreement (the "Marketing and Facilitation Agreement"), which governed the crop supply and purchase relationship between Pro-Fac and Birds Eye Foods. Under the Marketing and Facilitation Agreement, Pro-Fac provided crops and financing to Birds Eye Foods, Birds Eye Foods provided marketing and management to Pro-Fac, and Pro-Fac shared in the profits and losses of Birds Eye Foods. The terms of the Marketing and Facilitation Agreement provided for the payment by Birds Eye Foods to Pro-Fac of the CMV for all crops supplied by Pro-Fac. CMV is the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area.

The Transaction: On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac, Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company, consummated the following transactions (which are referred to in this Report collectively as the "Transaction"):

(i) Pro-Fac contributed to the capital of Holdings LLC, all of the shares of Birds Eye Foods common stock owned by Pro-Fac, constituting 100 percent of the issued and outstanding shares of Birds Eye Foods capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72 percent common equity ownership at the Closing Date;

(ii) Vestar/Agrilink Holdings LLC and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units and Class A common units and warrants, which warrants were immediately exercised to acquire additional Class A common units representing 56.24 percent of the common equity of Holdings LLC at the Closing Date, inclusive of the additional Class A common units issued to Vestar upon its exercise of the warrants. The co-investors are either under common control with, or delivered an unconditional voting proxy to, Vestar. The Class A common units entitle Vestar to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units;

(iii) Immediately following Pro-Fac's contribution of its shares of Birds Eye Foods common stock to Holdings LLC, Holdings LLC contributed those shares to Birds Eye Holdings Inc., ( "Holdings Inc.") a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC. As a result, Birds Eye Foods became an indirect, wholly-owned subsidiary of Holdings LLC; and

(iv) Certain Birds Eye Foods management members including Stephen R. Wright, then the General Manager and Secretary of Pro-Fac, entered into subscription agreements with Holdings LLC to acquire (using a combination of cash and promissory notes issued to Holdings LLC) an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04 percent of the common equity ownership at the Closing Date. Mr. Wright, together with the other members of Birds Eye Foods management who are owners of Holdings LLC common units, Pro-Fac and Vestar, are parties to a Securityholders Agreement and a Limited Liability Company Agreement which agreements are described below in this discussion of the "General Development of Business".

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

Payments under the Termination Agreement are considered additional consideration related the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage is recorded as a reduction of Pro-Fac's investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the transaction with Birds Eye Foods in the period it is received. Accordingly, in fiscal 2005 and fiscal 2004, Pro-Fac recognized approximately $6.0 million and $6.1 million, respectively, as gain from transaction with Birds Eye Foods.

(ii) Amended and Restated Marketing and Facilitation Agreement: Pro-Fac and Birds Eye Foods are parties to an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Pursuant to the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods buys crops from Pro-Fac grown by Pro-Fac's members. Birds Eye Foods pays Pro-Fac the CMV of the crops supplied in installments corresponding to the dates payment is made by Pro-Fac to its members for the delivered crops. Birds Eye Foods makes estimated CMV payments to Pro-Fac for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac meet with Birds Eye Foods management to establish CMV or receivable guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. The Amended and Restated Marketing and Facilitation Agreement also provides that Birds Eye Foods will provide Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, until August 19, 2007, Birds Eye Foods will provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Birds Eye Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Birds Eye Foods).

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which it will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount or (ii) a defined target percentage of Birds Eye Foods' needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages were set based upon the needs of Birds Eye Foods in the 2002 crop year (fiscal 2003). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. After August 19, 2005, the aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $10.0 million over the term of the agreement.

Unless terminated earlier, the Amended and Restated Marketing and Facilitation Agreement will continue in effect until August 19, 2012. Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement prior to August 19, 2012 upon the occurrence of certain events, including in connection with a change in control transaction affecting Birds Eye Foods or Holdings Inc. Prior to August 19, 2005, in the event Birds Eye Foods terminated the Amended and Restated Marketing and Facilitation Agreement as a result of a change in control transaction, Birds Eye Foods was required to pay Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, before August 19, 2005, Birds Eye Foods sold one or more portions of its business, and if the purchaser did not continue to purchase the crops previously purchased by Birds Eye Foods with respect to the transferred business, then such failure would have been taken into consideration when determining if Birds Eye Foods is required to make any shortfall payments to Pro-Fac. After August 19, 2005, Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement as a result of a change in control transaction without payment of the $20.0 million termination fee and Birds Eye Foods may sell portions of its business and the volumes of crop purchases previously made by Birds Eye Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

(iii) Credit Agreement. Birds Eye Foods and Pro-Fac entered into a credit agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility"). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. For additional information about the Credit Agreement and the terms of the Credit Facility, see "NOTE 3. Long-Term Debt" under "Notes to Consolidated Financial Statements" in
Part II, Item 8 of this Report.

(iv) Limited Liability Company Agreement of Holdings LLC. Pro-Fac and Vestar, together with others, including Mr. Wright, Pro-Fac's General Manager, Chief Executive Officer and Chief Financial Officer, are parties to a limited liability company agreement dated August 19, 2002 (as amended from time to time, the "Limited Liability Company Agreement") that contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC.

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

Prior to August 19, 2005, distributions of assets by Holdings LLC in excess of the amount necessary to pay preferred unit holders their current preferred returns in full requires the consent of the preferred unit holders holding at least a majority of the preferred units. A preferred unit holder's preferred return is equal to 15 percent per annum of the preferred unit holder's preferred capital contributions, less distributions made in respect of such preferred units. The preferred return accrues on a daily basis and compounds quarterly (3.75 percent quarterly). In the event of a dissolution, Holdings LLC's assets (after payment of debts and obligations) will be distributed to its members in accordance with the above distribution schedule.

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

Further, under the Limited Liability Company Agreement, the management committee of Holdings LLC is authorized to issue up to 16,000 Class C common units and up to 16,000 Class D common units. The Limited Liability Company Agreement further provides that the holders of a majority of the total voting power of the outstanding Class A, Class B and Class E common units can cause Holdings LLC to create and issue additional units, provided no such issuance would adversely affect the relative economic rights of the holders of Class A, Class B, Class C and Class D common units and further subject to the amendment provisions of the Limited Liability Company Agreement. The Limited Liability Company Agreement provides, in part, that the management committee of Holdings LLC can amend the Limited Liability Company Agreement to provide for the issuance of any other type of preferred unit, whether of an existing or new class, with the consent of the preferred unit holders, and to provide for the issuance of any other class of units or other securities, with the consent of each unit holder, if any, who would be adversely affected by such issuance as to any such unit holder's limited liability or as to the alteration of any such unit holder's rights to receive allocations or distributions unless such alterations of rights are in connection with a debt or equity financing, a restructuring, a recapitalization or other transaction in which Holdings LLC will receive an investment or contribution to its capital or in connection with the issuance of equity to employees or directors of Holdings LLC, its subsidiaries or to third party lenders. The issuance of additional common units will reduce the percentage ownership of the current holders of common units in Holdings LLC, including Pro-Fac. As of June 25, 2005, Pro-Fac owned 40.46 percent of the common equity of Holdings LLC through its ownership of 321,429 Class B common units.

(v) Securityholders Agreement: Holdings LLC, Pro-Fac and Vestar, together with others, including officers of Birds Eye Foods (the "Management Investors"), entered into a securityholders agreement dated August 19, 2002 (and as amended from time to time, the "Securityholders Agreement") containing terms and conditions relating to the transfer of membership interests in and the management of Holdings LLC. Among other things, the Securityholders Agreement includes a voting agreement pursuant to which the holders of common units agree to vote their common units to elect or cause to be elected to the respective management committees or boards of directors of Holdings LLC, Holdings, Inc. and Birds Eye Foods: (i) those individuals designated by Vestar to serve as members/directors, which shall represent the majority of such individuals to serve in such capacities, and by Pro-Fac, which shall designate two members/directors, and (ii) the chief executive officer of Birds Eye Foods who shall serve as a member/director.

The voting agreement further provides that the holders of common units shall vote their common units as directed by Vestar with respect to the approval of any amendment(s) to the Limited Liability Company Agreement, the merger, unit exchange, combination or consolidation of Holdings LLC, the sale, lease or exchange of all or substantially all of the property and assets of Holdings LLC and its subsidiaries, including Birds Eye Foods, and the reorganization, recapitalization, liquidation, dissolution or winding-up of Holdings LLC, provided such action is not inconsistent with the Limited Liability Company Agreement or the Securityholders Agreement, and further provided such action shall not have a material adverse effect on a unit holder that would be borne disproportionately by such unit holder.

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

(vi) Transitional Services Agreement. Pro-Fac and Birds Eye Foods entered into a transitional services agreement (the "Transitional Services Agreement") dated as of the Closing Date, pursuant to which Birds Eye Foods provided Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Pursuant to its terms, the Transitional Services Agreement terminated on August 19, 2004. During the term of the Transitional Services Agreement, Mr. Wright, who served as the General Manager and Secretary of Pro-Fac, was employed by Birds Eye Foods, serving as executive vice president - investor relations of Birds Eye Foods. As an employee of Birds Eye Foods, Mr. Wright's salary was paid by Birds Eye Foods. Effective August 19, 2004, Mr. Wright and two other individuals previously employed by Birds Eye Foods became employees of Pro-Fac and ceased to be employed by Birds Eye Foods.

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

                  Financial Information About Industry Segments

Since August 19, 2002, Pro-Fac has conducted its business in only one business segment, the marketing of its members' crops, including raw fruits and vegetables. See Consolidated Statements of Operations, Allocation of Net Income/(Loss), and Comprehensive Income/(Loss) in Part II, Item 8 of this Report.

                        NARRATIVE DESCRIPTION OF BUSINESS

Pro-Fac is an agricultural cooperative that markets and sells its members' crops to food processors.

                               Pro-Fac's Business

Pro-Fac's principal products are discussed above in "General Development of Business".

                           Packaging and Distribution

The distribution activities of Pro-Fac are limited to the delivery of raw fruits and vegetables to its customers.

                              Raw Material Sources

Pro-Fac's primary source of crops for delivery to Birds Eye Foods and to other Pro-Fac customers is through Pro-Fac members.

                             Seasonality of Business

Pro-Fac's primary sources of income are derived from payments received under the terms of the Termination Agreement with Birds Eye Foods and income it recognizes from its investment in Holdings LLC, using the equity method of accounting. As previously described above under the heading "Description of Business - Termination Agreement", termination payments are not received ratably during the year, but are paid in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1 and April 1. Any recognition of income by the Cooperative from its investment in Holdings LLC is dependent on the financial condition and results of operations of Holdings LLC and, indirectly, on the results of operations of Birds Eye Foods, Holdings LLC's indirect, wholly-owed subsidiary.

Under the terms of the Amended and Restated Marketing Facilitation Agreement, Birds Eye Foods pays Pro-Fac CMV for its members' crops sold to Birds Eye Foods in installments corresponding to the payment by Pro-Fac to its members of CMV for the crops delivered. The timing of cash receipts from Pro-Fac's customers, other than Birds Eye Foods, does not always coincide with Pro-Fac's payment of CMV to its members and, accordingly, Pro-Fac may be required to pay CMV payable to its members using Pro-Fac's working capital or from short-term borrowings until payments are received from these customers.

                              Significant Customers

The CMV of crops delivered by Pro-Fac was approximately $65.1 million, $66.0 million and $56.8 million for the fiscal years ended June 25, 2005, June 26, 2004 and June 28, 2003, respectively. For the fiscal years ended June 25, 2005, June 26, 2004 and June 28, 2003, approximately 72%, 75% and 98%, respectively, of the crops purchased by Pro-Fac from its members were sold to Birds Eye Foods pursuant to the Amended and Restated Marketing and Facilitation Agreement.

                             Competitive Conditions

Pro-Fac is Birds Eye Foods' preferred supplier of raw product under the Amended and Restated Marketing and Facilitation Agreement. Accordingly, it is expected that Birds Eye Foods will continue to purchase a substantial portion of its raw product needs from Pro-Fac. The Cooperative competes with other cooperatives and individual growers for other customers with respect to the marketing and sale of its members' crops.

                                    Employees

At June 25, 2005, Pro-Fac had three full-time employees.

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

In connection with the Transaction, Pro-Fac and Birds Eye Foods entered into the Credit Agreement pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million. Pro-Fac is permitted to draw down up to $1.0 million per year under the $5.0 million Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third-party indebtedness of Birds Eye Foods. At June 25, 2005, no amount was outstanding under the Credit Agreement. For additional information about the Credit Agreement see the discussions under the heading "Liquidity and Capital Resources" in Part II, Item 7 of this Report and "NOTE 3. Long-Term Debt" under "Notes to Consolidated Financial Statements" in Part II,
Item 8 of this Report.

The Cooperative may borrow up to $2.0 million under the terms of a line of credit (the "M&T Line of Credit") with Manufacturers and Traders Trust Company ("M&T Bank"). As of June 25, 2005, no amount was outstanding under the M&T Line of Credit. For additional information about the M&T Line of Credit see the discussions under the heading "Liquidity and Capital Resources" in Part II, Item 7 of this Report and "NOTE 3. Long-Term Debt" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

                                  Environmental

As part of the Transaction, Pro-Fac agreed to indemnify Birds Eye Foods for certain environmental liabilities exceeding $200,000. This obligation, however, is only triggered once the aggregate of all liabilities subject to indemnification under the Unit Purchase Agreement (including those unrelated to environmental matters) exceeds $10 million.


ITEM 2. PROPERTIES

At June 25, 2005, Pro-Fac leases its principal offices which are located at 350 Linden Oaks, Rochester, New York and consist of 468 square feet of office space from Birds Eye Foods at an annual rate of $13,000 ($1,080 per month). Either Pro-Fac or Birds Eye Foods may terminate the sublease upon at least 30 days written notice. The rent payment is subject to a 3% annual increase on June 1.


ITEM 3. LEGAL PROCEEDINGS

The Cooperative is party to various legal proceedings from time to time in the normal course of its business. In the opinion of management, any liability that might be incurred upon the resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Cooperative's business, financial condition or results of operations. Further, no such proceedings are known to be contemplated by any governmental authorities. The Cooperative maintains general liability insurance coverage in amounts deemed to be adequate by the Board of Directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for the Cooperative's common stock. Only member-growers of the Cooperative can own shares of the Cooperative's common stock. As of June 25, 2005, there were 495 members of Pro-Fac holding shares of Pro-Fac common stock. At its January 2003 Board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac determined to suspend the payment of annual dividends on the Cooperative's common stock for an indefinite period of time.

During fiscal 2005, the Cooperative issued shares of its Class A cumulative preferred stock in exchange for shares of its non-cumulative preferred stock, on a share-for-share basis. Such exchanges are exempt from registration under section 3(a)(9) of the Securities Act of 1933 because the transaction involved an exchange with existing security holders in which no commission or other remuneration was paid or given for soliciting the exchange. The dates and amounts of the exchanges are set forth below:

                               Number of Shares
             Date              (share-for-share)       Value of Shares (1)
      --------------------    --------------------    ----------------------

      January 7, 2005                  316                 $   7,900

      April 8, 2005                     16                       400
                                 ---------                 ---------

            Total                      332                 $   8,300
                                 =========                 =========

(1) Based on liquidation preference of $25 per share

The New York Cooperative Law restricts the amount of annual dividends that Pro-Fac may pay on its shares of common stock to 12 percent per annum.

Additional information concerning dividends and related stockholder matters may be found in the following sections of this Report: "Cautionary Statements on Forward-Looking Statements and Risk Factors', "Selected Financial Data", and "Liquidity and Capital Resources" in Part II, Item 7, "Consolidated Statements of Cash Flows", "Consolidated Statements of Changes in Shareholders' and Members Capitalization and Redeemable Stock", in Part II, Item 8 of this Report and in "NOTE 5. Common Stock and Capitalization" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

The following table should be read in conjunction with Pro-Fac's financial statements, including notes thereto, included in Part II, Item 8 of this Report, and the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Report.

Pro-Fac's results of operations and financial condition for fiscal 2005, 2004 and fiscal 2003 are not comparable with those of fiscal 2002 and 2001. Subsequent to August 18, 2002, Pro-Fac no longer reports its financial information on a consolidated basis with Birds Eye Foods. Fiscal 2005 and 2004 represent complete fiscal years without consolidation and fiscal 2003 reflects a period of approximately forty-five weeks (August 19, 2002 through June 28, 2003) on an unconsolidated basis with Birds Eye Foods. The financial data below for fiscal 2002 and 2001 reflect Pro-Fac's operations on a consolidated basis with Birds Eye Foods.

(Dollars in Thousands, Except Capital Stock Data)

                                                                                        Fiscal Year Ended June
                                                                     ------------------------------------------------------
                                                                        2005      2004       2003        2002       2001(a)
                                                                        ----      ----       ----        ----       ----
Consolidated Statement of Operations:
Net sales (g)                                                        $     0   $     0   $103,726  $1,010,540   $1,177,280
Cost of sales                                                              0         0    (80,644)   (795,297)    (956,182)
                                                                     -------   -------   --------  ----------   ----------
Gross profit                                                               0         0     23,082     215,243      221,098
Equity income/(loss) from Holdings LLC                                (3,393)    3,872      2,134           0            0
Gain from Transaction with Birds Eye Foods, Inc.
   and related agreements                                              5,950     6,060     10,361           0            0
Margin on delivered product                                              153         0          0           0            0
Commercial market value adjustment                                         0       660        568           0            0
Selling, administrative, and general expense (post Transaction)       (1,086)   (1,139)    (1,433)          0            0
Selling, administrative, and general expense (pre Transaction)             0         0    (15,468)   (117,450)    (136,352)
Legal matters and settlement expenses                                   (144)     (273)    (3,720)          0            0
Other income                                                             168         0          0           0            0
Income from joint venture                                                  0         0        277       2,457        1,779
Gain from pension curtailment                                              0         0          0       2,472            0
Restructuring                                                              0         0          0      (2,622)           0
Goodwill impairment charge                                                 0         0          0    (179,025)           0
                                                                     -------   -------   --------  -----------  ----------
Operating income/(loss)                                                1,648     9,180     15,801     (78,925)      86,525
Interest income                                                           53        23         10           0            0
Interest expense                                                         (62)      (99)    (7,762)    (66,420)     (85,073)
                                                                     -------   -------   --------  ----------   ----------
Pretax income/(loss) before extraordinary item, dividends, and
   allocation of net income/(loss)                                     1,639     9,104      8,049    (145,345)       1,452
Tax (provision)/benefit                                                    0         0        (59)     28,561         (968)
                                                                     -------   -------   --------- ----------   ----------
Net surplus/(deficit)                                                $ 1,639   $ 9,104      7,990  $ (116,784)  $      484
                                                                     =======   =======   ========  ==========   ==========
Allocation of net income/(loss):
   Net income/(loss)                                                 $ 1,639   $ 9,104      7,990  $ (116,784)  $      484
   Dividends on common and preferred stock (b)                        (8,292)   (8,134)    (8,368)     (8,370)      (8,123)
                                                                     -------   -------   --------- ----------   ----------
   Net surplus/(deficit)                                              (6,653)      970       (378)   (125,154)      (7,639)
   Allocation (to)/from earned surplus/(accumulated deficit)           7,179      (970)       378     133,622        7,639
                                                                     -------   -------   --------  ----------   ----------
   Net income/(loss) available to members                            $   526   $     0          0  $    8,468   $        0
                                                                     =======   =======   ========  ==========   ==========
Allocation of net income/(loss) available to Class A members:
   Payable to Class A members currently (20%  of  qualified  net income/(loss) available to Class A members in fiscal
      2005 and 25% in fiscal 2002)                                   $   105   $     0          0  $    2,117   $        0
Allocated to Class A members but retained by the Cooperative:
   Qualified retains                                                     421         0          0       6,351            0
                                                                     -------   -------   --------  ----------   ----------
   Net income/(loss) available to Class A members                    $   526   $     0          0  $    8,468   $        0
                                                                     =======   =======   ========  ==========   ==========
   CMV related to Class A members                                    $65,139   $     0          0  $   71,733   $   69,013
                                                                     =======   =======   ========  ==========   ==========
   CMV related to Class B members                                        N/A       N/A        N/A         N/A        9,423
   Total income/(loss) allocated to Class A members
      as a percent of CMV(c)                                            0.80%    0.00%      0.00%        11.8%       0.00%
                                                                     ========  =======   ========  ===========  ==========
   Total income/(loss) allocated to Class B members
      at a percent of CMV(e)                                             N/A       N/A        N/A          N/A       0.00%
                                                                     =======   =======   ========  ===========  ==========
Balance Sheet Data:
   Working (deficit) capital                                         $(1,499)  $  (852)  $   (612) $  272,042   $  235,334
   Total assets                                                      $23,899   $34,320   $ 31,463  $  836,175   $1,069,645
   Class A common stock                                              $ 8,855   $ 9,169   $  9,636  $   10,193   $   11,287
   Class B cumulative redeemable Preferred Stock                     $     0   $   108   $    122  $      206   $      239
   Shareholders' and members' capitalization,
      redeemable  stock,  and common stock                           $11,229   $19,645   $ 19,408   $  24,505   $  153,315
   Long-term  debt and senior subordinated notes
      (excludes current portion)                                     $     0   $ 1,000   $  1,200   $ 623,057   $  631,128
   Capital Stock Data
     Cash dividends paid per share:
       Class A Common                                                $     0   $  0.00   $    .25  $      .25   $      .25
       Non-Cumulative Preferred stock                                $  1.50   $  1.50   $   1.50  $     1.50   $     1.50
       Class A Cumulative Preferred stock                            $  1.72   $  1.72   $   1.72  $     1.72   $     1.72
       Class B Cumulative Preferred stock (e)                        $  1.00   $  1.00   $   1.00  $     1.00   $     1.00
     Average Class A Common stock investment
       per Class A member                                            $17,890   $17,565   $ 17,584   $  18,072   $   18,688
     Number of Class A Common stock members                              495       522        548         564          604
     Number of Class B Common stock members(f)                             0         0          0           0          153

(a)  Fiscal 2001 consisted of 53 weeks.

(b) On March 28, 2002, Pro-Fac amended and restated its certificate of incorporation to eliminate its Class B common stock, and to rename its Class A common stock "common stock" and its Class A members "common members".

(c) Payment to Class A members for CMV was 100 percent of deliveries in fiscal 2001.

(d) Payment to Class B members for CMV was 63.50 percent of deliveries in fiscal 2001.

(e) On April 1, 2005, Pro-Fac repurchased all Class B Cumulative preferred stock.

(f)  On July 19, 2001, Pro-Fac repurchased all Class B common stock.

(g) After the Transaction, under the provisions of Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross Versus Net as an Agent," the Cooperative records activity among Birds Eye Foods and other customers, itself and its members on a net basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section should be read in conjunction with Part I, Item 1:
Business; Part II, Item 6: Selected Financial Data; and Part II, Item 8:
Financial Statements and Supplementary Data of this Report.

The purpose of this discussion is to outline the significant reasons for changes in the Consolidated Statement of Operations from fiscal 2003 through fiscal 2005. The consolidated operations for the first seven weeks of fiscal 2003 included the operations of Pro-Fac's former wholly-owned subsidiary, Birds Eye Foods.

For a discussion of the Transaction see the information under the heading "Description of Business - General Development of Business" in Part I, Item 1 of this Report and "NOTE 1. Description of Business and Summary of Significant Accounting Policies" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report.

                     CHANGES FROM FISCAL 2004 TO FISCAL 2005

Equity in Income from Birds Eye Holdings LLC: Subsequent to August 18, 2002, Pro-Fac no longer reports its financial statements on a consolidated basis with Birds Eye Foods and accounts for its investment in Holdings LLC under the equity method of accounting. For fiscal 2005 and 2004, the Cooperative recognized income/(loss), under the equity method, of approximately ($3.4) and $3.9 million, respectively, from Holdings LLC. The change results primarily from a decrease in the net income of Holdings LLC and an increase in the preferred return on Holdings LLC preferred units due to compounding of accrued payment-in-kind preferred dividends. Holdings LLC's operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary. Birds Eye Foods is a voluntary filer with the Securities and Exchange Commission. Birds Eye Foods' periodic report equivalents are available at the SEC's website: www.sec.gov.

The application of the equity method of accounting is further described in "NOTE
1. Description of Business and Summary of Significant Accounting Policies" under "Notes to Consolidated Financial Statements," in Part II, Item 8 of this Report.

Gain from Transaction with Birds Eye Foods, Inc. and Related Agreements: Pro-Fac and Birds Eye Foods entered into the Termination Agreement, pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million on each October 1, January 1, and April 1. Pursuant to the Termination Agreement, in fiscal 2005 and fiscal 2004, the Cooperative received all payments as scheduled.

In part, payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement representing Pro-Fac's continuing ownership percentage is recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the Transaction with Birds Eye Foods in the period received. Accordingly, in fiscal 2005 and 2004, Pro-Fac recognized approximately $6.0 million and $6.1 million, respectively, as additional gain from the receipt of termination payments.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members which result in margin being earned by the Cooperative. The Cooperative earned $0.2 million in margin during fiscal 2005. No amount was earned in fiscal 2004.

Commercial market value adjustment ("CMV"): At its January 2003 Board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac determined to deduct 1 percent of the CMV otherwise payable to Pro-Fac's member-growers for the 2003 growing season. The 1 percent CMV deduction related to the 2003 growing season was withheld from the July 2004 CMV payment. The Board of Directors of Pro-Fac resolved to review this recommendation annually. The 1 percent deduction for the 2003 growing season resulted in approximately $0.7 million in income for fiscal 2004. There was no CMV deduction in fiscal 2005.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $1.1 million for each of fiscal 2005 and 2004, respectively.

                     CHANGES FROM FISCAL 2003 TO FISCAL 2004

Through August 18, 2002, Birds Eye Foods was a wholly owned subsidiary of Pro-Fac, and the results of Pro-Fac were consolidated with those of Birds Eye Foods. The consolidated financial statements were after elimination of intercompany transactions and balances. The following summarizes the activity of Birds Eye Foods for the period June 30, 2002 through August 18, 2002:


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
                                                                      ==========


As a result of the Transaction, described in "NOTE 1. Description and Summary of Significant Accounting Policies" under "Notes to Consolidated Financial Statements," in Part II, Item 8 of this Report, the results of operations for the approximately seven weeks before August 19, 2002 are not comparable with those of the period from August 19, 2002 through June 26, 2004. Accordingly, the following is a discussion of the results of operations of Pro-Fac for the remainder of fiscal 2003 compared to fiscal 2004.

Equity in Income from Birds Eye Holdings LLC: Subsequent to August 18, 2002, Pro-Fac no longer reports its financial statements on a consolidated basis with Birds Eye Foods and accounts for its investment in Holdings LLC under the equity method of accounting. For fiscal 2004 and 2003, the Cooperative recognized income, under the equity method, of approximately $3.9 million and $2.1 million, respectively, from Holdings LLC. The change results primarily from a decrease in the net income of Holdings LLC and increases in the preferred return on Holdings LLC preferred units due to compounding of accrued payment-in-kind preferred dividends. Holdings LLC's operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary. Birds Eye Foods is a voluntary filer with the Securities and Exchange Commission. Birds Eye Foods' periodic report equivalents are available at the SEC's website: www.sec.gov.

The application of the equity method of accounting is further described in "NOTE
1. Description of Business and Summary of Significant Accounting Policies" under "Notes to Consolidated Financial Statements," in Part II, Item 8 of this Report.

Gain from Transaction with Birds Eye Foods, Inc. and Related Agreements: On August 19, 2002, the Cooperative contributed to the capital of Holdings LLC all of the shares of Birds Eye Foods' common stock owned by Pro-Fac in exchange for Class B common units of Holdings LLC representing a then 40.72 percent interest. Pro-Fac's investment in Birds Eye Foods prior to the Transaction was approximately $24.9 million. This amount reflects the forgiveness by Birds Eye Foods of approximately $36.5 million which represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand note payable. The value of the Cooperative's 40.72 percent common equity ownership in Holdings LLC was estimated at $31.4 million at the Closing Date. During fiscal 2003, the Cooperative recognized a gain of approximately $3.8 million from this exchange.

Pro-Fac and Birds Eye Foods also entered into the Termination Agreement, pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million on each October 1, January 1, and April 1. Pursuant to the Termination Agreement, in fiscal 2004, the Cooperative received all payments as scheduled. In fiscal 2003, the Cooperative received $4.0 million from Birds Eye Foods on August 19, 2002, $2.0 million on October 1, 2002, $2.0 million on December 31, 2002 and $2.0 million on April 1, 2003.

In part, payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement representing Pro-Fac's continuing ownership percentage is recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the Transaction with Birds Eye Foods in the period received. Accordingly, in fiscal 2004 and 2003, Pro-Fac recognized approximately $6.1 million and $5.9 million, respectively, as additional gain from the receipt of termination payments.

In addition, Pro-Fac and Birds Eye Foods entered into the Transitional Services Agreement described in the "Description of Business -General Development of Business" in Part I, Item 1 of this Report and in NOTE 3. "Agreements with Birds Eye Foods" under "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Report. The estimated value of services to be received by Pro-Fac under the Transitional Services Agreement, of approximately $1.0 million, was reflected as additional proceeds from the Transaction. Accordingly in fiscal 2003, Pro-Fac recognized approximately $0.6 million as additional gain from the Transitional Services Agreement.

As a result of the agreements described above, based on its common equity ownership in Holdings LLC, the Cooperative recognized a total gain, in fiscal 2004 and 2003, of approximately $6.1 million and $10.4 million, respectively.

Commercial market value adjustment ("CMV"): At its January 2003 Board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac determined to deduct 1 percent of the CMV otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The 1 percent CMV deduction was withheld from the July 2003 and July 2004 CMV payments. The Board of Directors of Pro-Fac resolved to review this recommendation annually. The 1 percent deduction for the 2003 growing season resulted in approximately $0.7 million in income for fiscal 2004. The 1 percent deduction for the 2002 growing season resulted in approximately $0.6 million of income for fiscal 2003.

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

Legal matters and settlement expenses: During the second quarter of fiscal 2003, Pro-Fac recorded a liability of $1,250,000 in anticipation of the settlement of the Blue Line Farms litigation and the Seifer Trust litigation. During the fourth quarter of fiscal 2003, Pro-Fac recorded a liability of $832,500 in settlement of a portion of the claims made in the Kenyon Zero Storage litigation relating to a surety bond for which Pro-Fac was the indemnitor. Further, in anticipation of the settlement of the balance of the Kenyon Zero Storage lititgation, Pro-Fac recorded a liability of $570,000 in the fourth quarter of fiscal 2003. This liability was paid in fiscal year 2004. The Cooperative incurred approximately $1.0 million of associated legal costs during fiscal 2003. See the discussion of Pro-Fac's legal proceedings in "NOTE 6. Other Matters - Legal Matters" under "Notes to Consolidated Financial Statements" in
Part II, Item 8 of this Report.

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

                         LIQUIDITY AND CAPITAL RESOURCES

As discussed under "NOTE 1. Description of Business and Summary of Significant Accounting Policies" under "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Report, Pro-Fac's balance sheet reflects Pro-Fac's ownership interest in Holdings LLC, which is accounted for under the equity method.

Pro-Fac has four sources or potential sources of available cash to fund its operating expenses and the payment of its quarterly dividends: (i) cash from its sale of raw products to its customers, (ii) payments received under the Termination Agreement with Birds Eye Foods, (iii) cash distributions related to its investment in Birds Eye Holdings LLC, and (iv) borrowings.

Net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, is used to pay Pro-Fac's operating expenses as well as to pay quarterly dividends on its capital stock and fund repurchases of its common stock. Dividends on Pro-Fac's preferred stock were $8.3 million and $8.1 million in fiscal 2005 and 2004, respectively.

From and after August 19, 2002 and through and including August 19, 2007, Pro-Fac's primary source of cash is expected to be the $10.0 million payable annually to Pro-Fac by Birds Eye Foods pursuant to the Termination Agreement. The final installment payment of $2.0 million pursuant to that agreement will be paid on April 1, 2007. Pro-Fac's other principal source of cash is the CMV payments made to it by Birds Eye Foods and other customers for crops sold pursuant to the Amended and Restated Marketing and Facilitation Agreement and other supply agreements. Although CMV payments are considered a potential source of cash to Pro-Fac, with the exception of the Board's decision to deduct 1 percent of CMV otherwise payable to its grower-members for crops delivered in fiscal years 2003 and 2004, Pro-Fac has typically paid 100 percent of CMV to its member-growers for crops delivered. Since such CMV payments are approximately equal to the cash Pro-Fac receives from its customers for its raw products, CMV payments are not a significant source of available cash from which Pro-Fac can pay operating expenses and quarterly dividends.

Subsequent to August 19, 2007 and prior to any sale or dissolution of Holdings LLC, Pro-Fac's primary source of cash is expected to be any annual distributions that may be made by Holdings LLC pursuant to the Limited Liability Company Agreement of Holdings LLC. The Limited Liability Company Agreement provides that, subject to any restrictions contained in any financing arrangements of Holdings LLC and/or Birds Eye Foods, after August 19, 2007, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units, including Pro-Fac. Assuming $24.8 million of annual distributions, and further assuming that Pro-Fac's distributable interest remains at 40.46 percent, Pro-Fac's annual distributable share would be approximately $10.0 million. Since Pro-Fac has no control over the management of Holdings LLC or Birds Eye Foods, there can be no assurances that any distributions will be made under the Limited Liability Company Agreement, or, if made, what the amount of such distributions will be, since distributions necessarily will depend upon, among other factors, Birds Eye Foods' future earnings, business plans and strategies and financial obligations.

As stated above, Pro-Fac's current primary source of cash is the payments made to it under the Termination Agreement. The $10.0 million is paid to Pro-Fac in quarterly installments at follows: $4.0 million on July 1, and $2.0 million each on October 1, January 1, and April 1. The final installment under the Termination Agreement will be paid on April 1, 2007. Distributions to Pro-Fac, if any, under the Limited Liability Company Agreement may not begin until some time after August 19, 2007 and, depending upon Birds Eye Foods' future earnings, business plans and strategies, financial obligations and other factors, such distributions could be delayed beyond August 19, 2007. Pro-Fac has no control over the management of the affairs of Holdings LLC. In the event distributions are delayed or if distributions are less than required by Pro-Fac to meet its cash flow needs, then, after April 1, 2007, Pro-Fac will face an interim period or periods during which it will lack available cash to satisfy its operating expenses and/or pay dividends. Pro-Fac will need to consider other sources of cash, if available, to finance its business operations and to satisfy its financial obligations after April 1, 2007.

Although Pro-Fac is pursuing increasing revenue through expanding its customer base and the types of products and/or services it offers, the actual amount of available cash that may be generated from Pro-Fac's expanded operations depends upon how successful Pro-Fac is in this effort, including controlling any associated costs. To date, Pro-Fac has had modest success in expanding its customer base, resulting in only a modest amount of additional available cash. Any available cash generated from expanded products and/or services offerings by Pro-Fac is currently anticipated to be a secondary source of cash, and is not expected to provide a significant amount of available cash to fund Pro-Fac's operating expenses or dividend payments.

In addition to the cash payments to Pro-Fac pursuant to the Termination Agreement and the possible cash distributions to Pro-Fac pursuant to the Limited Liability Company Agreement, Pro-Fac has available up to $1.0 million per year, until August 19, 2007, under the Credit Agreement with Birds Eye Foods, and up to $2.0 million under an annually renewable line of credit from M&T Bank, as discussed below.

The Cooperative may borrow up to $2.0 million under the M&T Line of Credit. Principal amounts borrowed under the M&T Line of Credit bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. Pro-Fac's obligations under the M&T Line of Credit are secured by a security interest granted to M&T in substantially all of Pro-Fac's assets, excluding Pro-Fac's Class B common units owned in Holdings LLC. However, the collateral does include any distributions made to Pro-Fac by Holdings LLC in respect of Pro-Fac's Class B common units and cash payments made by Birds Eye Foods to the Cooperative. As of June 25, 2005 and June 26, 2004, there was no balance outstanding under the M&T Line of Credit.

Under the Transitional Services Agreement, which is described in greater detail in the "Description of Business - General Development of Business" section included in Part I, Item 1 of this Report, Birds Eye Foods provided Pro-Fac certain administrative and other services until August 19, 2004. Since the termination of the Transition Services Agreement, Pro-Fac pays for the services previously provided under the Transition Services Agreement, including salary, administrative and other expenses. The Cooperative believes it has adequate cash resources to fund these expenses.

Net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, is used to pay Pro-Fac's operating expenses as well as to pay dividends on its capital stock and fund repurchases of its common stock. Pro-Fac paid dividends on Pro-Fac's stock of $8,291,563, $8,134,440 and $8,367,570 in fiscal 2005, 2004 and 2003, respectively. A discussion of "Consolidated Statement of Cash Flows" for the year ended June 25, 2005 follows:

Net cash used in operating activities of $2.6 million for fiscal 2005 primarily represents the timing of cash receipts from customers other than Birds Eye Foods and related cash payments to member growers. In fiscal 2005 Pro-Fac delivered crops having a CMV of approximately $18.4 million to customers other than Birds Eye Foods.

Net cash provided by investing activities for fiscal 2005 was $10.0 million related to the receipt by the Cooperative of $10.0 million from Birds Eye Foods under the Termination Agreement.

Net cash used in financing activities includes payment to Birds Eye Foods ($1.0 million) under the terms of the Credit Agreement, repurchases of common stock ($0.4 million) and dividends paid ($8.3 million) by the Cooperative during fiscal 2005.

In January 2003, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac authorized the suspension of annual dividends on the Cooperative's common stock for an indefinite period of time and the deduction of one (1) percent of the CMV otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The one (1) percent CMV deduction was withheld from the July 2003 ($0.6 million) and the July 2004 ($0.7 million) CMV payments. There was no CMV deduction in fiscal 2005. The Board of Directors of Pro-Fac will consider, at least annually, whether similar action should be taken with respect to CMV payable to Pro-Fac's member-growers for subsequent growing seasons based on Pro-Fac's operations and anticipated cash flow needs.

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

Pro-Fac believes that its sources of cash described above will be sufficient to fund its operations and meet its cash requirements at least through June 2006. Pro-Fac's ability to fund these requirements will depend on Pro-Fac's future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond Pro-Fac's control. For a discussion of factors that could impact Pro-Fac's future operations, performance, cash flow and ability to pay dividends see "Cautionary Statement on Forward-Looking Statements and Risk Factors."

Pro-Fac guarantees certain obligations of Birds Eye Foods. Set forth below is a schedule of the obligations guaranteed by Pro-Fac at June 25, 2005:

(Dollars in Millions)


Contractual Obligations Guaranteed                                Expiration
----------------------------------                                ----------
Senior Subordinated Notes - 11 7/8 Percent     $ 50.1 million     November 2008
Subordinated Promissory Note                   $ 39.7 million     November 2008

                                BUSINESS OUTLOOK

The following is a summary of Pro-Fac's business outlook for fiscal 2006 and should be read in conjunction with the related current year discussions in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Report.

Since 1960, Pro-Fac has operated as an agricultural cooperative, owned and controlled by its members, to purchase, market, and sell crops grown by its member-growers, for the mutual benefit of its members. The August 19, 2002 Transaction changed the structure within which Pro-Fac conducts its business. It has required the Cooperative to consider and evaluate a variety of potential circumstances and to formulate a variety of possible strategies which may be available to the Cooperative. Despite the Transaction, the Cooperative's business has not changed and its current strategy is to continue its business of purchasing, marketing, and selling its member-grower crops to its customers, including Birds Eye Foods. Consistent with this strategy, Pro-Fac delivered crops grown by its member-growers having a commercial market value of approximately $65.1 million in fiscal 2005, approximately 72% of which was sold to Birds Eye Foods.

One of the challenges Pro-Fac faces is its dependence upon Birds Eye Foods as its primary customer, the loss of which could have a material adverse effect on the efficiencies Pro-Fac currently enjoys as a result of the sale of a substantial amount of its member-growers' crops to one customer. Another challenge, which is discussed above under "Liquidity and Capital Resources", is the Cooperative's source of available cash to fund its operations and pay its dividends. Currently, Pro-Fac's primary source of cash to fund its operations and pay dividends is the $10.0 million in payments it receives annually under the Termination Agreement, the last installment of $2.0 million being payable on April 1, 2007. Thereafter, Pro-Fac's primary source of cash is currently expected to be annual distributions, if any, that may be made by Holdings LLC to Pro-Fac pursuant to the Limited Liability Company Agreement. In the event distributions are not made or are delayed, or if distributions are less than required by Pro-Fac to meet its cash flow needs, then, after April 1, 2007, Pro-Fac will face an interim period or periods during which it will lack available cash to satisfy its operating expenses and/or pay dividends. The Cooperative continues to explore a variety of business opportunities and initiatives to increase its revenues and reduce its dependency on Birds Eye Foods, on the payments under the Termination Agreement and on the distributions, if any, under the Limited Liability Company Agreement. To date, Pro-Fac has had modest success in these other business opportunities. As a result, Pro-Fac has had to consider a number of possible circumstances and their potential impact on Pro-Fac's business, financial condition, and results of operations as well as Pro-Fac's possible reactions. These circumstances include, among others, a sale of Holdings LLC or Birds Eye Foods, which could result in a loss of the Cooperative's primary customer. In the event a sale were to occur, one alternative response is for the Cooperative to continue to market and sell its member-growers' crops to the purchaser of Holdings LLC and/or Birds Eye Foods. The other alternative is that the Cooperative could liquidate using the proceeds it receives from such sale to pay its liabilities and then, to the extent funds were available, redeem its outstanding securities in order of preference.

Pro-Fac believes that it has a strong customer base for its member-grower's crops, and has sufficient cash available to fund its operations and meet its cash requirements through at least June 2006. During fiscal 2006, Pro-Fac will continue to market and sell its member-grower crops to Birds Eye Foods and its other customers and will explore and evaluate various business opportunities and initiatives and potential relationships and business alliances in an effort to expand its customer base and increase its revenues.

On September 7, 2005, subsequent to the end of the Cooperative's fiscal 2005, Birds Eye Foods announced that Dennis Mullen would depart from his position as chairman, president and chief executive officer of Birds Eye Foods and that Neil Harrison would succeed Mr. Mullen in these positions.

The foregoing information may contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements may include estimates, projections and statements of the Cooperative's beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Please refer to the "Cautionary Statement on Forward-Looking Statements and Risk Factors" section of this Report for a detailed discussion regarding words used to identify such statements and factors that could cause actual results to differ materially from those expressed or implied by such statements.

                                  OTHER MATTERS

Guarantees and Indemnifications: Pro-Fac is a guarantor, under an Indenture dated November 18, 1998, between Birds Eye Foods, the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc., as trustee. The Indenture was amended by a First Supplemental Indenture dated July 22, 2002, among Birds Eye Foods, the Guarantors named therein and The Bank of New York (as successor trustee to IBJ Schroder Bank & Trust Company), as trustee, and was further amended by a Second Supplemental Indenture dated March 1, 2003. The Indenture governs Birds Eye Foods' obligations for its 11 7/8 percent Senior Subordinated Notes issued in fiscal 1999 in the original aggregate principal amount of $200.0 million. On November 24, 2003, Birds Eye Foods repaid $150.0 million of these notes. The remaining principal amount is due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semi-annually in arrears on May 1 and November 1. Pro-Fac guarantees Birds Eye Foods' obligations under the 11 7/8 percent Senior Subordinated Notes, including the payment in full when due of all principal and interest on the 11 7/8 percent Senior Subordinated Notes at maturity or otherwise and, in the event of any extension of time of payment or renewal of any of the 11 7/8 percent Senior Subordinated Notes, that the Notes will be promptly paid in full when due pursuant to the terms of any such extension or renewal. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the 11 7/8 percent Senior Subordinated Notes. As of June 25, 2005, the outstanding loan amount, including accrued interest, was $50.1 million.

As partial consideration for the acquisition in fiscal 1999 of Dean Foods Vegetable Company, Birds Eye Foods issued to Dean Foods Vegetable Company a Subordinated Promissory Note for $30.0 million due November 22, 2008. The Subordinated Promissory Note is currently owned by GLK, LLC, a New York limited liability company, whose members are Birds Eye Foods and GLK Holdings, Inc., which is a wholly owned subsidiary of Birds Eye Foods. Pro-Fac guarantees Birds Eye Foods' obligations under that Note. Interest on the Subordinated Promissory Note accrued quarterly in arrears, commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accrued through November 22, 2003 was paid in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Interest accruing after November 22, 2003 is payable in cash. Pro-Fac guarantees Birds Eye Foods' obligations under the Subordinated Promissory Notes, including the payment in full when due of all principal and interest on the Notes. In the event of such a shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the Notes. As of June 25, 2005, the outstanding loan amount subject to the Cooperative's guarantee included principal of $30.0 million and interest of $9.7 million.

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

From time to time, in the ordinary course of its business, Pro-Fac has, or may, enter into agreements with its customers, suppliers, service providers and business partners which contain indemnification provisions. Generally, such indemnification provisions require the Cooperative to indemnify and hold harmless the indemnified party(ies) and to reimburse the indemnified party(ies) for claims, actions, liabilities, losses and expenses in connection with any personal injuries or property damage resulting from any Pro-Fac products sold or services provided. Additionally, the Cooperative may from time to time agree to indemnify and hold harmless its providers of services from claims, actions, liabilities, losses and expenses relating to their services to Pro-Fac, except to the extent finally determined to have resulted from the fault of the provider of services relating to such services. The level of conduct constituting fault of the service provider will vary from agreement to agreement and may include conduct which is defined in terms of negligence, gross negligence, willful misconduct, omissions or other culpable behavior. The terms of these indemnification provisions are generally not limited. The maximum potential future payments that the Cooperative could be required to make under these indemnification provisions are unlimited and are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses to the claims, which are not estimable. Historically, costs incurred to resolve claims related to these indemnification provisions have not been material to the Cooperative's financial position, results of operations or cash flows.

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

As part of the Transaction, Pro-Fac agreed to indemnify Birds Eye Foods for certain environmental liabilities exceeding $200,000. This obligation, however, is only triggered once the aggregate of all liabilities subject to indemnification under the Unit Purchase Agreement (including those unrelated to environmental matters) exceeds $10.0 million.

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

Contractual Obligations

At June 25, 2005, Pro-Fac rents office space from Birds Eye Foods at an annual rate of approximately $13,000. Either Pro-Fac or Birds Eye Foods may terminate this arrangement upon 30 days written notice.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since the Transaction, Pro-Fac is subject to interest rate fluctuations related to borrowings under the M&T Line of Credit. Amounts borrowed bear interest at the prime rate. See "NOTE 3. Long-Term Debt" in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

    ITEM                                                                                                                 Page
Pro-Fac Cooperative, Inc.
   Report of Independent Registered Public Accounting Firm..............................................................  25
   Consolidated Financial Statements:
     Consolidated Statements of Operations, Allocation of Net Income and Comprehensive Income
       for the years ended June 25, 2005, June 26, 2004 and June 28, 2003...............................................  26
     Balance Sheets as of June 25, 2005 and June 26, 2004...............................................................  27
     Consolidated Statements of Cash Flows for the years ended June 25, 2005, June 26, 2004 and June 28, 2003...........  28
     Consolidated Statements of Changes in Shareholders' and Members' Capitalization and Redeemable and Common Stock
       for the years ended June 25, 2005, June 26, 2004 and June 28, 2003...............................................  29
     Notes to Consolidated Financial Statements.........................................................................  30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Pro-Fac Cooperative, Inc.
Rochester, New York


We have audited the accompanying consolidated balance sheets of Pro-Fac Cooperative, Inc. (the "Cooperative") as of June 25, 2005 and June 26, 2004, and the related consolidated statements of operations, allocation of net income, and comprehensive income, of cash flows, and of changes in shareholders' and members' capitalization, redeemable stock and common stock for each of the three years in the period ended June 25, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Cooperative's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Cooperative is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Cooperative's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Cooperative as of June 25, 2005 and June 26, 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 25, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Rochester, New York
September 16, 2005

Pro-Fac Cooperative, Inc.

Consolidated Statements of Operations, Allocation of Net Income and Comprehensive Income
(Dollars in Thousands)

                                                                                      Fiscal Years Ended
                                                                              ----------------------------------
                                                                              June 25,    June 26,     June 28,
                                                                                2005        2004         2003
                                                                                ----        ----         ----
Net sales                                                                     $      0    $      0    $ 103,726
Cost of sales                                                                        0           0      (80,644)
                                                                              --------    --------    ---------
Gross profit                                                                         0           0       23,082
Equity income/(loss) from Birds Eye Holdings LLC                                (3,393)      3,872        2,134
Gain from transaction with Birds Eye Foods, Inc. and related agreements          5,950       6,060       10,361
Margin on delivered product                                                        153           0            0
Commercial market value adjustment                                                   0         660          568
Selling, administrative, and general expenses (post Transaction)                (1,086)     (1,139)      (1,433)
Selling, administrative, and general expenses (pre Transaction)                      0           0      (15,468)
Legal matters and settlement expenses                                             (144)       (273)      (3,720)
Income from joint venture                                                            0           0          277
Other income                                                                       168           0            0
                                                                              --------    --------    ---------
Operating income                                                                 1,648       9,180       15,801
Interest income                                                                     53          23           10
Interest expense                                                                   (62)        (99)      (7,762)
                                                                              --------    --------    ----------
Pretax income before dividends and allocation of net proceeds                    1,639       9,104        8,049
Tax provision                                                                        0           0          (59)
                                                                              --------    --------    ---------
Net income                                                                    $  1,639    $  9,104    $   7,990
                                                                              ========    ========    =========

Allocation of Net Income:
   Net income                                                                 $  1,639    $  9,104    $   7,990
   Dividends on preferred stock                                                 (8,292)     (8,134)      (8,368)
                                                                              --------    --------    ---------
   Net surplus/(deficit)                                                        (6,653)        970         (378)
   Allocation (to)/from accumulated deficit                                      7,179        (970)         378
                                                                              --------    --------    ---------
   Net income available to members                                            $    526    $      0    $       0
                                                                              ========    ========    =========

Allocation of net income available to members:
   Payable to members currently                                               $    105    $      0    $       0

Allocated to members but retained by the Cooperative:
   Qualified retains                                                               421           0            0
                                                                              --------    --------    ---------
   Net income available to members                                            $    526    $      0    $       0
                                                                              ========    ========    =========

Net income                                                                    $  1,639    $  9,104    $   7,990
Other comprehensive income/(loss):
   Unrealized (loss)/gain on hedging activity of equity investee                   (44)        (53)         142
   Minimum pension liability of equity investee                                 (1,192)       (199)      (4,584)
                                                                              --------    --------    ---------
Comprehensive income                                                          $    403    $  8,852    $   3,548
                                                                              ========    ========    =========


The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Balance Sheets
(Dollars in Thousands except per share information)


                                     ASSETS

                                                                                      June 25,     June 26,
                                                                                        2005         2004
                                                                                        ----         ----
Current assets:
   Cash and cash equivalents                                                        $   1,103    $   3,394
   Accounts receivable, trade                                                           1,555        1,343
   Account receivable from Birds Eye Foods, Inc.                                        8,395        7,783
   Current portion of transitional services receivable from Birds Eye Foods, Inc.           0           71
   Inventory                                                                                3            0
   Prepaid expenses and other current assets                                               10           10
                                                                                    ---------    ---------
       Total current assets                                                            11,066       12,601
Fixed assets, net                                                                          15            0
Investment in  Birds Eye Holdings LLC                                                  12,818       21,497
                                                                                    ---------    ---------
       Total assets                                                                 $  23,899    $  34,098
                                                                                    =========    =========

            LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION

Current liabilities:
   Accounts payable                                                                 $     104    $     457
   Accrued interest                                                                         0           86
   Other accrued expenses                                                                  66          833
   Amounts due members                                                                 12,500       12,077
                                                                                    ---------    ---------
       Total current liabilities                                                       12,670       13,453
Long-term debt                                                                              0        1,000
                                                                                    ---------    ---------
       Total liabilities                                                               12,670       14,453
                                                                                    ---------    ---------
Commitments and contingencies (Note 6)
Class B cumulative redeemable preferred stock, liquidation preference $10 per share, authorized 500,000 shares; issued and outstanding 0
  and 10,768 shares, respectively                                                           0          108
                                                                                    ---------    ---------
Common stock, par value $5, authorized 5,000,000 shares;
  issued and outstanding 1,771,096 and 1,833,738, respectively                          8,855        9,169
                                                                                    ---------    ---------
Shareholders' and members' capitalization:
   Retained earnings allocated to members                                              10,214        9,793
   Non-cumulative preferred stock, par value $25 per share, authorized
     5,000,000 shares; issued and outstanding 27,965 and 28,297
     shares, respectively                                                                 700          707
   Class A cumulative preferred stock, liquidation preference $25 per share;
     authorized 10,000,000 shares; issued and outstanding 4,789,907
     and 4,789,575 shares, respectively                                               119,748      119,741
   Accumulated deficit                                                               (144,091)    (136,912)
   Special membership interests                                                        21,733       21,733
   Accumulated other comprehensive (loss)/income:
     Unrealized gain on hedging activity of equity investee                                45           89
     Minimum pension liability adjustment of equity investee                           (5,975)      (4,783)
                                                                                    ---------    ---------
       Total shareholders' and members' capitalization                                  2,374       10,368
                                                                                    ---------    ---------
       Total liabilities and capitalization                                         $  23,899    $  34,098
                                                                                    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)


                                                                                                     Fiscal Years Ended
                                                                                           ---------------------------------
                                                                                             June 25,   June 26,    June 28,
                                                                                               2005       2004        2003
                                                                                               ----       ----        ----
Cash Flows from Operating Activities:
   Net income                                                                               $ 1,639    $ 9,104   $  7,990
   Adjustments to reconcile net income to net cash provided by/(used in)
     operating activities:
    Amortization                                                                                 71        525        144
    Amortization of debt issue costs and amendment costs and discount on
      subordinated promissory note                                                                0          0      1,201
    Depreciation                                                                                  4          0      3,833
    Gain from transaction with Birds Eye Foods, Inc. and related agreements                  (5,950)    (6,060)   (10,361)
    Equity (income)/loss from Birds Eye Holdings LLC                                          3,393     (3,872)    (2,134)
    Equity in undistributed earnings of joint venture                                                        0       (277)
    Change in assets and liabilities, net of effects of business dispositions:
      Accounts receivable                                                                      (824)      (501)     1,818
      Inventories and prepaid manufacturing expense                                               0          0    (33,170)
      Income taxes payable/refundable                                                             0          0        (75)
      Accounts payable and accrued expenses                                                  (1,206)    (1,604)    (8,051)
      Amounts due Class A members                                                               318      4,201      8,649
      Other assets and liabilities                                                               (3)         5        675
                                                                                           --------   --------   --------
Net cash provided by/(used in) operating activities                                          (2,558)     1,798    (29,758)
                                                                                           --------   --------   --------
Cash Flows from Investing Activities:
   Proceeds from Termination Agreement with Birds Eye Foods, Inc.                            10,000     10,000     10,000
   Purchase of property, plant and equipment                                                    (19)         0     (2,187)
   Advances (to)/from joint venture                                                               0          0     (1,512)
   Proceeds from investment in CoBank                                                             0         44      1,130
   Cash at the date of deconsolidation with Birds Eye Foods, Inc.                                 0          0     (5,818)
                                                                                           --------   --------   --------
Net cash provided by investing activities                                                     9,981     10,044      1,613
                                                                                           --------   --------   --------
Cash Flows from Financing Activities:
   Net proceeds from issuance of short-term debt                                                  0          0     22,000
   Net proceeds from Credit Facility with Birds Eye Foods, Inc.                              (1,000)       300        700
   Net proceeds from M&T line of credit                                                           0       (500)       500
   Payments on long-term debt                                                                     0          0       (292)
   Payments on capital leases                                                                     0          0        (38)
   Repurchase of stock, net                                                                    (422)      (481)      (641)
   Cash dividends paid                                                                       (8,292)    (8,134)    (8,403)
                                                                                           --------   --------   --------
Net cash provided by/(used in) financing activities                                          (9,714)    (8,815)    13,826
                                                                                           --------   --------   --------
Net change in cash and cash equivalents                                                      (2,291)     3,027    (14,319)
Cash and cash equivalents at beginning of period                                              3,394        367     14,686
                                                                                           --------   --------   --------
Cash and cash equivalents at end of period                                                  $ 1,103    $ 3,394   $    367
                                                                                            =======    =======   ========
Supplemental disclosure of cash flow information: Cash paid during the year for:
    Interest                                                                                $   148    $    27   $  2,840
                                                                                            =======    =======   ========
    Income taxes, net                                                                       $     0    $     0   $      0
                                                                                            =======    =======   ========
Non-cash investing and financing activities:
   Conversion of retains to preferred stock                                                 $     0    $ 4,611   $  2,643
                                                                                            =======    =======   ========
   Net income allocated to members but retained by the Cooperative                          $   421    $     0   $      0
                                                                                            =======    =======   ========
   Pro-Fac's receipt of common equity ownership in Birds Eye Holdings LLC in
     exchange for Birds Eye Foods common stock                                              $     0    $     0   $ 31,400
                                                                                            =======    =======   ========


The accompanying notes are an integral part of these consolidated financial statements.

Pro-Fac Cooperative, Inc.
Consolidated Statements of Changes in Shareholders' and Members' Capitalization and Redeemable and Common Stock
(Dollars in Thousands)


                                                                                           Fiscal Years Ended
                                                                                --------------------------------------
                                                                                  June 25,      June 26,      June 28,
                                                                                    2005          2004          2003
                                                                                    ----          ----          ----
Retained earnings allocated to members:
Qualified retains:
   Balance at beginning of period                                                $   9,793    $  14,404   $  17,050
   Net proceeds allocated to members                                                   421            0           0
   Converted to Class A cumulative preferred stock                                       0       (4,611)     (2,643)
   Other                                                                                 0            0          (3)
                                                                                 ---------    ---------   ---------
   Balance at end of period                                                      $  10,214    $   9,793   $  14,404
                                                                                 ---------    ---------   ---------
Non-cumulative preferred stock:
   Balance at beginning of period                                                $     707    $     733   $     746
   Conversion to Class A cumulative preferred stock                                     (7)         (26)        (13)
                                                                                 ---------    ---------   ---------
   Balance at end of period                                                      $     700    $     707   $     733
                                                                                 ---------    ---------   ---------
Class A cumulative preferred stock:
   Balance at beginning of period                                                $ 119,741    $ 115,104   $ 112,448
   Converted from non-cumulative preferred stock                                         7           26          13
   Converted from qualified retains                                                      0        4,611       2,643
                                                                                 ---------    ---------   ---------
   Balance at end of period                                                      $ 119,748    $ 119,741   $ 115,104
                                                                                 ---------    ---------   ---------
Accumulated deficit:
   Balance at beginning of period                                                $(136,912)   $(137,882)  $(115,771)
   Conversion to special membership interests                                            0            0     (21,733)
   Allocation to/(from) accumulated deficit                                         (7,179)         970        (378)
                                                                                 ---------    ---------   ---------
   Balance at end of period                                                      $(144,091)   $(136,912)  $(137,882)
                                                                                 ---------    ---------   ---------
Special membership interests:
   Balance at beginning of period                                                $  21,733    $  21,733   $       0
   Conversion from earned surplus                                                        0            0      21,733
                                                                                 ---------    ---------   ---------
   Balance at end of period                                                      $  21,733    $  21,733   $  21,733
                                                                                 ---------    ---------   ---------
Accumulated other comprehensive (loss)/income:
   Balance at beginning of period                                                $  (4,694)   $  (4,442)  $    (367)
   Unrealized (loss)/gain on hedging activity of equity investee                       (44)         (53)        142
   Minimum pension liability of equity investee                                     (1,192)        (199)     (4,584)
   Other comprehensive income upon deconsolidation with
     Birds Eye Foods, Inc.                                                               0            0         367
                                                                                 ---------    ---------   ---------
Balance at end of period                                                         $  (5,930)   $  (4,694)  $  (4,442)
                                                                                 ---------    ----------  ----------
Total shareholders' and members' capitalization                                  $   2,374    $  10,368   $   9,650
                                                                                 =========    =========   =========
Redeemable Class B cumulative preferred stock:
   Balance at beginning of period                                                $     108    $     122   $     206
   Repurchased                                                                        (108)         (14)        (84)
                                                                                 ---------    ---------   ---------
   Balance at end of period                                                      $       0    $     108   $     122
                                                                                 =========    =========   =========
Common stock:
   Balance at beginning of period                                                $   9,169    $   9,636   $  10,193
   Repurchased                                                                        (314)        (467)       (557)
                                                                                 ---------    ---------   ---------
   Balance at end of period                                                      $   8,855    $   9,169   $   9,636
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

The commercial market value ("CMV") of crops delivered by Pro-Fac was approximately $65.1 million, $66.0 million and $56.8 million for the fiscal years ended June 25, 2005, June 26, 2004 and June 28, 2003, respectively. For the fiscal years ended June 25, 2005, June 26, 2004 and June 28, 2003, approximately 72%, 75% and 98%, respectively, of the crops purchased by Pro-Fac from its members were sold to Birds Eye Foods.

The Transaction: On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac, Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company consummated the following transactions (which are referred to collectively as "the Transaction"):

     (i) Pro-Fac contributed to the capital of Birds Eye Holdings LLC ("Holdings, LLC"), a Delaware limited liability company, all of the shares of Birds Eye Foods common stock owned by Pro-Fac, constituting 100 percent of the issued and outstanding shares of Birds Eye Foods capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72 percent common equity ownership at the closing date; and

     (ii) Vestar/Agrilink Holdings, LLC and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units and Class A common units and warrants, which warrants were immediately exercised to acquire additional Class A common units, representing, 56.24 percent of the common equity of Holdings LLC at the Closing Date, inclusive of the additional Class A common units issued to Vestar upon exercise of the warrants. The co-investors are either under common control with, or delivered an unconditional voting proxy to, Vestar. The Class A common units entitle the owner thereof - Vestar - to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

     (iii) Immediately following Pro-Fac's contribution of its shares of Birds Eye Foods common stock to Holdings LLC, Holdings LLC contributed those shares to Birds Eye Holdings Inc. ("Holdings Inc."), a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC. As a result, Birds Eye Foods became an indirect, wholly-owned subsidiary of Holdings LLC.

     (iv) Certain Birds Eye Foods management members, including Stephen R. Wright, then the General Manager and Secretary of Pro-Fac, entered into subscription agreements with Holdings LLC to acquire (using a combination of cash and promissory notes issued to Holdings LLC) an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04 percent of the common equity ownership at the Closing Date.

In addition, as part of the Transaction, certain amounts owed by Pro-Fac to Birds Eye Foods were forgiven in a non-cash transaction. The amounts forgiven were approximately $36.5 million and represented both borrowings for the working capital needs of Pro-Fac and a $9.4 million demand receivable.

As a result of the Transaction, Pro-Fac no longer reports its financial statements on a consolidated basis with those of Birds Eye Foods. As outlined above, Pro-Fac owns Class B common units of Holdings LLC. Subsequent to the Transaction, Pro-Fac accounts for its investment in Holdings LLC under the equity method of accounting.

For additional information about the transactions consummated, including resulting agreements, see "NOTE 3. Agreements with Birds Eye Foods " under these "Notes to Consolidated Financial Statements".

Limited Liability Company Agreement of Holdings LLC: Pro-Fac and Vestar, together with others, including Mr. Wright, are parties to a limited liability company agreement dated August 19, 2002 (as amended from time to time, the "Limited Liability Company Agreement") that contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC. As of June 25, 2005, Pro-Fac owned 40.46 percent of the common equity of Holdings LLC through its ownership of 321,429 Class B common units.

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

Prior to August 19, 2005, distributions of assets by Holdings LLC in excess of the amount necessary to pay to preferred unit holders their current preferred returns in full requires the consent of the preferred unit holders holding at least a majority of the preferred units. A preferred unit holder's preferred return is equal to 15 percent per annum of the preferred unit holder's preferred capital contributions, less distributions made in respect of such preferred units. The preferred return accrues on a daily basis and compounds quarterly (3.75 percent quarterly). In the event of a dissolution, Holdings LLC's assets (after payment of debts and obligations) will be distributed to its members in accordance with the above distribution schedule.

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

Further, under the Limited Liability Company Agreement, the management committee of Holdings LLC is authorized to issue up to 16,000 Class C common units and up to 16,000 Class D common units. The Limited Liability Company Agreement further provides that the holders of a majority of the total voting power of the outstanding Class A, Class B and Class E common units can cause Holdings LLC to create and issue additional units, provided no such issuance would adversely affect the relative economic rights of the holders of Class A, Class B, Class C and Class D common units and further subject to the amendment provisions of the Limited Liability Company Agreement. The Limited Liability Company Agreement provides, in part, that the management committee of Holdings LLC can amend the Limited Liability Company Agreement to provide for the issuance of any other type of preferred unit, whether of an existing or new class, with the consent of the preferred unit holders, and to provide for the issuance of any other class of units or other securities, with the consent of each unit holder, if any, who would be adversely affected by such issuance as to any such unit holder's limited liability or as to the alteration of any such unit holder's rights to receive allocations or distributions unless such alterations of rights are in connection with a debt or equity financing, a restructuring, a recapitalization or other transaction in which Holdings LLC will receive an investment or contribution to its capital or in connection with the issuance of equity to employees or directors of Holdings LLC, its subsidiaries or to third party lenders. The issuance of additional common units will reduce the percentage ownership of the current holders of common units in Holdings LLC, including Pro-Fac.

Securityholders Agreement: Holdings LLC, Pro-Fac and Vestar, together with others, including officers of Birds Eye Foods (the "Management Investors"), entered into a securityholders agreement dated August 19, 2002 (as amended from time to time, the "Securityholders Agreement") containing terms and conditions relating to the transfer of membership interests in and the management of Holdings LLC. Among other things, the Securityholders Agreement includes a voting agreement pursuant to which the holders of common units agree to vote their common units to elect or cause to be elected to the respective management committees or boards of directors of Holdings LLC, Holdings, Inc. and Birds Eye
Foods: (i) those individuals designated by Vestar to serve as members/directors, which shall represent the majority of such individuals to serve in such capacities, and by Pro-Fac, which shall designate two members/directors, and
(ii) the chief executive officer of Birds Eye Foods who shall serve as a member/director.

The voting agreement further provides that the holders of common units shall vote their common units as directed by Vestar with respect to the approval of any amendment(s) to the Limited Liability Company Agreement, the merger, unit exchange, combination or consolidation of Holdings LLC, the sale, lease or exchange of all or substantially all of the property and assets of Holdings LLC and its subsidiaries, including Birds Eye Foods, and the reorganization, recapitalization, liquidation, dissolution or winding-up of Holdings LLC, provided such action is not inconsistent with the Limited Liability Company Agreement or the Securityholders Agreement, and further provided such action shall not have a material adverse effect on a unit holder that would be borne disproportionately by such unit holder.

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

Fiscal Year: The fiscal year of Pro-Fac ends on the last Saturday in June. Fiscal years 2005, 2004 and 2003 each comprised 52 weeks.

Consolidation: The consolidated financial statements include the Cooperative and, through August 18, 2002, Birds Eye Foods. The financial statements are after elimination of significant intercompany transactions and balances. Subsequent to the Transaction, Pro-Fac uses the equity method to account for its investment in Holdings LLC.

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of three months or less. There were no such short-term investments at June 25, 2005 or June 26, 2004.

Accounts Receivable, Trade: The Cooperative provides credit in the normal course of business to the majority of its third-party customers. The Cooperative performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. When necessary, the Cooperative maintains allowances for doubtful customer accounts for estimated losses resulting from the inability of its customers to make required payments based on prior experience. There was no allowance for doubtful accounts at June 25, 2005.

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

The following schedule sets forth summarized financial information of Holdings LLC as of June 25, 2005 and June 26, 2004 and for the fiscal years then ended (dollars in thousands):

                                               June 25, 2005   June 26, 2004
                                               -------------   -------------
Current assets                                   $ 329,737       $ 359,965
Non-current assets                                 474,885         420,072
                                                 ---------       ---------
Total assets                                     $ 804,622       $ 780,037
                                                 =========       =========

Current liabilities                              $ 155,805       $ 148,362
Non-current liabilities                            389,338         387,764
Preferred LLC units                                208,093         178,768
Total members' capital                              51,386          65,143
                                                 ---------       ---------
Total liabilities and members' capital           $ 804,622       $ 780,037
                                                 =========       =========

                                                     Fiscal Year Ended
                                                     -----------------
                                               June 25, 2005   June 26, 2004
                                               -------------   -------------
Net sales                                        $ 858,669       $ 843,398
Gross profit                                     $ 180,963       $ 190,535
Income from continuing operations                $  20,197       $  27,580
Net income                                       $  18,645       $  31,902

At June 25, 2005, Holdings LLC had $210.8 million of preferred units issued and outstanding which accrue a preferred return at the rate of 15 percent per annum compounded quarterly, based on a 360 day year. At June 25, 2005, the preferred units had accrued payment-in-kind dividends since issuance of approximately $72.4 million, which amount is included in the total preferred units outstanding. The preferred units are subject to redemption at the option of at least a majority of the preferred unitholders upon an initial public offering of Holdings LLC or any subsidiary, upon the sale of Holdings LLC or after August 19, 2010. The preferred units may also be redeemed at the option of Holdings LLC after August 19, 2005 at a premium. At the time of issuance of the preferred units, $3.9 million in fees were charged against the proceeds received from Holdings LLC from the sale of the preferred units. Holdings LLC is accreting the preferred units up to their redemption value through transfers from retained earnings using the effective interest method to the date of earliest redemption. At June 25, 2005, Pro-Fac owned 40.46 percent of the remaining common equity interest in Holdings LLC. Pro-Fac's share of the earnings of Holdings LLC under the equity method of accounting is determined as follows:

                                                                            Fiscal Year Ended
                                                                            -----------------
                                                                       June 25, 2005   June 26, 2004
                                                                       ------------    -------------
                                                                               (In millions)
Net income of Holdings LLC                                              $   18.7         $   31.9
Less:
       Preferred return on Holdings LLC's preferred units                  (28.9)           (24.9)
       Accretion of preferred units                                         (0.5)            (0.4)
Plus:
       Interest on termination payments recorded by Holdings LLC             2.3              3.1
                                                                        --------         --------
Income/(loss) for common interests                                          (8.4)             9.7
Pro-Fac's share of common interest                                        40.46%            40.49%
                                                                        -------          --------
Equity income/(loss) from Holdings LLC                                  $   (3.4)        $    3.9
                                                                        ========         ========

At June 25, 2005, cumulative equity income from Holdings LLC was approximately $2.6 million.

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

Commercial Market Value Adjustment: Pro-Fac's by-laws permit its Board of Directors to reduce amounts paid to its members for product delivered by its members through Pro-Fac as necessary for the operations of Pro-Fac and for the establishment of such reserves as the Board of Directors deems fair and reasonable. Amounts equal to 1% of the value of delivered product were withheld in fiscal years 2004 and 2003. No amount was withheld in fiscal year 2005.

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

Pro-Fac and Birds Eye Foods also entered into the Termination Agreement, pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1. Pursuant to the Termination Agreement, in fiscal 2005 and 2004, the Cooperative received $10.0 million, as scheduled. Pursuant to the Termination Agreement, in fiscal 2003, the Cooperative received $4.0 million from Birds Eye Foods on August 19, 2002, $2.0 million on October 1, 2002, $2.0 million on January 1, 2003 and $2.0 million on April 1, 2003.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement representing Pro-Fac's continuing ownership percentage is recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in fiscal 2005, 2004 and 2003, Pro-Fac recognized approximately $6.0 million, $6.1 million and $5.9 million, respectively, as additional gain from the receipt of the termination payments.

In addition, Pro-Fac and Birds Eye Foods entered into the Transitional Services Agreement described in "NOTE 2. Agreements with Birds Eye Foods" under the "Notes to Consolidated Financial Statements." The estimated value of services to be received by Pro-Fac under the Transitional Services Agreement, of approximately $1.0 million, has been reflected as additional proceeds from the Transaction. Accordingly, in fiscal 2003, Pro-Fac recognized approximately $0.6 million as additional gain from the Transitional Services Agreement.

As a result of the agreements described above, based on its common equity ownership, the Cooperative recognized a total gain, in fiscal 2005, 2004 and 2003, of approximately $6.0 million, $6.1 million and $10.4 million, respectively.

Income from Joint Venture: Represents equity earnings received from the investment in Great Lakes Kraut Company, LLC, a joint venture formed between Birds Eye Foods and Flanagan Brothers, Inc.

Distributions of Patronage Income:
The Cooperative's bylaws require it to pay or allocate each member's pro rata share of patronage income within 8 1/2 months after the end of the Cooperative's fiscal year unless the Cooperative's Board of Directors takes action in accordance with its bylaws to withhold all or a portion of patronage income.

Patronage income equals gross receipts derived from sources that, under law, qualify as patronage income less expenses attributable to the production of patronage income including operating expenses and dividends on capital stock, all as determined for federal income tax purposes.

For the year ended June 25, 2005, the Cooperative recorded a distribution of patronage income of $512,000; 20 percent payable in cash and the balance in qualified retains.

Income Taxes: Income taxes are provided on income for financial reporting purposes. On June 11, 2003, the Cooperative received notification from the Internal Revenue Service that effective August 19, 2002 the Cooperative would qualify for tax exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative's taxable income to zero for periods after August 19, 2002. For the year ended June 25, 2005, the Cooperative recorded a distribution of patronage income of $512,000; 20 percent payable in cash and the balance in qualified retains. The fiscal 2003 tax provision relates to the period prior to the effective date of the exempt status (June 30, 2002 to August 19, 2002).

Earnings Per Share Data Omitted: Earnings per share amounts are not presented because earnings are not distributed to members in proportion to their common stock holdings. Earnings (representing those earnings derived from patronage-sourced business) are distributed to members in proportion to the dollar value of deliveries under Pro-Fac contracts rather than based on the number of shares of common stock held.

Comprehensive Income: Under SFAS No. 130, the Cooperative is required to display comprehensive income and its components as part of the financial statements. Comprehensive income is comprised of net income and other comprehensive income
(loss), which includes certain changes in equity that are excluded from net income. In fiscal 2005, the Cooperative included adjustments of its equity investee, Holdings LLC for minimum pension liabilities ($1.2 million) and unrealized holding losses on hedging transactions ($0.1 million) in other comprehensive income/(loss). In fiscal 2004, the Cooperative included adjustments of its equity investee, Holdings LLC, for minimum pension liabilities ($0.2 million) and unrealized holding losses on hedging transactions ($0.1 million) in other comprehensive income/(loss). In fiscal 2003, the Cooperative included adjustments of its equity investee, Holdings LLC, for minimum pension liabilities ($4.6 million) and unrealized holding gains on hedging transactions ($0.1 million) in other comprehensive income/(loss).

Disclosures About Fair Value of Financial Instruments: The following methods and assumptions were used by the Cooperative in estimating its fair value disclosures for financial instruments:

         Cash and Cash Equivalents, Accounts Receivable, and Notes Payable: The carrying amount approximates fair value because of the short maturity of these instruments.

         Long-Term Debt: The fair value of the long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. For additional information about Long-Term Debt, see "NOTE 3. Long-Term Debt" under these "Notes to Consolidated Financial Statements."

NOTE 2. AGREEMENTS WITH BIRDS EYE FOODS

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

Termination Agreement: Pro-Fac and Birds Eye Foods entered into the Termination Agreement, pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated and, in consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply.

Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Birds Eye Foods entered into the Amended and Restated Marketing and Facilitation Agreement. The Amended and Restated Marketing and Facilitation Agreement supersedes and replaces the Marketing and Facilitation Agreement and provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Birds Eye Foods will continue to pay Pro-Fac the CMV of crops supplied by Pro-Fac in installments corresponding to the dates of payment by Pro-Fac to its members for crops delivered. The processes for determining CMV under the Amended and Restated Marketing and Facilitation Agreement are substantially the same as the processes used under the Marketing and Facilitation Agreement. Birds Eye Foods makes payments to Pro-Fac of an estimated CMV for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac meet with Birds Eye Foods management to establish CMV or receivable guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. Unlike the Marketing and Facilitation Agreement, however, the Amended and Restated Marketing and Facilitation Agreement does not permit Birds Eye Foods to offset its losses from products supplied by Pro-Fac or require it to share with Pro-Fac its profits and it does not require Pro-Fac to reinvest in Birds Eye Foods any part of Pro-Fac's patronage income.

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

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which it will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount or (ii) a defined target percentage of Birds Eye Foods' needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages were set based upon the needs of Birds Eye Foods in the 2002 crop year (fiscal 2003). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. After August 19, 2005, the aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $10.0 million over the term of the agreement.

Unless terminated earlier, the Amended and Restated Marketing and Facilitation Agreement will continue in effect until August 19, 2012. Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement prior to August 19, 2012 upon the occurrence of certain events, including in connection with a change in control transaction affecting Birds Eye Foods or Holdings Inc. Prior to August 19, 2005, in the event Birds Eye Foods terminated the Amended and Restated Marketing and Facilitation Agreement as a result of a change in control transaction, Birds Eye Foods was required to pay Pro-Fac a termination fee of $20.0 million (less the total amount of any shortfall payments previously paid to Pro-Fac under the Amended and Restated Marketing and Facilitation Agreement). Also, if, before August 19, 2005, Birds Eye Foods sold one or more portions of its business, and if the purchaser did not continue to purchase the crops previously purchased by Birds Eye Foods with respect to the transferred business, then such failure would have been taken into consideration when determining if Birds Eye Foods is required to make any shortfall payments to Pro-Fac. After August 19, 2005, Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement as a result of a change in control transaction without payment of the $20.0 million termination fee and Birds Eye Foods may sell portions of its business and the volumes of crop purchases previously made by Birds Eye Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

Transitional Services Agreement: Pro-Fac and Birds Eye Foods entered into the Transitional Services Agreement dated as of the Closing Date, pursuant to which Birds Eye Foods provided Pro-Fac certain administrative and other services for a period of 24 months from the Closing Date. Pursuant to its terms, the Transitional Services Agreement terminated on August 19, 2004. During the term of the Transitional Services Agreement, Mr. Wright, who was the General Manager and Secretary of Pro-Fac, was employed by Birds Eye Foods serving as executive vice president - investor relations of Birds Eye Foods. As an employee of Birds Eye Foods, Mr. Wright's salary was paid by Birds Eye Foods. Effective August 19, 2004, Mr. Wright and two other individuals previously employed by Birds Eye Foods became employees of Pro-Fac and ceased to be employed by Birds Eye Foods.

NOTE 3. LONG-TERM DEBT

The following is a summary of long-term debt outstanding:

(Dollars in Thousands)

                                                            June 25,       June 26,
                                                              2005           2004
                                                              ----           ----
Credit facility with Birds Eye Foods, Inc.                  $     0       $   1,000
Line of credit Manufacturers and Traders Trust Company            0               0
                                                            -------       ---------
Total debt                                                        0           1,000
Less current portion                                              0               0
                                                            -------       ---------
Total long-term debt                                        $     0       $   1,000
                                                            =======       =========

Credit Agreement: Birds Eye Foods and Pro-Fac have entered into a credit agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10% per annum. Amounts borrowed and interest are required to be paid only upon sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holdings LLC or one or more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. As of June 25, 2005 and June 26, 2004, there was an outstanding principal amount of $0 million and $1.0 million, respectively, under the Credit Facility. Subsequent to June 25, 2005, Pro-Fac borrowed $1.0 million under the Credit Facility.

Line of Credit: The Cooperative may borrow up to $2.0 million from M&T Bank under the terms of the M&T Line of Credit. As of June 25, 2005 and June 26, 2004, no amount was outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at .75 basis points above the prime rate (prime rate was 6.0% at June 25, 2005) in effect on the day proceeds are disbursed, as announced by M&T Bank, as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. However, the collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

Fair Value: The estimated fair value of Pro-Fac's long-term debt outstanding was approximately $1.0 million at June 26, 2004. The fair value for long-term debt was estimated using either quoted market prices for the same or similar issues or the current rates offered to Pro-Fac for debt with similar maturities.

NOTE 4. INCOME TAXES

On June 11, 2003 the Cooperative received notification from the Internal Revenue Service that effective August 19, 2002 the Cooperative qualified for tax exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxation through the use of special deductions (such as dividends paid on its common and preferred stock). The Cooperative uses these special deductions and patronage distributions to reduce taxable income to zero for periods after August 19, 2002.

Effective on August 19, 2002 the Board of Directors of the Cooperative amended its By-laws to pay patronage distributions on a tax basis. Prior to this amendment the Cooperative's patronage distributions were made on a financial statement basis. The amendment was made to more closely connect the potential patronage distributions to the cash flow of the Cooperative.

NOTE 5. COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative's shares authorized, issued, and outstanding at June 25, 2005 and June 26, 2004.

                                                                                   Shares Issued and Outstanding
                                                     Par             Shares        -----------------------------
                                                    Value          Authorized      June 25, 2005   June 26, 2004
                                                    -----          ----------      -------------   -------------
Common Stock                                       $  5.00          5,000,000        1,711,096       1,833,738
Non-Cumulative Preferred Stock                     $ 25.00          5,000,000           27,965          28,297
Class A Cumulative Preferred Stock                 $  1.00         10,000,000        4,789,907       4,789,575
Class B Cumulative Preferred Stock                 $  1.00          9,500,000                0               0
Class C Cumulative Preferred Stock                 $  1.00         10,000,000                0               0
Class D Cumulative Preferred Stock                 $  1.00         10,000,000                0               0
Class E Cumulative Preferred Stock                 $  1.00         10,000,000                0               0
Class B, Series I 10% Cumulative Redeemable
         Preferred Stock                           $  1.00            500,000                0          10,768

In the event of liquidation, the relative preference of Pro-Fac's outstanding securities is as follows: first retains, then all classes of preferred stock, pari passu, then common stock and, finally, special membership interests.

While the Cooperative has no plans to liquidate, if liquidation were to occur, the order of redemption and the amount required to fully redeem each class outstanding, at June 25, 2005, is as follows:

                                       Amount Required
(Dollars in Thousands)                 to Fully Redeem
                                       ---------------
Retains                                   $   10,214
Non-Cumulative Preferred Stock                   700 (1)
           AND
Class A Cumulative Preferred Stock           119,748 (1)
Common Stock                                   8,855
Special Membership Interests                  21,733
                                          ----------
                                          $  161,250
                                          ==========

(1) Pari passu

Qualified Retained Earnings Allocated to Members ("Retains"): Retains arise from patronage income and are allocated to the accounts of members within 8 1/2 months of the end of each fiscal year. For the year ended June 25, 2005, the Cooperative retained $421,000 of patronage proceeds. Qualified retains are freely transferable. At the discretion of the Board of Directors qualified retains may mature into preferred stock in December of the fifth year after allocation. Qualified retains are taxable income to the member in the year the allocation is made.

When and if determined by the Board of Directors, retains convert into shares of Class A cumulative preferred stock. The Board of Directors, however, has tentatively decided that conversion of matured retains into Class A cumulative preferred stock will not be considered by the Board of Directors as a possible treatment of the retains issued for fiscal year 2002 and thereafter. This decision will not impact retains issued for years prior to fiscal 2002.

Preferred Stock: Except for the Class B, 10 percent cumulative preferred stock, all preferred stock outstanding originated from the conversion at par value of retains at the discretion of Pro-Fac's Board of Directors. Preferred Stock is non-voting, except that the holders of preferred and common stock are entitled to vote as separate classes on certain matters which would affect or subordinate the rights of the respective classes.

On August 23, 1995, the Cooperative commenced an offer to exchange one share of its Class A cumulative preferred stock (liquidation preference $25 per share) for each share of its existing non-cumulative preferred stock (liquidation preference $25 per share). Pro-Fac's Class A cumulative preferred stock is listed under the symbol PFACP on the Nasdaq National Market system. As of June 25, 2005, the number of Class A cumulative preferred stock record holders was 1,682.

The Class B, Series I 10 percent cumulative redeemable preferred stock (the "Class B Stock") was issued to Birds Eye Foods' employees pursuant to an Employee Stock Purchase Plan which has now been terminated. In April 2005, the Cooperative redeemed all shares of Class B cumulative preferred stock for approximately $119,000, including a dividend of $1.00 per share and the $10 per share redemption price.

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

Subsequent to June 25, 2005, the Cooperative declared a cash dividend of $1.50 per share on the Non-cumulative Preferred Stock and $.43 per share on the Class A Cumulative Preferred Stock. These dividends amounted to approximately $2.1 million and were paid in August 2005.

The Cooperative's ability to pay dividends is dependent upon, among other factors, capital surplus, its future earnings and its available cash. The Cooperative determines its capital surplus under applicable state law. Under New York law, capital surplus is the amount by which the fair value of the Cooperative's assets exceed the total of its liabilities and the par value of its capital stock. There can be no assurance that the value of the Cooperative's assets, including its investment in Holdings LLC, will be sufficient to support a determination of capital surplus in the future. Absent sufficient capital surplus, the Cooperative will be prohibited from paying dividends. Factors that may influence the fair market value of the Cooperative's investment in Holdings LLC include the financial condition and results of operations of Birds Eye Foods.

The Cooperative's principal use of available cash is the payment of dividends and, while the Cooperative currently believes its sources of cash are sufficient to fund the Cooperative's operations and meet is cash requirements through June 2006, including payments of dividends, there can be no assurance as to the declaration of future dividends, or the rate at which dividends may be paid, since they necessarily depend upon Pro-Fac's future operations, performance and cash flow.

Common Stock: The Cooperative's common stock is owned by its members. The number of shares of common stock owned by a Pro-Fac member-grower is based upon the quantity and type of crops to be marketed through Pro-Fac by the member-grower. If a member-grower ceases to be a producer of agricultural products that are marketed through the Cooperative, then the member-grower must sell its shares of Pro-Fac common stock to another grower that is acceptable to the Cooperative. Additionally, member-growers desiring to adjust quantities of crops marketed through Pro-Fac may either offer to sell or purchase shares of Pro-Fac common stock.

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

At its January 2003 Board meeting, the Board of Directors of Pro-Fac determined to suspend the payment of annual dividends on the Cooperative's common stock for an indefinite period of time. In fiscal 2005, 2004 and 2003, cash dividends paid on common stock were $0, $0 and $509,638, respectively.

Special Membership Interests: In conjunction with the Transaction, special membership interests were allocated to the then current and former members of Pro-Fac who had made patronage deliveries to or on behalf of Pro-Fac in the six fiscal years ended June 29, 2002, in proportion to the patronage deliveries made by those members in each case during that six fiscal year period.

Accumulated Deficit: Accumulated deficit consists of accumulated (losses)/income after distribution of earnings allocated to members and dividends.

NOTE 6. OTHER MATTERS

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

Guarantees and Indemnifications: Pro-Fac is a guarantor, under an Indenture dated November 18, 1998, between Birds Eye Foods, the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc., as trustee, which Indenture was amended by a First Supplemental Indenture dated July 22, 2002, among Birds Eye Foods, the Guarantors named therein and The Bank of New York (as successor trustee to IBJ Schroder Bank & Trust Company), as trustee, and as further amended by a Second Supplemental Indenture dated March 1, 2003, of Birds Eye Foods' obligations under its 11 7/8 percent Senior Subordinated Notes issued in fiscal 1999 in the original aggregate principal amount of $200.0 million. On November 24, 2003, Birds Eye Foods repaid $150.0 million of these notes. The principal amount is due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semi-annually in arrears on May 1 and November 1. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the 11 7/8 percent Senior Subordinated Notes, including the payment in full when due of all principal and interest on the 11 7/8 percent Senior Subordinated Notes at maturity or otherwise and, in the event of any extension of time of payment or renewal of any of the 11 7/8 percent Senior Subordinated Notes, that the Notes will be promptly paid in full when due pursuant to the terms of any such extension or renewal. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the 11 7/8 percent Senior Subordinated Notes. As of June 25, 2005, the outstanding loan amount, including accrued interest, was $50.1 million.

As partial consideration for the acquisition in fiscal 1999 of the frozen and canned vegetable business of Dean Foods Company, Birds Eye Foods issued to Dean Foods a Subordinated Promissory Note for $30.0 million due November 22, 2008. The Subordinated Promissory Note is currently owned by GLK, LLC, a New York limited liability company, whose members are Birds Eye Foods and GLK Holdings, Inc., which is a wholly owned subsidiary of Birds Eye Foods. Pro-Fac guarantees Birds Eye Foods' obligations under that Note. Interest on the Subordinated Promissory Note accrued quarterly in arrears, commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accrued through November 22, 2003 was paid in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Birds Eye Foods satisfied this requirement through the issuance of additional promissory notes. Interest accruing after November 22, 2003 is payable in cash. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the Subordinated Promissory Notes, including the payment in full when due of all principal and interest on the Notes. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the Notes. As of June 25, 2005, the outstanding loan amount subject to the Cooperative's guarantee included principal of $30.0 million and interest of $9.7 million.

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

From time to time, in the ordinary course of its business, Pro-Fac has, or may, enter into agreements with its customers, suppliers, service providers and business partners which contain indemnification provisions. Generally, such indemnification provisions require the Cooperative to indemnify and hold harmless the indemnified party(ies) and to reimburse the indemnified party(ies) for claims, actions, liabilities, losses and expenses in connection with any personal injuries or property damage resulting from any Pro-Fac products sold or services provided. Additionally, the Cooperative may from time to time agree to indemnify and hold harmless its providers of services from claims, actions, liabilities, losses and expenses relating to their services to Pro-Fac, except to the extent finally determined to have resulted from the fault of the provider of services relating to such services. The level of conduct constituting fault of the service provider will vary from agreement to agreement and may include conduct which is defined in terms of negligence, gross negligence, willful misconduct, omissions or other culpable behavior. The terms of these indemnification provisions are generally not limited. The maximum potential future payments that the Cooperative could be required to make under these indemnification provisions are unlimited and are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses to the claims, which are not estimable. Historically, costs incurred to resolve claims related to these indemnification provisions have not been material to the Cooperative's financial position, results of operations or cash flows.

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

As part of the Transaction, Pro-Fac agreed to indemnify Birds Eye Foods for certain environmental liabilities exceeding $200,000. This obligation, however, is only triggered once the aggregate of all liabilities subject to indemnification under the Unit Purchase Agreement (including those unrelated to environmental matters) exceeds $10.0 million.

As of the date of this Report, Pro-Fac does not expect to be required to perform under the guarantees and indemnifications described above.

Rent commitment: Pro-Fac rents office space from Birds Eye Foods at an annual rent of approximately $13,000 (approximately $1,080 per month). Either Pro-Fac or Birds Eye Foods may terminate this arrangement upon 30 days written notice.

Benefit plan: Pro-Fac sponsors a 401(k) profit-sharing plan under which its employees may defer a portion of their salary. Pro-Fac contributes an amount equal to 3% of each employee's salary. Pro-Fac may also make additional contributions at Pro-Fac's sole discretion.

Related party transactions: Substantially all purchases are from member-growers of the Cooperative. For fiscal years 2005, 2004 and 2003, approximately 72%, 75% and 98%, respectively, of all crops purchased by Pro-Fac from its members were sold to its indirect equity investee, Birds Eye Foods.

NOTE 7. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the fiscal years ended June 25, 2005 and June 26, 2004 appears in the following table.

In the opinion of management, all adjustments necessary for a fair presentation of the unaudited quarterly data have been made.

(Dollars in Thousands Except Per Share)

                                                                  Quarters
                                                 -------------------------------------------
Fiscal 2005                                         1           2          3           4        Total Year
                                                 -------     -------    -------     --------    ----------
Net sales                                        $     0     $     0    $     0     $      0      $     0
Gross profit                                           0           0          0            0            0
Pretax income/(loss) before dividends,
  and allocation of net income/(loss)               (545)      5,229       (890)      (2,155)       1,639
Net income/(loss)                                   (545)      5,229       (890)      (2,155)       1,639

                                                                  Quarters
                                                 -------------------------------------------
Fiscal 2004                                         1           2          3           4        Total Year
                                                 -------     -------    -------     --------    ----------

Net sales                                        $     0     $     0    $     0     $      0      $     0
Gross profit                                           0           0          0            0            0
Pretax income before dividends,
  and allocation of net proceeds                   1,859       3,514      1,712        2,019        9,104
Net income                                         1,859       3,514      1,712        2,019        9,104

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Pro-Fac's Principal Executive and Principal Financial Officer concluded that Pro-Fac's disclosure controls and procedures as of June 25, 2005 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in Pro-Fac's internal control over financial reporting identified during the fourth quarter ended June 25, 2005, that materially affected, or are reasonably likely to materially affect, Pro-Fac's internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information about the individuals that currently serve as directors and executive officers of Pro-Fac.

                       MANAGEMENT AND DIRECTORS OF PRO-FAC


                                                      Date
                            Name                    of Birth                      Positions
                  ------------------------          --------           --------------------------------
                  Bruce R. Fox                        1947             Director
                  Steven D. Koinzan                   1948             Director  and Vice President
                  Charles R. Altemus                  1931             Director
                  Stephen R. Wright                   1947             General Manager, Chief Executive Officer,
                                                                       Chief Financial Officer and Secretary
                  Dale W. Burmeister                  1940             Director
                  Peter R. Call (1)                   1956             Director and President
                  Kenneth A. Dahlstedt                1954             Director
                  Robert DeBadts                      1957             Director
                  Kenneth A. Mattingly                1948             Director
                  Allan W. Overhiser (1)              1960             Director, Vice President and Treasurer
                  Paul E. Roe                         1939             Director
                  Darell Sarff                        1949             Director
                  James Vincent                       1944             Director
                  James A. Pierson (2)                1937             Director
                  Cornelius D. Harrington, Jr. (2)    1927             Director
                  Frank M. Stotz (2)                  1930             Director

(1) Mr. Allen W. Overhiser and Mr. Peter R. Call serve as directors of both Birds Eye Foods and Pro-Fac. Messrs. Overhiser and Call serve as the "Pro-Fac Directors" on Birds Eye Foods' Board of Directors pursuant to the
Securityholders Agreement

(2) Members of Pro-Fac's Audit Committee, which is a separately-designated standing Audit Committee established by and among Pro-Fac's Board of Directors for the purposes of, among other duties, overseeing the accounting and financial reporting processes of Pro-Fac and audits of Pro-Fac's financial statements. The charter of the Audit Committee is available on the Cooperative's Investor Relations website www.profaccoop.com/about/Profacinvestorinformation. Mr. Harrington is the Chairman of the Audit Committee. The Board of Directors has determined that Messrs. Pierson, Harrington and Stotz each qualify as an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K and that each of the members of the Audit Committee satisfies the independence standards in Section 4200(a)(15) of the NASD listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Bruce R. Fox has been a Director of Pro-Fac since 1973. He was Treasurer of Pro-Fac from 1984 until March 1995, when he was elected President. He served as President of Pro-Fac until March 2004. Mr. Fox also served as a Director of Birds Eye Foods from 1994 to May 2004; serving as Vice Chairman from 2000 to 2002. He has been a member of Pro-Fac since 1974. Mr. Fox is a fruit and vegetable grower (N.J. Fox & Sons, Inc. and AEBIG Apple LLC, Shelby, MI).

Steven D. Koinzan has been a Director of Pro-Fac since 1982. He was Secretary of Pro-Fac from March 1993 until March 1995, Treasurer from March 1995 until 2000 and from March 2004 until March 2005 and Vice-President from 2000 until March 2004. Mr. Koinzan was, again, elected to serve as a Vice President of Pro-Fac in March 2005. From 1994 to August 29, 2002, Mr. Koinzan served as a director of Birds Eye Foods; serving as Vice Chairman from 2001 to 2002. He has been a member of Pro-Fac since 1979. Mr. Koinzan is a popcorn, field corn and soybean farmer (Koinzan Farms; Norden, Nebraska).

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

Peter R. Call has been a Director of Pro-Fac since February 2000. He has been a member of Pro-Fac since 1979. He was elected to serve as President of Pro-Fac in March 2004. Mr. Call also serves as a Director of Birds Eye Foods and has served in this capacity since August 2002. Mr. Call is a vegetable and grain farmer (My-T Acres, Inc. and Call Farms, Inc., Batavia, New York).

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

Allan W. Overhiser has been a Director of Pro-Fac since March 1994, a Vice President since March 2004, Treasurer since March 2005 and a member of Pro-Fac since 1984. Mr. Overhiser also serves as a Director of Birds Eye Foods and has served in this capacity since May, 2004. Mr. Overhiser is a fruit farmer (A.W. Overhiser Orchards; South Haven, Michigan).

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

James Vincent was elected as a Director of Pro-Fac in February 2005 and has been a member of Pro-Fac since 1967. Mr. Vincent is a vegetable grower (L-Brooke Farms; Byron, New York).

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

Section 16(a) Beneficial Ownership Reporting Compliance: Section 16(a) of the Securities Exchange Act of 1934 requires Pro-Fac's directors and officers, and persons who own more than 10% of a registered class of Pro-Fac's equity securities, to file reports of ownership and changes in ownership of the securities of Pro-Fac with the Securities and Exchange Commission (the "SEC"). Officers, directors and beneficial owners of more than 10% of any class of Pro-Fac's equity securities are required by SEC regulation to furnish Pro-Fac with copies of all Section 16(a) reports they file.

Based upon review of the copies of such reports and written representations that no other reports were required, Pro-Fac believes that during the fiscal year ended June 25, 2005, all filing requirements under Section 16(a) applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

Code of Ethics: The Board of Directors has adopted the "Pro-Fac Cooperative, Inc. Principal Executive Officer/Senior Financial Officer Code of Ethics" that applies to the Company's principal executive officer and principal financial officer. A copy of the Code of Ethics is available at the Cooperative's Investor Relations website - "About Pro-Fac" (www.profaccoop.com/about/Profacinvestorinformation). The Cooperative intends to post amendments to or waivers from the Code of Ethics for its principal executive officer and its principal financial officer at this location on that website.

Involvement in Certain Legal Proceedings: Mr. Stephen Wright was previously an executive officer of PF Acquisition II, Inc. a former subsidiary of Pro-Fac. On June 27, 2001, PF Acquisition II, Inc. filed a petition under the federal bankruptcy laws.

ITEM 11. EXECUTIVE COMPENSATION

Mr. Stephen Wright serves as Pro-Fac's General Manager, Chief Executive Officer, Chief Financial Officer and Secretary. From August 19, 2002 through August 19, 2004, during the term of the Transitional Services Agreement, Mr. Wright served as Pro-Fac's General Manager and Secretary, but during this period he was a full time employee of Birds Eye Foods and his compensation was paid by Birds Eye Foods. Prior to August 19, 2002, Mr. Wright allocated his time and responsibilities between Pro-Fac and Birds Eye Foods pursuant to the Marketing and Facilitation Agreement.

The following table sets forth information concerning the compensation paid for each of the fiscal years ended June 25, 2005, June 26, 2004 and June 28, 2003 to Mr. Wright, Pro-Fac's only "Named Executive Officer" during fiscal 2005.

Executive Compensation
Summary Compensation Table (1)


                                                                 Annual
                                                             Compensation (3)
                                          Fiscal        ---------------------------            All Other
Name and Principal Position               Year           Salary (4)      Bonus (5)         Compensation (6)
---------------------------               ----          -----------      ---------         -----------------
Stephen R. Wright (2)                      2005         $ 149,804        $       0            $    2,885
                                           2004           234,000           19,000                 7,532
                                           2003           234,000           60,000                 6,962

(1) As is indicated above, Pro-Fac had no executive officers who were employees of Pro-Fac until August 19, 2004. All compensation described prior to that date was paid to Mr. Wright by Birds Eye Foods.

(2) Mr. Wright remained an employee of Birds Eye Foods and rendered services to Pro-Fac pursuant to the Transitional Services Agreement until August 19, 2004. Effective August 19, 2004, Mr. Wright became an employee of Pro-Fac.

(3) In accordance with the rules of the Securities and Exchange Commission, the compensation described in this table does not include group life, health and medical insurance or other benefits received by Mr. Wright that are available generally to all salaried employees of Pro-Fac or Birds Eye Foods, and, except as expressly noted, certain perquisites and other personal benefits, securities or property received by Mr. Wright that do not exceed (in the aggregate) the lesser of $50,000 or 10% of Mr. Wright's total salary and bonus disclosed in this table.

(4) In fiscal 2005, Mr. Wright's salary included $44,035 paid by Birds Eye Foods through August 19, 2004 and $105,769 paid by Pro-Fac thereafter through June 25, 2005.

(5) Bonuses paid by Pro-Fac are at the sole discretion of Pro-Fac's board of directors. Pursuant to the Birds Eye Foods Management Incentive Plan, until August 19, 2004, additional compensation was paid if justified by the activities of the officers and employees eligible under the Management Incentive Plan and by the earnings of Birds Eye Foods.

(6) Consisting of matching contributions under Pro-Fac's 401(k) Plan in fiscal year 2005 and matching contributions under Birds Eye Foods' 401(k) plan for fiscal years 2004 and 2003.

Directors' Compensation: During fiscal 2005, Pro-Fac Directors were each paid an annual retainer. Messrs. Burmeister, Dahlstedt, Debadts, Fox, Koinzan, Mattingly, Overhiser, Roe and Sarff, and Mr. Glenn Lee Chase, who served as a director until March 2005, were paid an annual retainer of $8,000. Mr. Call, who also serves as Chairman of the Board of Directors of Pro-Fac, was paid an annual retainer of $12,000. All non-member-grower directors of Pro-Fac, consisting of Messrs. Harrington, Pierson and Stotz, received an annual retainer of $20,000. Directors are not paid additional compensation for serving on a standing committee of the Board of Directors or for their participation in special assignments in their capacity as directors. All directors receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of the Board. There is no change in director compensation in fiscal 2006 from fiscal 2005.

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

Compensation Committee Interlocks and Insider Participation: The members of the Cooperative's Compensation Committee of the Board of Directors during fiscal 2005 were: Mr. Steven Koinzan, Mr. Allan Overhiser, Mr. Kenneth Mattingly, Mr. James Pierson and Mr. Peter Call.

Mr. Peter Call serves as the Cooperative's President, Mr. Overhiser serves as its Vice President and Treasurer and Mr. Koinzan serves as its Vice President. Mr. Koinzan served as Pro-Fac's Secretary from 1993 to 1995, as its Vice President from 2000 to March 2004 and as its Treasurer from March 1995 to March 2000 and from March 2004 until March 2005. Mr. Koinzan was, again, elected to serve as Vice President of Pro-Fac in March 2005. However, Messrs. Call, Overhiser and Koinzan do not serve (and have not served) as employee-officers of the Cooperative.

Mr. Koinzan, Mr. Overhiser, Mr. Mattingly and Mr. Call are member-growers of Pro-Fac. Accordingly, as member-growers of the Cooperative, during fiscal 2005 they received payments from Pro-Fac for crops delivered by them directly or indirectly through entities owned or controlled by them. During fiscal year 2005, the aggregate amount of payments received by Messrs. Koinzan, Overhiser, Mattingly and Call, directly or indirectly through entities owned or controlled by them, for their crops was approximately $752,000, $119,000, $1,612,000 and $3,796,000, respectively.

No interlocking relationships exist between members of the Pro-Fac Board or Compensation Committee and the board of directors or compensation committee of another company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information regarding the beneficial ownership, as of June 25, 2005, by (i) each person or entity (including any group) who is known by Pro-Fac to own beneficially more than 5 percent of Pro-Fac's common stock and (ii) each Pro-Fac director, each Named Executive Officer included in the Summary Compensation Table, and all directors and current executive officers as a group, as to each class of equity securities of Pro-Fac.


                                                                        Amount and Nature of       Percent of
           Name                           Title of Class              Beneficial Ownership(a)       Class(b)
           ----                           --------------              -----------------------       --------
Charles R. Altemus               Common                                   21,007 (v)                 1.19%
                                 Class A Cumulative Preferred              2,441 (v)                 0.05%

Dale W. Burmeister               Common                                   10,470 (c)                 0.59%
                                 Class A Cumulative Preferred                657 (c)                 0.01%

Peter R. Call                    Common                                   40,536 (d)                 2.29%
                                 Class A Cumulative Preferred             27,177 (d)                 0.57%
                                 Class A Cumulative Preferred             14,194 (e)                 0.30%
                                 Class A Cumulative Preferred              5,361 (f)                 0.11%
                                 Class A Cumulative Preferred             10,146                     0.21%
                                 Class A Cumulative Preferred              1,700 (g)                 0.04%
                                 Class A Cumulative Preferred                800 (h)                 0.02%

Kenneth A. Dahlstedt             Common                                    7,375                     0.42%
                                 Common                                    1,833 (i)                 0.10%
                                 Class A Cumulative Preferred                330                     0.01%
                                 Class A Cumulative Preferred                 48 (i)                 0.00%

Robert DeBadts                   Common                                   12,737 (j)                 0.72%
                                 Class A Cumulative Preferred             12,732 (j)                 0.27%
                                 Class A Cumulative Preferred                307 (k)                 0.01%

Bruce R. Fox                     Common                                   11,315 (l)                 0.64%
                                 Common                                      240 (m)                 0.01%
                                 Class A Cumulative Preferred              9,261 (l)                 0.19%
                                 Class A Cumulative Preferred              8,583 (n)                 0.18%
                                 Class A Cumulative Preferred              1,085                     0.02%
                                 Class A Cumulative Preferred                955 (o)                 0.02%

Cornelius D. Harrington, Jr.     None

Steven D. Koinzan                Common                                   11,184                     0.63%
                                 Class A Cumulative Preferred              6,159                     0.13%
                                 Class A Cumulative Preferred                250 (p)                 0.01%

Kenneth A. Mattingly             Common                                   12,758 (q)                 0.72%
                                 Class A Cumulative Preferred             12,258 (q)                 0.26%

Allan W. Overhiser               Common                                    3,258 (r)                 0.18%
                                 Class A Cumulative Preferred              2,130 (r)                 0.04%

James A. Pierson                 None

Paul E. Roe                      Common                                   25,147 (s)                 1.42%
                                 Class A Cumulative Preferred              8,453 (s)                 0.18%

Darell Sarff                     Common                                    2,616                     0.15%
                                 Class A Cumulative Preferred              1,995                     0.04%

Frank M. Stotz                   None


James Vincent                        Common                               23,419 (t)                 1.32%
                                     Common                                1,496 (u)                 0.08%
                                     Class A Cumulative Preferred          5,052 (u)                 0.11%

Stephen R. Wright                    Class A Cumulative Preferred          1,640                     0.03%


All directors and current executive
 officers as a group (16)            Common                              185,391                    10.47%
                                     Class A Cumulative Preferred        133,714                     2.79%


(a) Certain of the directors named above may have the opportunity, along with the other Pro-Fac members producing a specific crop, to acquire beneficial ownership of additional shares of the common stock of Pro-Fac within a period of approximately 60 days, commencing each year on February 1, if Pro-Fac determines that a permanent change is required in the total quantity of that particular crop.
(b) Based on 1,771,096 shares of common stock and 4,789,907 shares of Class A Cumulative Preferred stock outstanding as of June 25, 2005. In the above table, each director who has direct beneficial ownership of common or preferred shares by reason of being the record owner of such shares has sole voting and investment power with respect to such shares, while each director who has direct beneficial ownership of common or preferred shares as a result of owning such shares as a joint tenant has shared voting and investment power regarding such shares. Each director who has indirect beneficial ownership of common or preferred shares resulting from his status as a shareholder or a partner of a corporation or partnership which is the record owner of such shares has sole voting and investment power if he controls such corporation or partnership. If he does not control such corporation or partnership, he has shared voting and investment power. Pro-Fac does not believe that the percentage ownership of any such corporation or partnership by a director is material, since in the aggregate no director beneficially owns in excess of 5 percent of either the common or preferred shares of Pro-Fac. Moreover, Pro-Fac members are only entitled to one vote regardless of the number of shares of common stock owned.
(c)   Record ownership by Lakeshore Farms, Inc.
(d)   Record ownership by My-T Acres, Inc.
(e)   Record ownership by My-T Acres, Inc. Employee Profit Sharing Plan
(f)   Record ownership by Call Farms, Inc.
(g)   Record ownership by Julie Call, Mr. Call's spouse
(h)   Record ownership by Casey Call, minor child of Peter R. Call
(i)   Record ownership by Ag-Pro, Inc.
(j)   Record ownership by Lake Breeze Fruit Farm, Inc.
(k)   Record ownership jointly with spouse
(l)   Record ownership by N.J. Fox & Sons, Inc.
(m)   Record ownership by AEBIG Apple LLC
(n)   Record ownership by Kathleen Fox, Mr. Fox's spouse
(o)   Record ownership by Bruce Fox IRA
(p)   Record ownership by Steven and Lois Koinzan, jointly
(q)   Record ownership by M-B Farms, Inc.
(r)   Record ownership by A.W. Overhiser Orchards
(s)   Record ownership by Roe Acres, Inc.
(t)   Record ownership by L-Brooke Farms, LLC
(u)   Record ownership by L-Brooke Farms, Inc.
(v)   Record ownership by Charles and Mildred Altemus, jointly

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Securityholders Agreement and Limited Liability Company Agreement: Pro-Fac, Stephen R. Wright, the Chief Executive Officer, Chief Financial Officer, General Manager and Secretary of Pro-Fac and others are parties to the Securityholders Agreement and Limited Liability Company Agreement because of their ownership of common units of Holdings LLC. Both the Securityholders Agreement and the Limited Liability Company Agreement are described in this Report under the heading "Description of Business - General Development of Business" in Part I, Item 1, and such descriptions are incorporated by reference into this Item 13. As of June 25, 2005, Mr. Wright owned approximately 553 Class C common units, representing approximately 4.3 percent of the issued and outstanding Class C common units and approximately 379 Class D common units, representing approximately 2.8 percent of the issued and outstanding Class D common units of Holdings LLC.

Transitional Services Agreement: Mr. Wright served as the General Manager of Pro-Fac pursuant to the Transitional Services Agreement until August 19, 2004, during which time he was an employee of Birds Eye Foods and he was compensated by Birds Eye Foods. Pursuant to its terms, the Transitional Services Agreement terminated on August 19, 2004. Effective August 19, 2004, Mr. Wright became an employee of Pro-Fac. The Transitional Services Agreement is described in this Report under the heading "Description of Business - General Development of Business" in Part I, Item 1, which description is incorporated by reference into this Item 13.

Purchase of Crops by Pro-Fac: Pro-Fac members sell crops grown by them to Pro-Fac pursuant to general marketing agreements between Pro-Fac and its members. Pro-Fac, in turn, markets and sells its members' crops to food processors, including Birds Eye Foods. The Directors of Pro-Fac, other than James A. Pierson, Cornelius D. Harrington and Frank M. Stotz, are grower-members of Pro-Fac. Accordingly, during fiscal year 2005, as member-growers of the Cooperative, they received payments from Pro-Fac for crops delivered by them directly or indirectly through entities owned or controlled by them.

During fiscal 2005, the following directors, directly or indirectly through entities owned or controlled by them, received payments from Pro-Fac for their crops as follows:

(Dollars in Thousands)

                                                         RELATIONSHIP                             PAYMENTS RECEIVED
        NAME                                              TO PRO-FAC                                    FISCAL 2005
------------------------                       ---------------------------------                 ---------------------
Charles R. Altemus...........................    Director                                            $        528
Dale W. Burmeister...........................    Director                                            $        467
Peter R. Call................................    Director and President                              $      3,796
Kenneth A. Dahlstedt.........................    Director                                            $        213
Robert DeBadts...............................    Director                                            $        674
Bruce R. Fox.................................    Director                                            $        799
Steven D. Koinzan ...........................    Director and Vice President                         $        752
Kenneth A. Mattingly.........................    Director                                            $      1,612
Allan W. Overhiser...........................    Director, Vice President and Treasurer              $        119
Paul E. Roe .................................    Director                                            $        742
Darell Sarff.................................    Director                                            $        199
James Vincent................................    Director                                            $      1,598


DIRECTORS AND OFFICERS LIABILITY INSURANCE

As authorized by New York law and in accordance with the policy of that state, the Cooperative has obtained insurance from Cincinnati Insurance Companies insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative. This insurance has a term expiring on August 19, 2006, at an annual cost of approximately $70,000. Additionally, the Cooperative has obtained insurance from St. Paul Mercury Insurance Company and Great American Insurance Company, insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative for events occurring prior to August 19, 2002 where claims are submitted prior to August 19, 2008. This insurance has a term expiring on August 19, 2008, at a cost of approximately $463,000. As of the date of this Report, no sums have been paid to any officers or directors of the Cooperative under either of these indemnification insurance policies.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Auditor for Fiscal 2005 and 2004: The following table shows the aggregate fees billed for audit and other services provided by Deloitte & Touche LLP ("D&T") for fiscal years 2005 and 2004.


                                              2005         2004
                                              ----         ----
Audit Fees                                  $60,472     $41,640
Audit-Related Fees                                0           0
Tax Fees                                          0           0
All Other Fees                                    0           0
                                           --------     -------
Total                                       $60,472     $41,640
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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Report:

     1. Financial Statements. The following Financial Statements of Pro-Fac and the Report of Independent Registered Public Accounting Firm are included in Item 8:

                                                                                                                         Page
                                                                                                                         ----
Pro-Fac Cooperative, Inc. and Consolidated Subsidiary:
   Report of Independent Registered Public Accounting Firm.................................................................   25
   Consolidated Financial Statements:
     Consolidated Statements of Operations, Allocation of Net Income and Comprehensive Income
       for the years ended June 25, 2005, June 26, 2004 and June 28, 2003..................................................   26
     Balance Sheets at June 25, 2005 and June 26, 2004.....................................................................   27
     Consolidated Statements of Cash Flows for the years ended June 25, 2005, June 26, 2004 and June 28, 2003..............   28
     Consolidated Statements of Changes in Shareholders' and Members' Capitalization and Redeemable and Common Stock
       for the years ended June 25, 2005, June 26, 2004 and June 28, 2003..................................................   29
     Notes to Consolidated Financial Statements............................................................................   30

     2.  Financial Statement Schedules:

         SCHEDULE II:  Valuation and Qualifying Accounts:

         Pro-Fac Cooperative, Inc.
         Valuation and Qualifying Accounts
         For the Fiscal Years Ended June 25, 2005, June 26, 2004 and
         June 28, 2003


                                                                                       Fiscal Years Ended
                                                                       ---------------------------------------------------
                                                                        June 25, 2005     June 26, 2004    June 28, 2003
                                                                        -------------     -------------    -------------
         Allowance for doubtful accounts
            Balance at beginning of period                              $            0   $            0    $      731,000
            Additions charged to expense                                             0                0                 0
            Deductions                                                               0                0                 0
            Deconsolidation with Birds Eye Foods, Inc.                               0                0          (731,000)
                                                                       ---------------  ---------------   ---------------
            Balance at end of period                                    $            0   $            0    $            0
                                                                        ==============   ==============    ==============

         Inventory reserve
            Balance at beginning of period                              $            0   $            0    $    6,927,000
            Net change                                                               0                0                 0
            Deconsolidation with Birds Eye Foods, Inc.                               0                0        (6,927,000)
                                                                       ---------------  ---------------   ---------------
            Balance at end of period                                    $            0   $            0    $            0
                                                                        ==============   ==============    ==============

         Tax valuation allowance
            Balance at beginning of period                              $            0   $            0    $   14,540,000
            Net change                                                               0                0                 0
            Deconsolidation with Birds Eye Foods, Inc.                               0                0       (14,540,000)
                                                                       ---------------  ---------------   ---------------
         Balance at end of period                                       $            0   $            0    $            0
                                                                        ==============   ==============    ==============


Separate Financial Statements of Fifty-Percent or Less Owned Persons: Exhibit 99 to this Report, Birds Eye Holdings LLC consolidated financial statements and financial statement schedule for the fiscal years ended June 25, 2005 and June 26, 2004, is incorporated by reference into this Report as the "Separate Financial Statements of Fifty-Percent or Less Owned Persons", a Financial Statement schedule required as part of this Report.

Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the Financial Statements or the notes thereto.

3. Exhibits. The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:


    Exhibit
    Number                               Description
    ------                               -----------
       2.1        Unit Purchase Agreement (filed as Exhibit 2.1 to Pro-Fac's
                  Form 8-K filed June 21, 2002 and incorporated herein by
                  reference).

       3.1        Restated Certificate of Incorporation of Pro-Fac, dated August
                  19, 2002 (filed as Exhibit 3.1 to Pro-Fac Form 10-K for the fiscal year ended June 29, 2002 and incorporate herein by reference).

       3.2        Bylaws of Pro-Fac Cooperative, Inc. as amended August 19,
                  2002, (filed as Exhibit 3.2 to Pro-Fac's Form 10-K for the fiscal year ended June 29, 2002 and incorporated herein by reference).

       4.1        Indenture, dated as of November 18, 1998, between Birds Eye
                  Foods, the Guarantors named therein and IBJ Schroder Bank &
                  Trust Company, Inc., as Trustee (filed as Exhibit 4.1 to Birds
                  Eye Foods, Inc.'s Registration Statement on Form S-4 filed
                  January 5, 1999 (Registration No. 333-70143) and incorporated herein by reference).

       4.2        Form of 11 7/8% Senior Subordinated Notes due 2008 (filed as
                  Exhibit B to Exhibit 4.1 to Birds Eye Foods' Registration
                  Statement on Form S-4 filed January 5, 1999 (Registration No.
                  333-70143) and incorporated herein by reference).

       4.3 First Supplemental Indenture (amending the Indenture referenced in Exhibit 4.1 herein) dated July 22, 2002 (filed as Exhibit 4.3 to Pro-Fac's Form 10-K for the fiscal year ended June 29, 2002 and incorporated herein by reference).

       4.4 Second Supplemental Indenture (amending the Indenture referenced in Exhibit 4.1 herein) dated as of March 1, 2003
                  (filed as Exhibit 4.1 to Birds Eye Foods' Quarterly Report on
                  Form 10-Q for the third fiscal quarter ended March 19, 2003 and incorporated herein by reference).

       4.5 Amended and Restated Marketing and Facilitation Agreement dated August 19, 2002 between Pro-Fac and Birds Eye Foods
                  (filed as Exhibit 99.4 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

      10.1 Termination Agreement dated August 19, 2002 between Pro-Fac and Birds Eye Foods (filed as Exhibit 99.3 to Pro-Fac's
                  Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

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

      10.4        Transitional Services Agreement dated August 19, 2002 between
                  Pro-Fac and Birds Eye Foods (filed as Exhibit 99.5 to
                  Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

      10.5 Credit Agreement dated August 19, 2002 between Pro-Fac as borrower, and Birds Eye Foods as lender (filed as Exhibit 99.6 to Pro-Fac's Current Report on Form 8-K filed September 3,
                  2002 and incorporated herein by reference).

      10.6        Securityholders Agreement dated August 19, 2002 among Birds
                  Eye Holdings LLC, Pro-Fac, Vestar/Agrilink Holdings LLC and others (filed as Exhibit 99.7 to Pro-Fac's Current Report on
                  Form 8-K filed September 3, 2002 and incorporated herein by reference).

      10.7        Amendment No. 1 to the Securityholders Agreement dated August
                  30, 2003 among Birds Eye Holdings, LLC, Pro-Fac Cooperative,
                  Inc., Vestar/Agrilink Holdings, LLC, and others (filed as
                  Exhibit 10.7 to Pro-Fac's Annual Report on Form 10-K for the fiscal year ended June 28, 2003 and incorporated herein by reference).

      10.8        Amended and Restated Limited Liability Company Agreement of
                  Birds Eye Holdings LLC dated August 19, 2002 among Birds Eye
                  Holdings LLC, Pro-Fac, Vestar/Agrilink Holdings and others
                  (filed as Exhibit 99.8 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

      10.9        Amendment No. 1 to the Amended and Restated Limited Liability
                  Company Agreement of Birds Eye Holdings LLC dated as of August
                  30, 2003 among Birds Eye Holding LLC, Pro-Fac, Vestar/Agrilink
                  Holdings and others (filed as Exhibit 10.10 to Pro-Fac's
                  Annual Report on Form 10-K for the fiscal year ended June 28, 2003 and incorporated herein by reference).



      10.10       Amendment No. 2 to Amended and Restated Limited Liability
                  Company Agreement of Holdings LLC dated as of February 11,
                  2004 among Birds Eye Holdings LLC, Pro-Fac, Vestar/Agrilink
                  Holdings and others (filed as Exhibit 10.10 to Pro-Fac's
                  Annual Report on Form 10-K for the fiscal year ended June 26, 2004 and incorporated herein by reference).

      10.11       Form of Management Unit Subscription Agreement dated as of
                  August 19, 2002 between Holdings LLC and each executive officer of Birds Eye Foods party thereto (filed as Exhibit
                  99.1 to Pro-Fac's Current Report on Form 8-K filed September
                  3, 2002 and incorporated herein by reference).

     *10.12 Employment Agreement between Pro-Fac and Stephen R. Wright dated July 30, 2004 (filed as Exhibit 10.12 to Pro-Fac's
                  Annual Report on Form 10-K for the fiscal year ended June 26, 2004 and incorporated herein by reference).

     *10.13       Summary of Compensation Arrangements for the Cooperative's
                  Named Executive Officer and Directors (filed herewith).

      31 Section 302 Certification of the Principal Executive Officer and Principal Financial Officer (filed herewith).

      32          Certification of Principal Executive Officer and Principal
                  Financial Officer pursuant to 18 USC, Section 1350, as adopted pursuant to Section 906 (filed herewith).

      99 Birds Eye Holdings LLC consolidated financial statements and financial statement schedule for the fiscal years ended June
                  25, 2005 and June 26, 2004 (filed herewith).

*Management contracts or compensatory plans or arrangements.

(c) See Item 15(a)(2) above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   PRO-FAC COOPERATIVE, INC.



Date: September 23, 2005                BY: /s/   Stephen R. Wright
                                            -----------------------------
                                                  Stephen R. Wright
                                            General Manager, Chief Executive
                                            Officer, Chief Financial Officer and
                                            Secretary (Principal Executive
                                            Officer, Principal Financial
                                            Officer, and Principal Accounting
                                            Officer)



                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen R. Wright as his true and lawful attorney-in-fact and agent, with full power of substitution, for him, and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                SIGNATURE                                 TITLE                              Date
                ---------                                 -----                              ----
        /s/ Peter R. Call                           President and Director                 September 23, 2005
        -------------------------------------
        (PETER R. CALL)

        /s/ Allan W. Overhiser                      Vice President, Treasurer and          September 23, 2005
        -------------------------------------       Director
        (ALLAN W. OVERHISER)

        /s/ Steven D. Koinzan                       Vice President and Director            September 23, 2005
        -------------------------------------
        (STEVEN D. KOINZAN)

        /s/ Bruce R. Fox                            Director                               September 23, 2005
        -------------------------------------
        (BRUCE R. FOX)

        /s/ Charles R. Altemus                      Director                               September 23, 2005
        -------------------------------------
        (CHARLES R. ALTEMUS)

        /s/ Dale W. Burmeister                      Director                               September 23, 2005
        -------------------------------------
        (DALE W. BURMEISTER)

        /s/ Kenneth A. Dahlstedt                    Director                               September 23, 2005
        -------------------------------------
        (KENNETH A. DAHLSTEDT)

        /s/ Robert DeBadts                          Director                               September 23, 2005
        -------------------------------------
        (ROBERT DeBADTS)

        /s/ Cornelius D. Harrington, Jr.            Director                               September 23, 2005
        -------------------------------------
        (CORNELIUS D. HARRINGTON, JR.)

        /s/ Kenneth A. Mattingly                    Director                               September 23, 2005
        -------------------------------------
        (KENNETH A. MATTINGLY)

        /s/ James R. Pierson                        Director                               September 23, 2005
        -------------------------------------
        (JAMES R. PIERSON)

        /s/ Paul E. Roe                             Director                               September 23, 2005
        -------------------------------------
        (PAUL E. ROE)

        /s/ Darell Sarff                            Director                               September 23, 2005
        -------------------------------------
        (DARELL SARFF)

        /s/ Frank M. Stotz                          Director                               September 23, 2005
        -------------------------------------
        (FRANK M. STOTZ)

        /s/ James Vincent                           Director                               September 23, 2005
        -------------------------------------
        (JAMES VINCENT)

        /s/ Stephen R. Wright                       General Manager, Chief Executive       September 23, 2005
        -------------------------------------       Officer, Chief Financial Officer and
        (STEPHEN R. WRIGHT)                         Secretary (Principal Executive
                                                    Officer, Principal Financial
                                                    Officer and Principal Accounting
                                                    Officer)


                                  Exhibit Index


     Exhibit
     Number                               Description
     ------                               -----------
       2.1        Unit Purchase Agreement (filed as Exhibit 2.1 to Pro-Fac's
                  Form 8-K filed June 21, 2002 and incorporated herein by
                  reference).

       3.1        Restated Certificate of Incorporation of Pro-Fac, dated August
                  19, 2002 (filed as Exhibit 3.1 to Pro-Fac Form 10-K for the fiscal year ended June 29, 2002 and incorporate herein by reference).

       3.2        Bylaws of Pro-Fac Cooperative, Inc. as amended August 19,
                  2002, (filed as Exhibit 3.2 to Pro-Fac's Form 10-K for the fiscal year ended June 29, 2002 and incorporated herein by reference).

       4.1        Indenture, dated as of November 18, 1998, between Birds Eye
                  Foods, the Guarantors named therein and IBJ Schroder Bank &
                  Trust Company, Inc., as Trustee (filed as Exhibit 4.1 to Birds
                  Eye Foods, Inc.'s Registration Statement on Form S-4 filed
                  January 5, 1999 (Registration No. 333-70143) and incorporated herein by reference).

       4.2        Form of 11 7/8% Senior Subordinated Notes due 2008 (filed as
                  Exhibit B to Exhibit 4.1 to Birds Eye Foods' Registration
                  Statement on Form S-4 filed January 5, 1999 (Registration No.
                  333-70143) and incorporated herein by reference).

       4.3 First Supplemental Indenture (amending the Indenture referenced in Exhibit 4.1 herein) dated July 22, 2002 (filed as Exhibit 4.3 to Pro-Fac's Form 10-K for the fiscal year ended June 29, 2002 and incorporated herein by reference).

       4.4 Second Supplemental Indenture (amending the Indenture referenced in Exhibit 4.1 herein) dated as of March 1, 2003
                  (filed as Exhibit 4.1 to Birds Eye Foods' Quarterly Report on
                  Form 10-Q for the third fiscal quarter ended March 19, 2003 and incorporated herein by reference).

       4.5 Amended and Restated Marketing and Facilitation Agreement dated August 19, 2002 between Pro-Fac and Birds Eye Foods
                  (filed as Exhibit 99.4 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

      10.1 Termination Agreement dated August 19, 2002 between Pro-Fac and Birds Eye Foods (filed as Exhibit 99.3 to Pro-Fac's
                  Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

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

      10.4        Transitional Services Agreement dated August 19, 2002 between
                  Pro-Fac and Birds Eye Foods (filed as Exhibit 99.5 to
                  Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

      10.5 Credit Agreement dated August 19, 2002 between Pro-Fac as borrower, and Birds Eye Foods as lender (filed as Exhibit 99.6 to Pro-Fac's Current Report on Form 8-K filed September 3,
                  2002 and incorporated herein by reference).

      10.6        Securityholders Agreement dated August 19, 2002 among Birds
                  Eye Holdings LLC, Pro-Fac, Vestar/Birds Eye Holdings LLC and others (filed as Exhibit 99.7 to Pro-Fac's Current Report on
                  Form 8-K filed September 3, 2002 and incorporated herein by reference).

      10.7        Amendment No. 1 to the Securityholders Agreement dated August
                  30, 2003 among Agrilink Holdings, LLC, Pro-Fac Cooperative,
                  Inc., Vestar/Agrilink Holdings, LLC, and others (filed as
                  Exhibit 10.7 to Pro-Fac's Annual Report on Form 10-K for the fiscal year ended June 28, 2003 and incorporated herein by reference).

      10.8        Amended and Restated Limited Liability Company Agreement of
                  Birds Eye Holdings LLC dated August 19, 2002 among Birds Eye
                  Holdings LLC, Pro-Fac, Vestar/Agrilink Holdings and others
                  (filed as Exhibit 99.8 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

      10.9        Amendment No. 1 to the Amended and Restated Limited Liability
                  Company Agreement of Birds Eye Holdings LLC dated as of August
                  30, 2003 among Birds Eye Holding LLC, Pro-Fac, Vestar/Agrilink
                  Holdings and others (filed as Exhibit 10.10 to Pro-Fac's
                  Annual Report on Form 10-K for the fiscal year ended June 28, 2003 and incorporated herein by reference).


      10.10       Amendment No. 2 to Amended and Restated Limited Liability
                  Company Agreement of Holdings LLC dated as of February 11,
                  2004 among Birds Eye Holdings LLC, Pro-Fac, Vestar/Agrilink
                  Holdings and others (filed as Exhibit 10.10 to Pro-Fac's
                  Annual Report on Form 10-K for the fiscal year ended June 26, 2004 and incorporated herein by reference).

      10.11       Form of Management Unit Subscription Agreement dated as of
                  August 19, 2002 between Holdings LLC and each executive officer of Birds Eye Foods party thereto (filed as Exhibit
                  99.1 to Pro-Fac's Current Report on Form 8-K filed September
                  3, 2002 and incorporated herein by reference).

     *10.12       Employment Agreement between Pro-Fac and Stephen R.
                  Wright dated July 30, 2004 (filed as Exhibit 10.12 to
                  Pro-Fac's Annual Report on Form 10-K for the fiscal year ended
                  June 26, 2004 and incorporated herein by reference).

     *10.13       Summary of Compensation Arrangements for the Cooperative's
                  Named Executive Officer and Directors (filed herewith).

      31 Section 302 Certification of the Principal Executive Officer and Principal Financial Officer (filed herewith).

      32          Certification of Principal Executive Officer and Principal
                  Financial Officer pursuant to 18 USC, Section 1350, as adopted pursuant to Section 906 (filed herewith).

      99 Birds Eye Holdings LLC consolidated financial statements and financial statement schedule for the fiscal years ended June
                  25, 2005 and June 26, 2004 (filed herewith).

                  *Management contracts or compensatory plans or arrangements.
