Form 10-Q
period 2005-09-24
PRO-FAC COOPERATIVE INC
filed 2005-11-08
CIK 202932

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    ---------
                                    Form 10-Q
                                    ---------



(Mark One)


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 24, 2005

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from__________ to________

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

                             YES X      NO
                                ---       ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES        NO X
                                ---       ---

Indicate by check mark whether the registered is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             YES        NO X
                                ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of November 4, 2005.

                            Common Stock - 1,771,096


================================================================================

                                    FORM 10-Q
                For the Quarterly Period Ended September 24, 2005
                            PRO-FAC COOPERATIVE, INC.
                                TABLE OF CONTENTS

                                                                              PAGE
                     PART I. FINANCIAL INFORMATION


ITEM 1.  Financial Statements...............................................    3

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................   14

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.........   17

ITEM 4.  Controls and Procedures............................................   17


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..................................................   18

ITEM 6.  Exhibits...........................................................   18


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited condensed financial statements of Pro-Fac Cooperative, Inc. ("Pro-Fac" or "the Cooperative") as of September 24, 2005 and for the three-month period ended September 24, 2005 and September 25, 2004 are presented on the following pages. The financial statements have been prepared in accordance with the Cooperative's usual accounting policies, are based, in part, on estimates and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods. The June 25, 2005 condensed balance sheet was derived from the Cooperative's audited balance sheet at June 25, 2005.

This Part I also includes management's discussion and analysis of the Cooperative's financial condition as of September 24, 2005 and its results of operations for the three-month period ended September 24, 2005.

Pro-Fac Cooperative, Inc.
Condensed Statements of Operations, Allocation of Net Loss and Comprehensive Loss (Unaudited)


(Dollars in Thousands)


                                                                                Three Months Ended
                                                                                ------------------
                                                                         September 24,    September 25,
                                                                            2005              2004
                                                                            ----              ----
Net sales                                                                  $     0           $     0
Cost of sales                                                                    0                 0
                                                                           -------           -------
Gross profit                                                                     0                 0
Equity in loss of Birds Eye Holdings LLC                                    (4,286)           (2,622)
Gain from transaction with Birds Eye Foods, Inc. and related agreements      2,380             2,380
Margin on delivered product                                                     52                 0
Selling, administrative, and general expense                                  (268)             (341)
Other income                                                                    15                51
                                                                           -------           -------
Operating loss                                                              (2,107)             (532)
Interest income                                                                 33                12
Interest expense                                                               (16)              (25)
                                                                           -------           -------
Net loss                                                                   $(2,090)          $  (545)
                                                                           =======           =======

Allocations of net loss:
   Net loss                                                                $(2,090)          $  (545)
   Dividends on preferred stock                                             (2,102)           (2,102)
                                                                           -------           -------
   Net deficit                                                              (4,192)           (2,647)
   Allocation to accumulated deficit                                         4,192             2,647
                                                                           -------           -------
   Net loss available to members                                           $     0           $     0
                                                                           =======           =======

Net loss                                                                   $(2,090)          $  (545)
Other comprehensive income/(loss):
   Unrealized gain/(loss) on hedging activity of equity investee               (72)               59
   Minimum pension liability of equity investee                                (71)                0
                                                                           -------           -------
Comprehensive loss                                                         $(2,233)          $  (486)
                                                                           =======           =======


The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Balance Sheets
(Unaudited)

(Dollars in Thousands)

                                                            ASSETS
                                                                                            September 24,          June 25,
                                                                                                2005                 2005
                                                                                                ----                 ----
Current assets:
   Cash and cash equivalents                                                                  $   1,963           $   1,103
   Accounts receivable, trade                                                                     2,168               1,555
   Accounts receivable from Birds Eye Foods, Inc.                                                13,606               8,395
   Inventory                                                                                         82                   3
   Prepaid expenses and other current assets                                                         87                  10
                                                                                              ---------           ---------
         Total current assets                                                                    17,906              11,066

Fixed assets, net                                                                                    14                  15
Investment in Birds Eye Holdings LLC                                                              6,769              12,818
                                                                                              ---------           ---------
         Total assets                                                                         $  24,689           $  23,899
                                                                                              =========           =========

                             LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION/(DEFICIT)

Current liabilities:
   Accounts payable                                                                           $     154           $     104
   Line-of-credit                                                                                 1,000                   0
   Other accrued expenses                                                                            26                  66
   Amounts due members                                                                           16,615              12,500
                                                                                              ---------           ---------
         Total current liabilities                                                               17,795              12,670
                                                                                              ---------           ---------

Commitments and contingencies (Note 5)

Common stock, par value $5, authorized - 5,000,000 shares; issued
  and outstanding 1,771,096 shares                                                                8,855               8,855
                                                                                              ---------           ---------


Shareholders' and members' capitalization/(deficit):
   Retained earnings allocated to members                                                        10,214              10,214
   Non-cumulative preferred stock, par value $25, authorized
     5,000,000 shares; issued and outstanding 27,965 shares                                         700                 700
   Class A cumulative preferred stock, liquidation preference
     $25 per share, authorized 10,000,000 shares; issued and
     outstanding 4,789,907 shares                                                               119,748             119,748
   Special membership interests                                                                  21,733              21,733
   Accumulated deficit                                                                         (148,283)           (144,091)
Accumulated other comprehensive (loss)/income:
   Unrealized gain/(loss) on hedging activity of equity investee                                    (27)                 45
   Minimum pension liability adjustment of equity investee                                       (6,046)             (5,975)
                                                                                              ---------           ---------
         Total shareholders' and members' capitalization/(deficit)                               (1,961)              2,374
                                                                                              ---------           ---------
         Total liabilities and shareholders' and members' capitalization/(deficit)            $  24,689           $  23,899
                                                                                              =========           =========

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)


                                                                                           Three Months Ended
                                                                                     -------------------------------
                                                                                     September 24,     September 25,
                                                                                          2005             2004
                                                                                          ----             ----
Cash Flows from Operating Activities:
   Net loss                                                                                $(2,090)         $   (545)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of transition service receivable                                               0                71
     Depreciation                                                                                1                 1
     Gain from transaction with Birds Eye Foods, Inc. and related agreements                (2,380)           (2,380)
     Equity in loss of Birds Eye Holdings LLC                                                4,286             2,622
     Change in assets and liabilities:
       Accounts receivable                                                                  (5,824)          (10,271)
       Accounts payable and other accrued expenses                                              10            (1,199)
       Amounts due members                                                                   4,115             8,768
       Other assets and liabilities, net                                                      (156)              (52)
                                                                                           -------          --------
Net cash used in operating activities                                                       (2,038)           (2,985)
                                                                                           -------          --------

Cash Flows from Investing Activities:
   Proceeds from Termination Agreement with Birds Eye Foods, Inc.                            4,000             4,000
   Purchase of property, plant and equipment                                                     0               (19)
                                                                                           -------          --------
   Net cash provided by investing activities                                                 4,000             3,981
                                                                                           -------          --------

Cash Flows from Financing Activities:
   Borrowings on line-of-credit                                                              1,000                 0
   Cash dividends paid                                                                      (2,102)           (2,102)
                                                                                           -------          --------
Net cash used in financing activities                                                       (1,102)           (2,102)
                                                                                           -------          --------

Net change in cash and cash equivalents                                                        860            (1,106)
Cash and cash equivalents at beginning of period                                             1,103             3,394
                                                                                           -------          --------
Cash and cash equivalents at end of period                                                 $ 1,963          $  2,288
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

The Transaction: On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac, Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company consummated the following transactions (which are referred to collectively as "the Transaction"):

     (i) Pro-Fac contributed to the capital of Birds Eye Holdings LLC ("Holdings, LLC"), a Delaware limited liability company, all of the shares of Birds Eye Foods common stock owned by Pro-Fac, constituting 100 percent of the issued and outstanding shares of Birds Eye Foods capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72 percent common equity ownership at the Closing Date; and

    (ii) Vestar/Agrilink Holdings, LLC and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units and Class A common units and warrants, which warrants were immediately exercised to acquire additional Class A common units, representing 56.24 percent of the common equity of Holdings LLC at the Closing Date, inclusive of the additional Class A common units issued to Vestar upon exercise of the warrants. The co-investors are either under common control with, or delivered an unconditional voting proxy to, Vestar. The Class A common units entitle Vestar to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Accordingly, Vestar has a voting majority of all common units.

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

For additional information about the transactions consummated, including resulting agreements, see "NOTE 2. Agreements with Birds Eye Foods" under these "Notes to Condensed Financial Statements".

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements. Operating results for the interim period ended September 24, 2005 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 25, 2005.

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

Investment in Birds Eye Holdings, LLC: Pro-Fac accounts for its investment in Holdings LLC under the equity method of accounting. The Cooperative includes its share, based on ownership, of the change in Holdings LLC's minimum pension liabilities and unrealized holding gains and losses on hedging transactions in the Cooperative's other comprehensive loss.

The following schedule sets forth summarized financial information of Holdings LLC for the periods indicated (dollars in thousands):

                                                      Three Months Ended
                                                       ------------------
                                                September 24,       September 25,
                                                    2005                 2004
                                                    ----                 ----
Net sales                                           $196,656            $177,344
Gross profit                                          35,337              34,354
Loss from continuing operations                       (2,704)               (213)
Net loss                                              (2,985)               (213)

At September 24, 2005, Holdings LLC had $218.7 million of preferred units issued and outstanding which accrue a preferred return at the rate of 15 percent per annum compounded quarterly, based on a 360 day year. At September 24, 2005, the preferred units had accrued payment-in-kind dividends since issuance of approximately $80.3 million, which amount is included in the total preferred units outstanding. The preferred units are subject to redemption at the option of at least a majority of the preferred unitholders upon an initial public offering of Holdings LLC or any subsidiary, upon the sale of Holdings LLC or after August 19, 2010. The preferred units may also be redeemed at the option of Holdings LLC after August 19, 2005 at a premium. At the time of issuance of the preferred units, $3.9 million in fees were charged against the proceeds received from Holdings LLC from the sale of the preferred units. Holdings LLC is accreting the preferred units up to their redemption value through transfers from retained earnings using the effective interest method to the date of earliest redemption. At September 24, 2005, Pro-Fac owned 40.45 percent of the remaining common equity interest in Holdings LLC. Pro-Fac's share of the loss of Holdings LLC under the equity method of accounting is determined as follows:

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                            September 24,       September 25,
                                                                                2005                2004
                                                                                ----                ----
                                                                                     (In millions)
Net loss of Holdings LLC                                                          $ (3.0)             $ (0.2)
Less:
       Preferred return on Holdings LLC's preferred units                           (7.9)               (6.8)
       Accretion of preferred units                                                 (0.1)               (0.1)
Plus:
       Interest on termination payments recorded by Holdings LLC                     0.4                 0.7
                                                                                  ------              ------
Loss for common interests                                                          (10.6)               (6.4)
Pro-Fac's share of common interest                                                 40.46%              40.49%
                                                                                  ------              ------
Equity loss from Holdings LLC                                                     $ (4.3)             $ (2.6)
                                                                                  ======              ======

NOTE 2.  AGREEMENTS WITH BIRDS EYE FOODS

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

Termination Agreement: Pro-Fac and Birds Eye Foods entered into a termination agreement (the "Termination Agreement") as of the Closing Date, pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the "Marketing and Facilitation Agreement") was terminated and, in consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply.

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

Gain from Transaction with Birds Eye Foods: As a result of the agreements described above, based on its common equity ownership, the Cooperative recognized a total gain in the first quarter of each of fiscal 2006 and fiscal 2005 of approximately $2.4 million.

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

NOTE 3.  DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a credit agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to borrow up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. At September 24, 2005 the maximum amount which may be borrowed was $2.0 million. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. Amounts borrowed and accrued interest are required to be paid only upon a sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holdings LLC or one of more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. As of September 24, 2005 and June 25, 2005, no amount was outstanding under the Credit Facility.

Line of Credit: The Cooperative may borrow up to $2.0 million under the terms of a line of credit (the "M&T Line of Credit") from Manufacturers and Traders Trust Company ("M&T Bank"). At September 24, 2005 $1.0 million was outstanding under the M&T Line of Credit. At June 25, 2005, there were no borrowings outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. However, the collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

Contractual Obligations Guaranteed: Pro-Fac guarantees certain obligations of Birds Eye Foods. Following is a schedule of obligations guaranteed by Pro-Fac at September 24, 2005:

(Dollars in Millions)

                                                Amounts
                                                Committed                   Expiration
                                                ---------                   ----------
Senior Subordinated Notes - 11 7/8 Percent        $50.9                    November 2008
Subordinated Promissory Notes                     $39.8                    November 2008

NOTE 4.       COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative's shares authorized, issued, and outstanding at September 24, 2005 and June 25, 2005.


                                                                                      Shares Issued and Outstanding
                                                        Par             Shares        -----------------------------
                                                       Value          Authorized      September 24,       June 25,
                                                       -----          ----------           2005             2005
                                                                                           ----             ----
Common Stock                                          $ 5.00          5,000,000         1,771,096        1,771,096
Non-Cumulative Preferred Stock                        $25.00          5,000,000            27,965           27,965
Class A Cumulative Preferred Stock                    $ 1.00         10,000,000         4,789,907        4,789,907
Class B Cumulative Preferred Stock                    $ 1.00          9,500,000                 0                0
Class C Cumulative Preferred Stock                    $ 1.00         10,000,000                 0                0
Class D Cumulative Preferred Stock                    $ 1.00         10,000,000                 0                0
Class E Cumulative Preferred Stock                    $ 1.00         10,000,000                 0                0
Class B, Series I 10% Cumulative Redeemable
         Preferred Stock


In the event of liquidation, the relative preference of Pro-Fac's outstanding securities is as follows: first retains, then all classes of preferred stock, pari passu, then common stock and, finally, special membership interests.

While the Cooperative has no plans to liquidate, if liquidation were to occur, the order of redemption and the amount required to fully redeem each class outstanding, at September 24, 2005, is as follows:

                                                  Amount Required
(Dollars in Thousands)                            to Fully Redeem
                                                  ---------------
Retains                                                  $ 10,214
Non-Cumulative Preferred Stock                                700(1)
                AND
Class A Cumulative Preferred Stock                        119,748(1)
Common Stock                                                8,855
Special Membership Interests                               21,733
                                                         --------
                                                         $161,250
                                                         ========

(1) Pari passu

Qualified Retained Earnings Allocated to Members ("Retains"): Retains arise from patronage income and are allocated to the accounts of members within 8 1/2 months of the end of each fiscal year. For the quarters ended September 24, 2005 and September 25, 2004, no patronage income was retained. Qualified retains are taxable income to the member in the year the allocation is made. Qualified retains are freely transferable.

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

Preferred Stock: All preferred stock outstanding originated from the conversion at par value of retains at the discretion of Pro-Fac's Board of Directors. Preferred stock is generally non-voting, except that the holders of preferred stock are entitled to vote on those matters specifically required by law.

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

Subsequent to September 24, 2005, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. This dividend amounted to approximately $2.1 million and was paid in October 2005.

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

The Cooperative's principal use of available cash is the payment of dividends. The Cooperative currently believes its sources of cash are sufficient to fund the Cooperative's operations and meet its cash requirements through September 2006, including payments of dividends. There can be no assurance as to the declaration of future dividends, or the rate at which dividends may be paid.

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

At its January 2005 Board meeting, the Pro-Fac Board of Directors adopted a moratorium on Pro-Fac exercising its right to repurchase shares of common stock from member-growers, except for shares of Pro-Fac common stock previously scheduled to be repurchased in April 2005 in accordance with past practice and for specified performance related stock repurchases which will be considered by the Board of Directors on a case-by-case basis.

At its January 2003 Board meeting, the Board of Directors of Pro-Fac determined to suspend the payment of annual dividends on the Cooperative's common stock for an indefinite period of time.

Special Membership Interests: In conjunction with the Transaction, special membership interests were allocated to the then current and former members of Pro-Fac who had made patronage deliveries to or on behalf of Pro-Fac in the six fiscal years ended June 29, 2002, in proportion to the patronage deliveries made by those members during that six fiscal year period.

Accumulated Deficit: Accumulated deficit consists of accumulated (losses)/income after distribution of earnings allocated to members and dividends.

NOTE 5.   OTHER MATTERS

Legal Matters: The Cooperative is party to various legal proceedings from time to time in the normal course of its business. In the opinion of management, any liability that might be incurred upon the resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Cooperative's business, financial condition, or results of operations. Further, no such proceedings are known to be contemplated by any governmental authorities. The Cooperative maintains general liability insurance coverage in amounts deemed to be adequate by its Board of Directors.

Guarantees and Indemnifications: Pro-Fac is a guarantor, under an Indenture dated November 18, 1998, as amended, among Birds Eye Foods, the Guarantors named therein and The Bank of New York, as trustee, of Birds Eye Foods' obligations under its 11 7/8 percent Senior Subordinated Notes issued in fiscal 1999 in the original aggregate principal amount of $200.0 million. The aggregate principal amount is due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semi-annually in arrears on May 1 and November 1. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the 11 7/8 percent Senior Subordinated Notes. As of September 24, 2005, the outstanding loan amount subject to the Cooperative's guarantee included principal of $50.0 million and accrued interest of $0.9 million.

As partial consideration for the acquisition in fiscal 1999 of the frozen and canned vegetable business of Dean Foods Company, Birds Eye Foods issued to Dean Foods a Subordinated Promissory Note for $30 million due November 22, 2008. The Subordinated Promissory Note is currently owned by GLK, LLC, a New York limited liability company, whose members are Birds Eye Foods and GLK Holdings, Inc., which is a wholly owned subsidiary of Birds Eye Foods. Pro-Fac guarantees Birds Eye Foods' obligations under the Subordinated Promissory Note. Interest on the Subordinated Promissory Note accrued quarterly in arrears, commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, with such interest payable in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Interest after November 22, 2003 accrues at the rate per annum of 10 percent and is payable in cash. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the Subordinated Promissory Notes. As of September 24, 2005, the outstanding loan amount subject to the Cooperative's guarantee included principal of $30 million and accrued interest of $9.8 million.

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

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management's current expectations and beliefs, all of which could be affected by the uncertainties and risk factors described below. The Cooperative's actual results could differ materially from those expressed or implied in the forward-looking statements. The risk factors that could impact the Cooperative include:

     o the Cooperative's ability to pay dividends is dependent upon, among other factors, capital surplus, its future earnings and its available cash. While the Cooperative prepares its financial statements using generally accepted accounting principles, which are based primarily on historical cost, it determines its capital surplus under applicable state law. Under New York Law, capital surplus is the amount by which the fair value of the Cooperative's assets exceed the total of its liabilities and the par value of its capital stock. For the fiscal quarter ended September 24, 2005, the Cooperative's Board of Directors determined that capital surplus was available based upon evidence of the fair market value of the Cooperative's principal asset, its investment in Holdings LLC. There can, however, be no assurance that the value of the Cooperative's assets, including its investment in Holdings LLC, will be sufficient to support a determination of capital surplus in the future. Absent sufficient capital surplus, the Cooperative will be prohibited from paying dividends. Factors that may influence the fair market value of the Cooperative's investment in Holdings LLC, include the financial condition and results of operations of Birds Eye Foods.

         As is discussed in "Liquidity and Capital Resources" in Part I, Item 2 of this Report, the Cooperative's principal use of available cash is the payment of dividends and, while the Cooperative currently believes its sources of cash are sufficient to fund the Cooperative's operations and meet its cash requirements, including payments of dividends, at least through September 2006, there can be no assurance as to the declaration of future dividends, or the rate at which dividends may be paid, since they necessarily depend upon Pro-Fac's future operations, performance and cash flow;

     o the value of the Cooperative's investment in Holdings LLC is also impacted by the rights and preferences of Holdings LLC's preferred units. The holders of Holdings LLC's preferred units have priority over the holders of Holdings LLC's common units with respect to, among other things, preferred returns on their investment in Holdings LLC. The Cooperative owns Class B common units of Holdings LLC. The preferred units accrue a preferred return equal to 15 percent per annum of the preferred unit holders' preferred capital contributions (less distributions, if any, made in respect of such preferred units), compounded quarterly. Holdings LLC has the option to redeem all, but not less than all, of its preferred units outstanding at a premium. At September 24, 2005, Holdings LLC had $218.7 million of preferred units issued and outstanding, including approximately $80.3 million of payments-in-kind dividends on such preferred units. Based on Holdings LLC's outstanding preferred units at September 24, 2005, and assuming that the preferred return is not paid and the preferred units are not redeemed, the preferred units would have an approximate future redemption value, including the compounded preferred return, as of the end of fiscal years as follows:

                              (Dollars in Millions)

                             2006              $ 244.2
                             2007                283.0
                             2008                327.9
                             2009                379.9
                             2010                440.1

     o the Cooperative's primary source of cash is $10.0 million in payments received annually by the Cooperative from Birds Eye Foods under the Termination Agreement described in Part I, Item 1 of this Report in "NOTE 2. Agreements with Birds Eye Foods" and Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations. The last payment to the Cooperative under the Termination Agreement is an installment of $2.0 million payable on April 1, 2007. In the event the Cooperative is unable to replace the $10.0 million source of cash under the Termination Agreement either through distributions from its investment in Holdings LLC or increased revenue, the Cooperative's ability to fund its future operations and to pay dividends will be negatively impacted (see the discussion of "Liquidity and Capital Resources" in Part I, Item 2 of this Report for a better understanding of the Cooperative's sources and uses of cash);

     o Pro-Fac owns approximately 40.46 percent of the outstanding common units of Holdings LLC, which are subordinate to the rights and preferences of Holdings LLC's outstanding preferred units. As a minority owner, Pro-Fac has no control over the management of the affairs of Holdings LLC or Birds Eye Foods, including whether annual distributions will be made under the Limited Liability Company Agreement of Holdings LLC. In the event the Cooperative does not receive anticipated distributions under the Limited Liability Company Agreement, the resulting reduction in its available cash will have a material adverse effect on Pro-Fac's financial condition (see the discussion under the heading "Liquidity and Capital Resources" section in Part I, Item 2 of this Report).


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac's financial condition and results of operations in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. This section should be read in conjunction with Part I, Item 1, Financial Statements of this Report.

                                    OVERVIEW

Since 1960, Pro-Fac has operated as a New York agricultural cooperative, owned and controlled by its members, to purchase, market, and sell crops grown by its member-growers, for the mutual benefit of its members. Only growers of crops marketed through Pro-Fac, or associations of such growers, can become members of Pro-Fac. Membership in Pro-Fac is evidenced by the ownership of Pro-Fac common stock. As of September 24, 2005, there were approximately 495 Pro-Fac members, consisting of individual growers or associations of growers, located principally in the states of New York, Delaware, Pennsylvania, Illinois, Michigan, Washington, Oregon, Nebraska and Florida. Crops marketed by Pro-Fac include fruits (cherries, apples, blueberries, and peaches), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, asparagus and potatoes) and popcorn. For the year ended June 25, 2005, Pro-Fac delivered crops with a commercial market value of approximately $65.1 million. Because Pro-Fac acts as an agent for its members in delivering crops, this activity is recorded on a net basis and no sales are reported.

Pro-Fac's primary sources of income are derived from payments received under the terms of the Termination Agreement with Birds Eye Foods and income it recognizes from its investment in Holdings LLC, using the equity method of accounting. Pro-Fac receives $10.0 million annually under the Termination Agreement through April 2007. Income or loss based on Pro-Fac's common equity interest in Holdings LLC, recorded under the equity method of accounting, varies depending on the operating results of Holdings LLC and the dividend requirements of Holdings LLC's preferred equity holders. Holdings LLC's operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary. To date, Holdings LLC has not made any cash distributions of its income. Pro-Fac's net loss for the three-month period ended September 24, 2005, is primarily a result of Holdings LLC's net loss for the same period.

    RESULTS OF OPERATIONS - FIRST QUARTER 2006 COMPARED TO FIRST QUARTER 2005

Equity in loss of Holdings LLC: For the quarter ended September 24, 2005, the Cooperative recognized a loss of approximately $4.3 million from its investment in Holdings LLC, as compared to a loss of approximately $2.6 million in the first quarter of fiscal 2005. The change results primarily from an increase in the net loss of Holdings LLC and increases in the preferred return on Holdings LLC preferred units due to compounding of accrued payment-in-kind preferred dividends. Holdings' operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary. In the first quarter of fiscal 2006, Birds Eye Foods reported a charge of $4.5 million (approximately $2.7 million, net of tax benefit) for payments to be provided and incurred in conjunction with the departure of Birds Eye Food's former Chairman, President and Chief Executive Officer. Birds Eye Foods is a voluntary filer with the Securities and Exchange Commission. Birds Eye Foods' periodic report equivalents are available at the SEC's website: www.sec.gov.

During the quarter ended September 24, 2005, Pro-Fac's recorded investment in Holdings LLC decreased by $6.0 million due to recording Pro-Fac's equity in the loss of Holdings LLC ($4.3 million), elimination of the portion of termination payments related to Pro-Fac's continuing indirect ownership of Birds Eye Foods ($1.6 million) and recording its share of changes in accumulated other comprehensive loss of Holdings LLC ($0.1 million).

Gain from transaction with Birds Eye Foods and related agreements: In accordance with the Termination Agreement, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage are recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining portion of payments received is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the first quarter of both fiscal 2006 and the first quarter of fiscal 2005, Pro-Fac recognized approximately $2.4 million as additional gain from the receipt of termination payments ($4.0 million on each of July 1, 2005 and July 1, 2004).

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members which result in margin being earned by the Cooperative. The Cooperative earned $0.1 million in margin during the three months ended September 24, 2005. No amount was earned in the comparable fiscal 2005 period.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.3 million for each of the quarters ended September 24, 2005 and September 25, 2004.

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

Pro-Fac markets and sells its members' crops to food processors, including Birds Eye Foods. Under the provisions of Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross Versus Net as an Agent", subsequent to the Transaction, the Cooperative records crop delivery activity among Birds Eye Foods and other customers, itself and its members on a net basis.

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

From and after August 19, 2002 and through and including August 19, 2007, Pro-Fac's primary source of cash is expected to be the $10.0 million payable annually to Pro-Fac by Birds Eye Foods pursuant to the Termination Agreement. The final installment payment of $2.0 million pursuant to that agreement will be paid on April 1, 2007. Pro-Fac's other principal source of cash is the CMV payments made to it by Birds Eye Foods and other customers for crops sold pursuant to the Amended and Restated Marketing and Facilitation Agreement and other supply agreements. Although CMV payments are considered a potential source of cash to Pro-Fac, with the exception of the Board's decision to deduct 1 percent of CMV otherwise payable to its grower-members for crops delivered in fiscal years 2003 and 2004, Pro-Fac has typically paid 100 percent of CMV to its member-growers for crops delivered and did so in fiscal 2005. Since such CMV payments are approximately equal to the cash Pro-Fac receives from its customers for its raw products, CMV payments are not a significant source of available cash from which Pro-Fac can pay operating expenses and quarterly dividends.

Subsequent to August 19, 2007 and prior to any sale or dissolution of Holdings LLC, Pro-Fac's primary source of cash is expected to be any annual distributions that may be made by Holdings LLC pursuant to the Limited Liability Company Agreement of Holdings LLC. The Limited Liability Company Agreement provides that, subject to any restrictions contained in any financing arrangements of Holdings LLC and/or Birds Eye Foods, after August 19, 2007, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units, including Pro-Fac. Assuming $24.8 million of annual distributions, and further assuming that Pro-Fac's distributable interest remains at 40.45 percent, Pro-Fac's annual distributable share would be approximately $10.0 million. Since Pro-Fac has no control over the management of Holdings LLC or Birds Eye Foods, there can be no assurances that any distributions will be made under the Limited Liability Company Agreement, or, if made, what the amount of such distributions will be, since distributions necessarily will depend upon, among other factors, Birds Eye Foods' future earnings, business plans and strategies and financial obligations.

As stated above, Pro-Fac's current primary source of cash is the payments made to it under the Termination Agreement. The $10.0 million is paid to Pro-Fac in quarterly installments as follows: $4.0 million on July 1, and $2.0 million each on October 1, January 1, and April 1. The final installment under the Termination Agreement will be paid on April 1, 2007. Distributions to Pro-Fac, if any, under the Limited Liability Company Agreement may not begin until some time after August 19, 2007 and, depending upon Birds Eye Foods' future earnings, business plans and strategies, financial obligations and other factors, such distributions could be delayed beyond August 19, 2007. Pro-Fac has no control over the management of the affairs of Holdings LLC. In the event distributions are delayed or if distributions are less than required by Pro-Fac to meet its cash flow needs, then, after April 1, 2007, Pro-Fac will face an interim period or periods during which it will lack available cash to satisfy its operating expenses and/or pay dividends. Pro-Fac will need to consider other sources of cash, if available, to finance its business operations and to satisfy its financial obligations after April 1, 2007.

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

The Cooperative may borrow up to $2.0 million under the M&T Line of Credit. Principal amounts borrowed under the M&T Line of Credit bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. Pro-Fac's obligations under the M&T Line of Credit are secured by a security interest granted to M&T in substantially all of Pro-Fac's assets, excluding Pro-Fac's Class B common units owned in Holdings LLC. However, the collateral does include any distributions made to Pro-Fac by Holdings LLC in respect of Pro-Fac's Class B common units and cash payments made by Birds Eye Foods to the Cooperative. At September 24, 2005 $1.0 million was outstanding under the M&T Line of Credit. At June 25, 2005, there was no balance outstanding under the M&T Line of Credit.

Under the Transitional Services Agreement, Birds Eye Foods provided Pro-Fac certain administrative and other services until August 19, 2004. Since the termination of the Transition Services Agreement, Pro-Fac pays for the services previously provided under the Transition Services Agreement, including salary, administrative and other expenses. The Cooperative believes it has adequate cash resources to fund these expenses.

Net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, is used to pay Pro-Fac's operating expenses as well as to pay dividends on its capital stock and fund repurchases of its common stock.

A discussion of "Consolidated Statement of Cash Flows" for the quarter ended September 24, 2005 follows:

Net cash used in operating activities of $2.0 million for the first quarter of fiscal 2006 primarily represents the timing of cash receipts from customers other than Birds Eye Foods and related cash payments to member-growers.

Net cash provided by investing activities for fiscal 2006 was $4.0 million related to the receipt by the Cooperative of $4.0 million from Birds Eye Foods under the Termination Agreement.

Net cash used in financing activities includes borrowing ($1.0 million) under the terms of the M&T Line of Credit and dividends paid ($2.1 million) by the Cooperative during the quarter ended September 24, 2005.

Pursuant to a directive of the Cooperative's Board of Directors in 2003, dividends will not be paid on the Cooperative's common stock for an indefinite period of time. Further, at its January 2005 board meeting, the Pro-Fac Board of Directors adopted a moratorium on Pro-Fac exercising its right to repurchase shares of common stock from member-growers, except for shares of Pro-Fac common stock previously scheduled to be repurchased in April 2005 in accordance with past practice and for specified delivery performance related stock repurchases which will be considered by the Board of Directors on a case-by-case basis.

Pro-Fac believes that its sources of cash described above will be sufficient to fund its operations and meet its cash requirements at least through September 2006. Pro-Fac's ability to fund these requirements will depend on Pro-Fac's future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond Pro-Fac's control. For a discussion of factors that could impact Pro-Fac's future operations, performance, cash flow and ability to pay dividends see "Cautionary Statement on Forward-Looking Statements and Risk Factors."

Contractual Obligations: There have been no material changes to Pro-Fac's contractual obligations since June 25, 2005.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Transaction, Pro-Fac is subject to interest rate fluctuations related to borrowings under the M&T Line of Credit. Amounts borrowed bear interest at the prime rate plus 75 basis points. The M&T prime rate and, therefore, the interest payable by Pro-Fac on principal borrowed under the M&T Line of Credit, is subject to change by M&T. At September 24, 2005, $1.0 million was outstanding under the M&T Line of Credit. See "NOTE 3. Debt" in the "Notes to Condensed Financial Statements" included in Part I, Item 1 and Item 2 under the heading "Liquidity and Capital Resources" for a description of the terms of the M&T Line of Credit.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Pro-Fac's Principal Executive and Principal Financial Officer concluded that Pro-Fac's disclosure controls and procedures as of September 24, 2005 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in Pro-Fac's internal control over financial reporting identified during the quarter ended September 24, 2005, that materially affected, or are reasonably likely to materially affect, Pro-Fac's internal control over financial reporting.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

The information called for by this Item is disclosed in NOTE 5. "Other Matters - Legal Matters" under "Notes to Condensed Financial Statements" in Part I, Item 1 of this Form 10-Q, and is incorporated herein by reference in answer to this Item.

ITEM 6 - EXHIBITS

         Exhibits

         Exhibit Number                                          Description
          -------------          ---------------------------------------------------------------------------
              31.                Certification  required by Rule 13a-14(a) of the  Securities  Exchange
                                 Act of 1934 of the  Principal Executive Officer and the Principal Financial
                                 Officer (filed herewith).

              32.                Certification required by Rule 13a-14(b) of the Securities Exchange Act of
                                 1934 and pursuant to 18 U.S.C., Section 1350. as adopted pursuant to Section
                                 906 of the Sarbanes Oxley Act of 2002, of the Principal Executive Officer
                                 and the Principal Financial Officer (filed herewith).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PRO-FAC COOPERATIVE, INC.



Date: November 8, 2005                    BY:       /s/ Stephen R. Wright
      ----------------                        ---------------------------------
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