Form 10-Q
period 2005-12-24
PRO-FAC COOPERATIVE INC
filed 2006-02-06
CIK 202932

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

                For the quarterly period ended December 24, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to __________

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

                               YES [ ]      NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of January 31, 2006.

                            Common Stock - 1,771,096

================================================================================

                                    FORM 10-Q
                For the Quarterly Period Ended December 24, 2005
                            PRO-FAC COOPERATIVE, INC.
                                TABLE OF CONTENTS

                                                                           PAGE

                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements ..........................................    3

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .....................................   14

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk ....   17

ITEM 4.   Controls and Procedures .......................................   17

                       PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings .............................................   18

ITEM 6.   Exhibits ......................................................   18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited condensed financial statements of Pro-Fac Cooperative, Inc. ("Pro-Fac" or "the Cooperative") as of December 24, 2005 and for the three month and six month periods ended December 24, 2005 and December 25, 2004 are presented on the following pages. The financial statements have been prepared in accordance with the Cooperative's usual accounting policies, are based, in part, on estimates and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods. The June 25, 2005 condensed balance sheet was derived from the Cooperative's audited balance sheet at June 25, 2005.

This  Part  I  also  includes  management's   discussion  and  analysis  of  the
Cooperative's financial condition as of December 24, 2005 and its results of operations for the three month and six month periods ended December 24, 2005.

Pro-Fac Cooperative, Inc.
Condensed Statements of Operations, Allocation of Net Income and Comprehensive Income
(Unaudited)

(Dollars in Thousands)

                                                        Three Months Ended             Six Months Ended
                                                   ---------------------------   ---------------------------
                                                   December 24,   December 25,   December 24,   December 24,
                                                       2005           2004           2005           2004
                                                   ------------   ------------   ------------   ------------
Net sales                                          $          0   $          0   $          0   $          0
Cost of sales                                                 0              0              0              0
                                                   ------------   ------------   ------------   ------------
Gross profit                                                  0              0              0              0
Equity in income/(loss) of Birds Eye
  Holdings LLC                                            2,614          4,179         (1,672)         1,557
Gain from transaction with Birds Eye Foods, Inc.
  and related agreements                                  1,190          1,190          3,570          3,570
Margin on delivered product                                 247            150            299            150
Selling, administrative and general expense                (279)          (280)          (547)          (621)
Other income                                                  1              0             16             51
                                                   ------------   ------------   ------------   ------------
Operating income                                          3,773          5,239          1,666          4,707
Interest income                                              27             14             60             26
Interest expense                                            (10)           (24)           (26)           (49)
                                                   ------------   ------------   ------------   ------------
Net income                                         $      3,790   $      5,229   $      1,700   $      4,684
                                                   ============   ============   ============   ============

Net income                                         $      3,790   $      5,229   $      1,700   $      4,684
Other comprehensive income/(loss):
   Unrealized gain/(loss) on hedging activity of
      equity investee                                        46            (14)           (26)            45
Minimum pension liability of investee                         0              0            (71)             0
                                                   ------------   ------------   ------------   ------------
Comprehensive income                               $      3,836   $      5,215   $      1,603   $      4,729
                                                   ============   ============   ============   ============

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Balance Sheets
(Unaudited)

(Dollars in Thousands)

                                                                                     December 24,     June 25,
                                                                                         2005           2005
                                                                                     ------------   ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                         $      3,421   $      1,103
   Accounts receivable, trade                                                               4,266          1,555
   Accounts receivable from Birds Eye Foods, Inc.                                          15,788          8,395
   Inventory                                                                                  464              3
   Prepaid expenses and other current assets                                                   66             10
                                                                                     ------------   ------------
         Total current assets                                                              24,005         11,066

Fixed assets, net                                                                              14             15
Investment in Birds Eye Holdings LLC                                                        8,619         12,818
                                                                                     ------------   ------------
         Total assets                                                                $     32,638   $     23,899
                                                                                     ============   ============

       LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION/(DEFICIT)

Current liabilities:
   Accounts payable                                                                  $         78   $        104
   Other accrued expenses                                                                      17             66
   Amounts due members                                                                     23,872         12,500
                                                                                     ------------   ------------
         Total current liabilities                                                         23,967         12,670
                                                                                     ------------   ------------

Commitments and contingencies (Note 5)

Common stock, par value $5, authorized - 5,000,000 shares; issued
  and outstanding 1,771,096 shares                                                          8,855          8,855
                                                                                     ------------   ------------

Shareholders' and members' capitalization/(deficit):
   Retained earnings allocated to members                                                   6,771         10,214
   Non-cumulative preferred stock, par value $25, authorized
     5,000,000 shares; issued and outstanding 27,962 shares                                   700            700
   Class A cumulative preferred stock, liquidation preference
     $25 per share, authorized 10,000,000 shares; issued and
     outstanding 4,927,622 and 4,789,910 shares, respectively                             123,191        119,748
   Special membership interests                                                            21,733         21,733
   Accumulated deficit                                                                   (146,552)      (144,091)
Accumulated other comprehensive (loss)/income:
   Unrealized gain on hedging activity of equity investee                                      19             45
   Minimum pension liability adjustment of equity investee                                 (6,046)        (5,975)
                                                                                     ------------   ------------
         Total shareholders' and members' capitalization/(deficit)                           (184)         2,374
                                                                                     ------------   ------------
         Total liabilities and shareholders' and members' capitalization/(deficit)   $     32,638   $     23,899
                                                                                     ============   ============

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                          Six Months Ended
                                                                                     ---------------------------
                                                                                     December 24,   December 25,
                                                                                         2005           2004
                                                                                     ------------   ------------
Cash Flows from Operating Activities:
   Net income                                                                        $      1,700   $      4,684
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Amortization of transition service receivable                                              0             71
     Depreciation                                                                               1              2
     Gain from transaction with Birds Eye Foods, Inc. and related agreements               (3,570)        (3,570)
     Equity in income of from Birds Eye Holdings LLC                                        1,672         (1,557)
     Change in assets and liabilities:
       Accounts receivable                                                                (10,104)       (12,510)
       Accounts payable and other accrued expenses                                            (75)        (1,198)
       Amounts due members                                                                 11,372         13,268
       Other assets and liabilities, net                                                     (517)          (445)
                                                                                     ------------   ------------
Net cash provided by (used in) operating activities                                           479         (1,255)
                                                                                     ------------   ------------

Cash Flows from Investing Activities:
   Proceeds from Termination Agreement with Birds Eye Foods, Inc.                           6,000          6,000
   Purchase of property, plant and equipment                                                    0            (19)
                                                                                     ------------   ------------
Net cash provided by investing activities                                                   6,000          5,981
                                                                                     ------------   ------------

Cash Flows from Financing Activities:
   Borrowing on line-of-credit                                                                  0          1,025
   Payments on long-term debt                                                                   0         (1,000)
   Cash dividends paid                                                                     (4,161)        (4,161)
                                                                                     ------------   ------------
Net cash used in financing activities                                                      (4,161)        (4,136)
                                                                                     ------------   ------------

Net change in cash and cash equivalents                                                     2,318            590
Cash and cash equivalents at beginning of period                                            1,103          3,394
                                                                                     ------------   ------------
Cash and cash equivalents at end of period                                           $      3,421   $      3,984
                                                                                     ============   ============

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

The Transaction: On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac, Birds Eye Foods, at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company, consummated the following transactions (which are referred to collectively as "the Transaction"):

      (i) Pro-Fac contributed to the capital of Birds Eye Holdings LLC ("Holdings, LLC"), a Delaware limited liability company, all of the shares of Birds Eye Foods common stock owned by Pro-Fac, constituting 100 percent of the issued and outstanding shares of Birds Eye Foods capital stock, in consideration for Class B common units of Holdings LLC, representing a 40.72 percent common equity ownership at the Closing Date.

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

For  additional  information  about  the  transactions  consummated,   including
resulting agreements, see "NOTE 2. Agreements with Birds Eye Foods " under these "Notes to Condensed Financial Statements".

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements. Operating results for the interim period ended December 24, 2005 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 25, 2005.

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

The following schedule sets forth summarized financial information of Holdings LLC for the periods indicated (dollars in thousands):

                                              Three Months Ended             Six Months Ended
                                         ---------------------------   ---------------------------
                                         December 24,   December 25,   December 24,   December 25,
                                             2005           2004           2005           2004
                                         ------------   ------------   ------------   ------------
Net sales                                $    280,190   $    266,473   $    476,846   $    443,817
Gross profit                                   62,783         64,923         98,120         99,277
Income from continuing operations              14,495         16,719         11,791         16,506
Net income                                     14,495         16,719         11,510         16,506

At December 24, 2005, Holdings LLC had $226.9 million of preferred units issued and outstanding which accrue a preferred return at the rate of 15 percent per annum compounded quarterly, based on a 360 day year. At December 24, 2005, the preferred units had accrued payment-in-kind dividends since issuance of approximately $88.5 million, which amount is included in the total preferred units outstanding. The preferred units are subject to redemption at the option of at least a majority of the preferred unitholders upon an initial public offering of Holdings LLC or any subsidiary, upon the sale of Holdings LLC or after August 19, 2010. The preferred units may also be redeemed at the option of Holdings LLC at a premium. At the time of issuance of the preferred units, $3.9 million in fees were charged against the proceeds received from Holdings LLC from the sale of the preferred units. Holdings LLC is accreting the preferred units up to their redemption value through transfers from retained earnings using the effective interest method to the date of earliest redemption. At December 24, 2005, Pro-Fac owned 40.00 percent of the remaining common equity interest in Holdings LLC. Pro-Fac's share of the income/(loss) of Holdings LLC under the equity method of accounting is determined as follows:

                                              Three Months Ended             Six Months Ended
                                         ---------------------------   ---------------------------
                                         December 24,   December 25,   December 24,   December 24,
                                             2005           2004           2005           2004
                                         ------------   ------------   ------------   ------------
                                                (In Millions)                 (In Millions)
Net income of Holdings LLC               $       14.4   $       16.9   $       11.5   $       16.7
Less:
   Preferred return on Holdings
      LLC's preferred units                      (8.2)          (7.1)         (16.1)         (13.9)
   Accretion of preferred units                  (0.1)          (0.1)          (0.2)          (0.2)
Plus:
   Interest on termination payments
      recorded by Holdings LLC                    0.4            0.6            0.8            1.3
                                         ------------   ------------   ------------   ------------
Income/(loss) for common interests                6.5           10.3           (4.0)           3.9
Pro-Fac's share of common interests             40.00%         40.41%         41.20%         40.26%
                                         ------------   ------------   ------------   ------------
Equity income/(loss) from Holdings LLC   $        2.6   $        4.2   $       (1.7)  $        1.6
                                         ============   ============   ============   ============

NOTE 2. AGREEMENTS WITH BIRDS EYE FOODS

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

Termination Agreement: Pro-Fac and Birds Eye Foods entered into a termination agreement (the "Termination Agreement") as of the Closing Date, pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the "Marketing and Facilitation Agreement") was terminated and, in consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The final installment of $2.0 million is scheduled to be paid on April 1, 2007.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage is recorded as a reduction of Pro-Fac's investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the transaction with Birds Eye Foods in the period it is received. Accordingly, in each of the first six months of fiscal 2006 and fiscal 2005, Pro-Fac recognized approximately $3.6 million as gain from transaction with Birds Eye Foods, Inc.

Amended and Restated Marketing and Facilitation Agreement: Pro-Fac and Birds Eye Foods are parties to an amended and restated marketing and facilitation agreement dated as of the Closing Date (the "Amended and Restated Marketing and Facilitation Agreement"). The Amended and Restated Marketing and Facilitation Agreement provides that, among other things, Pro-Fac will be Birds Eye Foods' preferred supplier of crops. Pursuant to the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods buys crops from Pro-Fac grown by Pro-Fac's members. Birds Eye Foods pays Pro-Fac the commercial market value ("CMV") of the crops supplied in installments corresponding to the dates payment is made by Pro-Fac to its members for the delivered crops. Commercial market value is the weighted average price paid by commercial processors for the same or similar crops, used for the same or similar purposes, in the same or similar marketing areas. Birds Eye Foods makes estimated CMV payments to Pro-Fac for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac meet with Birds Eye Foods management to establish CMV or receivable guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. The Amended and Restated Marketing and Facilitation Agreement also provides that Birds Eye Foods will provide Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices. In addition, until August 19, 2007, Birds Eye Foods will provide Pro-Fac with services related to the expansion of the market for the agricultural products of Pro-Fac members (at no cost to Pro-Fac other than reimbursement of Birds Eye Foods' incremental and out-of-pocket expenses related to providing such services as agreed to by Pro-Fac and Birds Eye Foods).

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

NOTE 3. DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a credit agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to borrow up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. At December 24, 2005 the maximum amount which may be borrowed was $2.0 million. The amount available under the terms of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. Amounts borrowed and accrued interest are required to be paid only upon a sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holdings LLC or one of more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. As of December 24, 2005 and June 25, 2005, no amount was outstanding under the Credit Facility.

Line of Credit : The Cooperative may borrow up to $2.0 million under the terms of an annually renewable line of credit (the "M&T Line of Credit") from Manufacturers and Traders Trust Company ("M&T Bank"). The current agreement with M&T Bank expires on September 30, 2006. At December 24, 2005 and June 25, 2005, there were no borrowings outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. However, the collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

Contractual Obligations Guaranteed: Pro-Fac guarantees certain obligations of Birds Eye Foods. Following is a schedule of obligations guaranteed by Pro-Fac at December 24, 2005:

(Dollars in Millions)

                                                  Amounts
                                                 Committed         Expiration
                                                 ---------       -------------

Senior Subordinated Notes - 11 7/8 Percent         $ 50.9        November 2008
Subordinated Promissory Notes                      $ 39.8        November 2008

NOTE 4. COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative's shares authorized, issued, and outstanding at December 24, 2005 and June 25, 2005.

                                                            Shares Issued and Outstanding
                                                            -----------------------------
                                       Par       Shares     December 24,        June 25,
                                      Value    Authorized       2005              2005
                                     -------   ----------   ------------        ---------
Common Stock                         $  5.00    5,000,000      1,771,096        1,771,096
Non-Cumulative Preferred Stock       $ 25.00    5,000,000         27,962           27,962
Class A Cumulative Preferred Stock   $  1.00   10,000,000      4,927,622        4,789,910
Class B Cumulative Preferred Stock   $  1.00    9,500,000              0                0
Class C Cumulative Preferred Stock   $  1.00   10,000,000              0                0
Class D Cumulative Preferred Stock   $  1.00   10,000,000              0                0
Class E Cumulative Preferred Stock   $  1.00   10,000,000              0                0
Class B, Series I 10% Cumulative
   Redeemable Preferred Stock        $  1.00      500,000              0                0

In the event of liquidation, the relative preference of Pro-Fac's outstanding securities is as follows: first retains, then all classes of preferred stock, pari passu, then common stock and, finally, special membership interests.

While the Cooperative has no plans to liquidate, if liquidation were to occur, the order of redemption and the amount required to fully redeem each class outstanding, at December 24, 2005, is as follows:

                                                             Amount Required
(Dollars in Thousands)                                       to Fully Redeem
                                                             ---------------

Retains                                                      $         6,771
Non-Cumulative Preferred Stock                                           700 (1)
            AND
Class A Cumulative Preferred Stock                                   123,191 (1)
Common Stock                                                           8,855
Special Membership Interests                                          21,733
                                                             ---------------

                                                             $       161,250
                                                             ===============

(1) Pari passu

Qualified Retained Earnings Allocated to Members ("Retains"): Retains arise from patronage income and are allocated to the accounts of members within 8 1/2 months of the end of each fiscal year. For the three month and six month periods ended December 24, 2005 and December 25, 2004, no patronage income was retained. Qualified retains are taxable income to the member in the year the allocation is made.

When and if determined by the Board of Directors, retains convert into shares of Class A cumulative preferred stock. The Board of Directors, however, has tentatively decided that conversion of matured retains into Class A cumulative preferred stock will not be considered by the Board of Directors as a possible treatment of the retains issued for fiscal year 2002 and thereafter. This decision will not impact retains issued for years prior to fiscal 2002. During the three month period ended December 24, 2005, $3.4 million of retains were converted into shares of Class A cumulative preferred stock.

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

During the quarter ended December 24, 2005, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. This dividend amounted to approximately $2.1 million and was paid in January 2006.

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

The Cooperative's principal use of available cash is the payment of dividends. The Cooperative currently believes its sources of cash are sufficient to fund the Cooperative's operations and meet its cash requirements at least through December 2006, including payments of dividends. There can be no assurance as to the declaration of future dividends, or the rate at which dividends may be paid.

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

If the selling member-grower is unable to find a qualified grower to purchase its shares of Pro-Fac common stock, the member-grower must, upon notification from the Cooperative, sell its shares of common stock to the Cooperative for cash at par value, plus any dividends thereon which have been declared but remain unpaid.

At its January 2006 Board meeting, the Pro-Fac Board of Directors extended its moratorium on Pro-Fac's repurchase of shares of common stock from member-growers. During this moratorium, except for approximately $13,000 of common stock scheduled to be repurchased under prior policy in April 2006, Pro-Fac will not repurchase shares of Pro-Fac common stock unless approved by the Board of Directors on a case-by-case basis.

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

Guarantees and Indemnifications: Pro-Fac is a guarantor, under an Indenture dated November 18, 1998, as amended, among Birds Eye Foods, the Guarantors named therein and The Bank of New York, as trustee, of Birds Eye Foods' obligations under its 11 7/8 percent Senior Subordinated Notes issued in fiscal 1999 in the original aggregate principal amount of $200.0 million. The aggregate principal amount is due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semi-annually in arrears on May 1 and November 1. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the 11 7/8 percent Senior Subordinated Notes. As of December 24, 2005, the outstanding loan amount subject to the Cooperative's guarantee included principal of $50.0 million and accrued interest of $0.9 million.

As partial consideration for the acquisition in fiscal 1999 of the frozen and canned vegetable business of Dean Foods Company, Birds Eye Foods issued to Dean Foods a Subordinated Promissory Note for $30 million due November 22, 2008. The Subordinated Promissory Note is currently owned by GLK, LLC, a New York limited liability company, whose members are Birds Eye Foods and GLK Holdings, Inc., which is a wholly owned subsidiary of Birds Eye Foods. Pro-Fac guarantees Birds Eye Foods' obligations under the Subordinated Promissory Note. Interest on the Subordinated Promissory Note accrued quarterly in arrears, commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, with such interest payable in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Interest after November 22, 2003 accrues at the rate per annum of 10 percent and is payable in cash. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the Subordinated Promissory Notes. As of December 24, 2005, the outstanding loan amount subject to the Cooperative's guarantee included principal of $30 million and accrued interest of $9.8 million.

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

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management's current expectations and beliefs, all of which could be affected by the uncertainties and risk factors described below. The Cooperative's actual results could differ materially from those expressed or implied in the forward-looking statements. The risk factors that could impact the Cooperative include:

      o the Cooperative's ability to pay dividends is dependent upon, among other factors, capital surplus, its future earnings and its available cash. While the Cooperative prepares its financial statements using generally accepted accounting principles, which are based primarily on historical cost, it determines its capital surplus under applicable state law. Under New York Law, capital surplus is the amount by which the fair value of the Cooperative's assets exceed the total of its liabilities and the par value of its capital stock. For the fiscal quarter ended December 24, 2005, the Cooperative's Board of Directors determined that capital surplus was available based upon evidence of the fair market value of the Cooperative's assets, including its investment in Holdings LLC. There can, however, be no assurance that the value of the Cooperative's assets, including its investment in Holdings LLC, will be sufficient to support a determination of capital surplus in the future. Absent sufficient capital surplus, the Cooperative will be prohibited from paying dividends. Factors that may influence the fair market value of the Cooperative's investment in Holdings LLC, include the financial condition and results of operations of Birds Eye Foods.

            As is discussed in "Liquidity and Capital Resources" in Part I, Item 2 of this Report, the Cooperative's principal use of available cash is the payment of dividends and, while the Cooperative currently believes its sources of cash are sufficient to fund the Cooperative's operations and meet its cash requirements, including payments of dividends, at least through December 2006, there can be no assurance as to the declaration and payment of future dividends, or the rate at which dividends may be paid, since they necessarily depend upon Pro-Fac's future operations, performance and cash flow which are substantially dependent upon the financial condition and results of operations of Birds Eye Foods;

      o the value of the Cooperative's investment in Holdings LLC is also impacted by the rights and preferences of Holdings LLC's preferred units. The holders of Holdings LLC's preferred units have priority over the holders of Holdings LLC's common units with respect to, among other things, preferred returns on their investment in Holdings LLC. The Cooperative owns Class B common units of Holdings LLC. The preferred units accrue a preferred return equal to 15 percent per annum of the preferred unit holders' preferred capital contributions (less distributions, if any, made in respect of such preferred units), compounded quarterly. Holdings LLC has the option to redeem all, but not less than all, of its preferred units outstanding at a premium. At December 24, 2005, Holdings LLC had $226.9 million of preferred units issued and outstanding, including approximately $88.5 million of payments-in-kind dividends on such preferred units. Based on Holdings LLC's outstanding preferred units at December 24, 2005, and assuming that the preferred return is not paid and the preferred units are not redeemed, the preferred units would have an approximate future redemption value, including the compounded preferred return, as of the end of fiscal years as follows:

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

      o Pro-Fac owns approximately 40.00 percent of the outstanding common units of Holdings LLC, which are subordinate to the rights and preferences of Holdings LLC's outstanding preferred units. As a minority owner, Pro-Fac has no control over the management of the affairs of Holdings LLC or Birds Eye Foods, including whether annual distributions will be made under the Limited Liability Company Agreement of Holdings LLC. In the event the Cooperative does not receive anticipated distributions under the Limited Liability Company Agreement, the resulting reduction in its available cash will have a material adverse effect on Pro-Fac's financial condition (see the discussion under the heading "Liquidity and Capital Resources" section in Part I, Item 2 of this Report).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac's financial condition and results of operations in the second quarter and first six months of fiscal 2006 as compared to the second quarter and first six months of fiscal 2005. This section should be read in conjunction with Part I, Item 1, Financial Statements of this Report.

                                    OVERVIEW

Since 1960, Pro-Fac has operated as a New York agricultural cooperative, owned and controlled by its members, to purchase, market, and sell crops grown by its member-growers, for the mutual benefit of its members. Only growers of crops marketed through Pro-Fac, or associations of such growers, can become members of Pro-Fac. Membership in Pro-Fac is evidenced by the ownership of Pro-Fac common stock. As of December 24, 2005, there were approximately 495 Pro-Fac members, consisting of individual growers or associations of growers, located principally in the states of New York, Delaware, Pennsylvania, Illinois, Michigan, Washington, Oregon, Nebraska and Florida. Crops marketed by Pro-Fac include fruits (cherries, apples, blueberries, and peaches), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, asparagus and potatoes) and popcorn. For the year ended June 25, 2005, Pro-Fac delivered crops with a commercial market value of approximately $65.1 million. Because Pro-Fac acts as an agent for its members in delivering crops, this activity is recorded on a net basis and no sales are reported.

Pro-Fac's primary sources of income are derived from payments received under the terms of the Termination Agreement with Birds Eye Foods and income it recognizes from its investment in Holdings LLC, using the equity method of accounting. Pro-Fac receives $10.0 million annually under the Termination Agreement through April 2007. Income or loss based on Pro-Fac's common equity interest in Holdings LLC, recorded under the equity method of accounting, varies depending on the operating results of Holdings LLC and the dividend requirements of Holdings LLC's preferred equity holders. Holdings LLC's operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary. To date, Holdings LLC has not made any cash distributions of its income. Pro-Fac's net income for the three-month period ended December 24, 2005, is primarily a result of Holdings LLC's net income for the same period.

   RESULTS OF OPERATIONS - SECOND QUARTER 2006 COMPARED TO SECOND QUARTER 2005

Equity in income of Holdings LLC: For the quarter ended December 24, 2005, the Cooperative recognized income of approximately $2.6 million from its investment in Holdings LLC, as compared to income approximately $4.2 million in the second quarter of fiscal 2005. The change results primarily from a decrease in the net income of Holdings LLC and increases in the preferred return on Holdings LLC preferred units due to compounding of accrued payment-in-kind preferred dividends. Holdings' operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary. Birds Eye Foods is a voluntary filer with the Securities and Exchange Commission. Birds Eye Foods' periodic report equivalents are available at the SEC's website: www.sec.gov.

During the quarter ended December 24, 2005, Pro-Fac's recorded investment in Holdings LLC increased by $1.8 million due to recording Pro-Fac's equity in the income of Holdings LLC ($2.6 million), elimination of the portion of termination payments related to Pro-Fac's continuing indirect ownership of Birds Eye Foods ($0.8 million).

Gain from transaction with Birds Eye Foods and related agreements: In accordance with the Termination Agreement, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1 until the final payment which is due April 1, 2007.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage are recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining portion of payments received is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the second quarter of fiscal 2006 and the second quarter of fiscal 2005, Pro-Fac recognized approximately $1.2 million as additional gain from the receipt of termination payments ($2.0 million on each of October 1, 2005 and October 1, 2004).

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members which result in margin being earned by the Cooperative. The Cooperative earned $0.2 million in margin during the quarter ended December 24, 2005 and $0.2 million during the quarter ended December 25, 2004.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.3 million for each of the quarters ended December 24, 2005 and September 25, 2004.

 RESULTS OF OPERATIONS - FIRST SIX MONTHS 2006 COMPARED TO FIRST SIX MONTHS 2005

Equity income from Holdings LLC: For the six months ended December 24, 2005, the Cooperative recognized a loss of approximately $1.7 million from Holdings LLC, as compared to income of approximately $1.6 million in the fiscal 2005 period. The change results primarily from a decrease in the net income of Holdings LLC and increases in the preferred return on Holdings LLC preferred units due to compounding of cumulative preferred dividends.

In the six months ended December 24, 2005, Birds Eye Foods reported a charge of $4.5 million (approximately $2.7 million, net of tax benefit) for payments to be provided and incurred in conjunction with the departure of Birds Eye Foods' former Chairman, President and Chief Executive Officer. Birds Eye Foods is a voluntary filer with the Securities and Exchange Commission. Birds Eye Foods' periodic report equivalents are available at the SEC's website: www.sec.gov.

Gain from transaction with Birds Eye Foods, Inc. and related agreements: As part of the Transaction, Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1 until the final payment which is due April 1, 2007.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's ownership percentage in Holdings LLC is recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining payments are recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in each of the first six months of fiscal 2006 and fiscal 2005, Pro-Fac recognized approximately $3.6 million as gain from transaction with Birds Eye Foods, Inc.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members which result in margin being earned by the Cooperative. The Cooperative earned $0.3 million in margin during the six months ended December 24, 2005. The Cooperative earned $0.2 million in margin during the six months ended December 25, 2004.

Selling, administrative, and general expenses: Selling, administrative, and general expenses totaled $0.5 and $0.6 million for the six months ended December 24, 2005 and December 25, 2004, respectively.

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

Pro-Fac's primary source of cash through and including August 19, 2007, is expected to be the $10.0 million payable annually to Pro-Fac by Birds Eye Foods pursuant to the Termination Agreement, however, the final installment of $2.0 million pursuant to that agreement is scheduled to be paid on April 1, 2007. Pro-Fac's other principal source of cash is the CMV payments made to it by Birds Eye Foods and other customers for crops sold pursuant to the Amended and Restated Marketing and Facilitation Agreement and other supply agreements. Although CMV payments are considered a potential source of cash to Pro-Fac, with the exception of the Board's decision to deduct 1 percent of CMV otherwise payable to its grower-members for crops delivered in fiscal years 2003 and 2004, Pro-Fac has typically paid 100 percent of CMV to its member-growers for crops delivered and did so in fiscal 2005. Since such CMV payments are approximately equal to the cash Pro-Fac receives from its customers for its raw products, CMV payments are not a significant source of available cash from which Pro-Fac can pay operating expenses and quarterly dividends.

Subsequent to August 19, 2007 and prior to any sale or dissolution of Holdings LLC, Pro-Fac's primary source of cash is expected to be any annual distributions that may be made by Holdings LLC pursuant to the Limited Liability Company Agreement of Holdings LLC. The Limited Liability Company Agreement provides that, subject to any restrictions contained in any financing arrangements of Holdings LLC and/or Birds Eye Foods, after August 19, 2007, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units, including Pro-Fac. Assuming $24.8 million of annual distributions, and further assuming that Pro-Fac's distributable interest remains at 40.00 percent, Pro-Fac's annual distributable share would be approximately $10.0 million. Since Pro-Fac has no control over the management of Holdings LLC or Birds Eye Foods, there can be no assurances that any distributions will be made under the Limited Liability Company Agreement, or, if made, what the amount or timing of such distributions will be, since distributions necessarily will depend upon, among other factors, Birds Eye Foods' future earnings, business plans and strategies and financial obligations.

As stated above, Pro-Fac's current primary source of cash is the payments made to it under the Termination Agreement. The $10.0 million is paid to Pro-Fac in quarterly installments as follows: $4.0 million on July 1, and $2.0 million each on October 1, January 1, and April 1. The final installment under the Termination Agreement will be paid on April 1, 2007. Distributions to Pro-Fac, if any, under the Limited Liability Company Agreement may not begin until some time after August 19, 2007 and, depending upon Birds Eye Foods' future earnings, business plans and strategies, financial obligations and other factors, such distributions could be delayed beyond August 19, 2007. Pro-Fac has no control over the management of the affairs of Holdings LLC. In the event distributions are delayed or if distributions are less than required by Pro-Fac to meet its cash flow needs, then, after April 1, 2007, Pro-Fac will face an indeterminate period during which it will lack available cash to satisfy its operating expenses and/or pay dividends. Pro-Fac will need to consider other sources of cash, if available, to fund operating expenses and dividend payments and to satisfy its financial obligations after April 1, 2007.

Although Pro-Fac is attempting to increase revenue through expanding its customer base and the types of products and/or services it offers, the actual amount of available cash that may be generated from Pro-Fac's expanded operations depends upon how successful Pro-Fac is in this effort, including controlling any associated costs. For the six months ended December 24, 2005 and December 25, 2004, Pro-Fac generated $0.3 million and $0.2 million, respectively, in margin from sales of product to customers other than Birds Eye Foods. Any available cash generated from expanded products and/or services offerings by Pro-Fac is currently anticipated to be a secondary source of cash, and is not expected to provide a significant amount of available cash to fund Pro-Fac's operating expenses or dividend payments.

In addition to the cash payments to Pro-Fac pursuant to the Termination Agreement and the possible cash distributions to Pro-Fac pursuant to the Limited Liability Company Agreement, Pro-Fac has available up to $1.0 million per year, until August 19, 2007, under the Credit Agreement with Birds Eye Foods, and up to $2.0 million under an annually renewable line of credit from M&T Bank, as discussed below. The current agreement with M&T Bank expires on September 30, 2006.

The Cooperative may borrow up to $2.0 million under the M&T Line of Credit. Principal amounts borrowed under the M&T Line of Credit bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. Pro-Fac's obligations under the M&T Line of Credit are secured by a security interest granted to M&T in substantially all of Pro-Fac's assets, excluding Pro-Fac's Class B common units owned in Holdings LLC. However, the collateral does include any distributions made to Pro-Fac by Holdings LLC in respect of Pro-Fac's Class B common units and cash payments made by Birds Eye Foods to the Cooperative. At December 24, 2005 and June 25, 2005, there was no balance outstanding under the M&T Line of Credit.

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

A discussion of "Consolidated Statement of Cash Flows" for the six months ended December 24, 2005 follows:

Net cash  provided by  operating  activities  of $0.5  million for the first six months of fiscal 2006 primarily represents the timing of cash receipts from customers other than Birds Eye Foods and related cash payments to member-growers.

Net cash provided by investing activities for the first six months of fiscal 2006 was $6.0 million related to the receipt by the Cooperative of $6.0 million from Birds Eye Foods under the Termination Agreement.

Net cash used in financing activities includes dividends paid ($4.2 million) by the Cooperative during the six months ended December 24, 2005.

Pursuant to a directive of the Cooperative's Board of Directors in 2003, dividends will not be paid on the Cooperative's common stock for an indefinite period of time. Further, at its January 2006 Board meeting, the Pro-Fac Board of Directors extended its moratorium on Pro-Fac's repurchase of shares of common stock from member-growers. During this moratorium, except for approximately $13,000 of common stock scheduled to be repurchased under prior policy in April 2006, Pro-Fac will not repurchase shares of Pro-Fac common stock unless approved by the Board of Directors on a case-by-case basis.

Pro-Fac believes that its sources of cash described above will be sufficient to fund its operations and meet its cash requirements at least through December 2006. Pro-Fac's ability to fund these requirements will depend on Pro-Fac's future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond Pro-Fac's control. For a discussion of factors that could impact Pro-Fac's future operations, performance, cash flow and ability to pay dividends see "Cautionary Statement on Forward-Looking Statements and Risk Factors."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Transaction, Pro-Fac is subject to interest rate fluctuations related to borrowings under the M&T Line of Credit. Amounts borrowed bear interest at the prime rate plus 75 basis points. The M&T prime rate and, therefore, the interest payable by Pro-Fac on principal borrowed under the M&T Line of Credit, is subject to change by M&T. At December 24, 2005, no amount was outstanding under the M&T Line of Credit. See "NOTE 3. Debt" in the "Notes to Condensed Financial Statements" included in Part I, Item 1 and Item 2 under the heading "Liquidity and Capital Resources" for a description of the terms of the M&T Line of Credit.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Pro-Fac's Principal Executive and Principal Financial Officer concluded that Pro-Fac's disclosure controls and procedures as of December 24, 2005 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in Pro-Fac's internal control over financial reporting identified during the quarter ended December 24, 2005, that materially affected, or are reasonably likely to materially affect, Pro-Fac's internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

The information called for by this Item is disclosed in NOTE 5. "Other Matters - Legal Matters" under "Notes to Condensed Financial Statements" in Part I, Item 1 of this Form 10-Q, and is incorporated herein by reference in answer to this Item.

ITEM 6 - EXHIBITS

      Exhibits

      Exhibit Number                         Description
      --------------   ---------------------------------------------------------

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

                                         PRO-FAC COOPERATIVE, INC.

Date: February 6, 2006                   BY: /s/      Stephen R. Wright
                                             -----------------------------------
                                              General Manager, Chief Executive
                                              Officer, Chief Financial Officer
                                                       and Secretary
                                             (On Behalf of the Registrant and as
                                                 Principal Executive Officer
                                              Principal Financial Officer, and
                                                Principal Accounting Officer)