Form 10-Q
period 2006-03-25
PRO-FAC COOPERATIVE INC
filed 2006-05-08
CIK 202932

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

                  For the quarterly period ended March 25, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ]  NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of April 30, 2006.

                            Common Stock - 1,769,298

================================================================================

                                    FORM 10-Q
                  For the Quarterly Period Ended March 25, 2006
                            PRO-FAC COOPERATIVE, INC.
                                TABLE OF CONTENTS

                                                                            PAGE

                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements ..........................................     3

ITEM 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................   15

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk ....    20

ITEM 4.   Controls and Procedures .......................................    20

                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings .............................................    21

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds ...    21

ITEM 4.   Submission of Matters to a Vote of Security Holders ...........    21

ITEM 6.   Exhibits ......................................................    22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited condensed financial statements of Pro-Fac Cooperative, Inc. ("Pro-Fac" or "the Cooperative") as of March 25, 2006 and for the three month and nine month periods ended March 25, 2006 and March 26, 2005 are presented on the following pages. The financial statements have been prepared in accordance with the Cooperative's usual accounting policies, are based, in part, on estimates and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods. The June 25, 2005 condensed balance sheet was derived from the Cooperative's audited balance sheet at June 25, 2005.

This Part I also includes management's discussion and analysis of the Cooperative's financial condition as of March 25, 2006 and its results of operations for the three month and nine month periods ended March 25, 2006.

Pro-Fac Cooperative, Inc.
Condensed Statements of Operations, Allocation of Net Income/(Loss) and Comprehensive Income/(Loss)
(Unaudited)

(Dollars in Thousands)

                                                    Three Months Ended       Nine Months Ended
                                                   ---------------------   ---------------------
                                                   March 25,   March 26,   March 25,   March 26,
                                                     2006        2005        2006        2005
                                                   ---------   ---------   ---------   ---------
Net sales                                          $      13   $       0   $      13   $       0
Cost of sales                                             12           0          12           0
                                                   ---------   ---------   ---------   ---------
Gross profit                                               1           0           1           0
Equity in loss of Birds Eye Holdings LLC              (3,343)     (1,843)     (5,015)       (286)
Gain from transaction with Birds Eye Foods, Inc.
  and related agreements                               1,191       1,190       4,761       4,760
Margin on delivered product                                0           4         299         154
Selling, administrative and general expense             (340)       (352)       (887)       (973)
Other income                                               0         116          16         167
                                                   ---------   ---------   ---------   ---------
Operating income/(loss)                               (2,491)       (885)       (825)      3,822
Interest income                                           21           8          81          34
Interest expense                                           0         (13)        (26)        (62)
                                                   ---------   ---------   ---------   ---------
Income/(loss) before income taxes                     (2,470)       (890)       (770)      3,794
Income taxes                                            (409)          0        (409)          0
                                                   ---------   ---------   ---------   ---------
Net income/(loss)                                  $  (2,879)  $    (890)  $  (1,179)  $   3,794
                                                   =========   =========   =========   =========

Net income/(loss)                                  $  (2,879)  $    (890)  $  (1,179)  $   3,794
Other comprehensive income/(loss):
   Unrealized gain/(loss) on hedging activity of
     equity investee                                     100        (196)         74        (151)
   Minimum pension liability of investee                   0           0         (71)          0
                                                   ---------   ---------   ---------   ---------

Comprehensive income/(loss)                        $  (2,779)  $  (1,086)  $  (1,176)  $   3,643
                                                   =========   =========   =========   =========

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Balance Sheets
(Unaudited)

(Dollars in Thousands)

                                                                                        March 25,     June 25,
                                                                                          2006          2005
                                                                                       -----------   ----------
                                       ASSETS

Current assets:
   Cash and cash equivalents                                                           $     1,547   $    1,103
   Accounts receivable, trade                                                                1,609        1,555
   Accounts receivable from Birds Eye Foods, Inc.                                           10,958        8,395
   Inventory                                                                                   360            3
   Prepaid expenses and other current assets                                                    42           10
                                                                                       -----------   ----------
      Total current assets                                                                  14,516       11,066

Fixed assets, net                                                                               13           15
Investment in Birds Eye Holdings LLC                                                         4,567       12,818
                                                                                       -----------   ----------
      Total assets                                                                     $    19,096   $   23,899
                                                                                       ===========   ==========

       LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION/(DEFICIT)

Current liabilities:
   Accounts payable                                                                    $       168   $      104
   Other accrued expenses                                                                       16           66
   Accrued income taxes                                                                        409            0
   Common stock subject to redemption                                                            9            0
   Amounts due members                                                                      14,731       12,500
                                                                                       -----------   ----------
      Total current liabilities                                                             15,333       12,670
                                                                                       -----------   ----------

Commitments and contingencies (Note 5)

Common stock, par value $5, authorized - 5,000,000 shares; issued
  and outstanding 1,771,095 and 1,771,096 shares, respectively                               8,846        8,855
                                                                                       -----------   ----------

Shareholders' and members' capitalization/(deficit):
   Retained earnings allocated to members                                                    6,771       10,214
   Non-cumulative preferred stock, par value $25, authorized
     5,000,000 shares; issued and outstanding 26,499 and 27,965 shares, respectively           663          700
   Class A cumulative preferred stock, liquidation preference $25 per share, authorized 10,000,000 shares; issued and outstanding 4,929,085 and
     4,789,910 shares, respectively                                                        123,227      119,748
   Special membership interests                                                             21,733       21,733
   Accumulated deficit                                                                    (151,550)    (144,091)
Accumulated other comprehensive (loss)/income:
   Unrealized gain on hedging activity of equity investee                                      119           45
   Minimum pension liability adjustment of equity investee                                  (6,046)      (5,975)
                                                                                       -----------   ----------
      Total shareholders' and members' capitalization/(deficit)                             (5,083)       2,374
                                                                                       -----------   ----------
      Total liabilities and shareholders' and members' capitalization/(deficit)        $    19,096   $   23,899
                                                                                       ===========   ==========

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                          Nine Months Ended
                                                                                       ------------------------
                                                                                        March 25,    March 26,
                                                                                          2006          2005
                                                                                       -----------   ----------
Cash Flows from Operating Activities:
   Net income/(loss)                                                                   $    (1,179)  $    3,794
   Adjustments to reconcile net income/(loss) to net cash used in operating activities:
      Amortization of transition service receivable                                              0           71
      Depreciation                                                                               2            3
      Gain from transaction with Birds Eye Foods, Inc. and related agreements               (4,761)      (4,760)
      Equity in loss of Birds Eye Holdings LLC                                               5,015          286
      Change in assets and liabilities:
         Accounts receivable                                                                (2,617)      (3,778)
         Accounts payable and other accrued expenses                                            14       (1,120)
         Accrued income taxes                                                                  409            0
         Amounts due members                                                                 2,231        2,480
         Other assets and liabilities, net                                                    (389)        (596)
                                                                                       -----------   ----------
Net cash used in operating activities                                                       (1,275)      (3,620)
                                                                                       -----------   ----------

Cash Flows from Investing Activities:
   Proceeds from Termination Agreement with Birds Eye Foods, Inc.                            8,000        8,000
   Purchase of property, plant and equipment                                                     0          (19)
                                                                                       -----------   ----------
Net cash provided by investing activities                                                    8,000        7,981
                                                                                       -----------   ----------
Cash Flows from Financing Activities:
   Payments on long-term debt                                                                    0       (1,000)
   Cash dividends paid                                                                      (6,281)      (6,221)
                                                                                       -----------   ----------
Net cash used in financing activities                                                       (6,281)      (7,221)
                                                                                       -----------   ----------

Net change in cash and cash equivalents                                                        444       (2,860)
Cash and cash equivalents at beginning of period                                             1,103        3,394
                                                                                       -----------   ----------
Cash and cash equivalents at end of period                                             $     1,547   $      534
                                                                                       ===========   ==========

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements. Operating results for the interim period ended March 25, 2006 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 25, 2005.

Fixed Assets, Net: Fixed assets, which consist of office and computer equipment, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.

Inventory: Beginning in fiscal year 2005, the Cooperative supplied cherries to another cooperative that markets the cherries. Title remains with the Cooperative until the inventory is sold to third parties. Inventory and an equal amount due member-growers is recorded at estimated cost. Certain other inventory is purchased by the Cooperative for resale.

Investment in Birds Eye Holdings, LLC: Pro-Fac accounts for its investment in Holdings LLC under the equity method of accounting. The Cooperative includes its share, based on ownership, of the change in Holdings LLC's minimum pension liabilities and unrealized holding gains and losses on hedging transactions in the Cooperative's other comprehensive loss.

The following schedule sets forth summarized financial information of Holdings LLC for the periods indicated (dollars in thousands):

                                            Three Months Ended      Nine Months Ended
                                          ---------------------   ---------------------
                                          March 25,   March 26,   March 25,   March 26,
                                             2006        2005        2006        2005
                                          ---------   ---------   ---------   ---------
Net sales                                 $ 222,776   $ 211,600   $ 699,621   $ 655,417
Gross profit                                 35,533      41,533     133,652     140,810
Income/(loss) from continuing operations        (34)      2,599      11,757      19,105
Net income/(loss)                               (34)      2,599      11,476      19,105

At March 25, 2006, Holdings LLC had $235.4 million of preferred units issued and outstanding which accrue a preferred return at the rate of 15 percent per annum compounded quarterly, based on a 360 day year. At March 25, 2006, the preferred units had accrued payment-in-kind dividends since issuance of approximately $97.0 million, which amount is included in the total preferred units outstanding. Based on Holdings LLC's outstanding preferred units at March 25, 2006, and assuming that the preferred return is not paid and the preferred units are not redeemed, the preferred units would have an approximate future redemption value, including the compounded preferred return, as of the end of fiscal years as follows:

                                (In Millions)

                              2006     $ 244.2
                              2007       283.0
                              2008       327.9
                              2009       379.9
                              2010       440.1

The preferred units are subject to redemption at the option of at least a majority of the preferred unitholders upon an initial public offering of Holdings LLC or any subsidiary, upon the sale of Holdings LLC or after August 19, 2010. The preferred units may also be redeemed at the option of Holdings LLC at anytime, at a premium. At the time of issuance of the preferred units, $3.9 million in fees were charged against the proceeds received from Holdings LLC from the sale of the preferred units. Holdings LLC is accreting the preferred units up to their redemption value through transfers from retained earnings using the effective interest method to the date of earliest redemption. At March 25, 2006, Pro-Fac owned 40.00 percent of the remaining common equity interest in Holdings LLC. Pro-Fac's share of the income/(loss) of Holdings LLC under the equity method of accounting is determined as follows:

                                            Three Months Ended      Nine Months Ended
                                          ---------------------   ---------------------
                                          March 25,   March 26,   March 25,   March 26,
                                             2006       2005        2006         2005
                                          ---------   ---------   ---------   ---------
                                              (In Millions)           (In Millions)
Net income/(loss) of Holdings LLC         $     0.0   $     2.4   $    11.5   $    19.1
Less:
     Preferred return on Holdings
       LLC's preferred units                   (8.5)       (7.3)      (24.6)      (21.3)
     Accretion of preferred units              (0.1)       (0.1)       (0.4)       (0.3)
Plus:
     Interest on termination payments
       recorded by Holdings LLC                 0.3         0.5         1.1         1.8
                                          ---------   ---------   ---------   ---------
Income/(loss) for common interests             (8.3)       (4.5)      (12.4)       (0.7)
Pro-Fac's share of common interests           40.00%      40.44%      40.39%      41.45%
                                          ---------   ---------   ---------   ---------
Equity income/(loss) from Holdings LLC    $    (3.3)  $    (1.8)  $    (5.0)  $    (0.3)
                                          =========   =========   =========   =========

Income Taxes: On June 11, 2003, the Cooperative received notification from the Internal Revenue Service that effective August 19, 2002 the Cooperative would qualify for tax exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative's taxable income to zero for periods after August 19, 2002. At its March 2006 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage proceeds for the fiscal year ending June 24, 2006. As a result, the Cooperative recorded a tax provision of $409,000 during the three month period ended March 25, 2006, using its estimated annual effective tax rate applied to taxable income through March 25, 2006.

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

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage is recorded as a reduction of Pro-Fac's investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the transaction with Birds Eye Foods in the period it is received. Accordingly, in each of the first nine months of fiscal 2006 and fiscal 2005, Pro-Fac recognized approximately $4.8 million as gain from transaction with Birds Eye Foods, Inc.

Limited Liability Company Agreement of Holdings LLC: Pro-Fac and Vestar are parties to a limited liability company agreement dated August 19, 2002 (as amended from time to time, the "Limited Liability Company Agreement"). While Birds Eye Foods is not a party to the Limited Liability Company Agreement, it contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC. The Limited Liability Company Agreement provides, among other things, that Holdings LLC's distributable assets, which include cash receipts from operations, investing and financing, net of expenses, will be distributed to Holdings LLC's members as determined by Holdings LLC's management committee. Further, the Limited Liability Company Agreement provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from the operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units.

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

NOTE 3.  DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a credit agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to borrow up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. At March 25, 2006 the maximum amount which may be borrowed was $2.0 million. The amount available under the terms of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. Amounts borrowed and accrued interest are required to be paid only upon a sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holdings LLC or one of more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. As of March 25, 2006 and June 25, 2005, no amount was outstanding under the Credit Facility.

Line of Credit: The Cooperative may borrow up to $2.0 million under the terms of an annually renewable line of credit (the "M&T Line of Credit") from Manufacturers and Traders Trust Company ("M&T Bank"). The M&T Line of Credit expires on September 30, 2006. At March 25, 2006 and June 25, 2005, there were no borrowings outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. The collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

Contractual Obligations Guaranteed: Pro-Fac guarantees certain obligations of Birds Eye Foods. Following is a schedule of obligations guaranteed by Pro-Fac at March 25, 2006:

(Dollars in Millions)

                                              Amounts
                                             Committed     Expiration
                                             ---------   -------------

Senior Subordinated Notes - 11 7/8 Percent    $  52.4    November 2008
Subordinated Promissory Notes                 $  39.7    November 2008

NOTE 4.  COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative's shares authorized, issued, and outstanding at March 25, 2006 and June 25, 2005.

                                                                     Shares Issued and Outstanding
                                                                     -----------------------------
                                                Par       Shares       March 25,        June 25,
                                               Value    Authorized       2006             2005
                                              -------   ----------   ------------    -------------
Common Stock                                  $  5.00    5,000,000     1,771,095       1,771,096
Non-Cumulative Preferred Stock                $ 25.00    5,000,000        26,499          27,965
Class A Cumulative Preferred Stock            $  1.00   10,000,000     4,929,085       4,789,910
Class B Cumulative Preferred Stock            $  1.00    9,500,000             0               0
Class C Cumulative Preferred Stock            $  1.00   10,000,000             0               0
Class D Cumulative Preferred Stock            $  1.00   10,000,000             0               0
Class E Cumulative Preferred Stock            $  1.00   10,000,000             0               0
Class B, Series I 10% Cumulative Redeemable
   Preferred Stock                            $  1.00      500,000             0               0

In the event of liquidation, the relative preference of Pro-Fac's outstanding securities is as follows: first retains, then all classes of preferred stock, pari passu, then common stock and, finally, special membership interests.

While the Cooperative presently has no plans to liquidate, if liquidation were to occur, the order of redemption and the amount required to fully redeem each class outstanding, at March 25, 2006, is as follows:

                                     Amount Required
(Dollars in Thousands)               to Fully Redeem
                                     ---------------

Retains                              $         6,771
Non-Cumulative Preferred Stock                   663 (1)
            AND
Class A Cumulative Preferred Stock           123,227 (1)
Common Stock                                   8,846
Special Membership Interests                  21,733
                                     ---------------

                                     $       161,240
                                     ===============

(1) Pari passu

Qualified Retained Earnings Allocated to Members ("Retains"): Retains arise from patronage income and are allocated to the accounts of members within 8 1/2 months of the end of each fiscal year. For the three month and nine month periods ended March 25, 2006 and March 26, 2005, no patronage income was retained. Qualified retains are taxable income to the member in the year the allocation is made. At its March 2006 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage proceeds for the fiscal year ending June 24, 2006.

When and if determined by the Board of Directors, retains convert into shares of Class A cumulative preferred stock. The Board of Directors, however, has tentatively decided that conversion of matured retains into Class A cumulative preferred stock will not be considered by the Board of Directors for retains issued for fiscal year 2002 and thereafter. During the nine month period ended March 25, 2006, $3.4 million of retains were converted into shares of Class A cumulative preferred stock.

Preferred Stock: All preferred stock outstanding originated, directly or indirectly, from the conversion at par value of retains at the discretion of Pro-Fac's Board of Directors. Preferred stock is generally non-voting, except that the holders of preferred stock are entitled to vote on those matters specifically required by law.

On August 23, 1995, the Cooperative commenced an offer to exchange one share of its Class A cumulative preferred stock (liquidation preference $25 per share) for each share of its outstanding non-cumulative preferred stock (liquidation preference $25 per share). During the three month period ended March 25, 2006, 1,463 shares of non-cumulative preferred stock were exchanged for Class A cumulative preferred stock. At its March 2006 meeting, the Pro-Fac Board of Directors determined that it would no longer accept offers from holders of shares of Pro-Fac non-cumulative preferred stock to exchange their shares of non-cumulative preferred stock for shares of Pro-Fac Class A cumulative preferred stock. Pro-Fac's Class A cumulative preferred stock is listed under the symbol PFACP on the Nasdaq National Market system.

The dividend rates for the preferred stock outstanding are as follows:

Non-Cumulative Preferred Stock          $1.50 per share payable annually at the discretion of the Board.

Class A Cumulative Preferred Stock      $1.72 per share annually, payable in four quarterly installments of $.43 per share.

During the quarter ended March 25, 2006, the Cooperative declared a cash dividend of $.43 per share on the Class A Cumulative Preferred Stock. This dividend amounted to approximately $2.1 million and was paid in April 2006.

The Cooperative's ability to pay dividends is dependent upon, among other factors, its available cash, capital surplus and its future earnings. The Cooperative's principal use of available cash has been the payment of dividends on its Class A cumulative preferred stock and its non-cumulative preferred stock. The $10.0 million annual receipts under the Termination Agreement have been the principal source of cash for payment of dividends with the last installment under the Termination Agreement payable on April 1, 2007. The Limited Liability Company Agreement of Holdings LLC provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to make annual distributions to Holdings LLC, which can in turn be used by Holdings LLC to fund distributions to its common unit holders, including Pro-Fac. Many factors could affect whether such distributions are made in the future and the current financing arrangements of Birds Eye Foods with its senior lenders include a covenant which precludes such distributions without the permission of the senior lenders.

Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. Because Pro-Fac has no control over the determination of whether such distributions will be made, Pro-Fac's Board of Directors has developed a business plan that assumes distributions will not be made under the Limited Liability Company Agreement to replace the $10.0 million annual source of cash under the Termination Agreement ending on April 1, 2007.

On May 5, 2006, the Board determined, subject to all of the facts and circumstances at the relevant times, that it expects to declare a full quarterly dividend of $.43 per share of Class A cumulative preferred stock for payment in July 2006. Thereafter, the Board expects to declare dividends of $.21 per share of Class A cumulative stock for quarterly payments to be made in October 2006, January 2007, and April 2007. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its Class A cumulative preferred stock. To the extent that dividends on the Class A cumulative preferred stock are not paid or are not paid in full, the unpaid amounts cumulate and must be paid before any dividends may be paid on any other securities of Pro-Fac.

The Board expects to declare the annual dividend of $1.50 per share on the Cooperative's non-cumulative preferred stock (a total of approximately $40,000) for payment in July 2006, and in accordance with the Cooperative's Certificate of Incorporation expects to set aside the proportionate share of the annual non-cumulative preferred stock dividend (expected to be approximately $15,000) for payment in July 2007, if, as expected, reduced quarterly dividend declarations are made in fiscal 2007 on the Class A cumulative preferred stock. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its non-cumulative preferred stock.

The Board believes, taking into consideration the reduction and ultimate suspension of dividend payments on the Cooperative's preferred stock and borrowing capacity under Pro-Fac's Credit Agreement with Birds Eye Foods, that Pro-Fac will have sufficient sources of cash to fund its operations at least through the end of fiscal 2010, which the Board believes will provide time to monitor Pro-Fac's investment in Holdings LLC and explore other methods of raising cash. The declaration of any future dividends, including the expected declarations outlined above, are subject to Board action in advance of any such declaration based upon all of the facts and circumstances at each such time.

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

At its January 2006 meeting, the Pro-Fac Board of Directors extended its moratorium on Pro-Fac's repurchase of shares of common stock from member-growers to apply to all potential repurchases except for approximately $9,000 of common stock repurchased in April 2006 under policies in effect prior to the January 2006 change. In the future, Pro-Fac will not repurchase shares of Pro-Fac common stock unless approved by the Board of Directors on a case-by-case basis.

At its January 2003 meeting, the Board of Directors of Pro-Fac determined to suspend the payment of annual dividends on the Cooperative's common stock for an indefinite period of time.

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

Guarantees and Indemnifications: Pro-Fac is a guarantor, under an Indenture dated November 18, 1998, as amended, among Birds Eye Foods, the Guarantors named therein and The Bank of New York, as trustee, of Birds Eye Foods' obligations under its 11 7/8 percent Senior Subordinated Notes issued in fiscal 1999 in the original aggregate principal amount of $200.0 million. The aggregate principal amount is due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semi-annually in arrears on May 1 and November 1. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the 11 7/8 percent Senior Subordinated Notes. As of March 25, 2006, the outstanding loan amount subject to the Cooperative's guarantee included principal of $50.0 million and accrued interest of $2.4 million.

As partial consideration for the acquisition in fiscal 1999 of the frozen and canned vegetable business of Dean Foods Company, Birds Eye Foods issued to Dean Foods a Subordinated Promissory Note for $30 million due November 22, 2008. The Subordinated Promissory Note is currently owned by GLK, LLC, a New York limited liability company, whose members are Birds Eye Foods and GLK Holdings, Inc., which is a wholly owned subsidiary of Birds Eye Foods. Pro-Fac guarantees Birds Eye Foods' obligations under the Subordinated Promissory Note. Interest on the Subordinated Promissory Note accrued quarterly in arrears, commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, with such interest payable in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Interest after November 22, 2003 accrues at the rate per annum of 10 percent and is payable in cash. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the Subordinated Promissory Notes. As of March 25, 2006, the outstanding loan amount subject to the Cooperative's guarantee included principal of $30 million and accrued interest of $9.7 million.

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

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management's current expectations and beliefs, all of which could be affected by the uncertainties and risk factors described below. The Cooperative's actual results could differ materially from those expressed or implied in the forward-looking statements. The risk factors that could impact the Cooperative include:

      o the Cooperative's ability to pay dividends is dependent upon, among other factors available cash, capital surplus and its future earnings. The Cooperative's principal use of available cash has been the payment of dividends on its Class A cumulative preferred stock and its non-cumulative preferred stock. The $10.0 million annual receipts under the Termination Agreement have been the principal source of cash for payment of dividends with the last installment under the Termination Agreement payable on April 1, 2007. The Limited Liability Company Agreement of Holdings LLC provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to make annual distributions to Holdings LLC, which can in turn be used by Holdings LLC to fund distributions to its common unit holders, including Pro-Fac. Many factors could affect whether such distributions are made in the future and the current financing arrangements of Birds Eye Foods with its senior lenders include a covenant which precludes such distributions without the permission of the senior lenders.

            Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made, Pro-Fac's Board of Directors has developed a business plan that assumes distributions will not be made under the Limited Liability Company Agreement to replace the $10.0 million annual source of cash under the Termination Agreement ending on April 1, 2007.

            On May 5, 2006, the Board determined, subject to all of the facts and circumstances at the relevant times, that it expects to declare a full quarterly dividend of $.43 per share of Class A cumulative preferred stock for payment in July 2006. Thereafter, the Board expects to declare dividends of $.21 per share of Class A cumulative stock for quarterly payments to be made in October 2006, January 2007, and April 2007. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its Class A cumulative preferred stock. To the extent that dividends on the Class A cumulative preferred stock are not paid or are not paid in full, the unpaid amounts cumulate and must be paid before any dividends may be paid on any other securities of Pro-Fac.

            The Board expects to declare the annual dividend of $1.50 per share on the Cooperative's non-cumulative preferred stock (a total of approximately $40,000) for payment in July 2006, and in accordance with the Cooperative's Certificate of Incorporation expects to set aside the proportionate share of the annual non-cumulative preferred stock dividend (expected to be approximately $15,000) for payment in July 2007, if, as expected, reduced quarterly dividend declarations are made in fiscal 2007 on the Class A cumulative preferred stock. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its non-cumulative preferred stock.

            The Board believes, taking into consideration the reduction and ultimate suspension of dividend payments on the Cooperative's preferred stock and borrowing capacity under Pro-Fac's Credit Agreement with Birds Eye Foods, that Pro-Fac will have sufficient sources of cash to fund its operations at least through the end of fiscal 2010, which the Board believes will provide time to monitor Pro-Fac's investment in Holdings LLC and explore other methods of raising cash. The declaration of any future dividends, including the expected declarations outlined above, are subject to Board action in advance of any such declaration based upon all of the facts and circumstances at each such time.

            While the Cooperative prepares its financial statements using generally accepted accounting principles, which are based primarily on historical cost, it determines its capital surplus under applicable state law. Under New York Law, capital surplus is the amount by which the fair value of the Cooperative's assets exceed the total of its liabilities and the par value of its capital stock. For the fiscal quarter ended March 25, 2006, the Cooperative's Board of Directors determined that capital surplus was available based upon evidence of the fair market value of the Cooperative's assets, including its investment in Holdings LLC. There can, however, be no assurance that the value of the Cooperative's assets, including its investment in Holdings LLC, will be sufficient to support a determination of capital surplus in the future. Absent sufficient capital surplus, the Cooperative will be prohibited from paying dividends. Factors that may influence the fair market value of the Cooperative's investment in Holdings LLC, include the financial condition and results of operations of Birds Eye Foods.

      o the value of the Cooperative's investment in Holdings LLC is also impacted by the rights and preferences of Holdings LLC's preferred units. The holders of Holdings LLC's preferred units have priority over the holders of Holdings LLC's common units with respect to, among other things, preferred returns on their investment in Holdings LLC. The Cooperative owns Class B common units of Holdings LLC. The preferred units accrue a preferred return equal to 15 percent per annum of the preferred unit holders' preferred capital contributions (less distributions, if any, made in respect of such preferred units), compounded quarterly. Holdings LLC has the option to redeem all, but not less than all, of its preferred units outstanding at a premium. At March 25, 2006, Holdings LLC had $235.4 million of preferred units issued and outstanding, including approximately $97.0 million of payments-in-kind dividends on such preferred units. Based on Holdings LLC's outstanding preferred units at March 25, 2006, and assuming that the preferred return is not paid and the preferred units are not redeemed, the preferred units would have an approximate future redemption value, including the compounded preferred return, as of the end of fiscal years as follows:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac's financial condition and results of operations in the third quarter and first nine months of fiscal 2006 as compared to the third quarter and first nine months of fiscal 2005. This section should be read in conjunction with Part I,
Item 1, Financial Statements of this Report.

                                    OVERVIEW

Since 1960, Pro-Fac has operated as a New York agricultural cooperative, owned and controlled by its members, to purchase, market, and sell crops grown by its member-growers, for the mutual benefit of its members. Only growers of crops marketed through Pro-Fac, or associations of such growers, can become members of Pro-Fac. Membership in Pro-Fac is evidenced by the ownership of Pro-Fac common stock. As of March 25, 2006, there were approximately 495 Pro-Fac members, consisting of individual growers or associations of growers, located principally in the states of New York, Delaware, Pennsylvania, Illinois, Michigan, Washington, Oregon, Nebraska and Florida. Crops marketed by Pro-Fac include fruits (cherries, apples, blueberries, and peaches), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, asparagus and potatoes) and popcorn. For the year ended June 25, 2005, Pro-Fac delivered crops with a commercial market value of approximately $65.1 million. Because Pro-Fac acts as an agent for its members in delivering crops, this activity is recorded on a net basis and no sales are reported.

Pro-Fac's primary sources of income are derived from payments received under the terms of the Termination Agreement with Birds Eye Foods and income it recognizes from its investment in Holdings LLC, using the equity method of accounting. Pro-Fac receives $10.0 million annually under the Termination Agreement through April 2007. Income or loss based on Pro-Fac's common equity interest in Holdings LLC, recorded under the equity method of accounting, varies depending on the operating results of Holdings LLC and the dividend requirements of Holdings LLC's preferred equity holders. Holdings LLC's operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary. To date, Holdings LLC has not made any cash distributions of its income. Pro-Fac's net losses for the three-month and nine-month periods ended March 25, 2006, are primarily a result of recording Pro-Fac's equity in the loss of Holdings LLC under the equity method of accounting.

    RESULTS OF OPERATIONS - THIRD QUARTER 2006 COMPARED TO THIRD QUARTER 2005

Equity in income of Holdings LLC: For the quarter ended March 25, 2006, the Cooperative recognized a loss of approximately $3.3 million from its investment in Holdings LLC, as compared to a loss of approximately $1.8 million in the third quarter of fiscal 2005. The change results primarily from a decrease in the net income of Holdings LLC and increases in the preferred return on Holdings LLC preferred units due to compounding of accrued payment-in-kind preferred dividends. Holdings' operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary. Birds Eye Foods is a voluntary filer with the Securities and Exchange Commission. Birds Eye Foods' periodic report equivalents are available at the SEC's website: www.sec.gov.

During the quarter ended March 25, 2006, Pro-Fac's recorded investment in Holdings LLC decreased by $4.1 million due to recording Pro-Fac's equity in the loss for common interests of Holdings LLC ($3.4 million), elimination of the portion of termination payments related to Pro-Fac's continuing indirect ownership of Birds Eye Foods ($0.8 million) and recording Pro-Fac's share of other comprehensive income items of Holdings, LLC ($0.1 million).

Gain from transaction with Birds Eye Foods and related agreements: In accordance with the Termination Agreement, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1 until the final payment which is due April 1, 2007.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage are recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining portion of payments received is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the third quarter of fiscal 2006 and the third quarter of fiscal 2005, Pro-Fac recognized approximately $1.2 million as additional gain from the receipt of termination payments ($2.0 million on each of January 1, 2006 and January 1, 2005).

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members and on its own behalf, which result in margin being earned by the Cooperative. The Cooperative earned a minimal amount of margin during the quarters ended March 25, 2006 and March 26, 2005.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.3 million for each of the quarters ended March 25, 2006 and March 26, 2005.

Income Taxes: On June 11, 2003, the Cooperative received notification from the Internal Revenue Service that effective August 19, 2002 the Cooperative would qualify for tax exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative's taxable income to zero for periods after August 19, 2002. At its March 2006 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage proceeds for the fiscal year ending June 24, 2006. As a result, the Cooperative recorded a tax provision of $409,000 during the three month period ended March 25, 2006, using its estimated annual effective tax rate applied to taxable income through March 25, 2006.

      RESULTS OF OPERATIONS - FIRST NINE MONTHS 2006 COMPARED TO FIRST NINE
                                   MONTHS 2005

Equity income from Holdings LLC: For the nine months ended March 25, 2006, the Cooperative recognized a loss of approximately $5.0 million from Holdings LLC, as compared to a loss of approximately $0.3 million in the fiscal 2005 period. The change results primarily from a decrease in the net income of Holdings LLC and increases in the preferred return on Holdings LLC preferred units due to compounding of cumulative preferred dividends.

In the nine months ended March 25, 2006, Birds Eye Foods reported a charge of $4.5 million (approximately $2.7 million, net of tax benefit) for payments to be provided and incurred in conjunction with the departure of Birds Eye Foods' former Chairman, President and Chief Executive Officer. Birds Eye Foods is a voluntary filer with the Securities and Exchange Commission. Birds Eye Foods' periodic report equivalents are available at the SEC's website: www.sec.gov.

During the nine months ended March 25, 2006, Pro-Fac's recorded investment in Holdings LLC decreased by $8.3 million due to recording Pro-Fac's equity in the loss for common interests of Holdings LLC ($5.0 million) and elimination of the portion of termination payments related to Pro-Fac's continueing indirect ownership of Birds Eye Foods ($3.3 million).

Gain from transaction with Birds Eye Foods, Inc. and related agreements: As part of the Transaction, Pro-Fac and Birds Eye Foods entered into the Termination Agreement, pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1 until the final payment which is due April 1, 2007.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's ownership percentage in Holdings LLC is recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining payments are recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the first nine months of both fiscal 2006 and fiscal 2005, Pro-Fac recognized approximately $4.8 million as gain from the Transaction.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members which result in margin being earned by the Cooperative. The Cooperative earned $0.3 million in margin during the nine months ended March 25, 2006. The Cooperative earned $0.2 million in margin during the nine months ended March 26, 2005.

Selling, administrative, and general expenses: Selling, administrative, and general expenses totaled $0.9 and $1.0 million for the nine months ended March 25, 2006 and March 26, 2005, respectively.

Income Taxes: On June 11, 2003, the Cooperative received notification from the Internal Revenue Service that effective August 19, 2002 the Cooperative would qualify for tax exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative's taxable income to zero for periods after August 19, 2002. At its March 2006 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage proceeds for the fiscal year ending June 24, 2006. As a result, the Cooperative recorded a tax provision of $409,000 during the three month period ended March 25, 2006, using its estimated annual effective tax rate applied to taxable income through March 25, 2006.

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

Pro-Fac markets and sells its members' crops to food processors, including Birds Eye Foods. Under the provisions of Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross Versus Net as an Agent", subsequent to the Transaction, the Cooperative records crop delivery activity among Birds Eye Foods and other customers, itself and its members on a net basis. For transactions in which Pro-Fac acts as a principal rather than an agent, sales and cost of sales are reported. This type of transaction is not significant.

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

Net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, has been used to pay Pro-Fac's operating expenses as well as its quarterly dividends on its preferred stock and to fund repurchases of its common stock. Dividends on Pro-Fac's preferred stock were $8.3 million and $8.1 million in fiscal 2005 and 2004, respectively.

The final installment payment of $2.0 million to Pro-Fac under the Termination Agreement will be received on April 1, 2007. Pro-Fac's primary source of cash through and including August 19, 2007 is the $10.0 million payable annually to Pro-Fac by Birds Eye Foods pursuant to the Termination Agreement. Pro-Fac's other principal source of cash is the CMV payments made to it by Birds Eye Foods and other customers for crops sold pursuant to the Amended and Restated Marketing and Facilitation Agreement and other supply agreements. Although CMV payments are considered a potential source of cash to Pro-Fac, with the exception of the Board's decision to deduct 1 percent of CMV otherwise payable to its grower-members for crops delivered in fiscal years 2003 and 2004, Pro-Fac has typically paid 100 percent of CMV to its member-growers for crops delivered and did so in fiscal 2005. Since such CMV payments are approximately equal to the cash Pro-Fac receives from its customers for its raw products, CMV payments are not a significant source of available cash from which Pro-Fac can pay operating expenses and quarterly dividends.

As stated above, Pro-Fac's current primary source of cash is its receipts under the Termination Agreement. The $10.0 million is paid annually to Pro-Fac in quarterly installments as follows: $4.0 million on July 1 and $2.0 million each on October 1, January 1, and April 1. The final installment under the Termination Agreement will be paid on April 1, 2007. Subsequent to August 19, 2007 and prior to any sale (or dissolution) of Holdings LLC, the Limited Liability Company Agreement of Holdings LLC provides that, subject to the restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units, including Pro-Fac. Many factors could affect whether such distributions are made in the future and the current financing arrangements of Birds Eye Foods with its senior lenders include a covenant which precludes such distributions from Birds Eye Foods to Holdings, LLC without the permission of the senior lenders.

Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. Because Pro-Fac has no control over the determination of whether such distributions will be made, Pro-Fac's Board of Directors has developed a business plan that assumes distributions will not be made under the Limited Liability Company Agreement to replace the $10.0 million annual source of cash under the Termination Agreement ending on April 1, 2007.

On May 5, 2006, the Board determined, subject to all of the facts and circumstances at the relevant times, that it expects to declare a full quarterly dividend of $.43 per share of Class A cumulative preferred stock for payment in July 2006. Thereafter, the Board expects to declare dividends of $.21 per share of Class A cumulative stock for quarterly payments to be made in October 2006, January 2007, and April 2007. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its Class A cumulative preferred stock. To the extent that dividends on the Class A cumulative preferred stock are not paid or are not paid in full, the unpaid amounts cumulate and must be paid before any dividends may be paid on any other securities of Pro-Fac.

The Board expects to declare the annual dividend of $1.50 per share on the Cooperative's non-cumulative preferred stock (a total of approximately $40,000) for payment in July 2006, and in accordance with the Cooperative's Certificate of Incorporation expects to set aside the proportionate share of the annual non-cumulative preferred stock dividend (expected to be approximately $15,000) for payment in July 2007, if, as expected, reduced quarterly dividend declarations are made in fiscal 2007 on the Class A cumulative preferred stock. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its non-cumulative preferred stock.

The Board believes, taking into consideration the reduction and ultimate suspension of dividend payments on the Cooperative's preferred stock and borrowing capacity under Pro-Fac's Credit Agreement with Birds Eye Foods, that Pro-Fac will have sufficient sources of cash to fund its operations at least through the end of fiscal 2010, which the Board believes will provide time to monitor Pro-Fac's investment in Holdings LLC and explore other methods of raising cash. The declaration of any future dividends, including the expected declarations outlined above, are subject to Board action in advance of any such declaration based upon all of the facts and circumstances at each such time.

Although Pro-Fac is attempting to increase revenue through expanding its customer base and the types of products and/or services it offers, the actual amount of available cash that may be generated from Pro-Fac's expanded operations depends upon how successful Pro-Fac is in this effort, including controlling any associated costs. For the nine months ended March 25, 2006 and March 26, 2005, Pro-Fac generated $0.3 million and $0.2 million, respectively, in margin from sales of product to customers other than Birds Eye Foods. Any available cash generated from expanded products and/or services offerings by Pro-Fac is currently anticipated to be a secondary source of cash, and is not expected to provide a significant amount of available cash to fund Pro-Fac's operating expenses or dividend payments.

In addition to the cash payments to Pro-Fac pursuant to the Termination Agreement, Pro-Fac has available up to $1.0 million per year, until August 19, 2007, under the Credit Agreement with Birds Eye Foods, and up to $2.0 million under an annually renewable line of credit from M&T Bank, as discussed below. The current agreement with M&T Bank expires on September 30, 2006.

The Cooperative may borrow up to $2.0 million under the M&T Line of Credit. Principal amounts borrowed under the M&T Line of Credit bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. Pro-Fac's obligations under the M&T Line of Credit are secured by a security interest granted to M&T in substantially all of Pro-Fac's assets, excluding Pro-Fac's Class B common units owned in Holdings LLC. The collateral does include any distributions made to Pro-Fac by Holdings LLC in respect of Pro-Fac's Class B common units and cash payments made by Birds Eye Foods to the Cooperative. At March 25, 2006 and June 25, 2005, there was no balance outstanding under the M&T Line of Credit.

Under the Transitional Services Agreement, Birds Eye Foods provided Pro-Fac certain administrative and other services until August 19, 2004. Since the termination of the Transition Services Agreement, Pro-Fac pays for the services previously provided under the Transition Services Agreement, including salary, administrative and other expenses.

Net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, has been used to pay Pro-Fac's operating expenses as well as to pay dividends on its capital stock and fund repurchases of its common stock.

A discussion of "Consolidated Statement of Cash Flows" for the nine months ended March 25, 2006 follows:

Net cash used in operating activities of $1.3 million for the first nine months of fiscal 2006 primarily represents the timing of cash receipts from customers other than Birds Eye Foods and related cash payments to member-growers.

Net cash provided by investing activities for the first nine months of fiscal 2006 was $8.0 million related to the receipt by the Cooperative of $8.0 million from Birds Eye Foods under the Termination Agreement.

Net cash used in financing activities includes dividends paid ($6.3 million) by the Cooperative during the nine months ended March 25, 2006.

Pursuant to a directive of the Cooperative's Board of Directors in 2003, dividends will not be paid on the Cooperative's common stock for an indefinite period of time. Further, at its January 2006 meeting, the Pro-Fac Board of Directors extended its moratorium on Pro-Fac's repurchase of shares of common stock from member-growers to apply to all potential repurchases except for approximately $9,000 of common stock repurchased in April 2006 under policies in effect prior to the January 2006 change. In the future, Pro-Fac will not repurchase shares of Pro-Fac common stock unless approved by the Board of Directors on a case-by-case basis.

The Board believes, taking into consideration the reduction and ultimate suspension of dividend payments on the Cooperative's preferred stock and borrowing capacity under Pro-Fac's Credit Agreement with Birds Eye Foods, that Pro-Fac will have sufficient sources of cash to fund its operations at least through the end of fiscal 2010. Pro-Fac's ability to fund its cash requirements will depend on Pro-Fac's future operations, performance and cash flow, and is subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond Pro-Fac's control. For a discussion of factors that could impact Pro-Fac's future operations, performance and cash flow, including its decision to reduce and ultimately suspend the payment of dividends, see "Cautionary Statement on Forward-Looking Statements and Risk Factors" in Part 1, Item 1 of this Report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Transaction, Pro-Fac is subject to interest rate fluctuations related to borrowings under the M&T Line of Credit. Amounts borrowed bear interest at the prime rate plus 75 basis points. The M&T prime rate and, therefore, the interest payable by Pro-Fac on principal borrowed under the M&T Line of Credit, is subject to change by M&T. At March 25, 2006, no amount was outstanding under the M&T Line of Credit. See "NOTE 3. Debt" in the "Notes to Condensed Financial Statements" included in Part I, Item 1 and Item 2 under the heading "Liquidity and Capital Resources" for a description of the terms of the M&T Line of Credit.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Pro-Fac's Principal Executive and Principal Financial Officer concluded that Pro-Fac's disclosure controls and procedures as of March 25, 2006 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in Pro-Fac's internal control over financial reporting identified during the quarter ended March 25, 2006, that materially affected, or are reasonably likely to materially affect, Pro-Fac's internal control over financial reporting.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

The information called for by this Item is disclosed in NOTE 5. "Other Matters - Legal Matters" under "Notes to Condensed Financial Statements" in Part I, Item 1 of this Form 10-Q, and is incorporated herein by reference in answer to this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 9, 2006, the Cooperative issued 1,463 shares of its Class A cumulative preferred stock (valued at $36,575 based on a liquidation value per share of $25) in exchange for shares of its non-cumulative preferred stock, on a share-for-share basis. Such exchanges are exempt from registration under section 3(a)(9) of the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The regional annual membership meetings for the members of Pro-Fac were held as follows:

                Date         Region/District          City/State
         -----------------   ---------------   -----------------------

         February 8, 2006      I/1 and I/2     Rochester, New York
         February 15, 2006         III         Columbus, Nebraska
         February 16, 2006         IV          Algona, Washington
         February 27, 2006         I/3         Johnstown, Pennsylvania
         February 28, 2006        II/1         Holland, Michigan
         March 1, 2006            II/2         Havana, Illinois

         (b) Peter Call, Robert DeBadts, Steven Koinzan, Allan Overhiser and Darell Sarff were re-elected directors for a three-year term as a result of the elections at the regional meetings held in February and March 2006. The following is a list of the remaining directors whose terms of office continued after the regional annual meetings.

                      Name                        Term Expires
                      -----------------           ------------

                      Charles Altemus                 2007
                      Dale Burmeister                 2007
                      Kenneth Dahlstedt               2007
                      James Vincent                   2007
                      Bruce Fox                       2008
                      Kenneth Mattingly               2008
                      Paul Roe                        2008

         (c) The only matter submitted to the Cooperative's members for action at the regional annual meetings was the election of directors. Following are the voting results from the regional meetings:

                               Votes Cast For        Votes Cast Against
                               --------------        ------------------

         Peter Call                  65                       0
         Robert DeBadts              39                       0
         Steven Koinzan              11                       0
         Allan Overhiser             61                       0
         Darell Sarff                 8                       0

         At the Board's March 22, 2006 meeting, William J. Lipinski was appointed by the Pro-Fac Board of Directors, consistent with the Cooperative's Bylaws, to serve as a director of the Cooperative. Mr. Lipinski replaces director James A. Pierson, whose term expired on March 22, 2006. In addition, Messrs. Cornelius D. Harrington and Frank
         M. Stotz were reappointed to the Board and will continue to serve, together with Mr. Lipinski, as members of Pro-Fac's Audit Committee. Mr. Lipinski will also serve on Pro-Fac's Executive and Compensation Committee.

ITEM 6.  EXHIBITS

       Exhibits

       Exhibit Number                          Description
       --------------    -------------------------------------------------------

          *10.1 Extension and Amendment to Employment Agreement between Pro-Fac and Stephen R. Wright dated March 23, 2006.

          *10.2 Summary of Compensation Arrangements for the Cooperative's Directors, amended as of March 23, 2006.

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

           * Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PRO-FAC COOPERATIVE, INC.

Date: May 8, 2006                  BY:            /s/ Stephen R. Wright
                                         ---------------------------------------
                                            General Manager, Chief Executive
                                            Officer, Chief Financial Officer
                                                      and Secretary
                                           (On Behalf of the Registrant and as
                                               Principal Executive Officer
                                            Principal Financial Officer, and
                                              Principal Accounting Officer)