Form 10-K
period 2006-06-24
PRO-FAC COOPERATIVE INC
filed 2006-09-20
CIK 202932

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------
                                    Form 10-K
                                   ----------

                                  ANNUAL REPORT
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                     For the Fiscal Year Ended June 24, 2006

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

               For the Transition Period from          to
                                              --------    --------

                         Commission File Number 0-20539

                            PRO-FAC COOPERATIVE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              New York                                     16-6036816
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                    Identification Number)

             590 Willow Brook Office Park, Fairport, NY    14450
            (Address of Principal Executive Offices)       (Zip Code)

       Registrant's telephone number, including area code: (585) 218-4210
          Securities Registered Pursuant to Section 12(b) of the Act:

          Title of each class                    Name of each exchange on which registered
  Class A Cumulative Preferred Stock                     The Nasdaq Stock Market LLC
  Liquidation Preference $25.00/Share
  Par Value $1.00/Share

        Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                         YES          NO   X
                                                             --------   --------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                         YES          NO   X
                                                             --------   --------

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

                          YES       X       NO
                                 -------          -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer          Accelerated filer          Non-accelerated filer   X
                        -----                      -----                          -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                         YES          NO   X
                                                             --------   --------

     Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 23, 2005

                            Common Stock: $8,855,480

        (Based upon par value of shares since there is no market for the registrant's common stock)

       Number of shares of common stock outstanding at September 15, 2006:
                             Common Stock: 1,769,543


                                 1 of 63 Pages

                   FORM 10-K ANNUAL REPORT - Fiscal Year 2006
                            PRO-FAC COOPERATIVE, INC.
                                TABLE OF CONTENTS

                                                                                                                PAGE
Cautionary Statement on Forward-Looking Statements and Risk Factors.........................................      3

                           PART I

ITEM  1.    Description of Business
                General Development of Business.............................................................      5
                Narrative Description of Business...........................................................     10
ITEM 1A.    Risk Factors....................................................................................     12
ITEM 1B.    Unresolved Staff Comments.......................................................................     12
ITEM  2.    Properties......................................................................................     12
ITEM  3.    Legal Proceedings...............................................................................     12
ITEM  4.    Submission of Matters to a Vote of Security Holders.............................................     12

                           PART II

ITEM  5.    Market for Registrant's Common Equity, Related Stockholder Matters
            and Issuer Purchases of Equity Securities.......................................................     12
ITEM  6.    Selected Financial Data.........................................................................     14
ITEM  7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........     15
ITEM  7A.   Quantitative and Qualitative Disclosures about Market Risk......................................     21
ITEM  8.    Financial Statements and Supplementary Data.....................................................     22
ITEM  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............     40
ITEM  9A.   Controls and Procedures.........................................................................     40
ITEM  9B.   Other Information...............................................................................     40

                          PART III

ITEM 10.    Directors and Executive Officers of the Registrant..............................................     41
ITEM 11.    Executive Compensation..........................................................................     43
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
            Matters.........................................................................................     45
ITEM 13.    Certain Relationships and Related Transactions..................................................     47
ITEM 14.    Principal Accountant Fees and Services..........................................................     48

                           PART IV

ITEM 15.    Exhibits and Financial Statement Schedules......................................................     49
            Signatures......................................................................................     52

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

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management's current expectations and beliefs, all of which could be affected by the uncertainties and risk factors described below. The Cooperative's actual results could differ materially from those expressed or implied in the forward-looking statements. The risk factors that could impact the Cooperative include:

     o the Cooperative's ability to pay dividends is dependent upon, among other factors available cash, capital surplus and its future earnings. The Cooperative's principal use of available cash has been the payment of dividends on its Class A cumulative preferred stock and its non-cumulative preferred stock. The $10.0 million annual receipts under the Termination Agreement have been the principal source of cash for payment of dividends with the last installment under the Termination Agreement payable on April 1, 2007. Pro-Fac and Vestar, together with others, including Mr. Wright, Pro-Fac's General Manager, Chief Executive Officer and Chief Financial Officer, are parties to a limited liability company agreement dated August 19, 2002 (as amended from time to time, the "Limited Liability Company Agreement") that contains terms and conditions relating to the management of Birds Eye Holdings LLC, a Delaware limited liability company ("Holdings LLC"), and its subsidiaries (including Birds Eye Foods, Inc., an indirect, wholly-owned subsidiary), the distribution of profits and losses and the rights and limitations of members of Holdings LLC. Pro-Fac owns Class B common units in and is a member of Holdings LLC. The Limited Liability Company Agreement of Holdings LLC provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to make annual distributions to Holdings LLC, which can in turn be used by Holdings LLC to fund distributions to its common unit holders, including Pro-Fac. Many factors could affect whether such distributions are made in the future and the current financing arrangements of Birds Eye Foods with its senior lenders include a covenant which precludes such distributions without the permission of the senior lenders.

          Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made. Pro-Fac's Board of Directors has developed a business plan that assumes distributions will not be made under the Limited Liability Company Agreement to replace the $10.0 million annual source of cash under the Termination Agreement ending on April 1, 2007.

          On May 5, 2006, the Board determined, subject to all of the facts and circumstances at the relevant times, that it expected to declare a full quarterly dividend of $.43 per share of Class A cumulative preferred stock for payment in July 2006. This dividend was declared in June 2006 and paid in July 2006. Thereafter, the Board expects to declare dividends of $.21 per share of Class A cumulative stock for quarterly payments to be made in October 2006, January 2007, and April 2007. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on Pro-Fac's Class A cumulative preferred stock. To the extent that dividends on the Class A cumulative preferred stock are not paid or are not paid in full, the unpaid amounts cumulate and must be paid before any dividends may be paid on any other securities of Pro-Fac.

          In June 2006 the Board declared the annual dividend of $1.50 per share on the Cooperative's non-cumulative preferred stock (a total of approximately $40,000) which was paid in July 2006, and in accordance with the Cooperative's Certificate of Incorporation expects to set aside the proportionate share of the annual non-cumulative preferred stock dividend (expected to be approximately $15,000) for payment in July 2007, if, as expected, reduced quarterly dividend declarations are made in fiscal 2007 on the Class A cumulative preferred stock. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its non-cumulative preferred stock.

          The Board believes, taking into consideration the reduction and ultimate suspension of dividend payments on the Cooperative's preferred stock and borrowing capacity under Pro-Fac's Credit Agreement with Birds Eye Foods, that Pro-Fac will have sufficient sources of cash to fund its operations at least through the end of fiscal 2010, which the Board believes will provide time to monitor Pro-Fac's investment in Holdings LLC and explore other sources of cash. The declaration of any future dividends, including the expected declarations outlined above, are subject to Board action in advance of any such declaration based upon all of the facts and circumstances at each such time.

          While the Cooperative prepares its financial statements using generally accepted accounting principles, which are based primarily on historical cost, it determines its capital surplus under applicable state law. Under New York Law, capital surplus is the amount by which the fair value of the Cooperative's assets exceed the total of its liabilities and the par value of its capital stock. For the fiscal quarter ended June 24, 2006, the Cooperative's Board of Directors determined that capital surplus was available based upon evidence of the fair market value of the Cooperative's assets, including its investment in Holdings LLC. There can, however, be no assurance that the value of the Cooperative's assets, including its investment in Holdings LLC, will be sufficient to support a determination of capital surplus in the future. Absent sufficient capital surplus, the Cooperative will be prohibited from paying dividends. Factors that may influence the fair market value of the Cooperative's investment in Holdings LLC include the financial condition and results of operations of Birds Eye Foods.

     o the value of the Cooperative's investment in Holdings LLC is also impacted by the rights and preferences of Holdings LLC's preferred units. The holders of Holdings LLC's preferred units have priority over the holders of Holdings LLC's common units with respect to, among other things, preferred returns on their investment in Holdings LLC. The Cooperative owns Class B common units of Holdings LLC. The preferred units accrue a preferred return equal to 15 percent per annum of the preferred unit holders' preferred capital contributions (less distributions, if any, made in respect of such preferred units), compounded quarterly. Holdings LLC has the option to redeem all, but not less than all, of its preferred units outstanding at a premium. At June 24, 2006, Holdings LLC had $244.7 million of preferred units issued and outstanding, including approximately $105.9 million of payments-in-kind dividends on such preferred units. Based on Holdings LLC's outstanding preferred units at June 24, 2006, and assuming that the preferred return is not paid and the preferred units are not redeemed, the preferred units would have an approximate future redemption value, including the compounded preferred return, as of the end of fiscal years as follows:

                              (Dollars in Millions)

                            2007              $ 283.5
                            2008                328.5
                            2009                380.6
                            2010                441.0

     o In the first quarter of fiscal 2007, Birds Eye Foods announced its intention to sell or close five of its production facilities and to close its Watsonsville, California facility as part of its decision to exit from the vast majority of its non-branded frozen business. As explained in this Report, Pro-Fac records its investment in Holdings LLC under the equity method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Report, and in "NOTE
          1. Description of Business and Summary of Significant Accounting Policies - Investment in Birds Eye Holdings, LLC" in the Notes to Financial Statements included in Part II, Item 8 of this Report. Under the equity method of accounting, Pro-Fac records its share of the net profit or loss of Holdings LLC based on its ownership percentage. At June 24, 2006, Pro-Fac owned approximately 40% of the common units of Holdings LLC. In its press release dated July 25, 2006, Birds Eye Foods indicated that it expected to incur employee termination benefits, environmental remediation costs associated with facility closures and sales, accelerated depreciation, inventory markdowns, contract and lease termination costs and other exit costs, including asset impairment charges. In its Form 10-K Equivalent for the fiscal year ended June 24, 2006, Birds Eye Foods disclosed that the closure of the Watsonville facility will result in Birds Eye Foods incurring approximately $3.5 million for employee termination benefits during fiscal 2007, a pension withdrawal liability of approximately $1.0 million to $1.5 million, and a non-cash charge in the first quarter of fiscal 2007 of approximately $5.0 million to $6.0 million related to tangible personal property at that facility. Birds Eye Foods also disclosed that it expects to take additional cash and non-cash accounting charges and incur asset impairment charges related to its facilities sales and/or closings which Birds Eye Foods is currently unable to estimate individually or in the aggregate. Pro-Fac's financial condition and results of operations will be directly affected by Pro-Fac's recording of its 40% share of the impact of Birds Eye Foods' decision to sell or close its facilities on Birds Eye Foods' financial condition and results of operations.

          Two of the facilities identified for sale or closure are Birds Eye Foods' processing facilities located in Oakfield and Bergen, New York. Any facility not sold after its current production season will be closed between October 2006 and June 2007. Pro-Fac's New York member-growers supply snap beans, corn, peas, carrots, and squash to these New York processing facilities. In fiscal year 2006, Pro-Fac supplied raw product with a commercial market value of approximately $22.0 million to these New York facilities, representing approximately 34 percent of the total commercial market value ("CMV") of raw product sold to all Pro-Fac customers and approximately 44 percent of the total CMV of raw product supplied to Birds Eye Foods in fiscal year 2006. There can be no assurance at this time that the facilities will continue to operate or that the Cooperative's members will be able to continue supplying raw product to those facilities. The Cooperative acts as an agent of its member-growers in the marketing and sale transactions with Birds Eye Foods and, therefore, records this activity on a net basis. Further, Pro-Fac has typically paid 100 percent of amounts received from customers, including Birds Eye Foods, to its member-growers.


PART I

ITEM 1. DESCRIPTION OF BUSINESS


                         GENERAL DEVELOPMENT OF BUSINESS

Pro-Fac Cooperative, Inc. is an agricultural cooperative corporation formed in 1960 under the Cooperative Corporation Laws of New York to process and market crops grown by its members. Crops marketed by Pro-Fac include fruits (cherries, apples, blueberries, and peaches), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, asparagus and potatoes) and popcorn. Only growers of crops marketed through Pro-Fac (or associations of such growers) can become members of Pro-Fac. A grower becomes a member of Pro-Fac through the purchase of common stock. Pro-Fac members deliver raw product for sale and processing at the facilities of Birds Eye Foods and other Pro-Fac customers. Birds Eye Foods is a producer and marketer of processed food products and, until consummation of the Transaction on August 19, 2002 described below, a wholly-owned subsidiary of Pro-Fac. As of June 24, 2006, there were approximately 490 Pro-Fac members, consisting of individual growers or associations of growers, located principally in the states of New York, Delaware, Pennsylvania, Illinois, Michigan, Washington, Oregon, Iowa, Nebraska and Florida.

In the fourth quarter of 2006, Pro-Fac's Board of Directors announced the development of a business plan for the future operations of the Cooperative that assumes no distributions will be made to Pro-Fac under the Limited Liability Company Agreement with Holdings LLC. Accordingly, the Board of Directors is not currently developing or implementing operating strategies for the Cooperative that assume the $10.0 million annual receipts under the Termination Agreement, with the last installment of $2.0 million payable on April 1, 2007, will be replaced. Consistent with the Board's operational assumptions, on May 5, 2006, the Board determined, subject to all of the facts and circumstances at the relevant times, that, with respect to the Cooperatives' Series A cumulative preferred stock it expected to declare a full quarterly dividend of $.43 per share of Class A cumulative preferred stock for payment in July 2006; that, thereafter, the Board expected to declare dividends of $.21 per share of Class A cumulative stock for quarterly payments to be made in October 2006, January 2007, and April 2007; and, beginning with the quarter ending in June 2007, the Board expected to suspend in full the declaration and payment of dividends on its Class A cumulative preferred stock; and that, with respect to the Cooperative's non-cumulative preferred stock; it expected to declare the annual dividend of $1.50 per share of non-cumulative preferred stock for payment in July 2006 and, in accordance with the Cooperative's Certificate of Incorporation, expected to set aside the proportionate share of the annual non-cumulative preferred stock dividend (expected to be approximately $15,000) for payment in July 2007, if, as expected, reduced quarterly dividend declarations are made in fiscal 2007 on the Cooperative's Class A cumulative preferred stock; and, beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its non-cumulative preferred stock.

In June 2006, the Pro-Fac Board of Directors did declare a dividend of $.43 per share of Class A cumulative preferred stock and a dividend of $1.50 per share of non-cumulative preferred stock. These dividends were paid in July 2006.

The Cooperative's Class A cumulative preferred stock began trading on The Nasdaq Capital Market on June 29, 2006 under the stock symbol: PFACP. Prior to June 29, 2006, the Cooperative's Class A cumulative preferred stock was traded on the Nasdaq's National Market system. The Cooperative applied to transfer the listing of its Class A cumulative preferred stock to The Nasdaq Capital Market after receipt of a letter dated June 5, 2006 from the Listing Qualifications Department of The Nasdaq Stock Market. The June 5, 2006 letter advised that the market value of the Cooperative's Class A cumulative preferred stock did not comply with the minimum $50 million market value of listed securities requirement for continued listing on the Nasdaq National Market, and further advised that if the Cooperative did not demonstrate compliance by July 5, 2006, the Cooperative would no longer qualify for continued listing on the Nasdaq National Market. Pro-Fac's application to transfer the listing of its Class A cumulative preferred stock from the Nasdaq National Market System to The Nasdaq Capital Market was approved on June 27, 2006.

Pro-Fac member-growers are paid their allocable share of the Cooperative's patronage income for crops delivered by them to Pro-Fac. Pro-Fac's patronage income equals the Cooperative's gross receipts derived from sources that under law qualify as patronage income, including income from the sale of raw products and all income from other patronage sources, less Pro-Fac's expenses attributable to the production of patronage income. Pro-Fac's expenses attributable to the production of patronage income, as previously defined, include overhead, interest, dividends on capital stock, maintenance, depreciation, obsolescence, bad debts, taxes and other proper costs, all as determined by the Cooperative's Board of Directors. Each member's pro rata share of the patronage proceeds is determined annually based upon each member's share of the year's total commercial market value ("CMV"). Commercial market value is the weighted average price paid by commercial processors for the same or similar crops, used for the same or similar purposes, in the same or similar marketing areas. In any year in which patronage proceeds exceed CMV, the members will be paid or allocated their pro rata portion of the excess patronage income. Similarly, if in any year the patronage proceeds are less than CMV, then the CMV paid to each member as the purchase price for his crop shall be reduced by his share of the loss for the year. The Cooperative's bylaws require it to pay or allocate to each member his pro rata share of patronage income within 8 1/2 months after the end of the Cooperative's fiscal year, unless the Cooperative's Board of Directors takes action in accordance with its bylaws to withhold all or a portion of patronage income. A portion of the patronage income payable to Pro-Fac's members may be retained by the Cooperative for use as working capital or for other general corporate purposes. Retained patronage income is characterized as qualified retains.

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

Pro-Fac's management believes a summary background of the relationship between Pro-Fac and Birds Eye Foods prior to the closing of the Transaction is useful in understanding the impact of the Birds Eye Foods relationship on Pro-Fac's current business. On November 3, 1994, Pro-Fac acquired Birds Eye Foods and, upon consummation of that acquisition, Pro-Fac and Birds Eye Foods entered into a marketing and facilitation agreement (the "Marketing and Facilitation Agreement"), which governed the crop supply and purchase relationship between Pro-Fac and Birds Eye Foods. Under that agreement, Pro-Fac provided crops and financing to Birds Eye Foods, Birds Eye Foods provided marketing and management to Pro-Fac and Pro-Fac shared in the profits and losses of Birds Eye Foods. The terms of the Marketing and Facilitation Agreement provided for the payment by Birds Eye Foods to Pro-Fac of the CMV for all crops supplied by Pro-Fac. CMV is the weighted average price paid by other commercial processors for similar crops sold under preseason contracts and in the open market in the same or competing market area.

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

(iii) Immediately following Pro-Fac's contribution of its shares of Birds Eye Foods common stock to Holdings LLC, Holdings LLC contributed those shares to Birds Eye Holdings Inc., ("Holdings Inc.") a Delaware corporation and a direct, wholly-owned subsidiary of Holdings LLC. As a result, Birds Eye Foods became an indirect, wholly-owned subsidiary of Holdings LLC; and

(iv) Certain Birds Eye Foods management members including Stephen R. Wright, then the General Manager and Secretary of Pro-Fac, entered into subscription agreements with Holdings LLC to acquire (using a combination of cash and promissory notes issued to Holdings LLC) an aggregate of approximately $1.3 million of Class C common units and Class D common units of Holdings LLC, representing approximately 3.04 percent of the common equity ownership at the Closing Date. Mr. Wright, together with the other members of Birds Eye Foods management who are owners of Holdings LLC common units, Pro-Fac and Vestar, are parties to a Securityholders Agreement and a Limited Liability Company Agreement which agreements are described below in this discussion of the "General Development of Business".

In connection with the Transaction, certain parties to the Transaction, including Pro-Fac and/or Birds Eye Foods, entered into several agreements effective as of the Closing Date, including the following:

(i) Termination Agreement: Pro-Fac and Birds Eye Foods entered into a letter agreement dated as of the Closing Date (the "Termination Agreement"), pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated and, in consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable to the Cooperative in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1 with the last payment due April 1, 2007.

Payments under the Termination Agreement are considered additional consideration related the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage is recorded as a reduction of Pro-Fac's investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the transaction with Birds Eye Foods in the period it is received. Accordingly, in each of fiscal 2006 and fiscal 2005, Pro-Fac recognized approximately $6.0 million as gain from transaction with Birds Eye Foods.

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

Unless terminated earlier, the Amended and Restated Marketing and Facilitation Agreement will continue in effect until August 19, 2012. Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement prior to August 19, 2012 upon the occurrence of certain events, including in connection with a change in control transaction affecting Birds Eye Foods or Holdings Inc. Birds Eye Foods can terminate the Amended and Restated Marketing and Facilitation Agreement as a result of a change in control transaction without payment of a termination fee. Also, Birds Eye Foods can sell portions of its business and the volumes of crop purchases by Birds Eye Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

On July 25, 2006, Birds Eye Foods announced its intention to exit from the vast majority of its non-branded frozen business. As part of the strategy, the New York processing facilities of Birds Eye Foods located in Oakfield and Bergen, which are supplied by Pro-Fac member-growers, will be sold or, if not sold after the particular facility's current production season, closed between October 2006 and June 2007. Under the Amended and Restated Marketing and Facilitation Agreement entered into with Birds Eye Foods on August 19, 2002, the Pro-Fac member-growers supply snap beans, corn, peas, carrots, and squash to these facilities. For the year ended June 24, 2006, Pro-Fac supplied raw product with a total CMV of approximately $22.0 million to these processing facilities, representing approximately 34 percent of total raw product supplied to all Pro-Fac customers and approximately 44 percent of the CMV of raw product supplied to Birds Eye Foods. Although the supply agreements for these facilities are assignable by Birds Eye Foods to a new operator or operators of these facilities, there can be no assurance that a new operator or operators will be identified, or that a new operator or operators will choose to assume the existing agreements or enter into a replacement supply agreement or agreements with Pro-Fac. As such, it is possible that the Cooperative will no longer have an outlet to which its member-growers can supply vegetables in New York.

In its Form 10-K Equivalent for the fiscal year ended June 24, 2006, Birds Eye Foods disclosed that it anticipates that it will not satisfy crop purchase obligations under the Amended and Restated Marketing and Facilitation Agreement for the 2007 and 2008 growing seasons, and will therefore be required to make shortfall payments to Pro-Fac in July 2008 and July 2009.

(iii) Credit Agreement. Birds Eye Foods and Pro-Fac entered into a credit agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility"). The Credit Agreement expires on August 19, 2007, and permits Pro-Fac to draw down up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Amounts borrowed under the Credit Facility bear interest at 10 percent per annum. For additional information about the Credit Agreement and the terms of the Credit Facility, see "NOTE 3. Long-Term Debt" under "Notes to Financial Statements" in Part II, Item 8 of this Report.

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

     o third, 100 percent to the holders of Class A common units, Class B common units, Class C common units, and Class E common units, pro rata, until each such unit holder's unreturned common capital contribution has been reduced to zero; and

     o fourth, after the holders of Class A common units, Class B common units, Class C common units and Class E common units have been paid their unreturned common capital contributions, the balance of distributable assets, if any, will be distributed to the holders of Class A common units, Class B common units, Class C common units, Class D common units and Class E common units. The amount distributable to such holders is determined based upon the number of Class C common units and Class D common units outstanding and upon whether certain performance hurdles have been satisfied. As the various performance hurdles are satisfied, the percentage of any remaining distributable assets distributable to the holders of Class A common units, Class B common units and Class E common units decreases from approximately 95 percent to approximately 87 percent, the percentage of remaining distributable assets distributable to the holders of Class C common units decreases from approximately 2.3 percent to 2.1 percent and the percentage of remaining distributable assets distributable to the holders of Class D common units increases from approximately 2.6 percent to approximately 10.54 percent.

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

The Limited Liability Company Agreement further provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from the operations of Birds Eye Foods, which Holdings LLC will then distribute, notwithstanding the "first", "second" and "third" tier distribution preferences described above, to the holders of its Class A common units, Class B common units, Class C common units, Class D common units and Class E common units in accordance with the "fourth" distribution tier as if no performance hurdle has been satisfied. Further, upon the occurrence of certain specified events, including the sale of Holdings LLC, and at any time after August 19, 2010, the holders of preferred units are entitled, at their option, to have their preferred units redeemed and, further, Holdings LLC may, at its option, at any time redeem the preferred units.

Further, under the Limited Liability Company Agreement, the management committee of Holdings LLC is authorized to issue up to 16,000 Class C common units and up to 16,000 Class D common units. The Limited Liability Company Agreement further provides that the holders of a majority of the total voting power of the outstanding Class A, Class B and Class E common units can cause Holdings LLC to create and issue additional units, provided no such issuance would adversely affect the relative economic rights of the holders of Class A, Class B, Class C and Class D common units and further subject to the amendment provisions of the Limited Liability Company Agreement. The Limited Liability Company Agreement provides, in part, that the management committee of Holdings LLC can amend the Limited Liability Company Agreement to provide for the issuance of any other type of preferred unit, whether of an existing or new class, with the consent of the preferred unit holders, and to provide for the issuance of any other class of units or other securities, with the consent of each unit holder, if any, who would be adversely affected by such issuance as to any such unit holder's limited liability or as to the alteration of any such unit holder's rights to receive allocations or distributions unless such alterations of rights are in connection with a debt or equity financing, a restructuring, a recapitalization or other transaction in which Holdings LLC will receive an investment or contribution to its capital or in connection with the issuance of equity to employees or directors of Holdings LLC, its subsidiaries or to third party lenders. The issuance of additional common units will reduce the percentage ownership of the current holders of common units in Holdings LLC, including Pro-Fac. As of June 24, 2006, Pro-Fac owned 40.0 percent of the common equity of Holdings LLC through its ownership of 321,429 Class B common units.

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

                  Financial Information About Industry Segments

Pro-Fac conducts its business in only one business segment, the marketing of its members' crops, including raw fruits and vegetables. See Statements of Operations, Allocation of Net Income/(Loss), and Comprehensive Income/(Loss) in
Part II, Item 8 of this Report.

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

Under the terms of the Amended and Restated Marketing Facilitation Agreement, Birds Eye Foods pays Pro-Fac CMV for its members' crops sold to Birds Eye Foods in installments corresponding to the payment by Pro-Fac to its members of CMV for the crops delivered. The timing of cash receipts from Pro-Fac's customers, other than Birds Eye Foods, does not always coincide with the related payment to growers and may require the Cooperative to use its working capital or short-term borrowings until payments are received from these customers.

                              Significant Customers

The CMV of crops delivered by Pro-Fac was approximately $65.2 million, $65.1 million and $66.0 million for the fiscal years ended June 24, 2006, June 25, 2005 and June 26, 2004, respectively. For the fiscal years ended June 24, 2006, June 25, 2005 and June 26, 2004, approximately 77 percent, 72 percent and 75 percent, respectively, of the crops purchased by Pro-Fac from its members were sold to Birds Eye Foods pursuant to the Amended and Restated Marketing and Facilitation Agreement. On July 25, 2006, Birds Eye Foods announced its intention to exit from the vast majority of its non-branded frozen business. As part of the strategy, the New York processing facilities of Birds Eye Foods located in Oakfield and Bergen, which are supplied by Pro-Fac member-growers, will be sold or, if not sold after the particular facility's current production season, closed between October 2006 and June 2007. For the year ended June 24, 2006, Pro-Fac supplied raw product with a total CMV of approximately $22.0 million to these processing facilities, representing approximately 34 percent of total raw product supplied to all Pro-Fac customers and approximately 44 percent of the CMV of raw product supplied to Birds Eye Foods.

                             Competitive Conditions

Pro-Fac's largest customer is Birds Eye Foods to which it supplies raw product under the Amended and Restated Marketing and Facilitation Agreement. The Cooperative competes with other cooperatives and individual growers for other customers with respect to the marketing and sale of its members' crops.

                                    Employees

At June 24, 2006, Pro-Fac had three full-time employees.

                      Practices Concerning Working Capital

Pro-Fac's principal working capital requirement is to fund payments to its member growers for crops delivered to Birds Eye Foods and other customers of Pro-Fac. Payments to growers for crops delivered to Birds Eye Foods are funded using payments received from Birds Eye Foods. These receipts and payments are generally simultaneous. Receipts from other customers do not always coincide with related payments to growers and may require the Cooperative to use its working capital or short-term borrowings until payments are received from these customers.

In connection with the Transaction, Pro-Fac and Birds Eye Foods entered into the Credit Agreement pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million. Pro-Fac is permitted to draw down up to $1.0 million per year under the $5.0 million Credit Agreement, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third-party indebtedness of Birds Eye Foods. At June 24, 2006, no amount was outstanding under the Credit Facility. Subsequent to June 24, 2006, Pro-Fac borrowed $1.0 million under the terms of the Credit Agreement. Due to the passage of time, Pro-Fac may borrow only an additional $1.0 million prior to August 19, 2007. For additional information about the Credit Agreement see the discussions under the heading "Liquidity and Capital Resources" in Part II, Item 7 of this Report and "NOTE 3. Long-Term Debt" under "Notes to Financial Statements" in Part II, Item 8 of this Report.

The Cooperative may borrow up to $2.0 million under the terms of a line of credit (the "M&T Line of Credit") with Manufacturers and Traders Trust Company ("M&T Bank"). As of June 24, 2006, no amount was outstanding under the M&T Line of Credit. For additional information about the M&T Line of Credit see the discussions under the heading "Liquidity and Capital Resources" in Part II, Item 7 of this Report and "NOTE 3. Long-Term Debt" under "Notes to Financial Statements" in Part II, Item 8 of this Report.

                                  Environmental

As part of the Transaction, Pro-Fac agreed to indemnify Birds Eye Foods for certain environmental liabilities exceeding $200,000. This obligation, however, is only triggered once the aggregate of all liabilities subject to indemnification under the Unit Purchase Agreement (including those unrelated to environmental matters) exceeds $10 million.


ITEM 1A. RISK FACTORS

Risks that could affect Pro-Fac's business are outlined above under "Cautionary Statement on Forward-Looking Statements and Risk Factors, such risks being incorporated by reference into and in response to this Item 1A. Any of the risks in this Report or the Cooperative's other filings with the Securities and Exchange Commission could materially adversely affect the Cooperative's business, financial condition and results of operations. Additional risks and uncertainties not presently known to Pro-Fac or that are currently believed to be immaterial also may adversely affect Pro-Fac's business, financial condition and results of operations in the future.


ITEM 1B. UNRESOLVED STAFF COMMENTS

None


ITEM 2. PROPERTIES

At June 24, 2006, Pro-Fac leases its principal offices which are located at 590 Willow Brook Office Park, Fairport, New York and consist of 1,195 square feet of office space through June 2007 at an annual rate of $18,288 ($1,524 per month). Pro-Fac has the option to renew the lease for a one year period at a rent to be negotiated.


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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for the Cooperative's common stock. Only member-growers of the Cooperative can own shares of the Cooperative's common stock. As of June 24, 2006, there were 490 members of Pro-Fac holding shares of Pro-Fac common stock. At its January 2003 Board meeting, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac determined to suspend the payment of annual dividends on the Cooperative's common stock for an indefinite period of time. Further, the New York Cooperative Law restricts the amount of annual dividends that Pro-Fac may pay on its shares of common stock to 12 percent per annum.

During fiscal 2006, the Cooperative issued shares of its Class A cumulative preferred stock in exchange for shares of its non-cumulative preferred stock, on a share-for-share basis. Such exchanges are exempt from registration under section 3(a)(9) of the Securities Act of 1933 because the transaction involved an exchange with existing security holders in which no commission or other remuneration was paid or given for soliciting the exchange. The dates and amounts of the exchanges are set forth below:

                              Number of Shares
      Date                    (share-for-share)        Value of Shares (1)
      ----                    -----------------        -------------------
January 9, 2006                    1,463                    $35,575
April 7, 2006                        187                      4,675
                                   -----                    -------
      Total                        1,650                    $40,250
                                   =====                    =======

[1] Based on liquidation preference of $25 per share

Additional information concerning dividends and related stockholder matters may be found in the following sections of this Report: "Cautionary Statements on Forward-Looking Statements and Risk Factors', "Selected Financial Data" in Part II, Item 6 of this Report, and "Liquidity and Capital Resources" in Part II,
Item 7 of this Report, "Statements of Cash Flows", "Statements of Changes in Shareholders' and Members Capitalization and Redeemable Stock", in Part II, Item 8 of this Report and in "NOTE 5. Common Stock and Capitalization" under "Notes to Financial Statements" in Part II, Item 8 of this Report.

ITEM 6.   SELECTED FINANCIAL DATA

The following table should be read in conjunction with Pro-Fac's financial statements, including notes thereto, included in Part II, Item 8 of this Report, and the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Report.

Pro-Fac's results of operations and financial condition for fiscal 2006, 2005, 2004 and 2003 are not comparable with those of fiscal 2002. Subsequent to August 18, 2002, Pro-Fac no longer reports its financial information on a consolidated basis with Birds Eye Foods. Fiscal 2006, 2005 and 2004 represent complete fiscal years without consolidation and fiscal 2003 reflects a period of approximately forty-five weeks (August 19, 2002 through June 28, 2003) on an unconsolidated basis with Birds Eye Foods. The financial data below for fiscal 2002 reflect Pro-Fac's operations on a consolidated basis with Birds Eye Foods.

(Dollars in Thousands, Except Capital Stock Data)

                                                                                            Fiscal Year Ended June
                                                                      -----------------------------------------------------------
                                                                         2006        2005        2004        2003         2002
                                                                         ----        ----        ----        ----         ----
Consolidated Statement of Operations:
------------------------------------
Net sales (f)                                                         $      36   $       0   $       0   $ 103,726   $1,010,540
Cost of sales                                                               (37)          0           0     (80,644)    (795,297)
                                                                      ---------   ---------   ---------   ---------    ---------
Gross profit/(loss)                                                          (1)          0           0      23,082      215,243
Equity income/(loss) from Holdings LLC                                   (7,186)     (3,393)      3,872       2,134            0
Gain from Transaction with Birds Eye Foods, Inc. and related
  agreements                                                              5,962       5,950       6,060      10,361            0
Margin on delivered product                                                 410         153           0           0            0
Commercial market value adjustment                                            0           0         660         568            0
Selling, administrative, and general expense (post Transaction)          (1,057)     (1,086)     (1,139)     (1,433)           0
Selling, administrative, and general expense (pre Transaction)                0           0           0     (15,468)    (117,450)
Legal matters and settlement expenses                                      (100)       (144)       (273)     (3,720)           0
Other income                                                                 35         168           0           0            0
Income from joint venture                                                     0           0           0         277        2,457
Gain from pension curtailment                                                 0           0           0           0        2,472
Restructuring                                                                 0           0           0           0       (2,622)
Goodwill impairment charge                                                    0           0           0           0     (179,025)
                                                                      ---------   ---------   ---------   ---------    ----------
Operating income/(loss)                                                  (1,937)      1,648       9,180      15,801      (78,925)
Interest income                                                             109          53          23          10            0
Interest expense                                                            (26)        (62)        (99)     (7,762)     (66,420)
                                                                      ---------   ---------   ---------   ---------    ---------
Pretax income/(loss) before extraordinary item, dividends,
  and allocation of net income/(loss)                                    (1,854)      1,639       9,104       8,049     (145,345)
Tax (provision)/benefit                                                    (330)          0           0         (59)      28,561
                                                                      ---------   ---------   ---------   ----------   ---------
Net surplus/(deficit)                                                 $  (2,184)  $   1,639   $   9,104   $   7,990    $(116,784)
                                                                      =========   =========   =========   =========    =========
Allocation of net income/(loss):
-------------------------------
   Net income/(loss)                                                  $  (2,184)  $   1,639   $   9,104   $   7,990    $(116,784)
   Dividends on common and preferred stock (a)                           (8,400)     (8,292)     (8,134)     (8,368)      (8,370)
                                                                      ---------   ---------   ---------   ----------   ---------
   Net surplus/(deficit)                                                (10,584)     (6,653)        970        (378)    (125,154)
   Allocation (to)/from earned surplus/(accumulated deficit)             10,584       7,179        (970)        378      133,622
                                                                      ---------   ---------   ---------   ---------    ---------
   Net income/(loss) available to members                             $       0   $     526   $       0   $       0    $   8,468
                                                                      =========   =========   =========   =========    =========
Allocation of net income/(loss) available to Class A members:
------------------------------------------------------------
   Payable to Class A members currently (20% of qualified net income/(loss) available
      to Class A members in fiscal 2005 and 25% in fiscal 2002)       $       0   $     105   $       0   $       0    $   2,117

Allocated to Class A members but retained by the Cooperative:
------------------------------------------------------------
   Qualified retains                                                          0         421           0           0        6,351
                                                                      ---------   ---------   ---------   ---------    ---------
   Net income/(loss) available to Class A members                     $       0   $     526   $       0   $       0    $   8,468
                                                                      =========   =========   =========   =========    =========
   CMV related to Class A members                                     $  65,220   $  65,139   $  66,029   $  56,784    $  71,733
                                                                      =========   =========   =========   =========    =========
   CMV related to Class B members                                           N/A         N/A         N/A         N/A          N/A
   Total income/(loss) allocated to Class A members as a percent
     of CMV(b)                                                             0.00%       0.80%       0.00%       0.00%        11.8%
                                                                      ==========  =========   =========   =========    =========
   Total income/(loss) allocated to Class B members at a percent
     of CMV(c)                                                              N/A         N/A         N/A         N/A          N/A
                                                                      =========   =========   =========   =========    =========
Balance Sheet Data:
------------------
   Working (deficit) capital                                          $    (972)  $  (1,499)  $    (852)  $    (612)   $ 272,042
   Total assets                                                       $  14,005   $  23,899   $  34,320   $  31,463    $ 836,175
   Class A common stock                                               $   8,848   $   8,855   $   9,169   $   9,636    $  10,193
   Class B cumulative redeemable Preferred Stock                      $       0   $       0   $     108   $     122    $     206
   Shareholders' and members' capitalization/(deficit), redeemable
     and common stock                                                 $     914   $  11,229   $  19,645   $  19,408    $  24,505
   Long-term debt and senior subordinated notes (excludes current
     portion)                                                         $       0   $       0   $   1,000   $   1,200    $ 623,057
   Capital Stock Data:
     Cash dividends paid per share:
       Class A Common                                                 $       0   $       0   $    0.00   $     .25    $     .25
       Non-Cumulative Preferred stock                                 $    1.50   $    1.50   $    1.50   $    1.50    $    1.50
       Class A Cumulative Preferred stock                             $    1.72   $    1.72   $    1.72   $    1.72    $    1.72
       Class B Cumulative Preferred stock (d)                         $       0   $    1.00   $    1.00   $    1.00    $    1.00
     Average Class A Common stock investment per Class A member       $  18,057   $  17,890   $  17,565   $  17,584    $  18,072
     Number of Class A Common stock members                                 490         495         522         548          564
     Number of Class B Common stock members(e)                                0           0           0           0            0

(a) On March 28, 2002, Pro-Fac amended and restated its certificate of incorporation to eliminate its Class B common stock, and to rename its Class A common stock "common stock" and its Class A members "common members".
(b) Payment to Class A members for CMV was 100 percent of deliveries in fiscal 2001.
(c) Payment to Class B members for CMV was 63.50 percent of deliveries in fiscal 2001.
(d) On April 1, 2005, Pro-Fac repurchased all Class B Cumulative preferred stock.
(e)  On July 19, 2001, Pro-Fac repurchased all Class B common stock.
(f) After the Transaction, under the provisions of Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross Versus Net as an Agent," the Cooperative records activity among Birds Eye Foods and other customers, itself and its members on a net basis. For transactions in which the Cooperative acts as a principal rather than an agent, sales and cost of sales are reported.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section should be read in conjunction with Part I, Item 1:
Business; Part II, Item 6: Selected Financial Data; and Part II, Item 8:
Financial Statements and Supplementary Data of this Report.

The purpose of this discussion is to outline the significant reasons for changes in the Statement of Operations from fiscal 2004 through fiscal 2006.

                CHANGES FROM FISCAL YEAR 2005 TO FISCAL YEAR 2006

Equity in Income from Birds Eye Holdings LLC: For fiscal 2006 and 2005, the Cooperative recognized loss, under the equity method, of approximately $7.2 million and $3.4 million, respectively, from Holdings LLC. The change results primarily from a decrease in the net income of Holdings LLC and an increase in the preferred return on Holdings LLC preferred units due to compounding of accrued payment-in-kind preferred dividends. Holdings LLC's operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary. Birds Eye Foods is a voluntary filer with the Securities and Exchange Commission. Birds Eye Foods' periodic report equivalents are available at the SEC's website: www.sec.gov.

During fiscal year 2006, Pro-Fac's recorded investment in Holdings LLC decreased by $10.9 million due to recording Pro-Fac's equity in the loss for common interests of Holdings LLC ($7.2 million), elimination of the portion of termination payments related to Pro-Fac's continuing indirect ownership of Birds Eye Foods ($4.0 million) and recording Pro-Fac's share of other comprehensive loss items of Holdings LLC ($0.3 million).

During fiscal year 2005, Pro-Fac's recorded investment in Holdings LLC decreased by $8.7 million due to recording Pro-Fac's equity in the loss for common interests of Holdings LLC ($3.4 million), elimination of the portion of termination payments related to Pro-Fac's continuing indirect ownership of Birds Eye Foods ($4.0 million) and recording Pro-Fac's share of other comprehensive loss items of Holdings LLC ($1.3 million).

The application of the equity method of accounting is further described in "NOTE
1. Description of Business and Summary of Significant Accounting Policies" under "Notes to Financial Statements," in Part II, Item 8 of this Report.

Gain from Transaction with Birds Eye Foods, Inc. and Related Agreements: Pro-Fac and Birds Eye Foods entered into the Termination Agreement, pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million on each October 1, January 1, and April 1. Pursuant to the Termination Agreement, in fiscal 2006 and fiscal 2005, the Cooperative received all payments as scheduled.

In part, payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement representing Pro-Fac's continuing ownership percentage is recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the Transaction with Birds Eye Foods in the period received. Accordingly, in each of fiscal 2006 and 2005, Pro-Fac recognized approximately $6.0 million as additional gain from the receipt of termination payments.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members which result in margin being earned by the Cooperative. The Cooperative earned $0.4 million and $0.2 million in margin during fiscal 2006 and 2005, respectively.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $1.1 million for each of fiscal 2006 and 2005.

Income taxes: The Cooperative qualifies for tax exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative's taxable income for periods after August 19, 2002. At its March 2006 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage proceeds for the fiscal year ended June 24, 2006. As a result, the Cooperative recorded a tax provision of $0.3 million in fiscal 2006.


                CHANGES FROM FISCAL YEAR 2004 TO FISCAL YEAR 2005

Equity in Income from Birds Eye Holdings LLC: For fiscal 2005 and 2004, the Cooperative recognized income/(loss), under the equity method, of approximately ($3.4) and $3.9 million, respectively, from Holdings LLC. The change results primarily from a decrease in the net income of Holdings LLC and an increase in the preferred return on Holdings LLC preferred units due to compounding of accrued payment-in-kind preferred dividends.

During fiscal year 2005, Pro-Fac's recorded investment in Holdings LLC decreased by $8.7 million due to recording Pro-Fac's equity in the loss for common interests of Holdings LLC ($3.4 million), elimination of the portion of termination payments related to Pro-Fac's continuing indirect ownership of Birds Eye Foods ($4.0 million) and recording Pro-Fac's share of other comprehensive loss items of Holdings LLC ($1.3 million).

The application of the equity method of accounting is further described in "NOTE
1. Description of Business and Summary of Significant Accounting Policies" under "Notes to Financial Statements," in Part II, Item 8 of this Report.

Gain from Transaction with Birds Eye Foods, Inc. and Related Agreements: Pro-Fac and Birds Eye Foods entered into the Termination Agreement, pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million on each October 1, January 1, and April 1. Pursuant to the Termination Agreement, in fiscal year 2005 and fiscal year 2004, the Cooperative received all payments as scheduled.

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

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $1.1 million for each of fiscal 2005 and 2004.

                          CRITICAL ACCOUNTING POLICIES

"NOTE 1. Description of Business and Summary of Accounting Policies" under "Notes to Financial Statements" included in Part II, Item 8 of this Report discusses the significant accounting policies of Pro-Fac. Pro-Fac's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Pro-Fac's management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, Pro-Fac evaluates its estimates.

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

Pro-Fac markets and sells its members' crops to food processors, including Birds Eye Foods. Under the provisions of Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross Versus Net as an Agent", the Cooperative records activity between Birds Eye Foods and other customers, itself and its members on a net basis. For transactions in which Pro-Fac acts a principal rather than an agent, sales and cost of sales are reported. This type of transaction is not significant.


                         LIQUIDITY AND CAPITAL RESOURCES

As discussed under "NOTE 1. Description of Business and Summary of Significant Accounting Policies" under "Notes to Financial Statements" included in Part II,
Item 8 of this Report, Pro-Fac's balance sheet reflects Pro-Fac's ownership interest in Holdings LLC, which is accounted for under the equity method.

Pro-Fac has four sources or potential sources of available cash to fund its operating expenses and the payment of its quarterly dividends: (i) cash from its sale of raw products to its customers, (ii) payments received under the Termination Agreement with Birds Eye Foods, (iii) cash distributions related to its investment in Birds Eye Holdings LLC, and (iv) borrowings.

Net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, has been used to pay Pro-Fac's operating expenses as well as its quarterly dividends on its preferred stock and to fund repurchases of its common stock. Dividends on Pro-Fac's preferred stock were $8.4 million and $8.3 million in fiscal 2006 and 2005, respectively.

The final installment payment of $2.0 million to Pro-Fac under the Termination Agreement is scheduled to be received on April 1, 2007. Pro-Fac's primary source of cash through and including August 19, 2007 is the $10.0 million payable annually to Pro-Fac by Birds Eye Foods pursuant to the Termination Agreement. Pro-Fac's other principal source of cash is the CMV payments made to it by Birds Eye Foods and other customers for crops sold pursuant to the Amended and Restated Marketing and Facilitation Agreement and other supply agreements. Although CMV payments are considered a potential source of cash to Pro-Fac, with the exception of the Board's decision to deduct 1 percent of CMV otherwise payable to its grower-members for crops delivered in fiscal years 2003 and 2004, Pro-Fac has typically paid 100 percent of CMV to its member-growers for crops delivered and did so in fiscal 2005. Since such CMV payments are approximately equal to the cash Pro-Fac receives from its customers for its raw products, CMV payments are not a significant source of available cash from which Pro-Fac can pay operating expenses and quarterly dividends.

As stated above, Pro-Fac's current primary source of cash is its receipts under the Termination Agreement. The $10.0 million is paid annually to Pro-Fac in quarterly installments as follows: $4.0 million on July 1 and $2.0 million each on October 1, January 1, and April 1. The final installment under the Termination Agreement is scheduled to be paid on April 1, 2007. Subsequent to August 19, 2007 and prior to any sale (or dissolution) of Holdings LLC, the Limited Liability Company Agreement of Holdings LLC provides that, subject to the restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units, including Pro-Fac. Many factors could affect whether such distributions are made in the future and the current financing arrangements of Birds Eye Foods with its senior lenders include a covenant which precludes such distributions from Birds Eye Foods to Holdings, LLC without the permission of the senior lenders.

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

On May 5, 2006, the Board determined, subject to all of the facts and circumstances at the relevant times, that it expected to declare a full quarterly dividend of $.43 per share of Class A cumulative preferred stock for payment in July 2006. This dividend was declared in June 2006 and paid in July 2006. Thereafter, the Board expects to declare dividends of $.21 per share of Class A cumulative stock for quarterly payments to be made in October 2006, January 2007, and April 2007. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its Class A cumulative preferred stock. To the extent that dividends on the Class A cumulative preferred stock are not paid or are not paid in full, the unpaid amounts cumulate and must be paid before any dividends may be paid on any other securities of Pro-Fac.

In June 2006, the Board declared the annual dividend of $1.50 per share on the Cooperative's non-cumulative preferred stock (a total of approximately $40,000) which was paid in July 2006, and in accordance with the Cooperative's Certificate of Incorporation expects to set aside the proportionate share of the annual non-cumulative preferred stock dividend (expected to be approximately $15,000) for payment in July 2007, if, as expected, reduced quarterly dividend declarations are made in fiscal 2007 on the Class A cumulative preferred stock. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its non-cumulative preferred stock.

Although Pro-Fac is attempting to increase revenue through expanding its customer base and the types of products and/or services it offers, the actual amount of available cash that may be generated from Pro-Fac's expanded operations depends upon how successful Pro-Fac is in this effort, including controlling any associated costs. For fiscal 2006 and fiscal 2005, Pro-Fac generated $0.3 million and $0.2 million, respectively, in margin from sales of product to customers other than Birds Eye Foods. Any available cash generated from expanded products and/or services offerings by Pro-Fac is currently anticipated to be a secondary source of cash, and is not expected to provide a significant amount of available cash to fund Pro-Fac's operating expenses or dividend payments.

In addition to the cash payments to Pro-Fac pursuant to the Termination Agreement, Pro-Fac has available up to $1.0 million per year, until August 19, 2007, under the Credit Agreement with Birds Eye Foods, and up to $2.0 million under an annually renewable line of credit from M&T Bank, as discussed below. The current agreement with M&T Bank expires on September 30, 2006. Subsequent to June 24, 2006, Pro-Fac borrowed $1.0 million under the Credit Agreement.

The Cooperative may borrow up to $2.0 million under the M&T Line of Credit. Principal amounts borrowed under the M&T Line of Credit bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. Pro-Fac's obligations under the M&T Line of Credit are secured by a security interest granted to M&T in substantially all of Pro-Fac's assets, excluding Pro-Fac's Class B common units owned in Holdings LLC. The collateral does include any distributions made to Pro-Fac by Holdings LLC in respect of Pro-Fac's Class B common units and cash payments made by Birds Eye Foods to the Cooperative. At June 24, 2006 and June 25, 2005, there was no balance outstanding under the M&T Line of Credit.

Under the Transitional Services Agreement, Birds Eye Foods provided Pro-Fac certain administrative and other services until August 19, 2004. Since the termination of the Transition Services Agreement, Pro-Fac pays for the services previously provided under the Transition Services Agreement, including salary, administrative and other expenses.

Through June 24, 2006, net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, has been used to pay Pro-Fac's operating expenses as well as to pay dividends on its capital stock and fund repurchases of its common stock.

A discussion of "Statement of Cash Flows" for the year ended June 24, 2006 follows:

Net cash used in operating activities of $0.3 million for fiscal 2006 primarily represents net cash operations and the timing of cash receipts from customers other than Birds Eye Foods and related cash payments to member growers. In fiscal 2006 Pro-Fac delivered crops having a CMV of approximately $15.1 million to customers other than Birds Eye Foods.

Net cash provided by investing activities for fiscal 2006 was $10.0 million related to the receipt by the Cooperative of $10.0 million from Birds Eye Foods under the Termination Agreement.

Net cash used in financing activities includes dividends paid ($8.4 million) by the Cooperative during fiscal 2006.

In January 2003, in an action aimed at improving the Cooperative's short-term liquidity, the Board of Directors of Pro-Fac authorized the suspension of annual dividends on the Cooperative's common stock for an indefinite period of time and the deduction of one (1) percent of the CMV otherwise payable to Pro-Fac's member-growers for crops supplied by Pro-Fac member-growers through the Cooperative for the 2002 and 2003 growing seasons. The one (1) percent CMV deduction was withheld from the July 2003 ($0.6 million) and the July 2004 ($0.7 million) CMV payments. There was no CMV deduction in fiscal 2006 or 2005. The Board of Directors of Pro-Fac will consider, at least annually, whether similar action should be taken with respect to CMV payable to Pro-Fac's member-growers for subsequent growing seasons based on Pro-Fac's operations and anticipated cash flow needs.

The Pro-Fac Board of Directors adopted a moratorium on Pro-Fac exercising its right to repurchase shares of common stock from its member-growers, except for approximately $9,000 of common stock repurchased in April 2006 under policies in effect prior to the January 2006 change. In the future, Pro-Fac will not repurchase shares of Pro-Fac common stock unless approved by the Board of Directors on a case-by-case basis.

Pro-Fac believes that its sources of cash described above should be sufficient to fund its operations and meet its cash requirements at least through June 2010. Pro-Fac's ability to fund these requirements will depend on Pro-Fac's future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond Pro-Fac's control. For a discussion of factors that could impact Pro-Fac's future operations, performance, cash flow, including its decision to reduce and ultimately suspend the payment of dividends, see "Cautionary Statement on Forward-Looking Statements and Risk Factors" and "Risk Factors" in
Part I, Item 1A of this Report.

Pro-Fac guarantees certain obligations of Birds Eye Foods. Set forth below is a schedule of the obligations guaranteed by Pro-Fac at June 24, 2006:

(Dollars in Millions)

Contractual Obligations Guaranteed                                Expiration
----------------------------------                                ----------

Senior Subordinated Notes - 11 7/8 Percent     $ 50.9 million     November 2008
Subordinated Promissory Note                   $ 39.7 million     November 2008


                                BUSINESS OUTLOOK

The following is a summary of Pro-Fac's business outlook for fiscal 2007 and should be read in conjunction with the related current year discussions in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Report.

Since 1960, Pro-Fac has operated as an agricultural cooperative, owned and controlled by its members, to purchase, market, and sell crops grown by its member-growers, for the mutual benefit of its members. The Cooperative's core business focus has not changed in 46 years and its current strategy is to continue its business of purchasing, marketing, and selling its member-grower crops to its customers, including Birds Eye Foods. Consistent with this strategy, Pro-Fac delivered crops grown by its member-growers having a commercial market value of approximately $65.2 million in fiscal 2006, approximately 77 percent of which was sold to Birds Eye Foods pursuant to the Amended and Restated Marketing Facilitation Agreement. On July 25, 2006, Birds Eye Foods announced its intention to exit from the vast majority of its non-branded frozen business. As part of the strategy, the New York processing facilities of Birds Eye Foods located in Oakfield and Bergen, which are supplied by Pro-Fac member-growers, will be sold or, if not sold after the particular facility's current production season, closed between October 2006 and June 2007. For the year ended June 24, 2006, Pro-Fac supplied raw product with a total CMV of approximately $22.0 million to these processing facilities, representing approximately 34 percent of total raw product supplied to all Pro-Fac customers and approximately 44 percent of the CMV of raw product supplied to Birds Eye Foods.

One of the challenges Pro-Fac faces, which is discussed above under "Liquidity and Capital Resources", is the Cooperative's source of available cash to fund its operations and pay its dividends. Currently, Pro-Fac's primary source of cash to fund its operations and pay dividends is the $10.0 million in payments it receives annually under the Termination Agreement, the last installment of $2.0 million being payable on April 1, 2007. Thereafter, Pro-Fac's primary source of cash would be annual distributions, if any, that may be made by Holdings LLC to Pro-Fac pursuant to the Limited Liability Company Agreement.

However, Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. Because Pro-Fac has no control over the determination of whether such distributions will be made, Pro-Fac's Board of Directors has developed a business plan that assumes distributions will not be made under the Limited Liability Company Agreement to replace the $10.0 million annual source of cash under the Termination Agreement ending on April 1, 2007.

On May 5, 2006, the Board determined, subject to all of the facts and circumstances at the relevant times, that it expected to declare a full quarterly dividend of $.43 per share of Class A cumulative preferred stock for payment in July 2006. This dividend was declared in June 2006 and paid in July 2006. Thereafter, the Board expects to declare dividends of $.21 per share of Class A cumulative stock for quarterly payments to be made in October 2006, January 2007, and April 2007. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its Class A cumulative preferred stock. To the extent that dividends on the Class A cumulative preferred stock are not paid or are not paid in full, the unpaid amounts cumulate and must be paid before any dividends may be paid on any other securities of Pro-Fac.

Pro-Fac believes that its sources of cash should be sufficient to fund its operations and meet its cash requirements at least through June 2010. During fiscal 2007, Pro-Fac will continue to market and sell its member-grower crops to Birds Eye Foods and its other customers and will explore and evaluate various business opportunities and initiatives and potential relationships and business alliances in an effort to expand its customer base and increase its revenues.

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


                                  OTHER MATTERS

Guarantees and Indemnifications: Pro-Fac is a guarantor, under an Indenture dated November 18, 1998, between Birds Eye Foods, the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc., as trustee. The Indenture was amended by a First Supplemental Indenture dated July 22, 2002, among Birds Eye Foods, the Guarantors named therein and The Bank of New York (as successor trustee to IBJ Schroder Bank & Trust Company), as trustee, and was further amended by a Second Supplemental Indenture dated March 1, 2003. The Indenture governs Birds Eye Foods' obligations for its 11 7/8 percent Senior Subordinated Notes issued in fiscal 1999 in the original aggregate principal amount of $200.0 million. On November 24, 2003, Birds Eye Foods repaid $150.0 million of these notes. The remaining principal amount is due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semi-annually in arrears on May 1 and November 1. Pro-Fac guarantees Birds Eye Foods' obligations under the 11 7/8 percent Senior Subordinated Notes, including the payment in full when due of all principal and interest on the 11 7/8 percent Senior Subordinated Notes at maturity or otherwise and, in the event of any extension of time of payment or renewal of any of the 11 7/8 percent Senior Subordinated Notes, that the Notes will be promptly paid in full when due pursuant to the terms of any such extension or renewal. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the 11 7/8 percent Senior Subordinated Notes. As of June 24, 2006, the outstanding loan amount, including accrued interest, was $50.9 million.

As partial consideration for the acquisition in fiscal 1999 of Dean Foods Vegetable Company, Birds Eye Foods issued to Dean Foods Vegetable Company a Subordinated Promissory Note for $30.0 million due November 22, 2008. The Subordinated Promissory Note is currently owned by GLK, LLC, a New York limited liability company, whose members are Birds Eye Foods and GLK Holdings, Inc., which is a wholly owned subsidiary of Birds Eye Foods. Pro-Fac guarantees Birds Eye Foods' obligations under that Note. Interest on the Subordinated Promissory Note accrued quarterly in arrears, commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accrued through November 22, 2003 was paid in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Interest accruing after November 22, 2003 is payable in cash. Pro-Fac guarantees Birds Eye Foods' obligations under the Subordinated Promissory Notes, including the payment in full when due of all principal and interest on the Notes. In the event of such a shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the Notes. As of June 24, 2006, the outstanding loan amount subject to the Cooperative's guarantee included principal of $30.0 million and interest of $9.7 million.

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

Contractual Obligations

At June 24, 2006, Pro-Fac rents office space through June 2007 at an annual rate of approximately $18,300. Pro-Fac has the option to renew the lease for a one year period at a rent to be negotiated.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pro-Fac is subject to interest rate fluctuations related to borrowings under the M&T Line of Credit. Amounts borrowed bear interest at the prime rate plus 75 basis points. See "NOTE 3. Long-Term Debt" in the Notes to Financial Statements included in Part II, Item 8 of this Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements, Supplementary Data and Financial Statement Schedules consist of the Financial Statements as indexed and presented below and the Quarterly Financial Data (unaudited) included as Note 7 under "Notes to Financial Statements" in Part II, Item 8 of this Report and the Financial Statement Schedules included in Part III, Item 15 of this Report.


                          INDEX TO FINANCIAL STATEMENTS


    ITEM                                                                                                                  Page
Pro-Fac Cooperative, Inc.
   Report of Independent Registered Public Accounting Firm...............................................................  23
   Financial Statements:
     Statements of Operations, Allocation of Net Income/(Loss) and Comprehensive Income/(Loss)
       for the years ended June 24, 2006, June 25, 2005 and June 26, 2004................................................  24
     Balance Sheets as of June 24, 2006 and June 25, 2005................................................................  25
     Statements of Cash Flows for the years ended June 24, 2006, June 25, 2005 and June 26, 2004.........................  26
     Statements of Changes in Shareholders' and Members' Capitalization/(Deficit) and Redeemable and Common Stock
       for the years ended June 24, 2006, June 25, 2005 and June 26, 2004................................................  27
     Notes to Financial Statements.......................................................................................  28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Pro-Fac Cooperative, Inc.
Rochester, New York

We have audited the accompanying balance sheets of Pro-Fac Cooperative, Inc. (the "Cooperative") as of June 24, 2006 and June 25, 2005, and the related statements of operations, allocation of net income/(loss), and comprehensive income/(loss), of cash flows, and of changes in shareholders' and members' capitalization/(deficit), and redeemable and common stock for each of the three years in the period ended June 24, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Cooperative's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Cooperative as of June 24, 2006 and June 25, 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 24, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The Cooperative expects to receive its final termination payment in connection with the Termination Agreement on April 1, 2007, as discussed in Notes 1 and 5 of the financial statements.

/s/ Deloitte & Touche LLP
Rochester, New York
September 20, 2006

Pro-Fac Cooperative, Inc.

Statements of Operations, Allocation of Net Income/(Loss) and Comprehensive Income/(Loss)
(Dollars in Thousands)


                                                                                Fiscal Years Ended
                                                                       ------------------------------------------
                                                                         June 24,       June 25,    June 26,
                                                                           2006           2005        2004
                                                                           ----           ----        ----
Net sales                                                                 $     36    $      0    $      0
Cost of sales                                                                  (37)          0           0
                                                                          --------    --------    --------
Gross profit/(loss)                                                             (1)          0           0
Equity income/(loss) from Birds Eye Holdings LLC                            (7,186)     (3,393)      3,872
Gain from transaction with Birds Eye Foods, Inc. and related agreements      5,962       5,950       6,060
Margin on delivered product                                                    410         153           0
Commercial market value adjustment                                               0           0         660
Selling, administrative, and general expenses                               (1,057)     (1,086)     (1,139)
Legal matters and settlement expenses                                         (100)       (144)       (273)
Other income                                                                    35         168           0
                                                                          --------    --------    --------
Operating income/(loss)                                                     (1,937)      1,648       9,180
Interest income                                                                109          53          23
Interest expense                                                               (26)        (62)        (99)
                                                                          --------    --------    --------
Pretax income/(loss) before dividends and allocation of income/(loss)       (1,854)      1,639       9,104
Tax provision                                                                 (330)          0           0
                                                                          --------    --------    --------
Net income/(loss)                                                         $ (2,184)   $  1,639    $  9,104
                                                                          ========    ========    ========

Allocation of net income/(loss):
   Net income/(loss)                                                      $ (2,184)   $  1,639    $  9,104
   Dividends on preferred stock                                             (8,400)     (8,292)     (8,134)
                                                                          --------    --------    --------
   Net surplus/(deficit)                                                   (10,584)     (6,653)        970
   Allocation (to)/from accumulated deficit                                 10,584       7,179        (970)
                                                                          --------    --------    --------
   Net income available to members                                        $      0    $    526    $      0
                                                                          ========    ========    ========

Allocation of net income available to members:
   Payable to members currently                                           $      0    $    105    $      0

Allocated to members but retained by the Cooperative:
   Qualified retains                                                             0         421           0
                                                                          --------    --------    --------
   Net income available to members                                        $      0    $    526    $      0
                                                                          ========    ========    ========

Net income/(loss)                                                         $ (2,184)   $  1,639    $  9,104
Other comprehensive income/(loss):
   Unrealized (loss)/gain on hedging activity of equity investee               134         (44)        (53)
   Minimum pension liability of equity investee                                214      (1,192)       (199)
                                                                          --------    --------    --------
Comprehensive income/(loss)                                               $ (1,836)   $    403    $  8,852
                                                                          ========    ========    ========



The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc.
Balance Sheets
(Dollars in Thousands except per share information)


                                     ASSETS

                                                                                   June 24,      June 25,
                                                                                     2006          2005
                                                                                     ----          ----

Current assets:
   Cash and cash equivalents                                                       $   2,391    $   1,103
   Accounts receivable, trade                                                          1,733        1,555
   Accounts receivable from Birds Eye Foods, Inc.                                      7,668        8,395
   Inventory                                                                             228            3
   Prepaid expenses and other current assets                                              27           10
                                                                                   ---------    ---------
       Total current assets                                                           12,047       11,066

Fixed assets, net                                                                         16           15
Investment in  Birds Eye Holdings LLC                                                  1,942       12,818
                                                                                   ---------    ---------
       Total assets                                                                $  14,005    $  23,899
                                                                                   =========    =========

          LIABILITIES AND SHAREHOLDERS' AND MEMBERS' CAPITALIZATION/(DEFICIT)

Current liabilities:
   Accounts payable                                                                $     112    $     104
   Income taxes payable                                                                  330            0
   Other accrued expenses                                                                  6           66
   Amounts due members                                                                12,571       12,500
                                                                                   ---------    ---------
       Total current liabilities                                                      13,019       12,670
                                                                                   ---------    ---------

Commitments and contingencies (Note 6)

Common stock, par value $5, authorized 5,000,000 shares;
  issued and outstanding 1,769,543 and 1,771,096, respectively                         8,848        8,855
                                                                                   ---------    ---------

Shareholders' and members' capitalization/(deficit):
   Retained earnings allocated to members                                              6,771       10,214
   Non-cumulative preferred stock, par value $25 per share, authorized 5,000,000
     shares; issued and outstanding 26,312 and 27,962 shares, respectively               658          700
   Class A cumulative preferred stock, liquidation preference $25 per share;
     authorized 10,000,000 shares; issued and outstanding 4,929,272
     and 4,789,910 shares, respectively                                              123,233      119,748
   Accumulated deficit                                                              (154,675)    (144,091)
   Special membership interests                                                       21,733       21,733
   Accumulated other comprehensive (loss)/income:
     Unrealized gain on hedging activity of equity investee                              179           45
     Minimum pension liability adjustment of equity investee                          (5,761)      (5,975)
                                                                                   ---------    ---------
       Total shareholders' and members' capitalization/(deficit)                      (7,862)       2,374
                                                                                   ---------    ---------
       Total liabilities and capitalization                                        $  14,005    $  23,899
                                                                                   =========    =========


The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc.
Statements of Cash Flows
(Dollars in Thousands)


                                                                                                   Fiscal Years Ended
                                                                                         ---------------------------------------
                                                                                           June 24,     June 25,    June 26,
                                                                                             2006         2005        2004
                                                                                             ----         ----        ----
Cash Flows from Operating Activities:
   Net income/(loss)                                                                      $  (2,184)   $   1,639   $    9,104
   Adjustments to reconcile net income/(loss) to net cash provided by/(used in)
     operating activities:
    Amortization                                                                                  0           71          525
    Depreciation                                                                                  4            4            0
    Gain from transaction with Birds Eye Foods, Inc. and related agreements                  (5,962)      (5,950)      (6,060)
    Equity (income)/loss from Birds Eye Holdings LLC                                          7,186        3,393       (3,872)
    Change in assets and liabilities:
      Accounts receivable                                                                       549         (824)        (501)
      Income taxes payable                                                                      330            0            0
      Accounts payable and accrued expenses                                                     (52)      (1,206)      (1,604)
      Amounts due Class A members                                                                71          318        4,201
      Other assets and liabilities                                                             (242)          (3)           5
                                                                                         ----------   ----------   ----------
Net cash provided by/(used in) operating activities                                            (300)      (2,558)       1,798
                                                                                         ----------   ----------   ----------

Cash Flows from Investing Activities:
   Proceeds from Termination Agreement with Birds Eye Foods, Inc.                            10,000       10,000       10,000
   Purchase of property, plant and equipment                                                     (5)         (19)           0
   Proceeds from investment in CoBank                                                             0            0           44
                                                                                         ----------   ----------   ----------
Net cash provided by investing activities                                                     9,995        9,981       10,044
                                                                                         ----------   ----------   ----------

Cash Flows from Financing Activities:
   Net proceeds from Credit Facility with Birds Eye Foods, Inc.                                   0       (1,000)         300
   Net proceeds from M&T line of credit                                                           0            0         (500)
   Repurchase of stock, net                                                                      (7)        (422)        (481)
   Cash dividends paid                                                                       (8,400)      (8,292)      (8,134)
                                                                                         ----------   ----------   ----------
Net cash used in financing activities                                                        (8,407)      (9,714)      (8,815)
                                                                                         ----------   ----------   ----------

Net change in cash and cash equivalents                                                       1,288       (2,291)       3,027
Cash and cash equivalents at beginning of period                                              1,103        3,394          367
                                                                                         ----------   ----------   ----------
Cash and cash equivalents at end of period                                                $   2,391    $   1,103   $    3,394
                                                                                          =========    =========   ==========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                                              $      26    $     148   $       27
                                                                                          =========    =========   ==========
    Income taxes, net                                                                     $       0    $       0   $        0
                                                                                          =========    =========   ==========

Non-cash investing and financing activities:
   Conversion of retains to preferred stock                                               $   3,443    $       0   $    4,611
                                                                                          =========    =========   ==========
   Conversion of non-cumulative to Class A cumulative preferred stock                     $      42    $       7   $       26
                                                                                          =========    =========   ==========
   Net income allocated to members but retained by the Cooperative                        $       0    $     421   $        0
                                                                                          =========    =========   ==========


The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc.
Statements of Changes in Shareholders' and Members' Capitalization/(Deficit) and Redeemable and Common Stock
(Dollars in Thousands)


                                                                          Fiscal Years Ended
                                                               -----------------------------------------

                                                                    June 24,    June 25,     June 26,
                                                                      2006        2005         2004
                                                                      ----        ----         ----

Retained earnings allocated to members:
Qualified retains:
   Balance at beginning of period                                  $  10,214    $   9,793    $  14,404
   Net proceeds allocated to members                                      --          421            0
   Converted to Class A cumulative preferred stock                    (3,443)           0       (4,611)
   Other                                                                   0            0            0
                                                                   ---------    ---------    ---------
   Balance at end of period                                        $   6,771    $  10,214    $   9,793
                                                                   ---------    ---------    ---------

Non-cumulative preferred stock:
   Balance at beginning of period                                  $     700    $     707    $     733
   Conversion to Class A cumulative preferred stock                      (42)          (7)         (26)
                                                                   ---------    ---------    ---------
   Balance at end of period                                        $     658    $     700    $     707
                                                                   ---------    ---------    ---------

Class A cumulative preferred stock:
   Balance at beginning of period                                  $ 119,748    $ 119,741    $ 115,104
   Converted from non-cumulative preferred stock                          42            7           26
   Converted from qualified retains                                    3,443            0        4,611
                                                                   ---------    ---------    ---------
   Balance at end of period                                        $ 123,233    $ 119,748    $ 119,741
                                                                   ---------    ---------    ---------

Accumulated deficit:
   Balance at beginning of period                                  $(144,091)   $(136,912)   $(137,882)
   Conversion to special membership interests                                           0            0
   Allocation to/(from) accumulated deficit                          (10,584)      (7,179)         970
                                                                   ---------    ---------    ---------
   Balance at end of period                                        $(154,675)   $(144,091)   $(136,912)
                                                                   ---------    ---------    ---------

Special membership interests:
   Balance at beginning of period                                  $  21,733    $  21,733    $  21,733
   Conversion from earned surplus                                          0            0            0
                                                                   ---------    ---------    ---------
   Balance at end of period                                        $  21,733    $  21,733    $  21,733
                                                                   ---------    ---------    ---------

Accumulated other comprehensive (loss)/income:
   Balance at beginning of period                                  $  (5,930)   $  (4,694)   $  (4,442)
   Unrealized (loss)/gain on hedging activity of equity investee         134          (44)         (53)
   Minimum pension liability of equity investee                          214       (1,192)        (199)
                                                                   ---------    ---------    ---------
Balance at end of period                                           $  (5,582)   $  (5,930)   $  (4,694)
                                                                   ---------    ---------    ---------

Total shareholders' and members' capitalization/(deficit)          $  (7,862)   $   2,374    $  10,368
                                                                   =========    =========    =========

Redeemable Class B cumulative preferred stock:
   Balance at beginning of period                                  $       0    $     108    $     122
   Repurchased                                                             0         (108)         (14)
                                                                   ---------    ---------    ---------
   Balance at end of period                                        $       0    $       0    $     108
                                                                   =========    =========    =========

Common stock:
   Balance at beginning of period                                  $   8,855    $   9,169    $   9,636
   Repurchased                                                            (7)        (314)        (467)
                                                                   ---------    ---------    ---------
   Balance at end of period                                        $   8,848    $   8,855    $   9,169
                                                                   =========    =========    =========


The accompanying notes are an integral part of these financial statements.

                            PRO-FAC COOPERATIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative"), is a New York agricultural cooperative which markets crops grown by its members. Birds Eye Foods, Inc. ("Birds Eye Foods"), until August 19, 2002, was a wholly-owned subsidiary of Pro-Fac. Birds Eye Foods remains Pro-Fac's major customer.

The commercial market value ("CMV") of crops delivered by Pro-Fac was approximately $65.2 million, $65.1 million and $66.0 million for the fiscal years ended June 24, 2006, June 25, 2005 and June 26, 2004, respectively. For the fiscal years ended June 24, 2006, June 25, 2005 and June 26, 2004, approximately 77 percent, 72 percent and 75 percent, respectively, of the crops purchased by Pro-Fac from its members were sold to Birds Eye Foods. On July 25, 2006, Birds Eye Foods announced its intention to exit from the vast majority of its non-branded frozen business. As part of the strategy, the New York processing facilities of Birds Eye Foods located in Oakfield and Bergen, which are supplied by Pro-Fac member-growers, will be sold or, if not sold after the particular facility's current production season, closed between October 2006 and June 2007. For the year ended June 24, 2006, Pro-Fac supplied raw product with a total CMV of approximately $22.0 million to these processing facilities, representing approximately 34 percent of total raw product supplied to all Pro-Fac customers and approximately 44 percent of the CMV of raw product supplied to Birds Eye Foods.

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

For additional information about the transactions consummated, including resulting agreements, see "NOTE 3. Agreements with Birds Eye Foods " under these "Notes to Financial Statements".

Limited Liability Company Agreement of Holdings LLC: Pro-Fac and Vestar, together with others, including Mr. Wright, are parties to a limited liability company agreement dated August 19, 2002 (as amended from time to time, the "Limited Liability Company Agreement") that contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC. As of June 24, 2006, Pro-Fac owned 40.0 percent of the common equity of Holdings LLC through its ownership of 321,429 Class B common units.

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

     o third, 100 percent to the holders of Class A common units, Class B common units, Class C common units, and Class E common units, pro rata, until each such unit holder's unreturned common capital contribution has been reduced to zero; and

     o fourth, after the holders of Class A common units, Class B common units, Class C common units and Class E common units have been paid their unreturned common capital contributions, the balance of distributable assets, if any, will be distributed to the holders of Class A common units, Class B common units, Class C common units, Class D common units and Class E common units. The amount distributable to such holders is determined based upon the number of Class C common units and Class D common units outstanding and upon whether certain performance hurdles have been satisfied. As the various performance hurdles are satisfied, the percentage of any remaining distributable assets distributable to the holders of Class A common units, Class B common units and Class E common units decreases from approximately 95 percent to approximately 87 percent, the percentage of remaining distributable assets distributable to the holders of Class C common units decreases from approximately 2.3 percent to 2.1 percent and the percentage of remaining distributable assets distributable to the holders of Class D common units increases from approximately 2.6 percent to approximately 10.54 percent.

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

The Limited Liability Company Agreement further provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from the operations of Birds Eye Foods, which Holdings LLC will then distribute, notwithstanding the "first", "second" and "third" tier distribution preferences described above, to the holders of its Class A common units, Class B common units, Class C common units, Class D common units and Class E common units in accordance with the "fourth" distribution tier as if no performance hurdle has been satisfied. Further, upon the occurrence of certain specified events, including the sale of Holdings LLC, and at any time after August 19, 2010, the holders of preferred units are entitled, at their option, to have their preferred units redeemed and, further, Holdings LLC may, at its option, at any time redeem the preferred units.

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

Basis of Presentation: The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassification: Prior year information is reclassified whenever necessary to conform to the current year's presentation.

Fiscal Year: The fiscal year of Pro-Fac ends on the last Saturday in June. Fiscal years 2006, 2005 and 2004 each comprised 52 weeks.

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of three months or less. There were no such short-term investments at June 24, 2006 or June 25, 2005.

Accounts Receivable, Trade: The Cooperative provides credit in the normal course of business to the majority of its third-party customers. The Cooperative performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. When necessary, the Cooperative maintains allowances for doubtful customer accounts for estimated losses resulting from the inability of its customers to make required payments based on prior experience. There was no allowance for doubtful accounts at June 24, 2006.

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

The following schedule sets forth summarized financial information of Holdings LLC as of June 24, 2006 and June 25, 2005 and for the fiscal years then ended (dollars in thousands):


                                                June 24, 2006    June 25, 2005
                                                -------------    -------------
Current assets                                     $355,845         $329,737
Non-current assets                                  451,611          474,885
                                                   --------         --------
Total assets                                       $807,456         $804,622
                                                   ========         ========

Current liabilities                                $157,103         $155,805
Non-current liabilities                             374,806          389,338
Preferred LLC units                                 242,454          208,093
Total members' capital                               33,093           51,386
                                                   --------         --------
Total liabilities and members' capital             $807,256         $804,622
                                                   ========         ========




                                                           Fiscal Year Ended
                                       --------------------------------------------------------------

                                           June 24, 2006      June 25, 2005     June 26, 2004
                                           -------------      -------------     -------------
Net sales                                     $927,797          $858,669          $843,398
Gross profit                                  $180,048          $180,963          $190,535
Income from continuing operations             $ 15,021          $ 20,197          $ 27,580
Net income                                    $ 14,740          $ 18,645          $ 31,902

At June 24, 2006, Holdings LLC had $244.7 million of preferred units issued and outstanding which accrue a preferred return at the rate of 15 percent per annum compounded quarterly, based on a 360 day year. At June 24, 2006, the preferred units had accrued payment-in-kind dividends since issuance of approximately $105.9 million, which amount is included in the total preferred units outstanding.

Based on Holdings LLC's outstanding preferred units at June 24, 2006, and assuming that the preferred return is not paid and the preferred units are not redeemed, the preferred units would have an approximate future redemption value, including the compounded preferred return, as of the end of fiscal years as follows:

                         2007                            $283.5
                         2008                             328.5
                         2009                             380.6
                         2010                             441.0

The preferred units are subject to redemption at the option of at least a majority of the preferred unitholders upon an initial public offering of Holdings LLC or any subsidiary, upon the sale of Holdings LLC or after August 19, 2010. The preferred units may also be redeemed at the option of Holdings LLC at a premium. Holdings LLC is accreting the preferred units up to their redemption value through transfers from retained earnings using the effective interest method to the date of earliest redemption. At June 24, 2006, Pro-Fac owned 40.0 percent of the remaining common equity interest in Holdings LLC. Pro-Fac's share of the earnings of Holdings LLC under the equity method of accounting is determined as follows:


                                                                                Fiscal Year Ended
                                                          -------------------------------------------------------------

                                                                June 24, 2006     June 25, 2005       June 26, 2004
                                                                -------------     -------------       -------------
                                                                                 (In millions)
Net income of Holdings LLC                                            $  14.7           $ 18.7             $ 31.9
Less:
       Preferred return on Holdings LLC's preferred units               (33.5)           (28.9)             (24.9)
       Accretion of preferred units                                      (0.5)            (0.5)              (0.4)
Plus:
       Interest on termination payments recorded by Holdings LLC          1.4              2.3                3.1
                                                                    ---------         --------           --------
Loss for common interests                                               (17.9)            (8.4)               9.7
Pro-Fac's share of common interest                                      40.27%           40.46%             40.49%
                                                                    ---------         --------           --------
Equity loss from Holdings LLC                                         $  (7.2)          $ (3.4)            $  3.9
                                                                      =======           ======             ======


At June 24, 2006, cumulative equity loss from Holdings LLC was approximately $4.6 million.

In the first quarter of fiscal 2007, Birds Eye Foods announced its intention to sell or close five of its production facilities and to close its Watsonsville, California facility as part of its decision to exit from the vast majority of its non-branded frozen business. In its press release dated July 25, 2006, Birds Eye Foods indicated that it expected to incur employee termination benefits, environmental remediation costs associated with facility closures and sales, accelerated depreciation, inventory markdowns, contract and lease termination costs and other exit costs, including asset impairment charges. In its Form 10-K Equivalent for the fiscal year ended June 24, 2006, Birds Eye Foods disclosed that the closure of the Watsonville facility will result in Birds Eye Foods incurring approximately $3.5 million for employee termination benefits during fiscal 2007, a pension withdrawal liability of approximately $1.0 million to $1.5 million, and a non-cash charge in the first quarter of fiscal 2007 of approximately $5.0 million to $6.0 million related to tangible personal property at that facility. Birds Eye Foods also disclosed that it expects to take additional cash and non-cash accounting charges and incur asset impairment charges related to its facilities sales and/or closings which Birds Eye Foods is currently unable to estimate individually or in the aggregate. Pro-Fac's financial condition and results of operations will be directly affected by Pro-Fac's recording of its 40% share of the impact of Birds Eye Foods' decision to sell or close its facilities on Birds Eye Foods' financial condition and results of operations.

Revenue Recognition: Under the provisions of Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," subsequent to the Transaction, the Cooperative records activity among Birds Eye Foods and other customers, itself, and its members on a net basis. For transactions in which the Cooperative acts as a principal rather than an agent, sales and cost of sales are reported.

Margin on Delivered Product: The Cooperative negotiates certain sales transactions on behalf of its members which result in margin being earned by the Cooperative.

Commercial Market Value Adjustment: Pro-Fac's by-laws permit its Board of Directors to reduce amounts paid to its members for product delivered by its members through Pro-Fac as necessary for the operations of Pro-Fac and for the establishment of such reserves as the Board of Directors deems fair and reasonable. Amounts equal to 1% of the value of delivered product were withheld in fiscal years 2004 and 2003. No amount was withheld in fiscal year 2006 or 2005.

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

Pro-Fac and Birds Eye Foods also entered into the Termination Agreement, pursuant to which, among other things, the Marketing and Facilitation Agreement was terminated, and in consideration of such termination, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years with the last installment payable on April 1, 2007, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The $10.0 million payment is payable in quarterly installments to the Cooperative as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1. The Cooperative received $10.0 million of scheduled payments in each of fiscal years 2006, 2005 and 2004 under the Termination Agreement.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement representing Pro-Fac's continuing ownership percentage is recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in fiscal 2006, 2005 and 2004, Pro-Fac recognized approximately $6.0 million, $6.0 million and $6.1 million, respectively, as additional gain from the receipt of the termination payments.

As a result of the agreements described above, based on its common equity ownership, the Cooperative recognized a total gain, in fiscal 2006, 2005 and 2004, of approximately $6.0 million, $6.0 million and $6.1 million, respectively.

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

At its March 2006 meeting, the Pro-Fac board of directors determined that there would be no payment of allocation of patronage proceeds for fiscal year 2006. For fiscal year 2005, the Cooperative recorded a distribution of patronage income of $0.5 million; 20 percent payable in cash and the balance in qualified retains. There was no distribution of patronage income in fiscal year 2004.

Income Taxes: The Cooperative qualifies for tax exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative's taxable income for periods after August 19, 2002. At its March 2006 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal year ended June 24, 2006. As a result, the Cooperative recorded a tax provision of $0.3 million in fiscal 2006. For the year ended June 25, 2005, the Cooperative recorded a distribution of patronage income of $0.5 million; 20 percent payable in cash and the balance in qualified retains. This distribution reduced taxable income to zero for fiscal year 2005.

A deferred income tax asset has not been recognized on the excess of the tax basis over the investment in Holdings LLC. This asset would only be realized upon the sale of the investment based on the proceeds received.

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

Comprehensive Income: Under SFAS No. 130, the Cooperative is required to display comprehensive income and its components as part of the financial statements. Comprehensive income is comprised of net income and other comprehensive income
(loss), which includes certain changes in equity that are excluded from net income. In fiscal 2006, the Cooperative included adjustments of its equity investee, Holdings LLC, for minimum pension liabilities ($0.2 million) and unrealized holding gains on hedging transactions ($0.1 million) in other comprehensive income/(loss). In fiscal 2005, the Cooperative included adjustments of its equity investee, Holdings LLC, for minimum pension liabilities ($1.2 million) and unrealized holding losses on hedging transactions ($0.1 million) in other comprehensive income/(loss). In fiscal 2004, the Cooperative included adjustments of its equity investee, Holdings, LLC, for minimum pension liabilities ($0.2 million) and unrealized holding losses on hedging transactions ($0.1 million) in other comprehensive income/(loss).

Disclosures About Fair Value of Financial Instruments: The following methods and assumptions were used by the Cooperative in estimating its fair value disclosures for financial instruments:

         Cash and Cash Equivalents and Accounts Receivable: The carrying amount approximates fair value because of the short maturity of these instruments.

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

Unless terminated earlier, the Amended and Restated Marketing and Facilitation Agreement will continue in effect until August 19, 2012. Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement prior to August 19, 2012 upon the occurrence of certain events, including in connection with a change in control transaction affecting Birds Eye Foods or Holdings Inc. Birds Eye Foods can terminate the Amended and Restated Marketing and Facilitation Agreement as a result of a change in control transaction with payment of a termination fee. Also, Birds Eye Foods can sell portions of its business and the volumes of crop purchases by Birds Eye Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

On July 25, 2006, Birds Eye Foods announced its intention to exit from the vast majority of its non-branded frozen business. As part of the strategy, the New York processing facilities of Birds Eye Foods located in Oakfield and Bergen, which are supplied by Pro-Fac member-growers, will be sold or, if not sold after the particular facility's current production season, closed between October 2006 and June 2007. Under the Amended and Restated Marketing and Facilitation Agreement entered into with Birds Eye Foods on August 19, 2002, the Pro-Fac member-growers supply snap beans, corn, peas, carrots, and squash to these facilities. For the year ended June 24, 2006, Pro-Fac supplied raw product with a total CMV of approximately $22.0 million to these processing facilities, representing approximately 34 percent of total raw product supplied to all Pro-Fac customers and approximately 44 percent of the CMV of raw product supplied to Birds Eye Foods. Although the supply agreements for these facilities are assignable by Birds Eye Foods to a new operator or operators of these facilities, there can be no assurance that a new operator or operators will be identified, or that a new operator or operators will choose to assume the existing agreements or enter into a replacement supply agreement or agreements with Pro-Fac. As such, it is possible that the Cooperative will no longer have an outlet to which its member-growers can supply vegetables in New York.

In its Form 10-K Equivalent for the fiscal year ended June 24, 2006, Birds Eye Foods disclosed that it anticipates that it will not satisfy crop purchase obligations under the Amended and Restated Marketing and Facilitation Agreement for the 2007 and 2008 growing seasons, and will therefore be required to make shortfall payments to Pro-Fac in July 2008 and July 2009.

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

NOTE 3. LONG-TERM DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac have entered into a credit agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods has agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility"). Pro-Fac is permitted to draw down up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. The amount of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. Amounts borrowed and interest are required to be paid only upon sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holdings LLC or one or more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. As of June 24, 2006 and June 25, 2005, there was no amount outstanding under the Credit Facility. Subsequent to June 24, 2006, Pro-Fac borrowed $1.0 million under the Credit Facility.

Line of Credit: The Cooperative may borrow up to $2.0 million from M&T Bank under the terms of the M&T Line of Credit. The current agreement with M&T Bank expires on September 30, 2006. As of June 24, 2006 and June 25, 2005, no amount was outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at 75 basis points above the prime rate (prime rate was 8.0% at June 24, 2006) in effect on the day proceeds are disbursed, as announced by M&T Bank, as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. However, the collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

NOTE 4. INCOME TAXES

The Cooperative qualifies for tax exempt status as a farmers' cooperative under
Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative's taxable income for periods after August 19, 2002. At its March 2006 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage proceeds for the fiscal year ended June 24, 2006. As a result, the Cooperative recorded a tax provision of $0.3 million in fiscal 2006. For the fiscal year ended June 25, 2005, the Cooperative recorded a distribution of patronage income of $0.5 million; 20 percent payable in cash and the balance in qualified retains. This distribution reduced taxable income to zero for fiscal year 2005.

NOTE 5. COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative's shares authorized, issued, and outstanding at June 24, 2006 and June 25, 2005.



                                                                                                 Shares Issued and Outstanding
                                                                  Par             Shares      ---------------------------------
                                                                 Value          Authorized      June 24, 2006    June 25, 2005
                                                                 -----          ----------      -------------    -------------
Common Stock                                                    $    5.00          5,000,000         1,769,543        1,771,096
Non-Cumulative Preferred Stock                                  $   25.00          5,000,000            26,312           27,962
Class A Cumulative Preferred Stock                              $    1.00         10,000,000         4,929,272        4,789,910
Class B Cumulative Preferred Stock                              $    1.00          9,500,000                 0                0
Class C Cumulative Preferred Stock                              $    1.00         10,000,000                 0                0
Class D Cumulative Preferred Stock                              $    1.00         10,000,000                 0                0
Class E Cumulative Preferred Stock                              $    1.00         10,000,000                 0                0
Class B, Series I 10% Cumulative Redeemable
         Preferred Stock                                        $    1.00            500,000                 0                0


In the event of liquidation, the relative preference of Pro-Fac's outstanding securities is as follows: first retains, then all classes of preferred stock, pari passu, then common stock and, finally, special membership interests.

While the Cooperative has no plans to liquidate, if liquidation were to occur, the order of redemption and the amount required to fully redeem each class outstanding, at June 24, 2006, is as follows:


                                                                           Amount Required
(Dollars in Thousands)                                                     to Fully Redeem
                                                                           ---------------
Retains                                                                            $  6,771
Non-Cumulative Preferred Stock                                                          658  (1)
                AND
Class A Cumulative Preferred Stock                                                  123,233  (1)
Common Stock                                                                          8,848
Special Membership Interests                                                         21,733
                                                                                -----------

                                                                                   $161,243
                                                                                ===========

(1) Pari passu

Qualified Retained Earnings Allocated to Members ("Retains"): Retains arise from patronage income and are allocated to the accounts of members within 8 1/2 months of the end of each fiscal year. No patronage proceeds were retained for the year ended June 24, 2006. For the year ended June 25, 2005, the Cooperative retained $0.4 million of patronage proceeds. At the discretion of the Board of Directors qualified retains may mature into preferred stock in December of the fifth year after allocation. Qualified retains are taxable income to the member in the year the allocation is made.

When and if determined by the Board of Directors, retains convert into shares of Class A cumulative preferred stock. The Board of Directors, however, has tentatively decided that, as of November 2002, conversion of matured retains into Class A cumulative preferred stock will not be considered by the Board of Directors as a possible treatment of the retains issued for fiscal year 2002 and thereafter. During fiscal 2006, $3.4 million of retains were converted into shares of Class A cumulative preferred stock at the rate of $25 of retains for one share of Class A cumulative preferred stock.

Preferred Stock: All preferred stock outstanding originated, directly or indirectly, from the conversion at par value of retains at the discretion of Pro-Fac's Board of Directors. Preferred Stock is generally non-voting, except that the holders of preferred stock are entitled to vote on those matters specifically required by law.

On August 23, 1995, the Cooperative commenced an offer to exchange one share of its Class A cumulative preferred stock (liquidation preference $25 per share) for each share of its outstanding non-cumulative preferred stock (liquidation preference $25 per share). The Pro-Fac Board of Directors has determined that, as of March 2006, Pro-Fac will no longer accept offers from holders of shares of Pro-Fac non-cumulative preferred stock to exchange their shares of non-cumulative preferred stock for shares of Pro-Fac Class A cumulative preferred stock. Pro-Fac's Class A cumulative preferred stock is listed under the symbol PFACP on the Nasdaq Capital Market system. As of June 24, 2006, the number of Class A cumulative preferred stock record holders was 1,676.

The dividend rates for the preferred stock outstanding are as follows:

          Non-Cumulative Preferred Stock               $1.50 per share payable annually at the discretion of the Board.

          Class A Cumulative Preferred Stock           $1.72 per share annually, payable in four quarterly installments of $0.43 per share; cumulative, if not paid


In June 2006, the Cooperative declared a cash dividend of $1.50 per share on the non-cumulative preferred stock and $.43 per share on the Class A cumulative preferred stock. These dividends amounted to approximately $2.1 million and were paid in July 2006.

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

On May 5, 2006, the Board determined, subject to all of the facts and circumstances at the relevant times, that it expected to declare a full quarterly dividend of $.43 per share of Class A cumulative preferred stock for payment in July 2006. This dividend was declared in June 2006 and paid in July 2006. Thereafter, the Board expects to declare dividends of $.21 per share of Class A cumulative stock for quarterly payments to be made in October 2006, January 2007, and April 2007. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on Pro-Fac's Class A cumulative preferred stock. To the extent that dividends on the Class A cumulative preferred stock are not paid or are not paid in full, the unpaid amounts cumulate and must be paid before any dividends may be paid on any other securities of Pro-Fac.

In June 2006 the Board declared the annual dividend of $1.50 per share on the Cooperative's non-cumulative preferred stock which was paid in July 2006, and in accordance with the Cooperative's Certificate of Incorporation expects to set aside the proportionate share of the annual non-cumulative preferred stock dividend (expected to be approximately $15,000) for payment in July 2007, if, as expected, reduced quarterly dividend declarations are made in fiscal 2007 on the Class A cumulative preferred stock. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its non-cumulative preferred stock.

The Board believes, taking into consideration the reduction and ultimate suspension of dividend payments on the Cooperative's preferred stock and borrowing capacity under Pro-Fac's Credit Agreement with Birds Eye Foods, that Pro-Fac should have sufficient sources of cash to fund its operations at least through the end of fiscal 2010, which the Board believes will provide time for the Board to monitor Pro-Fac's investment in Holdings LLC and explore other sources of cash. The declaration of any future dividends, including the expected declarations outlined above, are subject to Board action in advance of any such declaration based upon all of the facts and circumstances at each such time.

While the Cooperative prepares its financial statements using generally accepted accounting principles, which are based primarily on historical cost, it determines its capital surplus under applicable state law. Under New York Law, capital surplus is the amount by which the fair value of the Cooperative's assets exceed the total of its liabilities and the par value of its capital stock. For the fiscal quarter ended June 24, 2006, the Cooperative's Board of Directors determined that capital surplus was available based upon evidence of the fair market value of the Cooperative's assets, including its investment in Holdings LLC. There can, however, be no assurance that the value of the Cooperative's assets, including its investment in Holdings LLC, will be sufficient to support a determination of capital surplus in the future. Absent sufficient capital surplus, the Cooperative will be prohibited from paying dividends. Factors that may influence the fair market value of the Cooperative's investment in Holdings LLC include the financial condition and results of operations of Birds Eye Foods.

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

If the selling member-grower is unable to find a qualified grower to purchase its shares of Pro-Fac common stock, the member-grower must, upon notification from the Cooperative, sell its shares of common stock to the Cooperative for cash at the par value, plus any dividends thereon which have been declared but remain unpaid.

At its January 2006 board meeting, the Pro-Fac Board of Directors extended the moratorium on Pro-Fac's repurchase of shares of common stock from member-growers to apply to all potential repurchases except for approximately $9,000 of common stock repurchased in April 2006 under policies in effect prior to the January 2006 change. In the future, Pro-Fac will not repurchase shares of Pro-Fac common stock unless approved by the Board of Directors on a case-by-case basis.

At its January 2003 Board meeting, the Board of Directors of Pro-Fac determined to suspend the payment of annual dividends on the Cooperative's common stock for an indefinite period of time. In fiscal 2006, 2005 and 2004, no cash dividends were paid on common stock.

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

Guarantees and Indemnifications: Pro-Fac is a guarantor, under an Indenture dated November 18, 1998, between Birds Eye Foods, the Guarantors named therein and IBJ Schroder Bank & Trust Company, Inc., as trustee, which Indenture was amended by a First Supplemental Indenture dated July 22, 2002, among Birds Eye Foods, the Guarantors named therein and The Bank of New York (as successor trustee to IBJ Schroder Bank & Trust Company), as trustee, and as further amended by a Second Supplemental Indenture dated March 1, 2003, of Birds Eye Foods' obligations under its 11 7/8 percent Senior Subordinated Notes issued in fiscal 1999 in the original aggregate principal amount of $200.0 million. On November 24, 2003, Birds Eye Foods repaid $150.0 million of these notes. The principal amount is due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semi-annually in arrears on May 1 and November 1. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the 11 7/8 percent Senior Subordinated Notes, including the payment in full when due of all principal and interest on the 11 7/8 percent Senior Subordinated Notes at maturity or otherwise and, in the event of any extension of time of payment or renewal of any of the 11 7/8 percent Senior Subordinated Notes, that the Notes will be promptly paid in full when due pursuant to the terms of any such extension or renewal. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the 11 7/8 percent Senior Subordinated Notes. As of June 24, 2006, the outstanding loan amount, including accrued interest, was $50.9 million.

As partial consideration for the acquisition in fiscal 1999 of the frozen and canned vegetable business of Dean Foods Company, Birds Eye Foods issued to Dean Foods a Subordinated Promissory Note for $30.0 million due November 22, 2008. The Subordinated Promissory Note is currently owned by GLK, LLC, a New York limited liability company, whose members are Birds Eye Foods and GLK Holdings, Inc., which is a wholly owned subsidiary of Birds Eye Foods. Pro-Fac guarantees Birds Eye Foods' obligations under that Note. Interest on the Subordinated Promissory Note accrued quarterly in arrears, commencing December 31, 1998, at a rate per annum of 5 percent until November 22, 2003, and at a rate of 10 percent thereafter. Interest accrued through November 22, 2003 was paid in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the Subordinated Promissory Note. Birds Eye Foods satisfied this requirement through the issuance of additional promissory notes. Interest accruing after November 22, 2003 is payable in cash. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the Subordinated Promissory Notes, including the payment in full when due of all principal and interest on the Notes. In the event of such shortfall, Pro-Fac would be required to pay any interest payments due as well as any unpaid principal balance due on the Notes. As of June 24, 2006, the outstanding loan amount subject to the Cooperative's guarantee included principal of $30.0 million and interest of $9.7 million.

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

Rent commitment: Pro-Fac rents office space through June 2007 at an annual rent of approximately $18,300 (approximately $1,524 per month). Pro-Fac has the option to renew the lease for a one year period at a rent to be negotiated.

Benefit plan: Pro-Fac sponsors a 401(k) profit-sharing plan under which its employees may defer a portion of their salary. Pro-Fac contributes an amount equal to 3 percent of each employee's salary. Pro-Fac may also make additional contributions at Pro-Fac's sole discretion.

Related party transactions: Substantially all purchases are from member-growers of the Cooperative. For fiscal years 2006, 2005 and 2004, approximately 77 percent, 72 percent and 75 percent, respectively, of all crops purchased by Pro-Fac from its members were sold to its indirect equity investee, Birds Eye Foods.

On July 25, 2006, Birds Eye Foods announced its intention to exit from the vast majority of its non-branded frozen business. As part of the strategy, the New York processing facilities of Birds Eye Foods located in Oakfield and Bergen, which are supplied by Pro-Fac member-growers, will be sold or, if not sold after the particular facility's current production season, closed between October 2006 and June 2007. For the year ended June 24, 2006, Pro-Fac supplied raw product with a total CMV of approximately $22.0 million to these processing facilities, representing approximately 34 percent of total raw product supplied to all Pro-Fac customers and approximately 44 percent of the CMV of raw product supplied to Birds Eye Foods.

NOTE 7.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the fiscal years ended June 24, 2006 and June 25, 2005 appears in the following table.

In the opinion of management, all adjustments necessary for a fair presentation of the unaudited quarterly data have been made.

(Dollars in Thousands Except Per Share)

                                                                       Quarters
                                              ---------------------------------------------------------
Fiscal 2006                                         1              2              3              4         Total Year
                                              ------------   ------------   ------------   ------------    ----------

Net sales                                        $     0        $     0        $    13        $    23        $    36
Gross profit/(loss)                                    0              0              1             (2)            (1)
Pretax income/(loss) before dividends,
  and allocation of net income/(loss)             (2,090)         3,790         (2,470)        (1,084)        (1,854)
Net income/(loss)                                 (2,090)         3,790         (2,879)        (1,005)        (2,184)

                                                                       Quarters
                                              ---------------------------------------------------------
Fiscal 2006                                         1              2              3              4         Total Year
                                              ------------   ------------   ------------   ------------    ----------

Net sales                                        $     0        $     0        $     0        $     0        $     0
Gross profit                                           0              0              0              0              0
Pretax income before dividends,
  and allocation of net proceeds                    (545)         5,229           (890)        (2,155)         1,639
Net income                                          (545)         5,229           (890)        (2,155)         1,639


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Pro-Fac's Principal Executive and Principal Financial Officer concluded that Pro-Fac's disclosure controls and procedures as of June 24, 2006 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in Pro-Fac's internal control over financial reporting identified during the fourth quarter ended June 24, 2006, that materially affected, or are reasonably likely to materially affect, Pro-Fac's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information about the individuals that currently serve as directors and executive officers of Pro-Fac.

                       MANAGEMENT AND DIRECTORS OF PRO-FAC

                                               Date
                     Name                    of Birth                      Positions
           ------------------------          --------           --------------------------------
           Bruce R. Fox                        1947             Director
           Steven D. Koinzan                   1948             Director  and Second Vice President
           Charles R. Altemus                  1931             Director
           Stephen R. Wright                   1947             General Manager, Chief Executive Officer,
                                                                Chief Financial Officer and Secretary
           Dale W. Burmeister                  1940             Director
           Peter R. Call (1)                   1956             Director and President
           Kenneth A. Dahlstedt                1954             Director
           Robert DeBadts                      1957             Director
           Kenneth A. Mattingly                1948             Director
           Allan W. Overhiser (1)              1960             Director, First Vice President and Treasurer
           Paul E. Roe                         1939             Director
           Darell Sarff                        1949             Director
           James Vincent                       1944             Director
           Cornelius D. Harrington, Jr.(2)     1927             Director
           William J. Lipinski (2)             1957             Director
           Frank M. Stotz (2)                  1930             Director

(1) Mr. Allen W. Overhiser and Mr. Peter R. Call serve as directors of both Birds Eye Foods and Pro-Fac. Messrs. Overhiser and Call serve as the "Pro-Fac Directors" on Birds Eye Foods' Board of Directors pursuant to the
Securityholders Agreement

(2) Members of Pro-Fac's Audit Committee, which is a separately-designated standing Audit Committee established by and among Pro-Fac's Board of Directors for the purposes of, among other duties, overseeing the accounting and financial reporting processes of Pro-Fac and audits of Pro-Fac's financial statements. The charter of the Audit Committee is available on the Cooperative's Investor Relations website www.profaccoop.com/aboutProfac/investor.asp. Mr. Harrington is the Chairman of the Audit Committee. The Board of Directors has determined that Messrs. Harrington, Lipinski and Stotz each qualify as an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K and that each of the members of the Audit Committee satisfies the independence standards in
Section 4200(a)(15) of the NASD listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

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

Steven D. Koinzan has been a Director of Pro-Fac since 1982. He was Secretary of Pro-Fac from March 1993 until March 1995, Treasurer from March 1995 until 2000 and from March 2004 until March 2005 and Vice-President from 2000 until March 2004. Mr. Koinzan was elected to serve as a Second Vice President of Pro-Fac in March 2005. From 1994 to August 29, 2002, Mr. Koinzan served as a director of Birds Eye Foods; serving as Vice Chairman from 2001 to 2002. He has been a member of Pro-Fac since 1979. Mr. Koinzan is a popcorn, field corn and soybean farmer (Koinzan Farms; Norden, Nebraska).

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

Allan W. Overhiser has been a Director of Pro-Fac since March 1994, a Vice President since March 2004, and First Vice President and Treasurer since March 2005 and a member of Pro-Fac since 1984. Mr. Overhiser also serves as a Director of Birds Eye Foods and has served in this capacity since May, 2004. Mr. Overhiser is a fruit farmer (A.W. Overhiser Orchards; South Haven, Michigan).

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

Cornelius D. Harrington Jr. has been a Director of Pro-Fac since August 2002. Mr. Harrington also served as Director of Birds Eye Foods from 1999 to August 19, 2002. Prior to his retirement, he was President of the Bank of New England-West in Springfield, MA a predecessor to the Bank of New England-West from 1978 to December 1990. He was Chief Executive Officer of the Bank of New England-West from 1984 to December 1990. Until 1987, he served as Chairman of the Board of Directors of BayState Medical Center in Springfield, Massachusetts. He is a former Director of the Farm Credit Bank of Springfield.

William J. Lipinski has been a Director of Pro-Fac since March 2006. Mr. Lipinski currently is the President and Chief Executive Officer of First Pioneer Farm Credit, ACA and has served in these offices since June 1994. Mr. Lipinski also serves as Chairman of the Board of Directors for Farm Credit Financial Partners, Inc., and has served as Chairman since 1998. Mr. Lipinski also served as Director of Farm Credit Leasing Services Corporation from 1998 to 2003 and as Chairman of Farm Credit System's Presidents Planning Committee from 2000 to 2003. Mr. Lipinski has also held various positions with Farm Credit Bank of Springfield, Springfield Bank for Cooperatives, and Southern New England Production Credit and Federal Land Bank Associations.

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

Section 16(a) Beneficial Ownership Reporting Compliance: Section 16(a) of the Securities Exchange Act of 1934 requires Pro-Fac's directors and officers, and persons who own more than 10% of a registered class of Pro-Fac's equity securities, to file reports of ownership and changes in ownership of the securities of Pro-Fac with the Securities and Exchange Commission (the "SEC"). Pro-Fac officers and directors and beneficial owners of more than 10% of any registered class of Pro-Fac's equity securities are required by SEC regulation to furnish Pro-Fac with copies of all Section 16(a) reports they file.

Based upon a review of the copies of such reports, all filing requirements under
Section 16(a) applicable to its officers, directors and greater than 10% beneficial owners were complied with, except a late report on Form 4 for each of: Messrs. Burmeister, Call, Dahlstedt, DeBadts, Fox, Koinzan, Mattingly, Overhiser, Roe, Sarff and Vincent was filed on February 16, 2006 to report the issuance of shares of Series A preferred stock upon conversion of membership allocation certificates, retains, on January 3, 2006.

Code of Ethics: The Board of Directors has adopted the "Pro-Fac Cooperative, Inc. Principal Executive Officer/Senior Financial Officer Code of Ethics" that applies to the Company's principal executive officer and principal financial officer. A copy of the Code of Ethics is available at the Cooperative's Investor Relations website - "About Pro-Fac" (www.profaccoop.com/aboutProfac/investor.asp). The Cooperative intends to post amendments to or waivers from the Code of Ethics for its principal executive officer and its principal financial officer at this location on that website.

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

The following table sets forth information concerning the compensation paid for each of the fiscal years ended June 24, 2006, June 25, 2005 and June 26, 2004 to Mr. Wright, Pro-Fac's only "Named Executive Officer" during fiscal 2006.

Executive Compensation
Summary Compensation Table (1)

                                                               Annual
                                                           Compensation (3)
                                           Fiscal      -----------------------         All Other
Name and Principal Position                 Year       Salary(4)      Bonus(5)      Compensation (6)
---------------------------                 ----       ---------      --------      ----------------
Stephen R. Wright (2)                       2006       $ 129,423       $     0           $ 3,766
                                            2005         149,804             0             2,885
                                            2004         234,000        19,000             7,532

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

(6) Consisting of matching contributions under Pro-Fac's 401(k) Plan in fiscal year 2006 and 2005 and matching contributions under Birds Eye Foods' 401(k) plan for fiscal year 2004.

Directors' Compensation: During fiscal 2006, Pro-Fac Directors were each paid an annual retainer. Messrs. Altemus, Burmeister, Dahlstedt, Debadts, Fox, Koinzan, Mattingly, Overhiser, Roe and Vincent, were paid an annual retainer of $8,000. Mr. Call, who also serves as Chairman of the Board of Directors of Pro-Fac, was paid an annual retainer of $12,000. All non-member-grower directors of Pro-Fac, consisting of Messrs. Harrington, Lipinski, Stotz and Mr. James A. Pierson, who served as a director until March 2006, received retainers at an annual rate of $20,000. Directors are not paid additional compensation for serving on a standing committee of the Board of Directors or for their participation in special assignments in their capacity as directors. All directors receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of the Board. There is no change in director compensation in fiscal 2007 from fiscal 2006.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements: Pursuant to an employment agreement entered into on July 30, 2004 and extended on March 23, 2006, beginning August 19, 2004, Mr. Wright is employed as the General Manager, Chief Executive Officer and Chief Financial Officer of Pro-Fac, reporting to Pro-Fac's Board of Directors. The agreement extends until (and including) August 19, 2008 and provides for an annualized salary of $185,000 beginning August 19, 2006. Mr. Wright is entitled to participate in employee benefits and perquisites generally made available to employees of Pro-Fac. Pro-Fac has also agreed to maintain a 401(k) plan (or similar arrangement) pursuant to which Pro-Fac will contribute up to 3% of Mr. Wright's earned compensation, to provide Mr. Wright with term life insurance, short-term and long-term disability insurance, personal accident insurance and accidental death and dismemberment insurance.

Either Mr. Wright or Pro-Fac, subject to the rights and obligations set forth in the employment agreement, including proper notice, may terminate Mr. Wright's employment. Pro-Fac is obligated to pay Mr. Wright his salary plus benefits for the remainder of the month in which such termination becomes effective and for a period of six (6) months thereafter in the event Mr. Wright's employment is terminated for any reason other than "for cause" (as such term is defined in the employment agreement, other than, for death, disability, merger, consolidation, dissolution or cessation of business). Mr. Wright's employment agreement contains provisions relating to non-competition and non-solicitation of customers during the term of his employment and for a period of 12 months thereafter (except if Mr. Wright's employment is terminated without cause), and non-solicitation of Pro-Fac's employees for 12 months following termination of employment. Mr. Wright's employment agreement further provides that, if Mr. Wright's employment is terminated as a result of the dissolution of Pro-Fac or the cessation of Pro-Fac's business, or in the event of the merger or consolidation of Pro-Fac, the Cooperative will have no future or continuing obligations to Mr. Wright, other than the payment of his salary plus benefits for the remainder of the month in which such termination became effective or the merger or consolidation occurred, and for a period of six (6) months thereafter.

Compensation Committee Interlocks and Insider Participation: The members of the Cooperative's Compensation Committee of the Board of Directors during fiscal 2006 were: Mr. Steven Koinzan, Mr. Allan Overhiser, Mr. Kenneth Mattingly, Mr. William Lipinski beginning March 2006, Mr. James Pierson until March 2006, and Mr. Peter Call.

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

Mr. Koinzan, Mr. Overhiser, Mr. Mattingly and Mr. Call are member-growers of Pro-Fac. Accordingly, as member-growers of the Cooperative, during fiscal 2006 they received payments from Pro-Fac for crops delivered by them directly or indirectly through entities owned or controlled by them. During fiscal year 2006, the aggregate amount of payments received by Messrs. Koinzan, Overhiser, Mattingly and Call, directly or indirectly through entities owned or controlled by them, for their crops was approximately $389,000, $110,000, $701,000 and $2,086,000, respectively.

No interlocking relationships exist between members of the Pro-Fac Board or Compensation Committee and the board of directors or compensation committee of another company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership, as of June 24, 2006, by (i) each person or entity (including any group) who is known by Pro-Fac to own beneficially more than 5 percent of Pro-Fac's common stock (voting securities) and (ii) each Pro-Fac director, each Named Executive Officer included in the Summary Compensation Table, and all directors and current executive officers as a group, as to each class of securities of Pro-Fac.

                                                                           Amount and Nature of        Percent of
           Name                                Title of Class             Beneficial Ownership(a)       Class(b)
---------------------------------       ----------------------------      -----------------------      ----------

Charles R. Altemus                      Common                                  21,007 (v)                1.19%
                                        Class A Cumulative Preferred             2,441 (v)                0.05%

Dale W. Burmeister                      Common                                  10,450 (c)                0.59%
                                        Class A Cumulative Preferred               657 (c)                0.01%
                                        Class A Cumulative Preferred               720                    0.01%

Peter R. Call                           Common                                  40,536 (d)                2.29%
                                        Class A Cumulative Preferred            27,177 (d)                0.55%
                                        Class A Cumulative Preferred            14,194 (e)                0.29%
                                        Class A Cumulative Preferred             5,361 (f)                0.11%
                                        Class A Cumulative Preferred            10,146                    0.21%
                                        Class A Cumulative Preferred             1,700 (g)                0.03%
                                        Class A Cumulative Preferred             1,795 (h)                0.04%

Kenneth A. Dahlstedt                    Common                                   7,375                    0.42%
                                        Common                                   1,833 (i)                0.10%
                                        Class A Cumulative Preferred               884                    0.02%
                                        Class A Cumulative Preferred               211 (i)                0.00%

Robert DeBadts                          Common                                  12,737 (j)                0.72%
                                        Class A Cumulative Preferred            13,483 (j)                0.27%
                                        Class A Cumulative Preferred               307 (k)                0.01%

Bruce R. Fox                            Common                                  11,315 (l)                0.64%
                                        Common                                     240 (m)                0.01%
                                        Class A Cumulative Preferred             9,316 (l)                0.19%
                                        Class A Cumulative Preferred             9,032 (n)                0.18%
                                        Class A Cumulative Preferred             1,085                    0.02%
                                        Class A Cumulative Preferred               955 (o)                0.02%

Cornelius D. Harrington, Jr.            None

Steven D. Koinzan                       Common                                  11,184                    0.63%
                                        Class A Cumulative Preferred             6,935                    0.14%
                                        Class A Cumulative Preferred               250 (p)                0.01%

William J. Lipinski                     None

Kenneth A. Mattingly                    Common                                  12,758 (q)                0.72%
                                        Class A Cumulative Preferred            13,517 (q)                0.27%

Allan W. Overhiser                      Common                                   3,258 (r)                0.18%
                                        Class A Cumulative Preferred             2,262 (r)                0.05%

Paul E. Roe                             Common                                  24,907 (s)                1.41%
                                        Class A Cumulative Preferred             9,354 (s)                0.19%

Darell Sarff                            Common                                   2,616                    0.15%
                                        Class A Cumulative Preferred             2,171                    0.04%

Frank M. Stotz                          None


James Vincent                           Common                                  23,419 (t)                1.32%
                                        Common                                   1,496 (u)                0.08%
                                        Class A Cumulative Preferred             7,810 (u)                0.16%

Stephen R. Wright                       Class A Cumulative Preferred             1,640                    0.03%

All directors and current executive
 officers as a group (16)               Common                                 183,635                   10.38%
                                        Class A Cumulative Preferred           143,403                    2.91%

(a) Certain of the directors named above may have the opportunity, along with the other Pro-Fac members producing a specific crop, to acquire beneficial ownership of additional shares of the common stock of Pro-Fac within a period of approximately 60 days, commencing each year on February 1, if Pro-Fac determines that a permanent change is required in the total quantity of that particular crop.
(b) Based on 1,769,543 shares of common stock and 4,929,272 shares of Class A Cumulative Preferred stock outstanding as of June 24, 2006. In the above table, each director who has direct beneficial ownership of common or preferred shares by reason of being the record owner of such shares has sole voting and investment power with respect to such shares, while each director who has direct beneficial ownership of common or preferred shares as a result of owning such shares as a joint tenant has shared voting and investment power regarding such shares. Each director who has indirect beneficial ownership of common or preferred shares resulting from his status as a shareholder or a partner of a corporation or partnership which is the record owner of such shares has sole voting and investment power if he controls such corporation or partnership. If he does not control such corporation or partnership, he has shared voting and investment power. Pro-Fac does not believe that the percentage ownership of any such corporation or partnership by a director is material, since in the aggregate no director beneficially owns in excess of 5 percent of either the common or preferred shares of Pro-Fac. Moreover, Pro-Fac members are only entitled to one vote regardless of the number of shares of common stock owned.
(c)  Record ownership by Lakeshore Farms, Inc.
(d)  Record ownership by My-T Acres, Inc.
(e)  Record ownership by My-T Acres, Inc. Employee Profit Sharing Plan
(f)  Record ownership by Call Farms, Inc.
(g)  Record ownership by Julie Call, Mr. Call's spouse
(h)  Record ownership by Casey Call, minor child of Peter R. Call
(i)  Record ownership by Ag-Pro, Inc.
(j)  Record ownership by Lake Breeze Fruit Farm, Inc.
(k)  Record ownership jointly with spouse
(l)  Record ownership by N.J. Fox & Sons, Inc.
(m)  Record ownership by AEBIG Apple LLC
(n)  Record ownership by Kathleen Fox, Mr. Fox's spouse
(o)  Record ownership by Bruce Fox IRA
(p)  Record ownership by Steven and Lois Koinzan, jointly
(q)  Record ownership by M-B Farms, Inc.
(r)  Record ownership by A.W. Overhiser Orchards
(s)  Record ownership by Roe Acres, Inc.
(t)  Record ownership by L-Brooke Farms, LLC
(u)  Record ownership by L-Brooke Farms, Inc.
(v)  Record ownership by Charles and Mildred Altemus, jointly

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Securityholders Agreement and Limited Liability Company Agreement: Pro-Fac, Stephen R. Wright, the Chief Executive Officer, Chief Financial Officer, General Manager and Secretary of Pro-Fac and others are parties to the Securityholders Agreement and Limited Liability Company Agreement because of their ownership of common units of Holdings LLC. Both the Securityholders Agreement and the Limited Liability Company Agreement are described in this Report under the heading "Description of Business - General Development of Business" in Part I, Item 1, and such descriptions are incorporated by reference into this Item 13. As of June 24, 2006, Mr. Wright owned approximately 553 Class C common units, representing approximately 4.3 percent of the issued and outstanding Class C common units and approximately 379 Class D common units, representing approximately 2.8 percent of the issued and outstanding Class D common units of Holdings LLC.

Purchase of Crops by Pro-Fac and Crops and Agricultural Services by Birds Eye
Foods: Pro-Fac members sell crops grown by them to Pro-Fac pursuant to general marketing agreements between Pro-Fac and its members. Pro-Fac, in turn, markets and sells its members' crops to food processors, including Birds Eye Foods. The Directors of Pro-Fac, other than James A. Pierson, who served as a director of the Cooperative until March 2006, Cornelius D. Harrington, Frank M. Stotz and William J. Lipinski, who began his service as a director of Pro-Fac in March 2006, are grower-members of Pro-Fac. Accordingly, during fiscal year 2006, as member-growers of the Cooperative, they received payments from Pro-Fac for crops delivered by them directly or indirectly through entities owned or controlled by them. Certain directors also receive payments from Birds Eye Foods for crops delivered and agricultural services provided by them directly or indirectly through entities owned or controlled by them.

During fiscal 2006, the following directors, directly or indirectly through entities owned or controlled by them, received payments from Pro-Fac for crops and Birds Eye Foods for crops and agricultural services as follows:


(Dollars in Thousands)
                                                         RELATIONSHIP                                 PAYMENTS RECEIVED
        NAME                                              TO PRO-FAC                                     FISCAL 2006
---------------------------------------------    -------------------------------------         ------------------------------

                                                                                                  Pro-Fac     Birds Eye Foods
                                                                                                  -------     ---------------
Charles R. Altemus...........................    Director                                          $  339         $    0
Dale W. Burmeister...........................    Director                                          $  552         $    0
Peter R. Call................................    Director and President                            $2,086         $1,527
Kenneth A. Dahlstedt.........................    Director                                          $  385         $    0
Robert DeBadts...............................    Director                                          $  424         $  109
Bruce R. Fox.................................    Director                                          $  272         $  315
Steven D. Koinzan ...........................    Director and Vice President                       $  389         $   96
Kenneth A. Mattingly.........................    Director                                          $  701         $  974
Allan W. Overhiser...........................    Director, Vice President and Treasurer            $  110         $    0
Paul E. Roe .................................    Director                                          $  578         $  197
Darell Sarff.................................    Director                                          $   40         $    0
James Vincent................................    Director                                          $1,328         $  405


Directors' and Officers' Liability Insurance: As authorized by New York law and in accordance with the policy of that state, the Cooperative has obtained insurance from Cincinnati Insurance Companies and U.S. Specialty insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative. This insurance has terms expiring on August 19, 2007, at an annual cost of approximately $180,000. Additionally, the Cooperative has obtained insurance from St. Paul Mercury Insurance Company and Great American Insurance Company, insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative for events occurring prior to August 19, 2002 where claims are submitted prior to August 19, 2008. This insurance has a term expiring on August 19, 2008, at a cost of approximately $463,000. As of the date of this Report, no sums have been paid to any officers or directors of the Cooperative under either of these indemnification insurance policies.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Auditor for Fiscal 2006 and 2005: The following table shows the aggregate fees billed for audit and other services provided by Deloitte & Touche LLP ("D&T") for fiscal years 2006 and 2005.


                                                       2006                 2005
                                                       ----                 ----
Audit Fees                                            $47,800            $60,472
Audit-Related Fees                                          0                  0
Tax Fees                                                    0                  0
All Other Fees                                              0                  0
                                                      -------            -------
Total                                                 $47,800            $60,472
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

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

     1. Financial Statements. The following Financial Statements and Supplementary Data of Pro-Fac and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:


                                                                                                                         Page
                                                                                                                         ----
Pro-Fac Cooperative, Inc.:
   Report of Independent Registered Public Accounting Firm..............................................................   23
   Financial Statements:
     Statements of Operations, Allocation of Net Income/(Loss) and Comprehensive Income/(Loss)
       for the years ended June 24, 2006, June 25, 2005 and June 26, 2004...............................................   24
     Balance Sheets at June 24, 2006 and June 25, 2005..................................................................   25
     Statements of Cash Flows for the years ended June 24, 2006, June 25, 2005 and June 26, 2004........................   26
     Statements of Changes in Shareholders' and Members' Capitalization/(Deficit) and Redeemable and Common Stock
       for the years ended June 24, 2006, June 25, 2005 and June 26, 2004...............................................   27
     Notes to Financial Statements......................................................................................   28


     2.  Financial Statement Schedules:

         Separate Financial Statements of Fifty-Percent or Less Owned Persons:
         Exhibit 99 to this Report, Birds Eye Holdings LLC consolidated financial statements and financial statement schedule for the fiscal years ended June 24, 2006 and June 25, 2005, is incorporated by reference into this Report as the "Separate Financial Statements of Fifty-Percent or Less Owned Persons", a Financial Statement schedule required as part of this Report.

         Schedules other than those listed above are omitted because they are either not applicable or not required, or the required information is shown in the Financial Statements or the notes thereto.

3. Exhibits. The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:


     Exhibit
     Number                              Description
     ------     ----------------------------------------------------------------
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


        10.9    Amendment No. 1 to Amended and Restated Limited Liability
                Company Agreement of Birds Eye Holdings LLC (filed as Exhibit
                10.10 to Pro-Fac's Annual Report on Form 10-K for the fiscal year ended June 28, 2003 and incorporated herein by reference).

        10.10   Amendment No. 2 to Amended and Restated Limited Liability
                Company Agreement of Holdings LLC (filed as Exhibit 10.10 to
                Pro-Fac's Annual Report on Form 10-K for the fiscal year ended
                June 26, 2004 and incorporated herein by reference).

        10.11   Amendment No. 3 to Amended and Restated Limited Liability
                Company Agreement of Birds Eye Holdings LLC (filed herewith).

        10.12   Amendment No. 4 to Amended and Restated Limited Liability
                Company Agreement of Birds Eye Holdings LLC (filed herewith).

        10.13   Form of Management Unit Subscription Agreement dated as of
                August 19, 2002 between Holdings LLC and each executive officer of Birds Eye Foods party thereto (filed as Exhibit 99.1 to
                Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

       *10.14   Employment Agreement between Pro-Fac and Stephen R. Wright dated
                July 30, 2004 (filed as Exhibit 10.12 to Pro-Fac's Annual Report on Form 10-K for the fiscal year ended June 26, 2004 and incorporated herein by reference).

       *10.15 Extension and Amendment to Employment Agreement between Pro-Fac and Stephen R. Wright dated March 23, 2006 (filed as Exhibit
                10.2 to Pro-Fac's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 25, 2006 and incorporated herein by reference).

       *10.16   Summary of Compensation Arrangements for the Cooperative's Named
                Executive Officer and Directors (filed herewith).

        31      Section 302 Certification of the Principal Executive Officer and
                Principal Financial Officer (filed herewith).

        32      Certification of Principal Executive Officer and Principal
                Financial Officer pursuant to 18 USC, Section 1350, as adopted pursuant to Section 906 (filed herewith).

        99 Birds Eye Holdings LLC consolidated financial statements and financial statement schedule for the fiscal years ended June 24, 2006 and June 25, 2005 (filed herewith).


*Management contracts or compensatory plans or arrangements.

 (b)     See Item 15(a)(3) above.
 (c)     See Item 15(a)(2) above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         PRO-FAC COOPERATIVE, INC.


Date: September 20, 2006        BY: /s/   Stephen R. Wright
                                    -----------------------------
                                          Stephen R. Wright
                                    General Manager, Chief Executive Officer,
                                    Chief Financial Officer and Secretary
                                    (Principal Executive Officer,
                                    Principal Financial Officer, and
                                    Principal Accounting Officer)



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


                              SIGNATURE                            TITLE                                   Date
                              ---------                   --------------------------                -------------------

/s/     Peter R. Call                                     President and Director                    September 20, 2006
        -------------------------------------------
        (PETER R. CALL)

/s/     Allan W. Overhiser                                Vice President, Treasurer and             September 20, 2006
        -------------------------------------------       Director
        (ALLAN W. OVERHISER)

/s/     Steven D. Koinzan                                 Vice President and Director               September 20, 2006
        -------------------------------------------
        (STEVEN D. KOINZAN)

/s/     Bruce R. Fox                                      Director                                  September 20, 2006
        -------------------------------------------
        (BRUCE R. FOX)

/s/     Charles R. Altemus                                Director                                  September 20, 2006
        -------------------------------------------
        (CHARLES R. ALTEMUS)

/s/     Dale W. Burmeister                                Director                                  September 20, 2006
        -------------------------------------------
        (DALE W. BURMEISTER)

/s/     Kenneth A. Dahlstedt                              Director                                  September 20, 2006
        -------------------------------------------
        (KENNETH A. DAHLSTEDT)

/s/     Robert DeBadts                                    Director                                  September 20, 2006
        -------------------------------------------
        (ROBERT DeBADTS)

/s/     Cornelius D. Harrington, Jr.                      Director                                  September 20, 2006
        -------------------------------------------
        (CORNELIUS D. HARRINGTON, JR.)

/s/     William J. Lipinski                               Director                                  September 20, 2006
        -------------------------------------------
        (WILLIAM J. LIPINSKI)

/s/     Kenneth A. Mattingly                              Director                                  September 20, 2006
        -------------------------------------------
        (KENNETH A. MATTINGLY)

/s/     Paul E. Roe                                       Director                                  September 20, 2006
        -------------------------------------------
        (PAUL E. ROE)

/s/     Darell Sarff                                      Director                                  September 20, 2006
        -------------------------------------------
        (DARELL SARFF)

/s/     Frank M. Stotz                                    Director                                  September 20, 2006
        -------------------------------------------
        (FRANK M. STOTZ)

/s/     James Vincent                                     Director                                  September 20, 2006
        -------------------------------------------
        (JAMES VINCENT)

/s/     Stephen R. Wright                                 General Manager, Chief Executive          September 20, 2006
        -------------------------------------------       Officer, Chief Financial Officer
        (STEPHEN R. WRIGHT)                               and Secretary
                                                          (Principal Executive Officer,
                                                          Principal Financial Officer, and
                                                          Principal Accounting Officer)


                                  Exhibit Index


     Exhibit
     Number                               Description
     ------     ----------------------------------------------------------------
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


        10.9    Amendment No. 1 to Amended and Restated Limited Liability
                Company Agreement of Birds Eye Holdings LLC (filed as Exhibit
                10.10 to Pro-Fac's Annual Report on Form 10-K for the fiscal year ended June 28, 2003 and incorporated herein by reference).

        10.10   Amendment No. 2 to Amended and Restated Limited Liability
                Company Agreement of Holdings LLC (filed as Exhibit 10.10 to
                Pro-Fac's Annual Report on Form 10-K for the fiscal year ended
                June 26, 2004 and incorporated herein by reference).

        10.11   Amendment No. 3 to Amended and Restated Limited Liability
                Company Agreement of Birds Eye Holdings LLC (filed herewith).

        10.12   Amendment No. 4 to Amended and Restated Limited Liability
                Company Agreement of Birds Eye Holdings LLC (filed herewith).

        10.13   Form of Management Unit Subscription Agreement dated as of
                August 19, 2002 between Holdings LLC and each executive officer of Birds Eye Foods party thereto (filed as Exhibit 99.1 to
                Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

       *10.14   Employment Agreement between Pro-Fac and Stephen R. Wright dated
                July 30, 2004 (filed as Exhibit 10.12 to Pro-Fac's Annual Report on Form 10-K for the fiscal year ended June 26, 2004 and incorporated herein by reference).

       *10.15 Extension and Amendment to Employment Agreement between Pro-Fac and Stephen R. Wright dated March 23, 2006 (filed as Exhibit
                10.2 to Pro-Fac's Quarterly Report on Form 10-Q for the third fiscal quarter ended March 25, 2006 and incorporated herein by reference).

       *10.16   Summary of Compensation Arrangements for the Cooperative's Named
                Executive Officer and Directors (filed herewith).

        31      Section 302 Certification of the Principal Executive Officer and
                Principal Financial Officer (filed herewith).

        32      Certification of Principal Executive Officer and Principal
                Financial Officer pursuant to 18 USC, Section 1350, as adopted pursuant to Section 906 (filed herewith).

        99 Birds Eye Holdings LLC consolidated financial statements and financial statement schedule for the fiscal years ended June 24, 2006 and June 25, 2005 (filed herewith).


                *Management contracts or compensatory plans or arrangements.