Form 10-Q
period 2006-09-23
PRO-FAC COOPERATIVE INC
filed 2006-11-08
CIK 202932

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
                                    Form 10-Q
                                ----------------

   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 23, 2006

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

                                    YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of October 30, 2006.

                            Common Stock - 1,769,543

================================================================================

                                    FORM 10-Q
                For the Quarterly Period Ended September 23, 2006
                            PRO-FAC COOPERATIVE, INC.
                                TABLE OF CONTENTS

                                                                           PAGE

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.............................................    3

ITEM 2. Management's Discussion and Analysis of Financial Condition

        and Results of Operations........................................   16

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.......   21

ITEM 4. Controls and Procedures..........................................   22

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings................................................   22

ITEM 6. Exhibits.........................................................   22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited condensed financial statements of Pro-Fac Cooperative, Inc. ("Pro-Fac" or "the Cooperative") as of September 23, 2006 and for the three month periods ended September 23, 2006 and September 24, 2005 are presented on the following pages. The financial statements have been prepared in accordance with the Cooperative's usual accounting policies, are based, in part, on estimates and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods. The June 24, 2006 condensed balance sheet was derived from the Cooperative's audited balance sheet at June 24, 2006.

This Part I also includes management's discussion and analysis of the Cooperative's financial condition as of September 23, 2006 and its results of operations for the three month period ended September 23, 2006.

Pro-Fac Cooperative, Inc.
Condensed Statements of Operations, Allocation of Net Income/(Loss) and Comprehensive Income/(Loss)
(Unaudited)

(Dollars in Thousands)

                                                                Three Months Ended
                                                        -------------------------------------

                                                          September 23,        September 24,
                                                              2006                2005
                                                        -----------------   -----------------
Net sales                                               $             808   $               0
Cost of sales                                                         833                   0
                                                        -----------------   -----------------
Gross loss                                                            (25)                  0
Equity in loss of Birds Eye
  Holdings LLC                                                          0              (4,286)
Gain from transaction with Birds Eye Foods, Inc.
  and related agreements                                            2,400               2,380
Margin on delivered product                                            58                  52
Selling, administrative and general expense                          (342)               (268)
Other income                                                            0                  15
                                                        -----------------   -----------------
Operating loss                                                      2,091              (2,107)
Interest income                                                        57                  33
Interest expense                                                      (12)                (16)
                                                        -----------------   -----------------
Income/(loss) before income taxes                                   2,136              (2,090)
Income taxes                                                         (536)                  0
                                                        -----------------   -----------------
Net income/(loss)                                       $           1,600   $          (2,090)
                                                        =================   =================

Net income/(loss)                                       $           1,600   $          (2,090)
Other comprehensive loss:
   Unrealized loss on hedging activity of
     equity investee                                                    0                 (72)
   Minimum pension liability of investee                                0                 (71)
                                                        -----------------   -----------------

Comprehensive income/(loss)                             $           1,600   $          (2,233)
                                                        =================   =================

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Balance Sheets
(Unaudited)

(Dollars in Thousands)

                                                                                September 23,         June 24,
                                                                                     2006               2006
                                                                              -----------------   -----------------
                                                      ASSETS

Current assets:
   Cash and cash equivalents                                                  $           2,426   $           2,391
   Accounts receivable, trade                                                             2,248               1,733
   Accounts receivable from Birds Eye Foods, Inc.                                        16,075               7,668
   Inventory                                                                              1,170                 228
   Prepaid expenses and other current assets                                                185                  27
                                                                              -----------------   -----------------
         Total current assets                                                            22,104              12,047

Fixed assets, net                                                                            15                  16
Investment in Birds Eye Holdings LLC                                                      5,924               1,942
                                                                              -----------------   -----------------
         Total assets                                                         $          28,043   $          14,005
                                                                              =================   =================

                                LIABILITIES AND SHAREHOLDERS' AND MEMBERS' DEFICIT

Current liabilities:
   Accounts payable                                                           $             485   $             112
   Other accrued expenses                                                                    13                   6
   Accrued income taxes                                                                     866                 330
   Amounts due members                                                                   19,658              12,571
                                                                              -----------------   -----------------
      Total current liabilities                                                          21,022              13,019

Long-term debt                                                                            1,012                   0
                                                                              -----------------   -----------------
      Total liabilities                                                                  22,034              13,019
                                                                              -----------------   -----------------

Commitments and contingencies (Note 5)

Common stock, par value $5, authorized - 5,000,000 shares; issued
  and outstanding 1,769,543                                                               8,848               8,848
                                                                              -----------------   -----------------

Shareholders' and members' deficit:
   Retained earnings allocated to members                                                 6,771               6,771
   Non-cumulative preferred stock, par value $25, authorized
     5,000,000 shares; issued and outstanding 26,312                                        658                 658
   Class A cumulative preferred stock, liquidation preference
     $25 per share, authorized 10,000,000 shares; issued and
     outstanding 4,929,272                                                              123,233             123,233
   Special membership interests                                                          21,733              21,733
   Accumulated deficit                                                                 (155,234)           (154,675)
Accumulated other comprehensive (loss)/income:
   Unrealized gain on hedging activity of equity investee                                     0                 179
   Minimum pension liability adjustment of equity investee                                    0              (5,761)
                                                                              -----------------   -----------------
      Total shareholders' and members' deficit                                           (2,839)             (7,862)
                                                                              -----------------   -----------------
      Total liabilities and shareholders' and members' deficit                $          28,043   $          14,005
                                                                              =================   =================

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                                                 Three Months Ended
                                                                                      ---------------------------------------

                                                                                         September 23,        September 24,
                                                                                             2006                 2005
                                                                                      -----------------    ------------------
Cash Flows from Operating Activities:
   Net income/(loss)                                                                  $           1,600    $           (2,090)
   Adjustments to reconcile net income/(loss) to net cash used in operating activities:
     Depreciation                                                                                     1                     1
     Gain from transaction with Birds Eye Foods, Inc. and related agreements                     (2,400)               (2,380)
     Equity in loss of Birds Eye Holdings LLC                                                         0                 4,286
     Change in assets and liabilities:
       Accounts receivable                                                                       (8,922)               (5,824)
       Accounts payable and other accrued expenses                                                  380                    10
       Accrued income taxes                                                                         536                     0
       Amounts due members                                                                        7,087                 4,115
       Other assets and liabilities, net                                                         (1,100)                 (156)
                                                                                      -----------------    ------------------
Net cash used in operating activities                                                            (2,818)               (2,038)
                                                                                      -----------------    ------------------

Cash Flows from Investing Activities:
   Proceeds from Termination Agreement with Birds Eye Foods, Inc.                                 4,000                 4,000
                                                                                      -----------------    ------------------
Cash provided by investing activities                                                             4,000                 4,000
                                                                                      -----------------    ------------------

Cash Flows from Financing Activities:
   Borrowings on long-term debt                                                                   1,012                 1,000
   Cash dividends paid                                                                           (2,159)               (2,102)
                                                                                      -----------------    ------------------
Net cash used in financing activities                                                            (1,147)               (1,102)
                                                                                      -----------------    ------------------

Net change in cash and cash equivalents                                                              35                   860
Cash and cash equivalents at beginning of period                                                  2,391                 1,103
                                                                                      -----------------    ------------------
Cash and cash equivalents at end of period                                            $           2,426    $            1,963
                                                                                      =================    ==================

Supplemental Cash Flow Disclosure:

Increase in investment in Holdings LLC and equity                                     $           5,582    $                0
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

The Transaction: On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac, Birds Eye Foods, Inc. ("Birds Eye Foods") at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company, consummated the following transactions (which are referred to collectively as "the Transaction"):

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

As outlined above, Pro-Fac owns Class B common units of Holdings LLC. Until June 24, 2006, Pro-Fac accounted for its investment in Holdings LLC using the equity method of accounting. As explained below under "Investment in Birds Eye Holdings, LLC," effective June 25, 2006, Pro-Fac began using the cost method to account for this investment.

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements. Operating results for the interim period ended September 23, 2006 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 24, 2006.

Fixed Assets, Net: Fixed assets, which consist of office and computer equipment, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.

Inventory: The Cooperative supplies cherries to another cooperative that markets the cherries. Title remains with the Cooperative until the inventory is sold to third parties. Inventory and an equal amount due member-growers is recorded at estimated cost. Certain other inventory is purchased by the Cooperative for resale.

Investment in Birds Eye Holdings, LLC: Until June 24, 2006, Pro-Fac accounted for its investment in Holdings LLC under the equity method of accounting. The Cooperative included its share, based on ownership, of the change in Holdings LLC's minimum pension liabilities and unrealized holding gains and losses on hedging transactions in the Cooperative's other comprehensive loss.

In the first quarter of fiscal 2007, the Cooperative concluded that it could no longer exert significant influence over the operating and financial policies of Holdings LLC and its indirect, wholly-owned subsidiary, Birds Eye Foods. Therefore, the Cooperative began accounting for this investment using the cost method effective June 25, 2006. This conclusion was reached based on a number of factors, including Birds Eye Foods decision, announced in the first quarter of fiscal 2007, to sell or close production facilities to which Pro-Fac supplied 34 percent of the total commercial market value ("CMV") of raw product sold to all Pro-Fac customers and 44 percent of the total CMV supplied to Birds Eye Foods. Further, in conjunction with Birds Eye Foods announcement in October 2006 of its intent to repurchase its outstanding $50.0 million 11 7/8 percent senior subordinated notes, Holdings LLC's management notified Pro-Fac that, effective June 25, 2006, it will no longer provide Pro-Fac with financial information about Holdings LLC or Birds Eye Foods beyond that required under the Limited Liability Company Agreement of Holdings LLC (See Note 2). That agreement requires that Holdings LLC only provide annual financial statements. Moreover, financial information received is subject to confidentiality provisions that preclude public disclosure.

As a result of beginning to use the cost method, the Cooperative's proportionate share of the other comprehensive income and loss items of Holdings LLC previously recorded (net loss of approximately $5.6 million at June 24, 2006) was removed with a corresponding increase in the investment of approximately $5.6 million in accordance with Financial Accounting Standards Board Staff Position APB18-1 "Accounting by an Investor for its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence".

For the year ended June 24, 2006, Pro-Fac recorded equity method losses of $7.2 million. Cumulative equity method losses were $4.6 million through June 24, 2006.

Under the cost method, the Cooperative's share of earnings or losses is not included in the Cooperative's balance sheet or statement of operations and the Cooperative does not record its proportionate share of the other comprehensive income and loss items of Holdings LLC. Also, dividends received from Holdings LLC, if any, will be recorded as income when received. Impairment charges, if any, will be recognized in the statement of operations.

The aggregate cost of the Cooperative's investment in Holdings LLC was $5.9 million at September 23, 2006. Due to the Birds Eye Foods actions described above, Pro-Fac evaluated its investment in Holdings LLC for impairment as of September 23, 2006. As a result of that evaluation Pro-Fac determined that the investment was not impaired.

The following schedule sets forth summarized financial information of Holdings LLC for the three months ended September 24, 2005 (dollars in thousands):


Net sales                                               $       196,656
Gross profit                                                     35,377
Loss from continuing operations                                  (2,704)
Net loss                                                         (2,985)

Pro-Fac's share of the loss of Holdings LLC under the equity method of accounting was determined for the three months ended September 24, 2005 as follows:

                                                         (In Millions)

Net loss of Holdings LLC                                $          (3.0)
Less:
       Preferred return on Holdings
         LLC's preferred units                                     (7.9)
       Accretion of preferred units                                (0.1)
Plus:
       Interest on termination payments
         recorded by Holdings LLC                                   0.4
                                                        ---------------
Loss for common interests                                         (10.6)
Pro-Fac's share of common interests                               40.46%
                                                        ---------------
Equity loss from Holdings LLC                           $          (4.3)
                                                        ===============

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

                                  (In Millions)

                           2007              $ 283.5
                           2008                328.5
                           2009                380.6
                           2010                441.0

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

Gain from Transaction with Birds Eye Foods and Related Transaction: Payments under the Termination Agreement (See Note 2) are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage are recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining portion of payments received is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the first quarter of fiscal 2007 and the first quarter of fiscal 2006, Pro-Fac recognized approximately $2.4 million as additional gain from the receipt of termination payments ($4.0 million on each of July 1, 2006 and July 1, 2005).

Income Taxes: The Cooperative qualifies for tax exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative's taxable income for periods after August 19, 2002. At its March 2006 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal year ended June 24, 2006. The Board has decided to continue this policy in fiscal year 2007. As a result, the Cooperative recorded a tax provision of $0.5 million in the quarter ended September 23, 2006.

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

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage is recorded as a reduction of Pro-Fac's investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the transaction with Birds Eye Foods in the period it is received. Accordingly, in each of the first three months of fiscal 2007 and fiscal 2006, Pro-Fac recognized approximately $2.4 million as gain from transaction with Birds Eye Foods, Inc.

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

NOTE 3. DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a credit agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to borrow up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. At September 23, 2006, the Cooperative can borrow a maximum of $1.0 million in addition to the $1.0 million which had been borrowed at September 23, 2006. The amount available under the terms of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. Amounts borrowed and accrued interest are required to be paid only upon a sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holdings LLC or one of more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. As of September 23, 2006, $1.0 million was outstanding under the Credit Facility. As of June 24, 2006, no amount was outstanding under the Credit Facility.

Line of Credit: The Cooperative may borrow up to $2.0 million under the terms of an annually renewable line of credit (the "M&T Line of Credit") from Manufacturers and Traders Trust Company ("M&T Bank"). The M&T Line of Credit expires on September 30, 2007. At September 23, 2006 and June 24, 2006, there were no borrowings outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. The collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

Contractual Obligations Guaranteed: Pro-Fac guarantees certain obligations of Birds Eye Foods. Following is a schedule of obligations guaranteed by Pro-Fac:

(Dollars in Millions)

                                                 Amounts
                                                Committed
                                             at June 24, 2006       Expiration
                                             ----------------      -------------

Senior Subordinated Notes - 11 7/8 percent        $ 50.9           November 2008
Subordinated Promissory Notes                     $ 39.7           November 2008

On October 6, 2006, Birds Eye Foods disclosed in a Form 8-K Equivalent that it intended to work with its senior lender to obtain approval to repurchase the outstanding 11? percent senior subordinated notes after November 1, 2006.

NOTE 4. COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative's shares authorized, issued, and outstanding at September 23, 2006 and June 24, 2006.

                                                                                     Shares Issued and Outstanding
                                                                                    -------------------------------
                                                           Par         Shares        September 23,       June 24,
                                                          Value      Authorized          2006              2006
                                                        ---------    -----------    --------------    -------------
Common Stock                                            $    5.00      5,000,000         1,769,543        1,769,543
Non-Cumulative Preferred Stock                          $   25.00      5,000,000            26,312           26,312
Class A Cumulative Preferred Stock                      $    1.00     10,000,000         4,929,272        4,929,272
Class B Cumulative Preferred Stock                      $    1.00      9,500,000                 0                0
Class C Cumulative Preferred Stock                      $    1.00     10,000,000                 0                0
Class D Cumulative Preferred Stock                      $    1.00     10,000,000                 0                0
Class E Cumulative Preferred Stock                      $    1.00     10,000,000                 0                0
Class B, Series I 10% Cumulative Redeemable
         Preferred Stock                                $    1.00        500,000                 0                0

In the event of liquidation, the relative preference of Pro-Fac's outstanding securities is as follows: first retains, then all classes of preferred stock, pari passu, then common stock and, finally, special membership interests.

While the Cooperative presently has no plans to liquidate, if liquidation were to occur, the order of redemption and the amount required to fully redeem each class outstanding, at September 23, 2006, is as follows:

                                                            Amount Required
(Dollars in Thousands)                                      to Fully Redeem
                                                            ---------------

Retains                                                     $         6,771
Non-Cumulative Preferred Stock                                          658(1)
           AND
Class A Cumulative Preferred Stock                                  123,233(1)
Common Stock                                                          8,848
Special Membership Interests                                         21,733
                                                            ---------------
                                                            $       161,243
                                                            ===============

(1) Pari passu

Retained Earnings Allocated to Members ("Retains"): Retains arise from patronage income and are allocated to the accounts of members within 8 1/2 months of the end of each fiscal year. For the three month period ended September 23, 2006 and September 24, 2005, no patronage income was retained. Qualified retains are taxable income to the member in the year the allocation is made. At its March 2006 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage proceeds for the fiscal year ended June 24, 2006.

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

Pro-Fac's Class A cumulative preferred stock is listed under the symbol PFACP on the Nasdaq Capital Market.

The dividend rates for the preferred stock outstanding are as follows:

     Non-Cumulative Preferred Stock         $1.50 per share payable annually at
                                            the discretion of the Board.

     Class A Cumulative Preferred Stock     $1.72 per share annually, payable in
                                            four quarterly installments of $.43
                                            per share; cumulative, if not paid.

In September 2006, the Cooperative declared a cash dividend of $.21 per share on the Class A cumulative preferred stock. This dividend amounted to approximately $1.0 million and was paid on October 31, 2006.

The Cooperative's ability to pay dividends is dependent upon, among other factors, its available cash, capital surplus and its future earnings. The Cooperative's principal use of available cash has been the payment of dividends on its Class A cumulative preferred stock and its non-cumulative preferred stock. The $10.0 million annual receipts under the Termination Agreement have been the principal source of cash for payment of dividends with the last installment of $2.0 million payable on April 1, 2007. The Limited Liability Company Agreement of Holdings LLC provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to make annual distributions to Holdings LLC, which can in turn be used by Holdings LLC to fund distributions to its common unit holders, including Pro-Fac. Many factors could affect whether such distributions are made in the future and the current financing arrangements of Birds Eye Foods with its senior lenders include a covenant which precludes such distributions without the permission of the senior lenders.

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

On May 5, 2006, the Board determined, subject to all of the facts and circumstances at the relevant times, that it expected to declare a full quarterly dividend of $.43 per share of Class A cumulative preferred stock for payment in July 2006 and $.21 per share of Class A cumulative preferred stock for payment in October 2006. These dividends were paid in July and October 2006, respectively. Thereafter, the Board expects to declare dividends of $.21 per share of Class A cumulative stock for quarterly payments to be made in January 2007 and April 2007. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its Class A cumulative preferred stock. Dividends on the Class A cumulative preferred stock cumulate whether or not declared, and are payable in preference to any dividends on Pro-Fac common stock and the special membership interests.

In June 2006, the Board declared the annual dividend of $1.50 per share on the Cooperative's non-cumulative preferred stock (a total of approximately $40,000) which was paid in July 2006, and in accordance with the Cooperative's certificate of incorporation expects to set aside the proportionate share of the annual non-cumulative preferred stock dividend (expected to be approximately $15,000) for payment in July 2007, if, as expected, reduced quarterly dividend declarations are made in fiscal 2007 on the Class A cumulative preferred stock. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its non-cumulative preferred stock. To the extent any dividends are declared on the Class A cumulative preferred stock, a pro rata dividend will be declared on the non-cumulative preferred stock in accordance with Pro-Fac's certificate of incorporation.

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

While the Cooperative prepares its financial statements using generally accepted accounting principles, which are based primarily on historical cost, it determines its capital surplus under applicable state law. Under New York Law, capital surplus is the amount by which the fair value of the Cooperative's assets exceed the total of its liabilities and the par value of its capital stock. For the fiscal quarter ended September 23, 2006, the Cooperative's Board of Directors determined that capital surplus was available based upon evidence of the fair market value of the Cooperative's assets, including its investment in Holdings LLC. There can, however, be no assurance that the value of the Cooperative's assets, including its investment in Holdings LLC, will be sufficient to support a determination of capital surplus in the future. Absent sufficient capital surplus, the Cooperative will be prohibited from paying dividends. Factors that may influence the fair market value of the Cooperative's investment in Holdings LLC include the financial condition and results of operations of Birds Eye Foods.

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

Since the Board of Directors meeting in January 2006, Pro-Fac has not repurchased shares of common stock from member-growers, except on a case-by-case basis as approved by the Board of Directors.

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

Guarantees and Indemnifications: Pro-Fac is a guarantor, under an Indenture dated November 18, 1998, as amended, among Birds Eye Foods, the Guarantors named therein and The Bank of New York, as trustee, of Birds Eye Foods' obligations under its 11 7/8 percent Senior Subordinated Notes issued in fiscal 1999 in the original aggregate principal amount of $200.0 million. The aggregate principal amount is due November 1, 2008. Interest on the Notes accrues at the rate of 11 7/8 percent per annum and is payable semi-annually in arrears on May 1 and November 1. Pro-Fac, jointly and severally, guarantees Birds Eye Foods' obligations under the 11 7/8 percent Senior Subordinated Notes. As of June 24, 2006, the outstanding loan amount subject to the Cooperative's guarantee included principal of $50.0 million and accrued interest of $0.9 million. On October 6, 2006, Birds Eye Foods disclosed in a Form 8-K Equivalent that it intended to work with its senior lender to obtain approval to repurchase the outstanding 11 7/8 percent senior subordinated notes after November 1, 2006.

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

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management's current expectations and beliefs, all of which could be affected by the uncertainties and risk factors described below. The Cooperative's actual results could differ materially from those expressed or implied in the forward-looking statements. The risk factors that could impact the Cooperative include:

      o the Cooperative's ability to pay dividends is dependent upon, among other factors available cash, capital surplus and its future earnings. The Cooperative's principal use of available cash has been the payment of dividends on its Class A cumulative preferred stock and its non-cumulative preferred stock. The $10.0 million annual receipts under the Termination Agreement have been the principal source of cash for payment of dividends with the last two installments of $2.0 million each payable on January 1, 2007 and April 1, 2007. The Limited Liability Company Agreement of Holdings LLC contains terms and conditions relating to, among other things, the distribution of profits and losses and the rights and limitations of members of Holdings LLC; and provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to make annual distributions to Holdings LLC, which can in turn be used by Holdings LLC to fund distributions to its common unit holders. Pro-Fac owns Class B common units in and is a member of Holdings LLC. Many factors could affect whether such distributions are made in the future and the current financing arrangements of Birds Eye Foods with its senior lenders include a covenant which precludes such distributions without the permission of the senior lenders.

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

            On May 5, 2006, the Board determined, subject to all of the facts and circumstances at the relevant times, that it expected to declare a full quarterly dividend of $.43 per share of Class A cumulative preferred stock for payment in July 2006 and $.21 per share of Class A cumulative preferred stock for payment in October 2006. These dividends were paid in July and October 2006, respectively. Thereafter, the Board expects to declare dividends of $.21 per share of Class A cumulative stock for quarterly payments to be made in January 2007 and April 2007. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on Pro-Fac's Class A cumulative preferred stock. Dividends on the Class A cumulative preferred stock cumulate whether or not declared, and are payable in preference to any dividends on Pro-Fac common stock and the special membership interests.

            In June 2006 the Board declared the annual dividend of $1.50 per share on the Cooperative's non-cumulative preferred stock (a total of approximately $40,000) which was paid in July 2006, and in accordance with the Cooperative's Certificate of Incorporation expects to set aside the proportionate share of the annual non-cumulative preferred stock dividend (expected to be approximately $15,000) for payment in July 2007, if, as expected, reduced quarterly dividend declarations are made in fiscal 2007 on the Class A cumulative preferred stock. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its non-cumulative preferred stock. To the extent any dividends are declared on the Class A cumulative preferred stock, a pro rata dividend will be declared on the non-cumulative preferred stock in accordance with Pro-Fac's certificate of incorporation.

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

            While the Cooperative prepares its financial statements using generally accepted accounting principles, which are based primarily on historical cost, it determines its capital surplus under applicable state law. Under New York Law, capital surplus is the amount by which the fair value of the Cooperative's assets exceed the total of its liabilities and the par value of its capital stock. For the fiscal quarter ended September 23, 2006, the Cooperative's Board of Directors determined that capital surplus was available based upon evidence of the fair market value of the Cooperative's assets, including its investment in Holdings LLC. There can, however, be no assurance that the value of the Cooperative's assets, including its investment in Holdings LLC, will be sufficient to support a determination of capital surplus in the future. Absent sufficient capital surplus, the Cooperative will be prohibited from paying dividends. Factors that may influence the fair market value of the Cooperative's investment in Holdings LLC include the financial condition and results of operations of Birds Eye Foods.

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

      o In the first quarter of fiscal 2007, Birds Eye Foods announced its intention to sell or close five of its production facilities and to close its Watsonsville, California facility as part of its decision to exit from the vast majority of its non-branded frozen business. As explained in this Report, beginning June 25, 2006, Pro-Fac records its investment in Holdings LLC under the cost method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part I, Item 2 of this Report, and in "NOTE 1. Description of Business and Summary of Significant Accounting Policies - Investment in Birds Eye Holdings, LLC" in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Report.

            Two of the facilities identified for sale or closure are Birds Eye Foods' processing facilities located in Oakfield and Bergen, New York. Any facility not sold after its current production season will be closed between October 2006 and June 2007. Pro-Fac's New York member-growers supply snap beans, corn, peas, carrots, and squash to these New York processing facilities. In fiscal year 2006, Pro-Fac supplied raw product with a commercial market value of approximately $22.0 million to these New York facilities, representing approximately 34 percent of the total commercial market value ("CMV") of raw product sold to all Pro-Fac customers and approximately 44 percent of the total CMV of raw product supplied to Birds Eye Foods. There can be no assurance at this time that the facilities will continue to operate or that the Cooperative's members will be able to continue supplying raw product to those facilities. The Cooperative acts as an agent of its member-growers in the marketing and sale transactions with Birds Eye Foods and, therefore, records this activity on a net basis. Further, Pro-Fac has typically paid 100 percent of amounts received from customers, including Birds Eye Foods, to its member-growers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac's financial condition and results of operations in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. This section should be read in conjunction with Part I, Item 1. Financial Statements, of this Report.

                                    OVERVIEW

Since 1960, Pro-Fac has operated as a New York agricultural cooperative, owned and controlled by its members, to purchase, market, and sell crops grown by its member-growers, for the mutual benefit of its members. Only growers of crops marketed through Pro-Fac, or associations of such growers, can become members of Pro-Fac. Membership in Pro-Fac is evidenced by the ownership of Pro-Fac common stock. As of September 23, 2006, there were approximately 490 Pro-Fac members, consisting of individual growers or associations of growers, located principally in the states of New York, Delaware, Pennsylvania, Illinois, Michigan, Washington, Oregon, Nebraska and Florida. Crops marketed by Pro-Fac include fruits (cherries, apples, blueberries, and peaches), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, asparagus and potatoes) and popcorn. For the year ended June 24, 2006, Pro-Fac delivered crops with a commercial market value of approximately $65.2 million. Because Pro-Fac acts as an agent for its members in delivering crops, this activity is recorded on a net basis and no sales are reported.

Historically, Pro-Fac's primary sources of income have been payments received under the terms of the Termination Agreement with Birds Eye Foods and income it recognizes from its investment in Holdings LLC, using the equity method of accounting. Income or loss based on Pro-Fac's common equity interest in Holdings LLC, recorded under the equity method of accounting, varies depending on the operating results of Holdings LLC and the dividend requirements of Holdings LLC's preferred equity holders. Holdings LLC's operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary. Pro-Fac's primary source of cash has been payments under the Termination Agreement. Two scheduled installments of $2.0 million each remain payable to Pro-Fac under the Termination Agreement - $2.0 million in January 2007 and a final payment of $2.0 million on April 1, 2007. Although distributions under the Limited Liability Company are a potential source of cash, Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made. Pro-Fac's Board of Directors has developed a business plan that assumes distributions will not be made under the Limited Liability Company Agreement to replace the $10.0 million annual source of cash under the Termination Agreement ending on April 1, 2007.

Until June 24, 2006, Pro-Fac accounted for its investment in Holdings LLC under the equity method of accounting. The Cooperative included its share, based on ownership, of the change in Holdings LLC's minimum pension liabilities and unrealized holding gains and losses on hedging transactions in the Cooperative's other comprehensive loss.

In the first quarter of fiscal 2007, the Cooperative concluded that it could no longer exert significant influence over the operating and financial policies of Holdings LLC and its indirect, wholly-owned subsidiary, Birds Eye Foods. Therefore, the Cooperative began accounting for this investment using the cost method effective June 25, 2006. This conclusion was reached based on a number of factors, including Birds Eye Foods decision, announced in the first quarter of fiscal 2007, to sell or close production facilities to which Pro-Fac supplied 34 percent of the total CMV of raw product sold to all Pro-Fac customers and 44 percent of the total CMV supplied to Birds Eye Foods. Further, in conjunction with Birds Eye Foods announcement in October 2006 of its intent to repurchase its outstanding $50.0 million 11 7/8 percent senior subordinated notes, Holdings LLC's management notified Pro-Fac that, effective June 25, 2006, it will no longer provide Pro-Fac with financial information about Holdings LLC or Birds Eye Foods beyond that required under the Limited Liability Company Agreement of Holdings LLC. That agreement requires that Holdings LLC only provide annual financial statements. Moreover, financial information received is subject to confidentiality provisions that preclude public disclosure.

As a result of beginning to use the cost method, the Cooperative's proportionate share of the other comprehensive income and loss items of Holdings LLC previously recorded (net loss of approximately $5.6 million at June 24, 2006) was removed with a corresponding increase in the investment of approximately $5.6 million in accordance with Financial Accounting Standards Board Staff Position APB18-1 "Accounting by an Investor for its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence".

For the year ended June 24, 2006, Pro-Fac recorded equity method losses of $7.2 million. Cumulative equity method losses were $4.6 million through June 24, 2006.

Under the cost method, the Cooperative's share of earnings or losses is not included in the Cooperative's balance sheet or statement of operations and the Cooperative does not record its proportionate share of the other comprehensive income and loss items of Holdings LLC. Also, dividends received from Holdings LLC, if any, will be recorded as income when received. Impairment charges, if any, will be recognized in the statement of operations.

    RESULTS OF OPERATIONS - FIRST QUARTER 2007 COMPARED TO FIRST QUARTER 2006

Equity in income of Holdings LLC: For the quarter ended September 23, 2006, the Cooperative accounted for its investment in Holdings LLC using the cost method, therefore, no income or loss was recorded (See Notes to Condensed Financial Statements). A loss of approximately $4.3 million was recorded in the first quarter of fiscal 2006 using the equity method of accounting. Holdings' operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary.

During the quarter ended September 23, 2006, Pro-Fac's recorded investment in Holdings LLC increased by $4.0 million due to the offset of other comprehensive income and loss items of Holdings LLC previously recorded under the equity method of accounting ($5.6 million) against the carrying value of Pro-Fac's investment in Holdings LLC in conjunction with Pro-Fac using the cost method of accounting for this investment commencing June 25, 2006, net of the $1.6 million elimination (approximately 40 percent) of the portion of termination payments related to Pro-Fac's continuing indirect ownership of Birds Eye Foods.

Gain from transaction with Birds Eye Foods and related agreements: In accordance with the Termination Agreement, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1 until the final payment which is due April 1, 2007.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage are recorded as an adjustment to Pro-Fac's investment in Holdings LLC. The remaining portion of payments received is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the first quarter of fiscal 2007 and the first quarter of fiscal 2006, Pro-Fac recognized approximately $2.4 million as additional gain (approximately 60 percent) from the receipt of termination payments ($4.0 million on each of July 1, 2006 and July 1, 2005).

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members and on its own behalf, which result in margin being earned by the Cooperative. The Cooperative earned a minimal amount of margin during the quarters ended September 23, 2006 and September 24, 2005.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.3 million for each of the quarters ended September 23, 2006 and September 24, 2005.

Income taxes: The Cooperative qualifies for tax exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative's taxable income for periods after August 19, 2002. At its March 2006 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal year ended June 24, 2006. The Board has decided to continue this policy in fiscal year 2007. As a result, the Cooperative recorded a tax provision of $0.5 million in the quarter ended September 23, 2006.

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

Until June 24, 2006, Pro-Fac accounted for its investment in Holdings LLC under the equity method of accounting. The Cooperative included its share, based on ownership, of the change in Holdings LLC's minimum pension liabilities and unrealized holding gains and losses on hedging transactions in the Cooperative's other comprehensive loss.

In the first quarter of fiscal 2007, the Cooperative concluded that it could no longer exert significant influence over the operating and financial policies of Holdings LLC and its indirect, wholly-owned subsidiary, Birds Eye Foods. Therefore, the Cooperative began accounting for this investment using the cost method effective June 25, 2006. This conclusion was reached based on a number of factors, including Birds Eye Foods decision, announced in the first quarter of fiscal 2007, to sell or close production facilities to which Pro-Fac supplied 34 percent of the total CMV of raw product sold to all Pro-Fac customers and 44 percent of the total CMV supplied to Birds Eye Foods. Further, in conjunction with Birds Eye Foods announcement in October 2006 of its intent to repurchase its outstanding $50.0 million 11 7/8 percent senior subordinated notes, Holdings LLC's management notified Pro-Fac that, effective June 25, 2006, it will no longer provide Pro-Fac with financial information about Holdings LLC or Birds Eye Foods beyond that required under the Limited Liability Company Agreement of Holdings LLC. That agreement requires that Holdings LLC only provide annual financial statements. Moreover, financial information received is subject to confidentiality provisions that preclude public disclosure.

As a result of beginning to use the cost method, the Cooperative's proportionate share of the other comprehensive income and loss items of Holdings LLC previously recorded (net loss of approximately $5.6 million at June 24, 2006) was removed with a corresponding increase in the investment of approximately $5.6 million in accordance with Financial Accounting Standards Board Staff Position APB18-1 "Accounting by an Investor for its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence".

For the year ended June 24, 2006, Pro-Fac recorded equity method losses of $7.2 million. Cumulative equity method losses were $4.6 million through June 24, 2006.

Under the cost method, the Cooperative's share of earnings or losses is not included in the Cooperative's balance sheet or statement of operations and the Cooperative does not record its proportionate share of the other comprehensive income and loss items of Holdings LLC. Also, dividends received from Holdings LLC, if any, will be recorded as income when received. Impairment charges, if any, will be recognized in the statement of operations.

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

Pro-Fac has four sources or potential sources of available cash to fund its operating expenses and the payment of its quarterly dividends: (i) cash from its sale of raw products to its customers, (ii) payments received under the Termination Agreement with Birds Eye Foods, (iii) potential cash distributions related to its investment in Birds Eye Holdings LLC, and (iv) borrowings.

Pro-Fac's primary source of cash has been and currently is the installment payments from Birds Eye Foods under the Termination Agreement. Another potential source of cash is the CMV payments made to it by Birds Eye Foods and other customers for crops sold pursuant to the Amended and Restated Marketing and Facilitation Agreement and other supply agreements. Although CMV payments are considered a potential source of cash to Pro-Fac, with the exception of the Board's decision to deduct 1 percent of CMV otherwise payable to its grower-members for crops delivered in fiscal years 2003 and 2004, Pro-Fac has typically paid 100 percent of CMV to its member-growers for crops delivered and did so in fiscal 2005 and fiscal 2006 and expects to do so in fiscal 2007. Since such CMV payments are approximately equal to the cash Pro-Fac receives from its customers for its raw products, CMV payments are not considered a significant source of available cash from which Pro-Fac can pay operating expenses and quarterly dividends.

As stated above, Pro-Fac's current primary source of cash is its receipts under the Termination Agreement. There are two scheduled quarterly installment payments remaining as follows: $2.0 million each on January 1 and April 1, 2007.

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

While distributions under the Limited Liability Agreement are a potential source of cash, Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. Because Pro-Fac has no control over the determination of whether such distributions will be made, Pro-Fac's Board of Directors has developed a business plan that assumes distributions will not be made under the Limited Liability Company Agreement to replace the $10.0 million annual source of cash under the Termination Agreement ending on April 1, 2007.

On May 5, 2006, the Board determined, subject to all of the facts and circumstances at the relevant times, that it expected to declare a full quarterly dividend of $.43 per share of Class A cumulative preferred stock for payment in July 2006 and $.21 per share of Class A cumulative preferred stock for payment in October 2006. These dividends were paid in July and October 2006, respectively. Thereafter, the Board expects to declare dividends of $.21 per share of Class A cumulative stock for quarterly payments to be made in January 2007 and April 2007. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its Class A cumulative preferred stock. Dividends on the Class A cumulative preferred stock cumulate whether or not declared, and are payable in preference to any dividends on Pro-Fac common stock and the special membership interests.

In June 2006 the Board declared the annual dividend of $1.50 per share on the Cooperative's non-cumulative preferred stock (a total of approximately $40,000) which was paid in July 2006, and in accordance with the Cooperative's Certificate of Incorporation expects to set aside the proportionate share of the annual non-cumulative preferred stock dividend (expected to be approximately $15,000) for payment in July 2007, if, as expected, reduced quarterly dividend declarations are made in fiscal 2007 on the Class A cumulative preferred stock. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its non-cumulative preferred stock. To the extent any dividends are declared on the Class A cumulative preferred stock, a pro rata dividend will be declared on the non-cumulative preferred stock in accordance with Pro-Fac's certificate of incorporation.

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

Although Pro-Fac is attempting to increase revenue through expanding its customer base and the types of products and/or services it offers, the actual amount of available cash that may be generated from Pro-Fac's expanded operations depends upon how successful Pro-Fac is in this effort, including controlling any associated costs. For the three months ended September 23, 2006 and September 24, 2005, Pro-Fac generated minimal margin from sales of product to customers other than Birds Eye Foods. Any available cash generated from expanded products and/or services offerings by Pro-Fac is currently anticipated to be a secondary source of cash, and is not expected to provide a significant amount of available cash to fund Pro-Fac's operating expenses or dividend payments.

In addition to the cash payments to Pro-Fac pursuant to the Termination Agreement, Pro-Fac has available up to $1.0 million per year, until August 19, 2007, under the Credit Agreement with Birds Eye Foods, and up to $2.0 million under an annually renewable line of credit from M&T Bank, as discussed below. The current agreement with M&T Bank expires on September 30, 2007.

The Cooperative may borrow up to $2.0 million under the M&T Line of Credit. Principal amounts borrowed under the M&T Line of Credit bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. Pro-Fac's obligations under the M&T Line of Credit are secured by a security interest granted to M&T in substantially all of Pro-Fac's assets, excluding Pro-Fac's Class B common units owned in Holdings LLC. The collateral does include any distributions made to Pro-Fac by Holdings LLC in respect of Pro-Fac's Class B common units and cash payments made by Birds Eye Foods to the Cooperative. At September 23, 2006 and June 24, 2006, there was no balance outstanding under the M&T Line of Credit.

Net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, has been used to pay Pro-Fac's operating expenses as well as to pay dividends on its capital stock and fund repurchases of its common stock.

A discussion of "Consolidated Statement of Cash Flows" for the three months ended September 23, 2006 follows:

Net cash used in operating activities of $2.8 million for the first three months of fiscal 2007 primarily represents the timing of cash receipts from customers other than Birds Eye Foods and related cash payments to member-growers.

Cash provided by investing activities for the first three months of fiscal 2007 was $4.0 million related to the receipt by the Cooperative of $4.0 million from Birds Eye Foods under the Termination Agreement.

Net cash used in financing activities includes dividends paid ($2.1 million), net of amounts borrowed ($1.0 million) by the Cooperative during the three months ended September 23, 2006.

Pursuant to a directive of the Cooperative's Board of Directors in 2003, dividends will not be paid on the Cooperative's common stock for an indefinite period of time. Further, since the Board of Directors meeting in January 2006, Pro-Fac has not repurchased shares of common stock from member-growers, except on a case-by-case basis as approved by the Board of Directors.

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

Contractual Obligations: There have been no material changes to Pro-Fac's contractual obligations since June 24, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Transaction, Pro-Fac is subject to interest rate fluctuations related to borrowings under the M&T Line of Credit. Amounts borrowed bear interest at the prime rate plus 75 basis points. The M&T prime rate and, therefore, the interest payable by Pro-Fac on principal borrowed under the M&T Line of Credit, is subject to change by M&T. At September 23, 2006, no amount was outstanding under the M&T Line of Credit. See "NOTE 3. Debt" in the "Notes to Condensed Financial Statements" included in Part I. Item 1 and Item 2 under the heading "Liquidity and Capital Resources" for a description of the terms of the M&T Line of Credit.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Pro-Fac's Principal Executive and Principal Financial Officer concluded that Pro-Fac's disclosure controls and procedures as of September 23, 2006 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in Pro-Fac's internal control over financial reporting identified during the quarter ended September 23, 2006, that materially affected, or are reasonably likely to materially affect, Pro-Fac's internal control over financial reporting.

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

                                                  PRO-FAC COOPERATIVE, INC.

Date: November 7, 2006                  BY: /s/ Stephen R. Wright
                                            ------------------------------------
                                             General Manager, Chief Executive
                                             Officer, Chief Financial Officer
                                                      and Secretary
                                            (On Behalf of the Registrant and as
                                                Principal Executive Officer
                                             Principal Financial Officer, and
                                               Principal Accounting Officer)