Form 10-Q
period 2006-12-23
PRO-FAC COOPERATIVE INC
filed 2007-02-05
CIK 202932

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 23, 2006

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

Large accelerated filer [_]    Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES         NO    X
                                    ------      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of January 31, 2007.

                            Common Stock - 1,769,543

================================================================================

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 23, 2006
                            PRO-FAC COOPERATIVE, INC.
                                TABLE OF CONTENTS



                                                                                                                     PAGE

                          PART I. FINANCIAL INFORMATION

ITEM 1.       Financial Statements.................................................................................    3

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................................................   16

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk...........................................   22

ITEM 4.       Controls and Procedures..............................................................................   22


                           PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings....................................................................................   22

ITEM 1A.      Risk Factors.........................................................................................   22

ITEM 5.       Other Information....................................................................................   22

ITEM 6.       Exhibits.............................................................................................   23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited condensed financial statements of Pro-Fac Cooperative, Inc. ("Pro-Fac" or "the Cooperative") as of December 23, 2006 and for the three month and six month periods ended December 23, 2006 and December 24, 2005 are presented on the following pages. The financial statements have been prepared in accordance with the Cooperative's usual accounting policies, are based, in part, on estimates and reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The June 24, 2006 condensed balance sheet was derived from the Cooperative's audited balance sheet at June 24, 2006.

This  Part  I  also  includes  management's   discussion  and  analysis  of  the
Cooperative's financial condition as of December 23, 2006 and its results of operations for the three month and six month periods ended December 23, 2006.

PRO-FAC COOPERATIVE, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

(DOLLARS IN THOUSANDS)

                                                             Three Months Ended                        Six Months Ended
                                                    ----------------------------------          ----------------------------------
                                                     December 23,          December 24,          December 23,         December 24,
                                                        2006                  2005                  2006                 2005
                                                    ------------          ------------          ------------          ------------

Net sales                                           $      2,072          $          0          $      2,880          $          0
Cost of sales                                              1,943                     0                 2,776                     0
                                                    ------------          ------------          ------------          ------------
Gross profit                                                 129                     0                   104                     0
Equity in income/(loss) of Birds Eye
  Holdings LLC                                                 0                 2,614                     0                (1,672)
Gain from transaction with Birds Eye Foods, Inc.
  and related agreements                                   1,200                 1,190                 3,600                 3,570
Margin on delivered product                                   54                   247                   112                   299
Selling, administrative and general expense                 (329)                 (279)                 (671)                 (547)
Other income                                                   2                     1                     2                    16
                                                    ------------          ------------          ------------          ------------
Operating income                                           1,056                 3,773                 3,147                 1,666
Interest income                                               61                    27                   118                    60
Interest expense                                             (25)                  (10)                  (37)                  (26)
                                                    ------------          ------------          ------------          ------------
Income before income taxes                                 1,092                 3,790                 3,228                 1,700
Income taxes                                                (292)                    0                  (828)                    0
                                                    ------------          ------------          ------------          ------------
Net income                                          $        800          $      3,790          $      2,400          $      1,700
                                                    ============          ============          ============          ============



Net income                                          $        800          $      3,790          $      2,400          $      1,700
Other comprehensive income/(loss):
   Unrealized gain/(loss) on hedging activity of
   equity investee                                             0                    46                     0                   (26)
   Minimum pension liability of investee                       0                     0                     0                   (71)
                                                    ------------          ------------          ------------          ------------
Comprehensive income                                $        800          $      3,836          $      2,400          $      1,603
                                                    ============          ============          ============          ============




The accompanying notes are an integral part of these condensed financial statements.

PRO-FAC COOPERATIVE, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

(DOLLARS IN THOUSANDS)

                                                            ASSETS
                                                                                          December 23,          June 24,
                                                                                              2006                2006
                                                                                       -----------------   -----------------
Current assets:
   Cash and cash equivalents                                                           $           6,550   $           2,391
   Accounts receivable, trade                                                                      5,636               1,733
   Accounts receivable from Birds Eye Foods, Inc.                                                 15,597               7,668
   Inventory                                                                                         392                 228
   Prepaid expenses and other current assets                                                         139                  27
                                                                                       -----------------   -----------------
         Total current assets                                                                     28,314              12,047

Fixed assets, net                                                                                     14                  16
Investment in Birds Eye Holdings LLC                                                               5,124               1,942
                                                                                       -----------------   -----------------
         Total assets                                                                  $          33,452   $          14,005
                                                                                       =================   =================

                                      LIABILITIES AND SHAREHOLDERS' AND MEMBERS' DEFICIT

Current liabilities:
   Accounts payable                                                                    $             127   $             112
   Other accrued expenses                                                                            270                   6
   Accrued income taxes                                                                              993                 330
   Amounts due members                                                                            25,251              12,571
                                                                                       -----------------   -----------------
         Total current liabilities                                                                26,641              13,019

Long-term debt                                                                                     1,037                   0
                                                                                       -----------------   -----------------
         Total liabilities                                                                        27,678              13,019
                                                                                       -----------------   -----------------

Commitments and contingencies (Note 5)

Common stock, par value $5, authorized - 5,000,000 shares; issued
  and outstanding 1,769,543                                                                        8,848               8,848
                                                                                       -----------------   -----------------


Shareholders' and members' deficit:
   Retained earnings allocated to members                                                          6,771               6,771
   Non-cumulative preferred stock, par value $25, authorized
     5,000,000 shares; issued and outstanding 26,312                                                 658                 658
   Class A cumulative preferred stock, liquidation preference
     $25 per share, authorized 10,000,000 shares; issued and
     outstanding 4,929,272                                                                       123,233             123,233
   Special membership interests                                                                   21,733              21,733
   Accumulated deficit                                                                          (155,469)           (154,675)
Accumulated other comprehensive (loss)/income:
   Unrealized gain on hedging activity of equity investee                                              0                 179
   Minimum pension liability adjustment of equity investee                                             0              (5,761)
                                                                                       -----------------   -----------------
         Total shareholders' and members' deficit                                                 (3,074)             (7,862)
                                                                                       -----------------   -----------------
         Total liabilities and shareholders' and members' deficit                      $          33,452   $          14,005
                                                                                       =================   =================


The accompanying notes are an integral part of these condensed financial statements.

PRO-FAC COOPERATIVE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                                                   Six Months Ended
                                                                                         ---------------------------------------

                                                                                            December 23,         December 24,
                                                                                                2006                 2005
                                                                                         -----------------    ------------------
Cash Flows from Operating Activities:
   Net income                                                                            $           2,400    $            1,700
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                        2                     1
     Gain from transaction with Birds Eye Foods, Inc. and related agreements                        (3,600)               (3,570)
     Equity in loss of Birds Eye Holdings LLC                                                            0                 1,672
     Change in assets and liabilities:
       Accounts receivable                                                                         (11,832)              (10,104)
       Accounts payable and other accrued expenses                                                     316                   (75)
       Accrued income taxes                                                                            663                     0
       Amounts due members                                                                          12,680                11,372
       Other assets and liabilities, net                                                              (276)                 (517)
                                                                                         -----------------    ------------------
Net cash provided by operating activities                                                              353                   479
                                                                                         -----------------    ------------------


Cash Flows from Investing Activities:
   Proceeds from Termination Agreement with Birds Eye Foods, Inc.                                    6,000                 6,000
                                                                                         -----------------    ------------------
Cash provided by investing activities                                                                6,000                 6,000
                                                                                         -----------------    ------------------

Cash Flows from Financing Activities:
   Borrowings on long-term debt                                                                      1,000                     0
   Cash dividends paid                                                                              (3,194)               (4,161)
                                                                                         -----------------    ------------------
Net cash used in financing activities                                                               (2,194)               (4,161)
                                                                                         -----------------    ------------------

Net change in cash and cash equivalents                                                              4,159                 2,318
Cash and cash equivalents at beginning of period                                                     2,391                 1,103
                                                                                         -----------------    ------------------
Cash and cash equivalents at end of period                                               $           6,550    $            3,421
                                                                                         =================    ==================

Non-Cash Investing Activities:

Increase in investment in Holdings LLC and equity                                        $           5,582    $                0
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

THE TRANSACTION: On August 19, 2002 (the "Closing Date"), pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the "Unit Purchase Agreement"), by and among Pro-Fac, Birds Eye Foods, Inc. ("Birds Eye Foods") at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company, consummated the following transactions (which are referred to collectively as "the Transaction"):

     (i) Pro-Fac contributed to the capital of Birds Eye Holdings LLC ("Holdings, LLC"), a Delaware limited liability company, all of the shares of Birds Eye Foods common stock owned by Pro-Fac, constituting 100 percent of the issued and outstanding shares of Birds Eye Foods capital stock, in consideration for Class B common units of Holdings LLC.

     (ii) Vestar/Agrilink Holdings, LLC and certain co-investors (collectively, "Vestar") contributed cash in the aggregate amount of $175.0 million to the capital of Holdings LLC, in consideration for preferred units and Class A common units and warrants, which warrants were immediately exercised to acquire additional Class A common units. The co-investors were either under common control with, or delivered an unconditional voting proxy to, Vestar. The Class A common units entitle Vestar to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Vestar has a voting majority of all common units.

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements. Operating results for the interim period ended December 23, 2006 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 24, 2006.

NEW ACCOUNTING PRONOUNCEMENTS: In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" ("FAS 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles ("GAAP"). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. The Cooperative must adopt FAS 157 in fiscal 2009, but has not yet begun to evaluate the effects, if any, of adoption on its financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Cooperative must adopt FIN 48 in the first quarter of fiscal 2008, and management currently is evaluating the effect of adoption on the Cooperative's financial statements.

INVESTMENT IN BIRDS EYE HOLDINGS, LLC: Until June 24, 2006, Pro-Fac accounted for its investment in Holdings LLC under the equity method of accounting. The Cooperative included its share, based on ownership, of the change in Holdings LLC's minimum pension liabilities and unrealized holding gains and losses on hedging transactions in the Cooperative's other comprehensive loss.

In the first quarter of fiscal 2007, the Cooperative concluded that it could no longer exert significant influence over the operating and financial policies of Holdings LLC and its indirect, wholly-owned subsidiary, Birds Eye Foods. Therefore, the Cooperative began accounting for this investment using the cost method effective June 25, 2006. This conclusion was reached based on a number of factors, including Birds Eye Foods decision, announced in the first quarter of fiscal 2007, to sell or close production facilities to which Pro-Fac supplied 34 percent of the total commercial market value ("CMV") of raw product sold to all Pro-Fac customers and 44 percent of the total CMV supplied to Birds Eye Foods. Further, in conjunction with Birds Eye Foods announcement in October 2006 of its intent to repurchase its outstanding $50.0 million 11 7/8 percent senior subordinated notes, which Birds Eye Foods did on November 20, 2006, Holdings LLC's management notified Pro-Fac that, effective June 25, 2006, it would no longer provide Pro-Fac with financial information about Holdings LLC or Birds Eye Foods beyond that required under the Limited Liability Company Agreement of Holdings LLC (See Note 2). That agreement requires that Holdings LLC provide Pro-Fac with annual financial statements of Holdings LLC within 120 days after the close of a fiscal year and, to the extent received, financial statements of Birds Eye Foods. Any financial information received pursuant to the Limited Liability Company Agreement is subject to confidentiality provisions that preclude public disclosure.

As a result of beginning to use the cost method during the first quarter of fiscal 2007, the Cooperative's proportionate share of the other comprehensive income and loss items of Holdings LLC previously recorded (net loss of approximately $5.6 million at June 24, 2006) was removed with a corresponding increase in the investment of approximately $5.6 million in accordance with Financial Accounting Standards Board Staff Position APB18-1 - "Accounting by an Investor for its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence." The previously recorded proportional share of earnings and losses of Holdings LLC remain as a component of the carrying amount of the investment.

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

The aggregate cost of the Cooperative's investment in Holdings LLC was $5.1 million at December 23, 2006. Due to the Birds Eye Foods actions described above, Pro-Fac evaluated its investment in Holdings LLC for impairment as of September 23, 2006. As a result of that evaluation Pro-Fac determined that the investment was not impaired.

The following schedule sets forth summarized financial information of Holdings LLC for the three and six month periods ended December 24, 2005 (dollars in thousands):

                                                 Three Months      Six Months
                                                 ------------     ------------
Net sales                                        $   280,190      $   476,846
Gross profit                                          62,783           98,120
Income from continuing operations                     14,495           11,791
Net income                                            14,495           11,510

Pro-Fac's share of the loss of Holdings LLC under the equity method of accounting was determined for the three and six month periods months ended December 24, 2005 as follows:

                                                   Three Months    Six Months
                                                  --------------  ------------
                                                  (In Millions)

Net income of Holdings LLC                          $   14.4       $   11.5
Less:
       Preferred return on Holdings
         LLC's preferred units                          (8.2)         (16.1)
       Accretion of preferred units                     (0.1)          (0.2)
Plus:
       Interest on termination payments
         recorded by Holdings LLC                        0.4            0.8
                                                      ------         ------
Income/(loss) for common interests                       6.5           (4.0)
Pro-Fac's share of common interests                    40.00%         41.20%
                                                      ------         ------
Equity income/(loss) from Holdings LLC                $  2.6         $ (1.7)
                                                      ======         ======

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

The preferred units are subject to redemption at the option of at least a majority of the preferred unitholders upon an initial public offering of Holdings LLC or any subsidiary, upon the sale of Holdings LLC or after August 19, 2010. The preferred units may also be redeemed at the option of Holdings LLC at anytime, at a premium. At the time of issuance of the preferred units, $3.9 million in fees were charged against the proceeds received from Holdings LLC from the sale of the preferred units. Through June 24, 2006, Holdings LLC was accreting the preferred units up to their redemption value through transfers from retained earnings using the effective interest method to the date of earliest redemption.

GAIN FROM TRANSACTION WITH BIRDS EYE FOODS AND RELATED TRANSACTION: Payments under the Termination Agreement (See Note 2) are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage are recorded as a reduction to Pro-Fac's investment in Holdings LLC. The remaining portion of payments received is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in each of the first six months of fiscal 2007 and the first six months of fiscal 2006, Pro-Fac recognized approximately $3.6 million as additional gain from the receipt of termination payments.

INCOME TAXES: The Cooperative qualifies for tax exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative's taxable income for periods after August 19, 2002. At its March 2006 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal year ended June 24, 2006. The Board has decided to continue this policy in fiscal year 2007. As a result, the Cooperative recorded a tax provision of $0.3 million and $0.8 million for the three and six month periods ended December 23, 2006, respectively.

A deferred income tax asset has not been recognized on the excess of the tax basis over the recorded investment in Holdings LLC. This asset would only be realized upon the sale of the investment based on the proceeds received.

NOTE 2.  AGREEMENTS WITH BIRDS EYE FOODS

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of the Closing Date, including the following:

TERMINATION AGREEMENT: Pro-Fac and Birds Eye Foods entered into a termination agreement (the "Termination Agreement") as of the Closing Date, pursuant to which, among other things, the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the "Marketing and Facilitation Agreement") was terminated and, in consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. In January 2007, the Cooperative received a $2.0 million installment. The final installment of $2.0 million is scheduled to be paid on April 1, 2007.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage is recorded as a reduction of Pro-Fac's investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the transaction with Birds Eye Foods in the period it is received. Accordingly, in each of the first six months of fiscal 2007 and fiscal 2006, Pro-Fac recognized approximately $3.6 million as gain from transaction with Birds Eye Foods, Inc. and $2.4 million was recognized as a reduction in Pro-Fac's investment in Holdings LLC.

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

Unless terminated earlier, the Amended and Restated Marketing and Facilitation Agreement will continue in effect until August 19, 2012. Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement prior to August 19, 2012, in connection with a change in control transaction affecting Birds Eye Foods or Holdings Inc.

On December 21, 2006, Birds Eye Foods sold substantially all of the operating assets of its non-branded frozen vegetable business to Allens, Inc., including its processing facilities located in Oakfield and Bergen, New York. As part of the transaction, Birds Eye Foods assigned to Allens, Inc. the portion of the Amended and Restated Marketing and Facilitation Agreement related to those crops processed in the New York facilities. As a result of the assignment, the transaction did not trigger any shortfall payments to Pro-Fac by Birds Eye Foods.


NOTE 3.  DEBT

CREDIT AGREEMENT: Birds Eye Foods and Pro-Fac entered into a credit agreement, dated August 19, 2002 (the "Credit Agreement"), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the "Credit Facility "). Pro-Fac is permitted to borrow up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. Pro-Fac did not elect to borrow under the terms of this facility during the three years ended August 19, 2005.

At December 23, 2006, Pro-Fac had borrowed $1.0 million under the terms of the Credit Agreement. Pro-Fac may borrow an additional $1.0 million under the terms of the Credit Agreement at any time through August 19, 2007. Any amount available under the terms of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. Amounts borrowed and accrued interest are required to be paid only upon a sale of Pro-Fac's ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holdings LLC or one of more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. As of December 23, 2006, $1.037 million was outstanding under the Credit Facility, including accrued interest. As of June 24, 2006, no amount was outstanding under the Credit Facility.

LINE OF CREDIT: The Cooperative may borrow up to $2.0 million under the terms of an annually renewable line of credit (the "M&T Line of Credit") from Manufacturers and Traders Trust Company ("M&T Bank"). The M&T Line of Credit expires on September 30, 2007. At December 23, 2006 and June 24, 2006, there were no borrowings outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. The collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

CONTRACTUAL OBLIGATIONS GUARANTEED: Pro-Fac guarantees Subordinated Promissory Notes of Birds Eye Foods due November 2008 which totaled $39.7 million at June 24, 2006.

NOTE 4.  COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative's shares authorized, issued, and outstanding at December 23, 2006 and June 24, 2006.

                                                                                                 Shares Issued and Outstanding
                                                                  Par             Shares      ----------------------------------
                                                                 Value          Authorized      December 23,        June 24,
                                                                 -----          ----------          2006              2006
                                                                                                    ----              ----
Common Stock                                                    $    5.00          5,000,000         1,769,543        1,769,543
Non-Cumulative Preferred Stock                                  $   25.00          5,000,000            26,312           26,312
Class A Cumulative Preferred Stock                              $    1.00         10,000,000         4,929,272        4,929,272
Class B Cumulative Preferred Stock                              $    1.00          9,500,000                 0                0
Class C Cumulative Preferred Stock                              $    1.00         10,000,000                 0                0
Class D Cumulative Preferred Stock                              $    1.00         10,000,000                 0                0
Class E Cumulative Preferred Stock                              $    1.00         10,000,000                 0                0
Class B, Series I 10% Cumulative Redeemable
         Preferred Stock                                        $    1.00            500,000                 0                0

In the event of liquidation, the relative preference of Pro-Fac's outstanding securities is as follows: first retains, then cumulated dividends on the Cooperative's Class A cumulative preferred stock, then all classes of preferred stock, pari passu, then common stock and, finally, special membership interests.

While the Cooperative presently has no plans to liquidate, if liquidation were to occur, the order of redemption and the amount required to fully redeem each class outstanding, at December 23, 2006, is as follows:

                                                        Amount Required
(DOLLARS IN THOUSANDS)                                  to Fully Redeem
                                                        ---------------

Retains                                                  $         6,771
Cumulated dividends                                                1,084  (1)
                AND
Non-Cumulative Preferred Stock                                       658  (1)
                AND
Class A Cumulative Preferred Stock                               123,233  (1)
Common Stock                                                       8,848
Special Membership Interests                                      21,733
                                                        ----------------

                                                         $       162,327
                                                        ================
(1) Pari passu

RETAINED EARNINGS ALLOCATED TO MEMBERS ("RETAINS"): Retains arise from patronage income and are allocated to the accounts of members within 8 1/2 months of the end of each fiscal year. For the six month periods ended December 23, 2006 and December 24, 2005, no patronage income was retained. Qualified retains are taxable income to the member in the year the allocation is made. At its March 2006 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage proceeds for the fiscal year ended June 24, 2006. The Board has decided to continue this policy in fiscal year 2007.

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

During the quarters ended September 23, 2006 and December 23, 2006, the Cooperative paid cash dividends of $.43 and $.21 per share totaling $2.2 million and $1.0 million, respectively on the Class A cumulative preferred stock. Dividends of $.22 per share totaling $1.1 million cumulated at December 23, 2006.

On January 31, 2007, the Cooperative paid a cash dividend of $.21 per share on the Class A cumulative preferred stock totalling approximately $1.0 million. As a result, cumulated unpaid dividends increased to $2.2 million at January 31, 2007.

The Cooperative's ability to pay dividends is dependent upon, among other factors, its available cash, capital surplus and its future earnings. The Cooperative's principal use of available cash has been the payment of dividends on its Class A cumulative preferred stock and its non-cumulative preferred stock. The $10.0 million annual receipts under the Termination Agreement have been the principal source of cash for payment of dividends with the last installment of $2.0 million payable on April 1, 2007. The Limited Liability Company Agreement of Holdings LLC provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to make annual distributions to Holdings LLC, which can in turn be used by Holdings LLC to fund distributions to its common unit holders, including Pro-Fac. Many factors could affect whether such distributions are made in the future including any financing arrangements of Birds Eye Foods which may preclude or otherwise restrict such distributions.

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

On May 5, 2006, the Board determined, subject to all of the facts and circumstances at the relevant times, that it expected to declare a full quarterly dividend of $.43 per share of Class A cumulative preferred stock for payment in July 2006 and $.21 per share of Class A cumulative preferred stock for payment in October 2006 and January 2007. These dividends were paid in July and October 2006 and January 2007; the Board expects to declare dividends of $.21 per share of Class A cumulative stock for quarterly payment to be made in April 2007. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its Class A cumulative preferred stock. Dividends on the Class A cumulative preferred stock cumulate whether or not declared, and are payable in preference to any dividends on Pro-Fac common stock and the special membership interests.

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

The Board believes, taking into consideration the reduction and ultimate suspension of dividend payments on the Cooperative's preferred stock and borrowing capacity under Pro-Fac's Credit Agreement with Birds Eye Foods, that Pro-Fac will have sufficient sources of cash to fund its operations at least through the end of fiscal 2010, which the Board believes will provide time to monitor Pro-Fac's investment in Holdings LLC and explore other methods of raising cash. The declaration of any future dividends, including the expected declaration outlined above, are subject to Board action in advance of such declaration based upon all of the facts and circumstances at each such time.

While the Cooperative prepares its financial statements using generally accepted accounting principles, which are based primarily on historical cost, it determines its capital surplus under applicable state law. Under New York Law, capital surplus is the amount by which the fair value of the Cooperative's assets exceed the total of its liabilities and the par value of its capital stock. For the fiscal quarter ended December 23, 2006, the Cooperative's Board of Directors determined that capital surplus was available based upon evidence of the fair market value of the Cooperative's assets, including its investment in Holdings LLC. There can, however, be no assurance that the value of the Cooperative's assets, including its investment in Holdings LLC, will be sufficient to support a determination of capital surplus in the future. Absent sufficient capital surplus, the Cooperative will be prohibited from paying dividends. Factors that may influence the fair market value of the Cooperative's investment in Holdings LLC include the financial condition and results of operations of Birds Eye Foods.

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

ACCUMULATED DEFICIT: Accumulated deficit consists of accumulated income and losses after distribution of earnings allocated to members and dividends.


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

GUARANTEES AND INDEMNIFICATIONS: As partial consideration for the acquisition in fiscal 1999 of the frozen and canned vegetable business of Dean Foods Company, Birds Eye Foods issued to Dean Foods a subordinated promissory note for $30 million due November 22, 2008. The subordinated promissory note is currently owned by GLK, LLC, a New York limited liability company, whose members are Birds Eye Foods and GLK Holdings, Inc., which is a wholly owned subsidiary of Birds Eye Foods. Interest on the subordinated promissory note accrued quarterly in arrears, at a rate per annum of 5 percent until November 22, 2003, with such interest payable in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the subordinated promissory note (collectively, the "Subordinated Promissory Notes"). Interest after November 22, 2003 accrues at the rate per annum of 10 percent and is payable in cash. Pro-Fac, jointly and severally, guarantees the obligations of Birds Eye Foods under the Subordinated Promissory Notes. As of June 24, 2006, the outstanding amount subject to the Cooperative's guarantee included principal of $30 million and accrued interest of $9.7 million.

Pro-Fac was a guarantor, under an Indenture dated November 18, 1998, as amended, among Birds Eye Foods, the Guarantors named therein and The Bank of New York, as trustee, of the obligations of Birds Eye Foods under its 11 7/8 percent Senior Subordinated Notes issued in fiscal 1999 in the original aggregate principal amount of $200.0 million. As of June 24, 2006, the outstanding loan amount subject to the Cooperative's guarantee included principal of $50.0 million and accrued interest of $0.9 million. On November 20, 2006, Birds Eye Foods redeemed the remaining $50.0 million of its outstanding Senior Subordinated Notes, extinguishing Pro-Fac's guarantee.

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

RELATED PARTY TRANSACTIONS: Substantially all purchases are from member-growers of the Cooperative. For fiscal year 2006, approximately 77 percent of all crops purchased by Pro-Fac from its members were sold to its indirect equity investee, Birds Eye Foods.

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

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management's current expectations and beliefs, all of which could be affected by the uncertainties and risk factors described below. The Cooperative's actual results could differ materially from those expressed or implied in the forward-looking statements. The risk factors that could impact the Cooperative include:

     o the Cooperative's ability to pay dividends is dependent upon, among other factors available cash, capital surplus and its future earnings. The Cooperative's principal use of available cash has been the payment of dividends on its Class A cumulative preferred stock and its non-cumulative preferred stock. The $10.0 million annual receipts under the Termination Agreement have been the principal source of cash for payment of dividends with the last installment of $2.0 million payable on April 1, 2007. The Limited Liability Company Agreement of Holdings LLC contains terms and conditions relating to, among other things, the distribution of profits and losses and the rights and limitations of members of Holdings LLC; and provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to make annual distributions to Holdings LLC, which can in turn be used by Holdings LLC to fund distributions to its common unit holders. Pro-Fac owns Class B common units in and is a member of Holdings LLC. Many factors could affect whether such distributions are made in the future including any financing arrangements of Birds Eye Foods which may preclude or otherwise restrict such distributions.

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

          Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on Pro-Fac's Class A cumulative preferred stock and on its non-cumulative preferred stock. Dividends on the Class A cumulative preferred stock cumulate whether or not declared, and are payable in preference to any dividends on Pro-Fac common stock and the special membership interests. To the extent any dividends are declared on the Class A cumulative preferred stock, a pro rata dividend will be declared on the non-cumulative preferred stock in accordance with Pro-Fac's certificate of incorporation.

          The Board believes, taking into consideration the reduction and ultimate suspension of dividend payments on the Cooperative's preferred stock and borrowing capacity under Pro-Fac's Credit Agreement with Birds Eye Foods, that Pro-Fac will have sufficient sources of cash to fund its operations at least through the end of fiscal 2010, which the Board believes will provide time to monitor Pro-Fac's investment in Holdings LLC and explore other sources of cash. The declaration of any future dividends, including the expected declaration outlined above, are subject to Board action in advance of such declaration based upon all of the facts and circumstances at each such time.

          While the Cooperative prepares its financial statements using generally accepted accounting principles, which are based primarily on historical cost, it determines its capital surplus under applicable state law. Under New York Law, capital surplus is the amount by which the fair value of the Cooperative's assets exceed the total of its liabilities and the par value of its capital stock. For the fiscal quarter ended December 23, 2006, the Cooperative's Board of Directors determined that capital surplus was available based upon evidence of the fair market value of the Cooperative's assets, including its investment in Holdings LLC. There can, however, be no assurance that the value of the Cooperative's assets, including its investment in Holdings LLC, will be sufficient to support a determination of capital surplus in the future. Absent sufficient capital surplus, the Cooperative will be prohibited from paying dividends. Factors that may influence the fair market value of the Cooperative's investment in Holdings LLC include the financial condition and results of operations of Birds Eye Foods.

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

     o Birds Eye Foods has not voluntarily filed periodic reports with the Securities and Exchange Commission ("SEC") since its Form 10-K
          Equivalent for its fiscal year ended June 24, 2006. Moreover, as a result of Birds Eye Foods' redemption of its Senior Subordinated Notes, Birds Eye Foods is no longer required under the Indenture covering those notes to voluntarily file periodic reports with the SEC. Accordingly, the holders of shares of Pro-Fac capital stock do not have access to information about Birds Eye Foods, its financial condition and results of operations, that has historically been publicly available through Birds Eye Foods' voluntary filings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac's financial condition and results of operations in the second quarter and first six months of fiscal 2007 as compared to the second quarter and first six months of fiscal 2006. This section should be read in conjunction with Part I, Item 1. Financial Statements, of this Report.

                                    OVERVIEW

Since 1960, Pro-Fac has operated as a New York agricultural cooperative, owned and controlled by its members, to purchase, market, and sell crops grown by its member-growers, for the mutual benefit of its members. Only growers of crops marketed through Pro-Fac, or associations of such growers, can become members of Pro-Fac. Membership in Pro-Fac is evidenced by the ownership of Pro-Fac common stock. As of December 23, 2006, there were approximately 490 Pro-Fac members, consisting of individual growers or associations of growers, located principally in the states of New York, Delaware, Pennsylvania, Illinois, Michigan, Washington, Oregon, Nebraska and Florida. Crops marketed by Pro-Fac include fruits (cherries, apples, blueberries, and peaches), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, asparagus and potatoes) and popcorn. For the year ended June 24, 2006, Pro-Fac delivered crops with a commercial market value of approximately $65.2 million. Because Pro-Fac acts as an agent for its members in delivering crops, this activity is recorded on a net basis and no sales are reported.

Historically, Pro-Fac's primary sources of income have been payments received under the terms of the Termination Agreement with Birds Eye Foods and income it recognizes from its investment in Holdings LLC, using the equity method of accounting. Income or loss based on Pro-Fac's common equity interest in Holdings LLC, recorded under the equity method of accounting, varies depending on the operating results of Holdings LLC and the dividend requirements of Holdings LLC's preferred equity holders. Holdings LLC's operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary. Pro-Fac's primary source of cash has been payments under the Termination Agreement. In January 2007, the Cooperative received a $2.0 million installment. One scheduled installment remains payable to Pro-Fac under the Termination Agreement - a final payment of $2.0 million on April 1, 2007. Although distributions under the Limited Liability Company are a potential source of cash, Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made. Pro-Fac's Board of Directors has developed a business plan that assumes distributions will not be made under the Limited Liability Company Agreement to replace the $10.0 million annual source of cash under the Termination Agreement ending on April 1, 2007.

Until June 24, 2006, Pro-Fac accounted for its investment in Holdings LLC under the equity method of accounting. The Cooperative included its share, based on ownership, of the change in Holdings LLC's minimum pension liabilities and unrealized holding gains and losses on hedging transactions in the Cooperative's other comprehensive loss.

In the first quarter of fiscal 2007, the Cooperative concluded that it could no longer exert significant influence over the operating and financial policies of Holdings LLC and its indirect, wholly-owned subsidiary, Birds Eye Foods. Therefore, the Cooperative began accounting for this investment using the cost method effective June 25, 2006. This conclusion was reached based on a number of factors, including Birds Eye Foods decision, announced in the first quarter of fiscal 2007, to sell or close production facilities to which Pro-Fac supplied 34 percent of the total CMV of raw product sold to all Pro-Fac customers and 44 percent of the total CMV supplied to Birds Eye Foods. In October 2006, Birds Eye Foods announced its intent to repurchase its outstanding $50.0 million 11 7/8 percent senior subordinated notes. Birds Eye Foods did redeem the senior subordinated notes in full on November 20, 2006. As a result of the redemption, Birds Eye Foods is no longer required under the indenture covering the senior subordinated notes to file voluntary periodic reports with the Securities and Exchange Commission. Additionally, Holdings LLC's management notified Pro-Fac that, effective June 25, 2006, it will no longer provide Pro-Fac with financial information about Holdings LLC or Birds Eye Foods beyond that required under the Limited Liability Company Agreement of Holdings LLC. That agreement requires that Holdings LLC provide Pro-Fac with annual financial statements of Holdings LLC within 120 days after the close of a fiscal year and, to the extent received, financial statements of Birds Eye Foods. Any financial information received pursuant to the Limited Liability Company Agreement is subject to confidentiality provisions that preclude public disclosure.

As a result of beginning to use the cost method during the first quarter of fiscal 2007, the Cooperative's proportionate share of the other comprehensive income and loss items of Holdings LLC previously recorded (net loss of approximately $5.6 million at June 24, 2006) was removed with a corresponding increase in the investment of approximately $5.6 million in accordance with Financial Accounting Standards Board Staff Position APB18-1 - "Accounting by an Investor for its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence." The previously recorded proportional share of earnings and losses of Holdings LLC remain as a component of the carrying amount of the investment.

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

   RESULTS OF OPERATIONS - SECOND QUARTER 2007 COMPARED TO SECOND QUARTER 2006

NET SALES, COST OF SALES AND GROSS PROFIT: Net sales and cost of sales increased in the quarter ended December 23, 2006, as the Cooperative entered into more sales transactions as a principal rather than an agent for its members than in the quarter ended December 24, 2005.

EQUITY IN INCOME OF HOLDINGS LLC: For the quarter ended December 23, 2006, the Cooperative accounted for its investment in Holdings LLC using the cost method, therefore, no income or loss was recorded (See Notes to Condensed Financial Statements). Income of approximately $2.6 million was recorded in the second quarter of fiscal 2006 using the equity method of accounting. Holdings' operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary.

During the quarter ended December 23, 2006, Pro-Fac's recorded investment in Holdings LLC decreased by $0.8 million due to the allocation (approximately 40 percent) of the portion of termination payments related to Pro-Fac's continuing indirect ownership of Birds Eye Foods.

GAIN FROM TRANSACTION WITH BIRDS EYE FOODS AND RELATED AGREEMENTS: In accordance with the Termination Agreement, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1 until the final payment which is due April 1, 2007.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac's continuing ownership percentage are recorded as a reduction to Pro-Fac's investment in Holdings LLC. The remaining portion of payments received is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the second quarter of fiscal 2007 and the second quarter of fiscal 2006, Pro-Fac recognized approximately $1.2 million as additional gain (approximately 60 percent) from the receipt of termination payments ($2.0 million on each of October 1, 2006 and October 1, 2005).

MARGIN ON DELIVERED PRODUCT: The Cooperative negotiates certain sales transactions on behalf of its members, which result in margin being earned by the Cooperative. The Cooperative earned $0.1 million in margin during the second quarter of fiscal 2007 and $0.2 million during the second quarter of fiscal 2006. The decrease is attributable to the Cooperative entering into more sales transactions as a principal rather than an agent for its members.

SELLING, ADMINISTRATIVE, AND GENERAL EXPENSE: Selling, administrative, and general expenses totaled $0.3 million for each of the quarters ended December 23, 2006 and December 24, 2005.

INTEREST INCOME: Interest income increased from $27 thousand for the quarter ended December 24, 2005, to $61 thousand for the quarter ended December 23, 2006, due to higher on-hand cash balances.

INCOME TAXES: The Cooperative qualifies for tax exempt status as a farmers' cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative's taxable income for periods after August 19, 2002. At its March 2006 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal year ended June 24, 2006. The Board has decided to continue this policy in fiscal year 2007. As a result, the Cooperative recorded a tax provision of $0.3 million in the quarter ended December 23, 2006.

A deferred income tax asset has not been recognized on the excess of the tax basis over the recorded investment in Holdings LLC. This asset would only be realized upon the sale of the investment based on the proceeds received.

 RESULTS OF OPERATIONS - FIRST SIX MONTHS 2007 COMPARED TO FIRST SIX MONTHS 2006

NET SALES, COST OF SALES AND GROSS PROFIT: Net sales and cost of sales increased in the six months ended December 23, 2006, as the Cooperative entered into more sales transactions as a principal rather than an agent for its members than in the six months ended December 24, 2005.

EQUITY IN INCOME OF HOLDINGS LLC: For the six months ended December 23, 2006, the Cooperative accounted for its investment in Holdings LLC using the cost method, therefore, no income or loss was recorded. A loss of approximately $1.7 million was recorded in the six months ended December 24, 2005 using the equity method of accounting. Holdings' operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary.

In the six months ended December 23, 2006, Pro-Fac's recorded investment in Holdings LLC decreased by $1.6 million due to the allocation (approximately 40%) of the portion of termination payments related to Pro-Fac's continuing indirect ownership of Birds Eye Foods.

GAIN FROM TRANSACTION WITH BIRDS EYE FOODS, INC. AND RELATED AGREEMENTS: In each of the first six months of fiscal 2007 and fiscal 2006, Pro-Fac recognized approximately $3.6 million as additional gain (approximately 60%) from receipt of termination payments.

MARGIN ON DELIVERED PRODUCT: The Cooperative earned $0.1 million in margin during the six months ended December 23, 2006. The Cooperative earned $0.3 million in margin during the six months ended December 24, 2005. The decrease is attributable to the Cooperative entering into more sales transactions as a principal rather than an agent for its members.

SELLING, ADMINISTRATIVE, AND GENERAL EXPENSES: Selling, administrative, and general expenses totaled $0.7 and $0.5 million for the six months ended December 23, 2006 and December 24, 2005, respectively with the increase attributable primarily to increased insurance costs and professional fees.

INTEREST INCOME: Interest income increased from $61 thousand for the six months ended December 24, 2005, to $118 thousand for the six months ended December 23, 2006, due to higher on-hand cash balances.

INCOME TAXES: At its March 2006 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal year ended June 24, 2006. The Board has decided to continue this policy in fiscal year 2007. As a result, the Cooperative recorded a tax provision of $0.8 million for the six months ended December 23, 2006.

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

In the first quarter of fiscal 2007, the Cooperative concluded that it could no longer exert significant influence over the operating and financial policies of Holdings LLC and its indirect, wholly-owned subsidiary, Birds Eye Foods. Therefore, the Cooperative began accounting for this investment using the cost method effective June 25, 2006. This conclusion was reached based on a number of factors, including Birds Eye Foods decision, announced in the first quarter of fiscal 2007, to sell or close production facilities to which Pro-Fac supplied 34 percent of the total CMV of raw product sold to all Pro-Fac customers and 44 percent of the total CMV supplied to Birds Eye Foods. Further, in conjunction with Birds Eye Foods announcement in October 2006 of its intent to repurchase its outstanding $50.0 million 11 7/8 percent senior subordinated notes, Holdings LLC's management notified Pro-Fac that, effective June 25, 2006, it will no longer provide Pro-Fac with financial information about Holdings LLC or Birds Eye Foods beyond that required under the Limited Liability Company Agreement of Holdings LLC. That agreement requires that Holdings LLC provide Pro-Fac with annual financial statements of Holdings LLC within 120 days after the close of a fiscal year and, to the extent received, financial statements of Birds Eye Foods. Any financial information received pursuant to the Limited Liability Company Agreement is subject to confidentiality provisions that preclude public disclosure.

As a result of beginning to use the cost method during the first quarter of fiscal 2007, the Cooperative's proportionate share of the other comprehensive income and loss items of Holdings LLC previously recorded (net loss of approximately $5.6 million at June 24, 2006) was removed with a corresponding increase in the investment of approximately $5.6 million in accordance with Financial Accounting Standards Board Staff Position APB18-1 - "Accounting by an Investor for its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence."

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

                         LIQUIDITY AND CAPITAL RESOURCES

At December 23, 2006, Pro-Fac had $6.6 million in cash and cash equivalents. Net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, has been used to pay Pro-Fac's operating expenses as well as its quarterly dividends on its preferred stock and to fund repurchases of its common stock. Dividends on Pro-Fac's preferred stock were $8.4 million and $8.3 million in fiscal 2006 and 2005, respectively.

Pro-Fac has four sources or potential sources of available cash to fund its operating expenses and the payment of its quarterly dividends: (i) cash from its sale of raw products to its customers, (ii) payments received under the Termination Agreement with Birds Eye Foods, (iii) potential cash distributions related to its investment in Birds Eye Holdings LLC, and (iv) borrowings.

Pro-Fac's primary source of cash has been and currently is the installment payments from Birds Eye Foods under the Termination Agreement. Another potential source of cash is the CMV payments made to it by Birds Eye Foods and other customers for crops sold pursuant to the Amended and Restated Marketing and Facilitation Agreement and other supply agreements. Although CMV payments are considered a potential source of cash to Pro-Fac, Pro-Fac has typically paid 100 percent of CMV to its member-growers for crops delivered and did so in fiscal 2005 and fiscal 2006 and expects to do so in fiscal 2007. Since such CMV payments are approximately equal to the cash Pro-Fac receives from its customers for its raw products, CMV payments are not considered a significant source of available cash from which Pro-Fac can pay operating expenses and quarterly dividends.

As stated above, Pro-Fac's current primary source of cash is its receipts under the Termination Agreement. In January 2007, the Cooperative received a $2.0 million installment. There is one scheduled quarterly installment payment of $2.0 million remaining on April 1, 2007.

Subsequent to August 19, 2007 and prior to any sale (or dissolution) of Holdings LLC, the Limited Liability Company Agreement of Holdings LLC provides that, subject to the restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units, including Pro-Fac. Many factors could affect whether such distributions are made in the future including any financing arrangements of Birds Eye Foods which may preclude or otherwise restrict such distributions.

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

On May 5, 2006, the Board determined, subject to all of the facts and circumstances at the relevant times, that it expected to declare a full quarterly dividend of $.43 per share of Class A cumulative preferred stock for payment in July 2006 and $.21 per share of Class A cumulative preferred stock for payment in October 2006 and January 2007. These dividends were paid in July and October 2006 and January 2007; the Board expects to declare dividends of $.21 per share of Class A cumulative stock for quarterly payment to be made in April 2007. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its Class A cumulative preferred stock. Dividends on the Class A cumulative preferred stock cumulate whether or not declared, and are payable in preference to any dividends on Pro-Fac common stock and the special membership interests.

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

The Board believes, taking into consideration the reduction and ultimate suspension of dividend payments on the Cooperative's preferred stock and borrowing capacity under Pro-Fac's Credit Agreement with Birds Eye Foods, that Pro-Fac will have sufficient sources of cash to fund its operations at least through the end of fiscal 2010, which the Board believes will provide time to review Pro-Fac's investment in Holdings LLC and explore other methods of raising cash. The declaration of any future dividends, including the expected declarations outlined above, are subject to Board action in advance of any such declaration based upon all of the facts and circumstances at each such time.

The amount of available cash that may be generated from Pro-Fac's operations depends upon how successful Pro-Fac is in its efforts, including controlling any associated costs. For the six months ended December 23, 2006 and December 24, 2005, Pro-Fac generated modest margin from sales of product to customers other than Birds Eye Foods. Any available cash generated from products and/or services offerings by Pro-Fac is currently anticipated to be a secondary source of cash, and is not expected to provide a significant amount of available cash to fund Pro-Fac's operating expenses or dividend payments.

In addition to the cash payments to Pro-Fac pursuant to the Termination Agreement, Pro-Fac has available up to $1.0 million per year, until August 19, 2007 (total potential borrowing at December 23, 2006 was $2.0 million), under the Credit Agreement with Birds Eye Foods, and up to $2.0 million under an annually renewable line of credit from M&T Bank, as discussed below. The current agreement with M&T Bank expires on September 30, 2007.

The Cooperative may borrow up to $2.0 million under the M&T Line of Credit. Principal amounts borrowed under the M&T Line of Credit bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. Pro-Fac's obligations under the M&T Line of Credit are secured by a security interest granted to M&T in substantially all of Pro-Fac's assets, excluding Pro-Fac's Class B common units owned in Holdings LLC. The collateral does include any distributions made to Pro-Fac by Holdings LLC in respect of Pro-Fac's Class B common units and cash payments made by Birds Eye Foods to the Cooperative. At December 23, 2006 and June 24, 2006, there was no balance outstanding under the M&T Line of Credit.

A discussion of "Consolidated Statement of Cash Flows" for the six months ended December 23, 2006 follows:

Net cash  provided by  operating  activities  of $0.3  million for the first six months of fiscal 2007 primarily represents the timing of cash receipts from customers other than Birds Eye Foods and related cash payments to member-growers.

Cash provided by investing activities for the first six months of fiscal 2007 was $6.0 million related to the receipt by the Cooperative of $6.0 million from Birds Eye Foods under the Termination Agreement.

Net cash used in financing activities includes dividends paid ($3.2 million), net of amounts borrowed ($1.0 million) by the Cooperative during the six months ended December 23, 2006.

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

CONTRACTUAL OBLIGATIONS: On November 20, 2006, Birds Eye Foods redeemed the remaining $50.0 million of outstanding Senior Subordinated Notes. Pro-Fac had previously guaranteed this obligation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Transaction, Pro-Fac is subject to interest rate fluctuations related to borrowings under the M&T Line of Credit. Amounts borrowed bear interest at the prime rate plus 75 basis points. The M&T prime rate and, therefore, the interest payable by Pro-Fac on principal borrowed under the M&T Line of Credit, is subject to change by M&T. At December 23, 2006, no amount was outstanding under the M&T Line of Credit. See "NOTE 3. Debt" in the "Notes to Condensed Financial Statements" included in Part I. Item 1 and Item 2 under the heading "Liquidity and Capital Resources" for a description of the terms of the M&T Line of Credit.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: Pro-Fac's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Pro-Fac's Principal Executive and Principal Financial Officer concluded that Pro-Fac's disclosure controls and procedures as of December 23, 2006 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in Pro-Fac's internal control over financial reporting identified during the quarter ended December 23, 2006, that materially affected, or are reasonably likely to materially affect, Pro-Fac's internal control over financial reporting.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

The information called for by this Item is disclosed in NOTE 5. "Other Matters - Legal Matters" under "Notes to Condensed Financial Statements" in Part I, Item 1 of this Form 10-Q, and is incorporated herein by reference in answer to this Item.

ITEM 1A. RISK FACTORS

The risks associated with the Cooperative's business are outlined above under "Cautionary Statement on Forward-Looking Statements and Risk Factors" in Part I,
Item 1. That description includes any material changes to and supersedes the description of the risk factors associated with the Cooperative's business previously disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 24, 2006; and such disclosure is incorporated by reference into and in response to this Item 1A.

ITEM 5.  OTHER INFORMATION

As previously disclosed by Pro-Fac in its periodic reports, on July 25, 2006 Birds Eye Foods announced its intention to exit from the vast majority of its non-branded frozen vegetable business. Birds Eye Foods implementation of its exit from the non-branded frozen vegetable business had a potential negative impact on Pro-Fac member-growers supplying snap beans, corn, peas, carrots, and squash to Birds Eye Foods New York processing facilities located in Oakfield and Bergen, which were slated for sale or closure. For the year ended June 24, 2006, Pro-Fac member-growers supplied raw product with a total CMV of approximately $22.0 million to these New York processing facilities, which represented approximately 34 percent of total raw product supplied to all Pro-Fac customers and approximately 44 percent of the CMV of raw product supplied to Birds Eye Foods. While the supply agreements for the New York facilities were assignable by Birds Eye Foods to a new operator or operators of the New York facilities, there could be no assurance that a new operator or operators for the New York facilities would be identified, or that a new operator or operators would assume the existing agreements or enter into replacement supply agreements with Pro-Fac. On December 21, 2006, Birds Eye Foods sold substantially all of the operating assets of its non-branded frozen vegetable business to Allens, Inc. including its processing facilities located in Oakfield and Bergen, New York. As part of that transaction, and consistent with its authority under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods assigned to Allens, Inc., together with all associated rights and obligations, the portion of the supply arrangements under the Amended and Restated Marketing and Facilitation Agreement related to crops processed in the New York facilities. The terms of the assigned supply arrangements have not been amended.

ITEM 6.  EXHIBITS

         Exhibits

         Exhibit Number                        Description
         --------------         ------------------------------------------------
          3.1 (ii)              Pro-Fac Cooperative,  Inc. Bylaws, as amended to
                                January 25,  2007  (filed as Exhibit  3.1(ii) to
                                Pro-Fac's  Current Report on Form 8-K filed with
                                the  Securities   and  Exchange   Commission  on
                                January 31, 2007 and incorporated herein by reference).

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



                                              PRO-FAC COOPERATIVE, INC.



Date:  February 5, 2007                BY:/s/   Stephen R. Wright
       ----------------------             --------------------------------
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