Form 10-Q
period 2007-03-24
PRO-FAC COOPERATIVE INC
filed 2007-05-04
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________

Form 10-Q
____________

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2007

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

Large accelerated filer [   ]                          Accelerated filer [   ]                          Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES                      NO       X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of April 30, 2007.

Common Stock – 1,769,543

FORM 10-Q
For the Quarterly Period Ended March 24, 2007
PRO-FAC COOPERATIVE, INC.
TABLE OF CONTENTS

		PAGE

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	22

ITEM 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	22

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited condensed financial statements of Pro-Fac Cooperative, Inc. (“Pro-Fac” or “the Cooperative”) as of March 24, 2007 and for the three month and nine month periods ended March 24, 2007 and March 25, 2006 are presented on the following pages. The financial statements have been prepared in accordance with the Cooperative’s usual accounting policies, are based, in part, on estimates and reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The June 24, 2006 condensed balance sheet was derived from the Cooperative’s audited balance sheet at June 24, 2006.

This Part I also includes management’s discussion and analysis of the Cooperative’s financial condition as of March 24, 2007 and its results of operations for the three month and nine month periods ended March 24, 2007.

Pro-Fac Cooperative, Inc.
Condensed Statements of Operations and Comprehensive Income/(Loss)
(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended

	March 24,	March 25,	March 24,	March 25,
	2007	2006	2007	2006

Net sales	$337	$13	$3,217	$13
Cost of sales	337	12	3,113	12
Gross profit	0	1	104	1
Equity in loss of Birds Eye
Holdings LLC	0	(3,343)	0	(5,015)
Gain from transaction with Birds Eye Foods, Inc.
and related agreements	1,200	1,191	4,800	4,761
Margin on delivered product	59	0	171	299
Selling, administrative and general expense	(438)	(340)	(1,109)	(887)
Other income	1	0	3	16
Operating income/(loss)	822	(2,491)	3,969	(825)
Interest income	67	21	185	81
Interest expense	(25)	0	(62)	(26)
Income/(loss) before income taxes	864	(2,470)	4,092	(770)
Income taxes	(224)	(409)	(1,052)	(409)
Net income/(loss)	$640	$(2,879)	$3,040	$(1,179)

Net income/(loss)	$640	$(2,879)	$3,040	$(1,179)
Other comprehensive income/(loss):
Unrealized gain on hedging activity of
equity investee	0	100	0	74
Minimum pension liability of investee	0	0	0	(71)
Comprehensive income/(loss)	$640	$(2,779)	$3,040	$(1,176)

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Balance Sheets
(Unaudited)

(Dollars in Thousands)

ASSETS
	March 24,	June 24,
	2007	2006

Current assets:
Cash and cash equivalents	$4,408	$2,391
Accounts receivable, trade	2,815	1,733
Accounts receivable from Birds Eye Foods, Inc.	11,373	7,668
Inventory	255	228
Prepaid expenses and other current assets	82	27
Total current assets	18,933	12,047

Fixed assets, net	13	16
Investment in –
Birds Eye Holdings LLC	4,324	1,942
Farm Fresh First, LLC	50	0
Total assets	$23,320	$14,005

LIABILITIES AND SHAREHOLDERS’ AND MEMBERS’ DEFICIT

Current liabilities:
Accounts payable	$333	$112
Other accrued expenses	238	6
Accrued income taxes	789	330
Amounts due members	15,534	12,571
Total current liabilities	16,894	13,019

Long-term debt	1,062	0
Total liabilities	17,956	13,019

Commitments and contingencies (Note 5)

Common stock, par value $5, authorized - 5,000,000 shares; issued
and outstanding 1,769,543	8,848	8,848

Shareholders’ and members’ deficit:
Retained earnings allocated to members	6,771	6,771
Non-cumulative preferred stock, par value $25, authorized
5,000,000 shares; issued and outstanding 26,312	658	658
Class A cumulative preferred stock, liquidation preference
$25 per share, authorized 10,000,000 shares; issued and
outstanding 4,929,272	123,233	123,233
Special membership interests	21,733	21,733
Accumulated deficit	(155,879)	(154,675)
Accumulated other comprehensive (loss)/income:
Unrealized gain on hedging activity of equity investee	0	179
Minimum pension liability adjustment of equity investee	0	(5,761)
Total shareholders’ and members’ deficit	(3,484)	(7,862)
Total liabilities and shareholders’ and members’ deficit	$23,320	$14,005

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended

	March 24,	March 25,
	2007	2006

Cash Flows from Operating Activities:
Net income/(loss)	$3,040	$(1,179)
Adjustments to reconcile net income/(loss) to net
cash used in operating activities:
Depreciation	3	2
Gain from transaction with Birds Eye Foods, Inc. and related agreements	(4,800)	(4,761)
Equity in loss of Birds Eye Holdings LLC	0	5,015
Change in assets and liabilities:
Accounts receivable	(4,787)	(2,617)
Accounts payable and other accrued expenses	453	14
Accrued income taxes	459	409
Amounts due members	2,963	2,231
Other assets and liabilities, net	(20)	(389)
Net cash used in operating activities	(2,689)	(1,275)

Cash Flows from Investing Activities:
Proceeds from Termination Agreement with Birds Eye Foods, Inc.	8,000	8,000
Investment in Farm Fresh First, LLC	(50)	0

Net cash provided by investing activities	7,950	8,000

Cash Flows from Financing Activities:
Borrowings on long-term debt	1,000	0
Cash dividends paid	(4,244)	(6,281)
Net cash used in financing activities	(3,244)	(6,281)

Net change in cash and cash equivalents	2,017	444
Cash and cash equivalents at beginning of period	2,391	1,103
Cash and cash equivalents at end of period	$4,408	$1,547

Non-Cash Investing Activities:

Increase in investment in Holdings LLC and equity	$5,582	$0

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

Basis of Presentation: The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements. Operating results for the interim period ended March 24, 2007 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 24, 2006.

New Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. The Cooperative must adopt FAS 157 in fiscal 2009, but has not yet begun to evaluate the effects, if any, of adoption on its financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Cooperative must adopt FIN 48 in the first quarter of fiscal 2008, and management currently is evaluating the effect of adoption on the Cooperative’s financial statements.

Investment in Birds Eye Holdings, LLC: On August 19, 2002, pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the “Unit Purchase Agreement”), by and among Pro-Fac, Birds Eye Foods, Inc. (“Birds Eye Foods”) at the time a New York corporation and a wholly-owned subsidiary of Pro-Fac, and Vestar/Agrilink Holdings LLC, a Delaware limited liability company, Vestar/Agrilink Holdings, LLC and certain co-investors (collectively, “Vestar”) acquired indirect control of Birds Eye Foods (“the Transaction”).

Upon consummation of the Transaction, Vestar acquired Class A common units and Pro-Fac acquired Class B common units in Birds Eye Holdings LLC (“Holdings LLC), a Delaware limited liability company and the sole stockholder of Birds Eye Holdings Inc. (Holdings Inc.), a Delaware corporation and the sole stockholder of Birds Eye Foods. The Class A common units entitle Vestar to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Vestar has a voting majority of all common units.

For additional information about the Transaction, including resulting agreements, see "NOTE 2. Agreements with Birds Eye Foods " under these "Notes to Condensed Financial Statements".

Until June 24, 2006, Pro-Fac accounted for its investment in Holdings LLC under the equity method of accounting. The Cooperative included its share, based on ownership, of the change in Holdings LLC’s minimum pension liabilities and unrealized holding gains and losses on hedging transactions in the Cooperative’s other comprehensive loss.

In the first quarter of fiscal 2007, the Cooperative concluded that it could no longer exert significant influence over the operating and financial policies of Holdings LLC and its indirect, wholly-owned subsidiary, Birds Eye Foods. Therefore, the Cooperative began accounting for this investment using the cost method effective June 25, 2006. This conclusion was reached based on a number of factors, including Birds Eye Foods decision, announced in the first quarter of fiscal 2007, to sell or close production facilities to which Pro-Fac supplied 34 percent of the total commercial market value (“CMV”) of raw product sold to all Pro-Fac customers and 44 percent of the total CMV supplied to Birds Eye Foods. Further, in conjunction with Birds Eye Foods announcement in October 2006 of its intent to repurchase its outstanding $50.0 million 11 7/8 percent senior subordinated notes, which Birds Eye Foods did on November 20, 2006, Holdings LLC’s management notified Pro-Fac that Birds Eye Foods had made a decision to no longer file periodic reports with the Securities and Exchange Commission and that, effective June 25, 2006, it would no longer provide Pro-Fac with financial information about Holdings LLC or Birds Eye Foods beyond that required under the Limited Liability Company Agreement of Holdings LLC (See Note 2). That agreement requires that Holdings LLC provide Pro-Fac with annual financial statements of Holdings LLC within 120 days after the close of a fiscal year and, to the extent received, financial statements of Birds Eye Foods. Any financial information received pursuant to the Limited Liability Company Agreement is subject to confidentiality provisions that preclude public disclosure.

As a result of beginning to use the cost method during the first quarter of fiscal 2007, the Cooperative’s proportionate share of the other comprehensive income and loss items of Holdings LLC previously recorded (net loss of approximately $5.6 million at June 24, 2006) was removed with a corresponding increase in the investment of approximately $5.6 million in accordance with Financial Accounting Standards Board Staff Position APB18-1 – “Accounting by an Investor for its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” The previously recorded proportional share of earnings and losses of Holdings LLC remain as a component of the carrying amount of the investment.

For the year ended June 24, 2006, Pro-Fac recorded equity method losses of $7.2 million. Cumulative equity method losses were $4.6 million through June 24, 2006.

Under the cost method, the Cooperative’s share of earnings or losses is not included in the Cooperative’s balance sheet or statement of operations and the Cooperative does not record its proportionate share of the other comprehensive income and loss items of Holdings LLC. Also, dividends received from Holdings LLC, if any, will be recorded as income when received. Impairment charges, if any, will be recognized in the statement of operations.

The aggregate cost of the Cooperative’s investment in Holdings LLC was $4.3 million at March 24, 2007. Due to the Birds Eye Foods actions described above, Pro-Fac evaluated its investment in Holdings LLC for impairment as of September 23, 2006. As a result of that evaluation Pro-Fac determined that the investment was not impaired. No events have occurred since that date that would require reevaluation.

The following schedule sets forth summarized financial information of Holdings LLC for the three and nine month periods ended March 25, 2006 (dollars in thousands), which are the periods presented that the investment in Holdings LLC was accounted for under the equity method:

	Three Months	Nine Months
Net sales	$222,776	$699,621
Gross profit	35,533	133,652
Income/(loss) from continuing operations	(34)	11,757
Net income/(loss)	(34)	11,476

Pro-Fac’s share of the loss of Holdings LLC under the equity method of accounting was determined for the three and nine month periods months ended March 25, 2006 as follows:

	Three Months	Nine Months
	(In Millions)
Net income of Holdings LLC	$0.0	$11.5
Less:
Preferred return on Holdings
LLC’s preferred units	(8.5)	(24.6)
Accretion of preferred units	(0.1)	(0.4)
Plus:
Interest on termination payments
recorded by Holdings LLC	0.3	1.1
Loss for common interests	(8.3)	(12.4)
Pro-Fac’s share of common interests	40.00%	40.39%
Equity loss from Holdings LLC	$(3.3)	$(5.0)

At June 24, 2006, Holdings LLC had $244.7 million of preferred units issued and outstanding which accrue a preferred return at the rate of 15 percent per annum compounded quarterly, based on a 360 day year. At June 24, 2006, the preferred units had accrued payment-in-kind dividends since issuance of approximately $105.9 million, which amount is included in the total preferred units outstanding. On March 22, 2007, Holdings LLC redeemed for cash all of its outstanding preferred units with the proceeds of new bank debt.

Investment in Farm Fresh First, LLC: During the quarter ended March 24, 2007, Pro-Fac acquired a 6.25% membership interest in Farm Fresh First, LLC (“Farm Fresh”). On April 13, 2007, Pro-Fac entered into an agricultural services agreement with Farm Fresh. Under the Services Agreement, Farm Fresh will provide Pro-Fac with agricultural and administrative services and will act as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not subject to existing supply agreements. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them, including three members of Pro-Fac’s Board of Directors who own their interests indirectly through affiliated entities. Pro-Fac accounts for this investment using the cost method.

Gain from Transaction with Birds Eye Foods and Related Transaction: Payments under the Termination Agreement (See Note 2) are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac’s continuing ownership percentage are recorded as a reduction to Pro-Fac’s investment in Holdings LLC. The remaining portion of payments received is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in each of the first nine months of fiscal 2007 and the first nine months of fiscal 2006, Pro-Fac recognized approximately $4.8 million as additional gain from the receipt of termination payments.

Income Taxes: The Cooperative qualifies for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative's taxable income for periods after August 19, 2002. At its March 2007 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal year ending June 30, 2007. As a result, the Cooperative recorded a tax provision of $0.2 million and $1.1 million for the three and nine month periods ended March 24, 2007, respectively.

A deferred income tax asset has not been recognized on the excess of the tax basis over the recorded investment in Holdings LLC. This asset would only be realized upon the sale of the investment based on the proceeds received.

NOTE 2.      AGREEMENTS WITH BIRDS EYE FOODS

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements, including the following:

Termination Agreement: Pro-Fac and Birds Eye Foods entered into a termination agreement (the “Termination Agreement”), pursuant to which the marketing and facilitation agreement between Pro-Fac and Birds Eye Foods (the “Marketing and Facilitation Agreement”) was terminated and, in consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years, provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. Pursuant to an amendment to the Termination Agreement dated March 29, 2007, the final installment of $2.0 million is expected to be received in July 2007.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac’s continuing ownership percentage is recorded as a reduction of Pro-Fac’s investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the transaction with Birds Eye Foods in the period it is received. Accordingly, in each of the first nine months of fiscal 2007 and fiscal 2006, Pro-Fac recognized approximately $4.8 million as gain from transaction with Birds Eye Foods, Inc. and $3.2 million was recognized as a reduction in Pro-Fac’s investment in Holdings LLC.

Limited Liability Company Agreement of Holdings LLC: Pro-Fac and Vestar are parties to a limited liability company agreement dated August 19, 2002 (as amended from time to time, the “Limited Liability Company Agreement”). While Birds Eye Foods is not a party to the Limited Liability Company Agreement, it contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC. The Limited Liability Company Agreement provides, among other things, that Holdings LLC’s distributable assets, which include cash receipts from operations, investing and financing, net of expenses, will be distributed to Holdings LLC’s members as determined by Holdings LLC’s management committee. Further, the Limited Liability Company Agreement provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from the operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units.

Amended and Restated Marketing and Facilitation Agreement. Pro-Fac and Birds Eye Foods are parties to an amended and restated marketing and facilitation agreement (the “Amended and Restated Marketing and Facilitation Agreement”). Pursuant to the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods buys crops from Pro-Fac grown by Pro-Fac’s members. Birds Eye Foods pays Pro-Fac the CMV of the crops supplied in installments corresponding to the dates payment is made by Pro-Fac to its members for the delivered crops. Birds Eye Foods makes estimated CMV payments to Pro-Fac for a particular crop year, subject to adjustments to reflect the actual CMV following the end of such year. Commodity committees of Pro-Fac meet with Birds Eye Foods management to establish CMV or receivable guidelines, review calculations, and report to a joint CMV committee of Pro-Fac and Birds Eye Foods. The Amended and Restated Marketing and Facilitation Agreement also provides that Birds Eye Foods will provide Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices.

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which it will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of Birds Eye Foods’ needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages were set based upon the needs of Birds Eye Foods in the 2002 crop year (fiscal 2003). The shortfall payment provisions of the agreement include a maximum shortfall payment, determined for each crop, that can be paid over the term of the Amended and Restated Marketing and Facilitation Agreement. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $10.0 million over the term of the agreement. Also, Birds Eye Foods can sell portions of its business and the volumes of crop purchases by Birds Eye Foods with respect to such transferred business will be disregarded for purposes of determining shortfall payments.

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

NOTE 3.      DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a credit agreement, dated August 19, 2002, which was amended by an agreement dated March 28, 2007 (the “Credit Agreement”), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the “Credit Facility ”). Pro-Fac is permitted to borrow up to $1.0 million per year under the Credit Facility, unless Birds Eye Foods is prohibited from making such advances under the terms of certain third party indebtedness of Birds Eye Foods. Pro-Fac did not elect to borrow under the terms of this facility during the three years ended August 19, 2005.

At March 24, 2007, Pro-Fac had borrowed $1.0 million under the terms of the Credit Agreement. Pro-Fac may borrow an additional $1.0 million under the terms of the Credit Agreement at any time through November 20, 2007. Any amount available under the terms of the Credit Facility will be reduced, on a dollar-for-dollar basis, to the extent of certain distributions made by Holdings LLC to Pro-Fac in respect of its ownership in Holdings LLC. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. Amounts borrowed and accrued interest are required to be paid only upon a sale of Pro-Fac’s ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holdings LLC or one of more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. As of March 24, 2007, $1.062 million was outstanding under the Credit Facility, including accrued interest. As of June 24, 2006, no amount was outstanding under the Credit Facility.

Line of Credit: The Cooperative may borrow up to $2.0 million under the terms of an annually renewable line of credit (the “M&T Line of Credit”) from Manufacturers and Traders Trust Company ("M&T Bank"). The M&T Line of Credit expires on September 30, 2007. At March 24, 2007 and June 24, 2006, there were no borrowings outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. The collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

Contractual Obligations Guaranteed: Pro-Fac guarantees Subordinated Promissory Notes of Birds Eye Foods due November 2008 which totaled $38.8 million at March 24, 2007.

NOTE 4.      COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative’s shares authorized, issued, and outstanding at March 24, 2007 and June 24, 2006.

	Par	Shares	Shares Issued and Outstanding
	Value	Authorized	March 24,	June 24,
			2007	2006
Common Stock	$5.00	5,000,000	1,769,543	1,769,543
Non-Cumulative Preferred Stock	$25.00	5,000,000	26,312	26,312
Class A Cumulative Preferred Stock	$1.00	10,000,000	4,929,272	4,929,272
Class B Cumulative Preferred Stock	$1.00	9,500,000	0	0
Class C Cumulative Preferred Stock	$1.00	10,000,000	0	0
Class D Cumulative Preferred Stock	$1.00	10,000,000	0	0
Class E Cumulative Preferred Stock	$1.00	10,000,000	0	0
Class B, Series I 10% Cumulative Redeemable
Preferred Stock	$1.00	500,000	0	0

In the event of liquidation, the relative preference of Pro-Fac’s outstanding securities is as follows: first retains, then cumulated dividends on the Cooperative’s Class A cumulative preferred stock, then all classes of preferred stock, pari passu, then common stock and, finally, special membership interests.

While the Cooperative presently has no plans to liquidate, if liquidation were to occur, the order of redemption and the amount required to fully redeem each class outstanding, at March 24, 2007, is as follows:

	Amount Required
(Dollars in Thousands)	to Fully Redeem
Retains	$6,771
Cumulated dividends	2,169	(1)
AND
Non-Cumulative Preferred Stock	658	(1)
AND
Class A Cumulative Preferred Stock	123,233	(1)
Common Stock	8,848
Special Membership Interests	21,733
	$163,412
(1) Pari passu

Retained Earnings Allocated to Members (“Retains”): Retains arise from patronage income and are allocated to the accounts of members within 8 1/2 months of the end of each fiscal year. For the nine month periods ended March 24, 2007 and March 25, 2006, no patronage income was retained. Qualified retains are taxable income to the member in the year the allocation is made. At its March 2007 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage proceeds for the fiscal year ending June 30, 2007.

When and if determined by the Board of Directors, retains convert into shares of Class A cumulative preferred stock. The Board of Directors, however, has tentatively decided that conversion of matured retains into Class A cumulative preferred stock will not be considered by the Board of Directors for retains issued for fiscal year 2002 and thereafter.

Preferred Stock: All preferred stock outstanding originated, directly or indirectly, from the conversion at par value of retains at the discretion of Pro-Fac’s Board of Directors. Preferred stock is generally non-voting, except that the holders of preferred stock are entitled to vote on those matters specifically required by law.

Pro-Fac’s Class A cumulative preferred stock is listed under the symbol PFACP on the Nasdaq Capital Market.

The dividend rates for the preferred stock outstanding are as follows:

Non-Cumulative Preferred Stock	$1.50 per share payable annually at the discretion of the Board.

Class A Cumulative Preferred Stock	$1.72 per share annually, payable in four quarterly installments of $.43 per share; cumulative, if not paid.

During the quarters ended September 23, 2006, December 23, 2006 and March 24, 2007, the Cooperative paid cash dividends of $.43, $.21 and $.21 per share totaling $2.2 million, $1.0 million and $1.0 million, respectively on the Class A cumulative preferred stock. Dividends of $.44 per share totaling $2.2 million cumulated at March 24, 2007.

On April 30, 2007, the Cooperative paid a cash dividend of $.21 per share on the Class A cumulative preferred stock totaling approximately $1.0 million. As a result, cumulated unpaid dividends increased to $3.3 million at April 30, 2007.

The Cooperative’s ability to pay dividends is dependent upon, among other factors, its available cash, capital surplus and its future earnings. The Cooperative’s principal use of available cash has been the payment of dividends on its Class A cumulative preferred stock and its non-cumulative preferred stock. The $10.0 million annual receipts under the Termination Agreement have been the principal source of cash for payment of dividends with the last installment of $2.0 million expected to be received in July 2007. The Limited Liability Company Agreement of Holdings LLC provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to make annual distributions to Holdings LLC, which can in turn be used by Holdings LLC to fund distributions to its common unit holders, including Pro-Fac. Many factors could affect whether such distributions are made in the future including any financing arrangements of Birds Eye Foods which may preclude or otherwise restrict such distributions.

Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. Because Pro-Fac has no control over the determination of whether such distributions will be made, Pro-Fac’s Board of Directors has developed a business plan that assumes distributions will not be made under the Limited Liability Company Agreement to replace the $10.0 million annual source of cash under the Termination Agreement ending with the last $2.0 million payment expected to be received in July 2007.

On May 5, 2006, the Board determined, subject to all of the facts and circumstances at the relevant times, that it expected to declare a full quarterly dividend of $.43 per share of Class A cumulative preferred stock for payment in July 2006 and $.21 per share of Class A cumulative preferred stock for payment in October 2006 and January and April 2007. These dividends were paid in July and October 2006 and January and April 2007. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its Class A cumulative preferred stock. Dividends on the Class A cumulative preferred stock cumulate whether or not declared, and are payable in preference to any dividends on Pro-Fac common stock and the special membership interests.

In accordance with the Cooperative’s certificate of incorporation, the Board has set aside the proportionate share of the annual non-cumulative preferred stock dividend (approximately $15,000) for payment in July 2007. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its non-cumulative preferred stock. To the extent any dividends are declared on the Class A cumulative preferred stock, a pro rata dividend will be declared on the non-cumulative preferred stock in accordance with Pro-Fac’s certificate of incorporation.

The Board believes, taking into consideration the reduction and ultimate suspension of dividend payments on the Cooperative’s preferred stock and borrowing capacity under Pro-Fac’s Credit Agreement with Birds Eye Foods, that Pro-Fac will have sufficient sources of cash to fund its operations at least through the end of fiscal 2010, which the Board believes will provide time to monitor Pro-Fac’s investment in Holdings LLC and explore other methods of raising cash. The declaration of any future dividends, including the expected declaration outlined above, are subject to Board action in advance of such declaration based upon all of the facts and circumstances at each such time.

While the Cooperative prepares its financial statements using generally accepted accounting principles, which are based primarily on historical cost, it determines its capital surplus under applicable state law. Under New York Law, capital surplus is the amount by which the fair value of the Cooperative’s assets exceed the total of its liabilities and the par value of its capital stock. For the fiscal quarter ended March 24, 2007, the Cooperative’s Board of Directors determined that capital surplus was available based upon evidence of the fair market value of the Cooperative’s assets, including its investment in Holdings LLC. There can, however, be no assurance that the value of the Cooperative’s assets, including its investment in Holdings LLC, will be sufficient to support a determination of capital surplus in the future. Absent sufficient capital surplus, the Cooperative will be prohibited from paying dividends. Factors that may influence the fair market value of the Cooperative’s investment in Holdings LLC include the financial condition and results of operations of Birds Eye Foods.

Common Stock: The Cooperative’s common stock is owned by its members. The number of shares of common stock owned by a Pro-Fac member-grower is based upon the quantity and type of crops to be marketed through Pro-Fac by the member-grower. If a member-grower ceases to be a producer of agricultural products that are marketed through the Cooperative, then the member-grower must sell its shares of Pro-Fac common stock to another grower that is acceptable to the Cooperative. Additionally, member-growers desiring to adjust quantities of crops marketed through Pro-Fac may either offer to sell or purchase shares of Pro-Fac common stock.

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

At its January 2003 meeting, the Board of Directors determined to suspend the payment of annual dividends on the Cooperative's common stock for an indefinite period of time.

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

Guarantees and Indemnifications: As partial consideration for the acquisition in fiscal 1999 of the frozen and canned vegetable business of Dean Foods Company, Birds Eye Foods issued to Dean Foods a subordinated promissory note for $30 million due November 22, 2008. The subordinated promissory note is currently owned by GLK, LLC, a New York limited liability company, whose members are Birds Eye Foods and GLK Holdings, Inc., which is a wholly owned subsidiary of Birds Eye Foods. Interest on the subordinated promissory note accrued quarterly in arrears, at a rate per annum of 5 percent until November 22, 2003, with such interest payable in kind through the issuance by Birds Eye Foods of additional subordinated promissory notes identical to the subordinated promissory note (collectively, the “Subordinated Promissory Notes”). Interest after November 22, 2003 accrues at the rate per annum of 10 percent and is payable in cash. Pro-Fac, jointly and severally, guarantees the obligations of Birds Eye Foods under the Subordinated Promissory Notes. As of March 24, 2007, the outstanding amount subject to the Cooperative’s guarantee included principal of $30 million and accrued interest of $8.8 million.

Historically, when Pro-Fac has sold assets, it may have retained certain liabilities for known exposures and provided indemnification to the buyer(s) with respect to future claims for certain unknown liabilities existing, or arising from events occurring, prior to the sale date, including liabilities for taxes, legal matters, environmental exposures, labor contingencies, product liability, and other obligations. Pro-Fac may enter into similar arrangements in the future. Agreements to provide indemnifications may vary in duration, generally for two years for certain types of indemnities, to terms for tax indemnifications that are generally aligned to the applicable statute of limitations for the jurisdiction in which the tax is imposed, and to terms for certain liabilities (i.e., warranties of title and environmental liabilities) that typically do not expire. The maximum potential future payments that the Cooperative could be required to make under agreements of indemnification are (or may be) either contractually limited to a specified amount or unlimited. The maximum potential future payments that the Cooperative could be required to make under agreements of indemnification are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses, which are not estimable. Historically, costs incurred to resolve claims related to agreements of indemnification have not been material to the Cooperative’s financial position, results of operations or cash flows.

From time to time, in the ordinary course of its business, Pro-Fac has, or may, enter into agreements with its customers, suppliers, service providers and business partners which contain indemnification provisions. Generally, such indemnification provisions require the Cooperative to indemnify and hold harmless the indemnified party(ies) and to reimburse the indemnified party(ies) for claims, actions, liabilities, losses and expenses in connection with any personal injuries or property damage resulting from any Pro-Fac products sold or services provided. Additionally, the Cooperative may from time to time agree to indemnify and hold harmless its providers of services from claims, actions, liabilities, losses and expenses relating to their services to Pro-Fac, except to the extent finally determined to have resulted from the fault of the provider of services relating to such services. The level of conduct constituting fault of the service provider will vary from agreement to agreement and may include conduct which is defined in terms of negligence, gross negligence, willful misconduct, omissions or other culpable behavior. The term of these indemnification provisions are generally not limited. The maximum potential future payments that the Cooperative could be required to make under these indemnification provisions are unlimited and are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses to the claims, which are not estimable. Historically, costs incurred to resolve claims related to these indemnification provisions have not been material to the Cooperative’s financial position, results of operations or cash flows.

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

On April 13, 2007, Pro-Fac entered into an agricultural services agreement with Farm Fresh, a newly formed limited liability company, in which Pro-Fac owns a 6.25% membership interest. Under the Services Agreement, Farm Fresh will provide Pro-Fac with agricultural and administrative services and will act as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not subject to existing supply agreements. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them. Included are three members of Pro-Fac’s Board of Directors, Peter Call, chairman of Pro-Fac's Board, Kenneth Mattingly and James Vincent, who are each indirect owners of 6.25% of the membership interest of Farm Fresh (total 18.75%) through affiliated entities. Peter Call is also chairman of the Board of Directors of Farm Fresh.

During the quarter ended March 24, 2007, Pro-Fac paid Farm Fresh approximately $39,000 for services provided.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

From time to time, Pro-Fac or persons acting on behalf of Pro-Fac may make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or by the Securities and Exchange Commission (“SEC”) in its rules, regulations, and releases. The Cooperative desires to take advantage of the “safe harbor” provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report and other statements made in this Report and in other filings with the SEC.

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management’s current expectations and beliefs, all of which could be affected by the uncertainties and risk factors described below. The Cooperative’s actual results could differ materially from those expressed or implied in the forward-looking statements. The risk factors that could impact the Cooperative include:

  Birds Eye Foods no longer has any public debt outstanding and has made the decision to no longer be a reporting company under the Securities Exchange Act of 1934 (the “1934 Act”). Accordingly, Birds Eye Foods is no longer required to file with the SEC Form 10-K annual reports, Form 10-Q quarterly reports, and generally other periodic filings required under the 1934 Act. Accordingly, the holders of shares of Pro-Fac capital stock do not have access to information about Birds Eye Foods, its financial condition and results of operations, that has historically been publicly available through Birds Eye Foods’ voluntary filings.

  the Cooperative’s ability to pay dividends is dependent upon, among other factors available cash, capital surplus and its future earnings. The Cooperative’s principal use of available cash has been the payment of dividends on its Class A cumulative preferred stock and its non-cumulative preferred stock. The $10.0 million annual receipts under the Termination Agreement have been the principal source of cash for payment of dividends with the last installment of $2.0 million to be received in July 2007. The Limited Liability Company Agreement of Holdings LLC contains terms and conditions relating to, among other things, the distribution of profits and losses and the rights and limitations of members of Holdings LLC; and provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to make annual distributions to Holdings LLC, which can in turn be used by Holdings LLC to fund distributions to its common unit holders. Pro-Fac owns Class B common units in and is a member of Holdings LLC. Many factors could affect whether such distributions are made in the future including any financing arrangements of Birds Eye Foods which may preclude or otherwise restrict such distributions.

  Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made. Pro-Fac’s Board of Directors has developed a business plan that assumes distributions will not be made under the Limited Liability Company Agreement to replace the $10.0 million annual source of cash under the Termination Agreement ending with the last $2.0 million payment to be received in July 2007.

  Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on Pro-Fac’s Class A cumulative preferred stock and on its non-cumulative preferred stock. Dividends on the Class A cumulative preferred stock cumulate whether or not declared, and are payable in preference to any dividends on Pro-Fac common stock and the special membership interests. To the extent any dividends are declared on the Class A cumulative preferred stock, a pro rata dividend will be declared on the non-cumulative preferred stock in accordance with Pro-Fac’s certificate of incorporation.

  The Board believes, taking into consideration the reduction and ultimate suspension of dividend payments on the Cooperative’s preferred stock and borrowing capacity under Pro-Fac’s Credit Agreement with Birds Eye Foods, that Pro-Fac will have sufficient sources of cash to fund its operations at least through the end of fiscal 2010, which the Board believes will provide time to monitor Pro-Fac’s investment in Holdings LLC and explore other sources of cash.

  While the Cooperative prepares its financial statements using generally accepted accounting principles, which are based primarily on historical cost, it determines its capital surplus under applicable state law. Under New York Law, capital surplus is the amount by which the fair value of the Cooperative’s assets exceed the total of its liabilities and the par value of its capital stock. For the fiscal quarter ended March 24, 2007, the Cooperative’s Board of Directors determined that capital surplus was available based upon evidence of the fair market value of the Cooperative’s assets, including its investment in Holdings LLC. There can, however, be no assurance that the value of the Cooperative’s assets, including its investment in Holdings LLC, will be sufficient to support a determination of capital surplus in the future. Absent sufficient capital surplus, the Cooperative will be prohibited from paying dividends. Factors that may influence the fair market value of the Cooperative’s investment in Holdings LLC include the financial condition and results of operations of Birds Eye Foods.

  On March 22, 2007, Holdings LLC redeemed for cash all of its outstanding preferred units with the proceeds of new bank debt. Historically, the value of the Cooperative’s investment in Holdings LLC was also impacted by the rights and preferences of Holdings LLC’s preferred units.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac’s financial condition and results of operations in the third quarter and first nine months of fiscal 2007 as compared to the third quarter and first nine months of fiscal 2006. This section should be read in conjunction with Part I, Item 1. Financial Statements, of this Report.

OVERVIEW

Since 1960, Pro-Fac has operated as a New York agricultural cooperative, owned and controlled by its members, to purchase, market, and sell crops grown by its member-growers, for the mutual benefit of its members. Only growers of crops marketed through Pro-Fac, or associations of such growers, can become members of Pro-Fac. Membership in Pro-Fac is evidenced by the ownership of Pro-Fac common stock. As of December 23, 2006, there were approximately 490 Pro-Fac members, consisting of individual growers or associations of growers, located principally in the states of New York, Delaware, Pennsylvania, Illinois, Michigan, Washington, Oregon, Nebraska and Florida. Crops marketed by Pro-Fac include fruits (cherries, apples, blueberries, and peaches), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, asparagus and potatoes) and popcorn. For the year ended June 24, 2006, Pro-Fac delivered crops with a commercial market value of approximately $65.2 million. When Pro-Fac acts as an agent for its members in delivering crops, this activity is recorded on a net basis and no sales are reported.

Historically, Pro-Fac’s primary sources of income have been payments received under the terms of the Termination Agreement with Birds Eye Foods and income it recognizes from its investment in Holdings LLC, using the equity method of accounting. Income or loss based on Pro-Fac’s common equity interest in Holdings LLC, recorded under the equity method of accounting, varies depending on the operating results of Holdings LLC and the dividend requirements of Holdings LLC’s preferred equity holders. Holdings LLC’s operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary. Pro-Fac’s primary source of cash has been payments under the Termination Agreement. One scheduled installment remains payable to Pro-Fac under the Termination Agreement - a final payment of $2.0 million expected to be received in July 2007. Although distributions under the Limited Liability Company are a potential source of cash, Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made. Pro-Fac’s Board of Directors has developed a business plan that assumes distributions will not be made under the Limited Liability Company Agreement to replace the $10.0 million annual source of cash under the Termination Agreement ending with the last $2.0 million payment expected to be received in July 2007.

Until June 24, 2006, Pro-Fac accounted for its investment in Holdings LLC under the equity method of accounting. The Cooperative included its share, based on ownership, of the change in Holdings LLC’s minimum pension liabilities and unrealized holding gains and losses on hedging transactions in the Cooperative’s other comprehensive loss.

In the first quarter of fiscal 2007, the Cooperative concluded that it could no longer exert significant influence over the operating and financial policies of Holdings LLC and its indirect, wholly-owned subsidiary, Birds Eye Foods. Therefore, the Cooperative began accounting for this investment using the cost method effective June 25, 2006. This conclusion was reached based on a number of factors, including Birds Eye Foods decision, announced in the first quarter of fiscal 2007, to sell or close production facilities to which Pro-Fac supplied 34 percent of the total CMV of raw product sold to all Pro-Fac customers and 44 percent of the total CMV supplied to Birds Eye Foods. In October 2006, Birds Eye Foods announced its intent to repurchase its outstanding $50.0 million 11 7/8 percent senior subordinated notes. Birds Eye Foods did redeem the senior subordinated notes in full on November 20, 2006. As a result of the redemption, Birds Eye Foods is no longer required under the indenture covering the senior subordinated notes to file voluntary periodic reports with the Securities and Exchange Commission. Additionally, Holdings LLC’s management notified Pro-Fac that Birds Eye Foods had made a decision to no longer file periodic reports with the Securities and Exchange Commission and that, effective June 25, 2006, it will no longer provide Pro-Fac with financial information about Holdings LLC or Birds Eye Foods beyond that required under the Limited Liability Company Agreement of Holdings LLC. That agreement requires that Holdings LLC provide Pro-Fac with annual financial statements of Holdings LLC within 120 days after the close of a fiscal year and, to the extent received, financial statements of Birds Eye Foods. Any financial information received pursuant to the Limited Liability Company Agreement is subject to confidentiality provisions that preclude public disclosure.

As a result of beginning to use the cost method during the first quarter of fiscal 2007, the Cooperative’s proportionate share of the other comprehensive income and loss items of Holdings LLC previously recorded (net loss of approximately $5.6 million at June 24, 2006) was removed with a corresponding increase in the investment of approximately $5.6 million in accordance with Financial Accounting Standards Board Staff Position APB18-1 – “Accounting by an Investor for its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” The previously recorded proportional share of earnings and losses of Holdings LLC remain as a component of the carrying amount of the investment.

For the year ended June 24, 2006, Pro-Fac recorded equity method losses of $7.2 million. Cumulative equity method losses were $4.6 million through June 24, 2006.

Under the cost method, the Cooperative’s share of earnings or losses is not included in the Cooperative’s balance sheet or statement of operations and the Cooperative does not record its proportionate share of the other comprehensive income and loss items of Holdings LLC. Also, dividends received from Holdings LLC, if any, will be recorded as income when received. Impairment charges, if any, will be recognized in the statement of operations.

RESULTS OF OPERATIONS - THIRD QUARTER 2007 COMPARED TO THIRD QUARTER 2006

Net sales, cost of sales and gross profit: Net sales and cost of sales increased in the quarter ended March 24, 2007, as the Cooperative entered into more sales transactions as a principal for its members than in the quarter ended March 25, 2006.

Equity in loss of Holdings LLC: For the quarter ended March 24, 2007, the Cooperative accounted for its investment in Holdings LLC using the cost method, therefore, no income or loss was recorded (See Notes to Condensed Financial Statements). A loss of approximately $3.3 million was recorded in the third quarter of fiscal 2006 using the equity method of accounting. Holdings’ operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary.

During the quarter ended March 24, 2007, Pro-Fac’s recorded investment in Holdings LLC decreased by $0.8 million due to the allocation (approximately 40 percent) of the portion of termination payments received during the quarter related to Pro-Fac’s continuing indirect ownership of Birds Eye Foods.

Gain from transaction with Birds Eye Foods and related agreements: In accordance with the Termination Agreement, Pro-Fac is entitled to the payment of a termination fee of $10.0 million per year for five years payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1 with the final payment expected to be received in July 2007.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac’s continuing ownership percentage are recorded as a reduction to Pro-Fac’s investment in Holdings LLC. The remaining portion of payments received is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the third quarter of fiscal 2007 and the third quarter of fiscal 2006, Pro-Fac recognized approximately $1.2 million as additional gain (approximately 60 percent) from the receipt of termination payments ($2.0 million on each of January 1, 2007 and January 1, 2006).

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members, which result in margin being earned by the Cooperative. The Cooperative earned $0.1 million in margin during the third quarter of fiscal 2007 and no margin during the third quarter of fiscal 2006. The increase is attributable to the Cooperative entering into more sales transactions as an agent for its members.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.4 million and $0.3 million for the quarters ended March 24, 2007 and March 25, 2006, respectively.

Interest income: Interest income increased from $21 thousand for the quarter ended March 25, 2006, to $67 thousand for the quarter ended March 24, 2007, due to higher on-hand cash balances.

Income taxes: The Cooperative qualifies for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative's taxable income for periods after August 19, 2002. At its March 2007 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal year ending June 30, 2007. As a result, the Cooperative recorded a tax provision of $0.2 million in the quarter ended March 24, 2007.

A deferred income tax asset has not been recognized on the excess of the tax basis over the recorded investment in Holdings LLC. This asset would only be realized upon the sale of the investment based on the proceeds received.

RESULTS OF OPERATIONS - FIRST NINE MONTHS 2007 COMPARED TO FIRST NINE MONTHS 2006

Net sales, cost of sales and gross profit: Net sales and cost of sales increased in the nine months ended March 24, 2007, as the Cooperative entered into more sales transactions as a principal for its members than in the nine months ended March 25, 2006.

Equity in loss of Holdings LLC: For the nine months ended March 24, 2007, the Cooperative accounted for its investment in Holdings LLC using the cost method, therefore, no income or loss was recorded. A loss of approximately $5.0 million was recorded in the nine months ended March 25, 2006, using the equity method of accounting. Holdings’ operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary.

In the nine months ended March 24, 2007, Pro-Fac’s recorded investment in Holdings LLC decreased by $3.2 million due to the allocation (approximately 40%) of the portion of termination payments received during the nine months related to Pro-Fac’s continuing indirect ownership of Birds Eye Foods.

Gain from transaction with Birds Eye Foods, Inc. and related agreements: In each of the first nine months of fiscal 2007 and fiscal 2006, Pro-Fac recognized approximately $4.8 million as additional gain (approximately 60%) from receipt of termination payments.

Margin on delivered product: The Cooperative earned $0.2 million in margin during the nine months ended March 24, 2007. The Cooperative earned $0.3 million in margin during the nine months ended March 25, 2006. The decrease is attributable to the Cooperative entering into fewer sales transactions as an agent for its members.

Selling, administrative, and general expenses: Selling, administrative, and general expenses totaled $1.1 and $0.9 million for the nine months ended March 24, 2007 and March 25, 2006, respectively, with the increase attributable primarily to increased insurance costs and professional fees.

Interest income: Interest income increased from $81 thousand for the nine months ended March 25, 2006, to $185 thousand for the nine months ended March 24, 2007, due to higher on-hand cash balances.

Income Taxes: At its March 2007 meeting, the Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal year ending June 30, 2007. As a result, the Cooperative recorded a tax provision of $1.1 million for the nine months ended March 24, 2007.

CRITICAL ACCOUNTING POLICIES

“NOTE 1. Description of Business and Summary of Accounting Policies” under “Notes to Condensed Financial Statements” included in Part I, Item 1 of this Report discusses the significant accounting policies of Pro-Fac. Pro-Fac’s discussion and analysis of its financial condition and results of operations are based upon its condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Pro-Fac’s management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, Pro-Fac evaluates its estimates.

Pro-Fac’s estimates affecting the financial statements relate primarily to contingencies. Certain accounting policies deemed critical to Pro-Fac’s results of operations or financial position are discussed below.

Until June 24, 2006, Pro-Fac accounted for its investment in Holdings LLC under the equity method of accounting. The Cooperative included its share, based on ownership, of the change in Holdings LLC’s minimum pension liabilities and unrealized holding gains and losses on hedging transactions in the Cooperative’s other comprehensive loss.

In the first quarter of fiscal 2007, the Cooperative concluded that it could no longer exert significant influence over the operating and financial policies of Holdings LLC and its indirect, wholly-owned subsidiary, Birds Eye Foods. Therefore, the Cooperative began accounting for this investment using the cost method effective June 25, 2006. This conclusion was reached based on a number of factors, including Birds Eye Foods decision, announced in the first quarter of fiscal 2007, to sell or close production facilities to which Pro-Fac supplied 34 percent of the total CMV of raw product sold to all Pro-Fac customers and 44 percent of the total CMV supplied to Birds Eye Foods. Further, in conjunction with Birds Eye Foods announcement in October 2006 of its intent to repurchase its outstanding $50.0 million 11 7/8 percent senior subordinated notes, Holdings LLC’s management notified Pro-Fac that Birds Eye Foods had made a decision to no longer file periodic reports with the Securities and Exchange Commission and that, effective June 25, 2006, it will no longer provide Pro-Fac with financial information about Holdings LLC or Birds Eye Foods beyond that required under the Limited Liability Company Agreement of Holdings LLC. That agreement requires that Holdings LLC provide Pro-Fac with annual financial statements of Holdings LLC within 120 days after the close of a fiscal year and, to the extent received, financial statements of Birds Eye Foods. Any financial information received pursuant to the Limited Liability Company Agreement is subject to confidentiality provisions that preclude public disclosure.

As a result of beginning to use the cost method during the first quarter of fiscal 2007, the Cooperative’s proportionate share of the other comprehensive income and loss items of Holdings LLC previously recorded (net loss of approximately $5.6 million at June 24, 2006) was removed with a corresponding increase in the investment of approximately $5.6 million in accordance with Financial Accounting Standards Board Staff Position APB18-1 – “Accounting by an Investor for its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.”

For the year ended June 24, 2006, Pro-Fac recorded equity method losses of $7.2 million. Cumulative equity method losses were $4.6 million through June 24, 2006.

Under the cost method, the Cooperative’s share of earnings or losses is not included in the Cooperative’s balance sheet or statement of operations and the Cooperative does not record its proportionate share of the other comprehensive income and loss items of Holdings LLC. Also, dividends received from Holdings LLC, if any, will be recorded as income when received. Impairment charges, if any, will be recognized in the statement of operations.

Pro-Fac markets and sells its members’ crops to food processors, including Birds Eye Foods. Under the provisions of Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross Versus Net as an Agent”, subsequent to the Transaction, the Cooperative records most crop delivery activity among Birds Eye Foods and other customers, itself and its members on a net basis. For transactions in which Pro-Fac acts as a principal rather than an agent, sales and cost of sales are reported.

LIQUIDITY AND CAPITAL RESOURCES

At March 24, 2007, Pro-Fac had $4.4 million in cash and cash equivalents. Net cash available to Pro-Fac, after payment of CMV to Pro-Fac’s member-growers, has been used to pay Pro-Fac’s operating expenses as well as its quarterly dividends on its preferred stock and to fund repurchases of its common stock. Dividends on Pro-Fac’s preferred stock were $8.4 million and $8.3 million in fiscal 2006 and 2005, respectively.

Pro-Fac has four sources or potential sources of available cash to fund its operating expenses and the payment of its quarterly dividends: (i) cash from its sale of raw products to its customers, (ii) payments received under the Termination Agreement with Birds Eye Foods, (iii) potential cash distributions related to its investment in Birds Eye Holdings LLC, and (iv) borrowings.

Pro-Fac’s primary source of cash has been and currently is the installment payments from Birds Eye Foods under the Termination Agreement. Another potential source of cash is the CMV payments made to it by Birds Eye Foods and other customers for crops sold pursuant to the Amended and Restated Marketing and Facilitation Agreement and other supply agreements. Although CMV payments are considered a potential source of cash to Pro-Fac, Pro-Fac has typically paid 100 percent of CMV to its member-growers for crops delivered and did so in fiscal 2005 and fiscal 2006 and expects to do so in fiscal 2007. Since such CMV payments are approximately equal to the cash Pro-Fac receives from its customers for its raw products, CMV payments are not considered a significant source of available cash from which Pro-Fac can pay operating expenses and quarterly dividends.

As stated above, Pro-Fac’s current primary source of cash is its receipts under the Termination Agreement. In January 2007, the Cooperative received a $2.0 million installment. There is one scheduled quarterly installment payment of $2.0 million remaining, which is expected to be received in July 2007.

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

While distributions under the Limited Liability Agreement are a potential source of cash, Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. Because Pro-Fac has no control over the determination of whether such distributions will be made, Pro-Fac’s Board of Directors has developed a business plan that assumes distributions will not be made under the Limited Liability Company Agreement to replace the $10.0 million annual source of cash under the Termination Agreement ending with the last $2.0 million payment expected to be received in July 2007.

On May 5, 2006, the Board determined, subject to all of the facts and circumstances at the relevant times, that it expected to declare a full quarterly dividend of $.43 per share of Class A cumulative preferred stock for payment in July 2006 and $.21 per share of Class A cumulative preferred stock for payment in October 2006 and January and April 2007. These dividends were paid in July and October 2006 and January and April 2007. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its Class A cumulative preferred stock. Dividends on the Class A cumulative preferred stock cumulate whether or not declared, and are payable in preference to any dividends on Pro-Fac common stock and the special membership interests.

In June 2006, the Board declared the annual dividend of $1.50 per share on the Cooperative’s non-cumulative preferred stock (a total of approximately $40,000) which was paid in July 2006, and in accordance with the Cooperative’s certificate of incorporation has set aside the proportionate share of the annual non-cumulative preferred stock dividend (approximately $15,000) for payment in July 2007. Beginning with the quarter ending in June 2007, the Board expects to suspend in full the declaration and payment of dividends on its non-cumulative preferred stock. To the extent any dividends are declared on the Class A cumulative preferred stock, a pro rata dividend will be declared on the non-cumulative preferred stock in accordance with Pro-Fac’s certificate of incorporation.

The Board believes, taking into consideration the reduction and ultimate suspension of dividend payments on the Cooperative’s preferred stock and borrowing capacity under Pro-Fac’s Credit Agreement with Birds Eye Foods, that Pro-Fac will have sufficient sources of cash to fund its operations at least through the end of fiscal 2010, which the Board believes will provide time to review Pro-Fac’s investment in Holdings LLC and explore other methods of raising cash.

The amount of available cash that may be generated from Pro-Fac’s operations depends upon how successful Pro-Fac is in its efforts, including controlling any associated costs. For the nine months ended March 24, 2007 and March 25, 2006, Pro-Fac generated modest margin from sales of product to customers other than Birds Eye Foods. Any available cash generated from products and/or services offerings by Pro-Fac is currently anticipated to be a secondary source of cash, and is not expected to provide a significant amount of available cash to fund Pro-Fac’s operating expenses or dividend payments.

In addition to the cash payments to Pro-Fac pursuant to the Termination Agreement, Pro-Fac has available up to $1.0 million per year, until November 20, 2007 (total potential borrowing at March 24, 2007 was $2.0 million), under the Credit Agreement with Birds Eye Foods, and up to $2.0 million under an annually renewable line of credit from M&T Bank, as discussed below. The current agreement with M&T Bank expires on September 30, 2007.

The Cooperative may borrow up to $2.0 million under the M&T Line of Credit. Principal amounts borrowed under the M&T Line of Credit bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. Pro-Fac’s obligations under the M&T Line of Credit are secured by a security interest granted to M&T in substantially all of Pro-Fac’s assets, excluding Pro-Fac’s Class B common units owned in Holdings LLC. The collateral does include any distributions made to Pro-Fac by Holdings LLC in respect of Pro-Fac’s Class B common units and cash payments made by Birds Eye Foods to the Cooperative. At March 24, 2007 and June 24, 2006, there was no balance outstanding under the M&T Line of Credit.

A discussion of "Consolidated Statement of Cash Flows" for the nine months ended March 24, 2007, follows:

Net cash used in operating activities of $2.7 million for the first nine months of fiscal 2007 primarily represents the timing of cash receipts from customers other than Birds Eye Foods and related cash payments to member-growers.

Cash provided by investing activities for the first nine months of fiscal 2007 was $8.0 million related to the receipt by the Cooperative of $8.0 million from Birds Eye Foods under the Termination Agreement, net of $50 thousand investment in Farm Fresh.

Net cash used in financing activities includes dividends paid ($4.2 million), net of amounts borrowed ($1.0 million) by the Cooperative during the nine months ended March 24, 2007.

Pursuant to a directive of the Cooperative’s Board of Directors in 2003, dividends will not be paid on the Cooperative’s common stock for an indefinite period of time. Further, since the Board of Directors meeting in January 2006, Pro-Fac has not repurchased shares of common stock from member-growers, except on a case-by-case basis as approved by the Board of Directors.

The Board believes, taking into consideration the reduction and ultimate suspension of dividend payments on the Cooperative’s preferred stock and borrowing capacity under Pro-Fac’s Credit Agreement with Birds Eye Foods, that Pro-Fac will have sufficient sources of cash to fund its operations at least through the end of fiscal 2010. Pro-Fac’s ability to fund its cash requirements will depend on Pro-Fac’s future operations, performance and cash flow, and is subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond Pro-Fac’s control. For a discussion of factors that could impact Pro-Fac’s future operations, performance and cash flow, including its decision to reduce and ultimately suspend the payment of dividends, see “Cautionary Statement on Forward-Looking Statements and Risk Factors” in Part 1, Item 1 of this Report.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Transaction, Pro-Fac is subject to interest rate fluctuations related to borrowings under the M&T Line of Credit. Amounts borrowed bear interest at the prime rate plus 75 basis points. The M&T prime rate and, therefore, the interest payable by Pro-Fac on principal borrowed under the M&T Line of Credit, is subject to change by M&T. At March 24, 2007, no amount was outstanding under the M&T Line of Credit. See “NOTE 3. Debt” in the “Notes to Condensed Financial Statements” included in Part I. Item 1 and Item 2 under the heading “Liquidity and Capital Resources” for a description of the terms of the M&T Line of Credit.

ITEM 4.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, Pro-Fac’s Principal Executive and Principal Financial Officer concluded that Pro-Fac’s disclosure controls and procedures as of March 24, 2007 (the end of the period covered by this Report), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in Pro-Fac’s internal control over financial reporting identified during the quarter ended March 24, 2007, that materially affected, or are reasonably likely to materially affect, Pro-Fac’s internal control over financial reporting.

PART II

ITEM 1.      LEGAL PROCEEDINGS

The information called for by this Item is disclosed in NOTE 5. "Other Matters – Legal Matters" under "Notes to Condensed Financial Statements" in Part I, Item 1 of this Form 10-Q, and is incorporated herein by reference in answer to this Item.

ITEM 1A.    RISK FACTORS

The risks associated with the Cooperative’s business are outlined above under “Cautionary Statement on Forward-Looking Statements and Risk Factors” in Part I, Item 1. That description includes any material changes to and supersedes the description of the risk factors associated with the Cooperative’s business previously disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 24, 2006; and such disclosure is incorporated by reference into and in response to this Item 1A.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     (a)      The regional annual membership meetings for the members of Pro-Fac were held as follows:

Date	Region/District	City/State

February 7, 2007	I/1 and I/2	Pittsford, New York
February 14, 2007	III	Columbus, Nebraska
February 15, 2007	IV	Mt. Vernon, Washington
February 26, 2007	I/3	Johnstown, Pennsylvania
February 27, 2007	II/1	Holland, Michigan

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - CONTINUED

(b)

Joseph Herman was elected to a three-year term on the Pro-Fac Board of Directors, succeeding Dale Burmeister, and Charles Altemus, Kenneth Dahlstedt and James Vincent were re-elected directors for a three-year term as a result of the elections at the regional meetings held in February 2007. The following is a list of the remaining directors whose terms of office continued after the regional annual meetings.

Name	Term Expires

Peter Call	2009
Robert DeBadts	2009
Steven Koinzan	2009
Allan Overhiser	2009
Darell Sarff	2009
Bruce Fox	2008
Kenneth Mattingly	2008
Paul Roe	2008

(c)	The only matter submitted to the Cooperative’s members for action at the regional annual meetings was the election of directors. Following are the voting results from the regional meetings:

Name	Votes Cast For	Votes Cast Against

Charles Altemus	10	0
Kenneth Dahlstedt	15	0
Joseph Herman	53	37
James Vincent	61	0

Consistent with the Cooperative’s Bylaws, the Pro-Fac Board of Directors re-appointed directors Cornelius D. Harrington, Frank M. Stotz and William J. Lipinski to continue to serve as directors of the Cooperative for a one year term and until their successors are duly elected and qualified. Messrs. Harrington, Stotz and Lipinski will continue to serve as members of the Cooperative’s Audit Committee and Executive and Compensation Committee.

ITEM 6.      EXHIBITS

          Exhibits

Exhibit Number		Description

10.1		Amendment to Agreements - Credit Agreement dated August 19, 2002 and Termination Agreement dated August 19, 2002 - between Pro-Fac Cooperative, Inc. and Birds Eye Foods, Inc., dated
March 28, 2007 (incorporated by reference to Exhibit 10.1 to Pro-Fac Cooperative, Inc.’s Current
Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007).

10.2		Services Agreement dated April 13, 2007 between Pro-Fac Cooperative, Inc. and Farm Fresh First,
LLC (incorporated by reference to Exhibit 10.1 to Pro-Fac Cooperative’s Current Report on Form 8-
K filed with the Securities and Exchange Commission on April 17, 2007).

10.3		Raw Product Supply Agreement dated April 17, 2007 between Pro-Fac Cooperative, Inc. and Allens
Inc (incorporated by reference to Exhibit 10.1 to Pro-Fac cooperative’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2007).

31	.	Certification required by Rule 13a-14 (a) of the Securities Exchange Act of 1934 of the Principal
Executive Officer and the Principal Financial Officer (filed herewith).

32	.	Certification required by Rule 13a-14 (b) of the Securities Exchange Act of 1934 and pursuant to 18
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

PRO-FAC COOPERATIVE, INC.

Date:	May 4, 2007	BY:	/s/	Stephen R. Wright
General Manager, Chief Executive
Officer, Chief Financial Officer
and Secretary
(On Behalf of the Registrant and as
Principal Executive Officer
Principal Financial Officer, and
Principal Accounting Officer)