Form 10-K
period 2007-06-30
PRO-FAC COOPERATIVE INC
filed 2007-09-21
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2007

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

Registrant’s telephone number, including area code: (585) 218-4210
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
YES ______ NO X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ______ NO X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer _____	Accelerated filer _____	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ______ NO X

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 22, 2006
Common Stock: $7,340,060
(Based upon par value of shares since there is no market for the registrant’s common stock)

Number of shares of common stock outstanding at September 15, 2007: Common Stock: 1,769,543

FORM 10-K ANNUAL REPORT - Fiscal Year 2007
PRO-FAC COOPERATIVE, INC.
TABLE OF CONTENTS

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

From time to time, Pro-Fac Cooperative, Inc. (“Pro-Fac” or the “Cooperative”) or persons acting on behalf of Pro-Fac may make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or by the Securities and Exchange Commission (“SEC”) in its rules, regulations, and releases. The Cooperative desires to take advantage of the “safe harbor” provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report and other statements made in this Form 10-K and in other filings with the SEC.

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

  The Cooperative’s most significant asset is its investment in Birds Eye Holdings LLC (“Holdings LLC”), a Delaware limited liability company and indirect parent corporation of Birds Eye Foods, Inc. (“Birds Eye Foods”). Holdings LLC is not a reporting company under the Securities Exchange Act of 1934 (the “1934 Act”) and, accordingly, does not file annual reports on Form 10-K, quarterly reports on Form 10-Q or other periodic reports with the SEC. Accordingly, the holders of shares of Pro-Fac capital stock do not have access to information about Birds Eye Foods, its financial condition and results of operations.

  The Cooperative’s ability to pay dividends is dependent upon, among other factors available cash, capital surplus and its future earnings. The Cooperative’s principal use of available cash has been the payment of dividends on its Class A cumulative preferred stock and its non-cumulative preferred stock. The $10.0 million annual receipts under its termination agreement with Birds Eye Foods dated August 19, 2002, and amended March 29, 2007 (the “Termination Agreement”), have been the principal source of cash for payment of dividends with the last $2.0 million installment received in July 2007. Pro-Fac is a party to a limited liability company agreement dated August 19, 2002 (as amended from time to time, the “Limited Liability Company Agreement”) that contai ns terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC. The Limited Liability Company Agreement provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to make annual distributions to Holdings LLC, which can in turn be used by Holdings LLC to fund distributions to its common unit holders, including Pro-Fac.

  Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made. Accordingly, Pro-Fac’s Board of Directors has developed a business plan that assumes distributions will not be made under the Limited Liability Company Agreement to replace the $10.0 million annual source of cash under the Termination Agreement that ended with the last payment in July 2007. That business plan includes the suspension of dividend payments on the Cooperative’s preferred stock beginning with the quarter ended June 30, 2007.

  Subsequent to June 30, 2007, Pro-Fac received a $120.0 million distribution from Holdings LLC. As further described under “Liquidity and Capital Resources” in Part II, Item 7 in this Report, Pro-Fac has or plans to use this distribution to, among other uses, pay all dividends, including cumulated dividends, on its Class A cumulative preferred stock through October 31, 2007 (approximately $7.5 million), as required to affect the Cooperative’s planned redemption of approximately $80.0 million of its Class A cumulative preferred stock during the second quarter of fiscal year 2008.

  Pro-Fac has set-aside cash totaling approximately $24.0 million as a reserve for taxes that it may incur as a result of the $120.0 million distribution. While the Cooperative expects that the majority of the $120.0 million distribution will be a non-taxable return of capital, at this time Pro-Fac cannot reasonably estimate the portion of the $120.0 million distribution that will be taxable, and a definite determination of the taxability of the distribution may not be possible until at least June 2008. Transactions affecting Holdings LLC, which Pro-Fac has no control or influence over, will determine to what extent the amount received will be taxable to the Cooperative. For a further discussion of this potential tax liability, see the related discussion under the caption “Critical Accounting Policies” in Part II, Item 7 of this Report and in “Note 1. Description of Business and Summary of Significant Accounting Policies - Income Taxes” under “Notes to Financial Statements” in Part II, Item 8 of this Report.

  The Board of Directors intends to re-evaluate its business plan as additional information regarding the taxability of the $120.0 million distribution becomes available. Notwithstanding receipt of the $120.0 million distribution, there can be no assurances that Pro-Fac will pay dividends after October 31, 2007.

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Pro-Fac Cooperative, Inc. is an agricultural cooperative corporation formed in 1960 under the Cooperative Corporations Law of New York to market crops grown by its members. Crops marketed by Pro-Fac include fruits (cherries, apples, blueberries, and peaches), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, asparagus and potatoes) and popcorn. Only growers of crops marketed through Pro-Fac (or associations of such growers) can become members of Pro-Fac. A grower becomes a member of Pro-Fac through the purchase of common stock. As of June 30, 2007, there were approximately 488 Pro-Fac members, consisting of individual growers or associations of growers, located principally in the states of New York, Delaware, Pennsylvania, Illinois, Michigan, Washington, Oregon, Iowa, Nebraska and Florida.

Pro-Fac members are paid commercial market value (“CMV”) for crops delivered by them to Pro-Fac. CMV is the weighted average price paid by commercial processors for the same or similar crops, used for the same or similar purposes, in the same or similar marketing areas. In addition, Pro-Fac members may be paid their allocable share of the Cooperative’s patronage income, determined in accordance with the Cooperative’s by-laws in excess of CMV, after the payment of dividends, if any, on the Cooperative’s capital stock. Generally, any such excess patronage proceeds have been paid to Pro-Fac members partially in cash and partially in the form of retains. At its March 2007 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage proceeds for the fiscal year ending June 30, 2007.

Supply Agreements

Pro-Fac member-growers deliver raw product to Pro-Fac’s customers pursuant to supply agreements covering various crop commodities. Pro-Fac customers pay Pro-Fac the estimated CMV of the crops supplied by Pro-Fac member-growers, which is established annually by commodity committees of Pro-Fac and its customers.

Birds Eye Foods, a significant Pro-Fac customer, buys mainly fruits from Pro-Fac pursuant to the terms of the Amended and Restated Marketing and Facilitation Agreement dated August 19, 2002 between Pro-Fac and Birds Eye Foods. Birds Eye Foods pays Pro-Fac the CMV of the crops in installments corresponding to the dates payment is made by Pro-Fac to its members for the delivered crops. Birds Eye Foods also provides Pro-Fac services under the Amended and Restated Marketing and Facilitation Agreement relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members.

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops, which it will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of the needs of Birds Eye Foods for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages were set based upon the needs of Birds Eye Foods in the 2002 crop year (fiscal 2003). The shortfall payment provisions include a maximum shortfall payment for each crop. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $10.0 million over the term of the agreement.

Unless terminated earlier, the Amended and Restated Marketing and Facilitation Agreement will continue in effect until August 19, 2012. Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement prior to August 19, 2012 upon the occurrence of certain events, including a change in control transaction affecting Birds Eye Foods or Holdings Inc.

On December 21, 2006, Birds Eye Foods sold substantially all of the operating assets of its non-branded frozen vegetable business to Allens, Inc. (“Allens”) including its processing facilities located in Oakfield and Bergen, New York. As part of that transaction, Birds Eye Foods assigned to Allens, together with all associated rights and obligations, the portion of the supply arrangements under the Amended and Restated Marketing and Facilitation Agreement related to crops processed in the New York facilities.

On April 17, 2007, Pro-Fac and Allens entered into a raw product supply agreement (the “Supply Agreement”), which supersedes those portions of the Amended and Restated Marketing and Facilitation Agreement, which were assigned by Birds Eye Foods to Allens. The Supply Agreement evidences the terms pursuant to which Pro-Fac will serve as the supplier of snap beans, corn, peas, carrots and butternut squash to the Bergen and Oakfield, New York processing facilities acquired by Allens.

Pursuant to the Supply Agreement, Allens purchases raw products from Pro-Fac grown by Pro-Fac’s members. Allens pays Pro-Fac the CMV, as determined in accordance with Pro-Fac’s custom and past practice, for the crops delivered to Allens in installments corresponding to the dates payment is made by Pro-Fac to its members for the delivered crops. The Supply Agreement further provides that Allens will provide Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices of Birds Eye Foods. Unless terminated earlier, the Supply Agreement will continue in effect through the 2011 growing season.

Service Agreement with Farm Fresh First, LLC

During the quarter ended March 24, 2007, Pro-Fac acquired a 6.25% membership interest in Farm Fresh First, LLC (“Farm Fresh”). On April 13, 2007, Pro-Fac entered into an agricultural services agreement with Farm Fresh. Under the services agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not otherwise subject to supply agreements with third parties. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them. Included are three members of Pro-Fac’s Board of Directors, Peter Call, Kenneth Mattingly and James Vincent, who are each indirect owners of 6.25% of the membership interest of Farm Fresh (total 18.75%) through affiliated entities. Messrs. Call, Mattingly and Vincent serve on the board of directors of Farm Fresh, and Mr. Call serves as chairman.

Termination Agreement with Birds Eye Foods

Since August 19, 2002, Pro-Fac’s primary source of income has been payments received under the Termination Agreement, which provided for Birds Eye Foods payment of a termination fee to Pro-Fac of $10.0 million per year for five years in consideration of the termination of the 1994 marketing and facilitation agreement between Birds Eye Foods and Pro-Fac as part of the Transaction described below under “Limited Liability Company Agreement with Vestar”. The termination fee was paid annually in installments as follows: $4.0 million on each July 1, and $2.0 million on each October 1, January 1 and April 1. Under an amendment to the agreement entered into on March 28, 2007, the last $2.0 million installment was received on July 3, 2007.

Limited Liability Company Agreement with Vestar

In connection with the acquisition by Vestar/Agrilink Holdings LLC, a Delaware limited liability company, and certain co-investors (collectively, “Vestar”) of Birds Eye Foods on August 19, 2002 (“the Transaction”), Pro-Fac and Vestar, together with others, entered into the Limited Liability Company Agreement. While Birds Eye Foods is not a party to the Limited Liability Company Agreement, the agreement contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC.

The Limited Liability Company Agreement provides, among other things, that Holdings LLC’s distributable assets, which include cash receipts from operations, investing and financing, net of expenses, will be distributed to Holdings LLC’s members as determined by Holdings LLC’s management committee. In general, those distributable assets are distributed first to holders of preferred units and then to holders of common units. During fiscal 2007, Holdings LLC redeemed all of its preferred units. As of June 30, 2007, Pro-Fac owned 40.0 percent of the common equity of Holdings LLC, through its ownership of 321,429 Class B common units. Holders of common units, other than Class A common units, are entitled to one vote for each common unit owned; owners of Class A common units are entitled to two votes for each Class A common unit owned.

The Limited Liability Company Agreement also provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale or dissolution of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from the operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units. Pro-Fac has been advised that Holdings LLC will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. Accordingly, as a minority owner of Holdings LLC, with no control over the determination of whether distributions will be made, Pro-Fac’s Board of Directors developed, and Pro-Fac has been operating under, a business plan that assumes no distributions will be made under the Limited Liability Company Agreement.

Subsequent to June 30, 2007, and as publicly announced on July 11, 2007, Pro-Fac received a distribution of approximately $120.0 million from Holdings LLC under the Limited Liability Company Agreement. Pro-Fac used a portion of this distribution to redeem all retained earnings allocated to its members, at a cost of approximately $6.8 million, to pay dividends on its non-cumulative preferred stock and its Class A cumulative preferred stock, at a cost of approximately $5.4 million, and to repay principal and interest owed under its credit agreement with Birds Eye Foods in an amount equal to approximately $1.1 million. During the second quarter of fiscal 2008, Pro-Fac also expects to use proceeds of the distribution to redeem all of its non-cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $0.7 million, to redeem approximately 3.2 million shares of its Class A cumulative preferred stock at a price of $25.00 per share, for an aggregate redemption cost of not more than $80 million and to pay dividends on its preferred stock to the date of redemption (approximately $2.1 million).

Pro-Fac has set-aside cash totaling approximately $24.0 million as a reserve for taxes that it may incur as a result of the $120.0 million distribution. While the Cooperative expects that the majority of the $120.0 million distribution will be a non-taxable return of capital, at this time Pro-Fac cannot reasonably estimate the portion of the $120.0 million distribution that will be taxable, and a definite determination of the taxability of the distribution may not be possible until at least June 2008. Transactions affecting Holdings LLC, which Pro-Fac has no control or influence over, will determine to what extent the amount received will be taxable to the Cooperative. The Board of Directors intends to re-evaluate its business plan, which currently includes the suspension of dividends on the Cooperative’s preferred stock, as additional information regarding the taxability of the $120.0 million distribution becomes available. Notwithstanding receipt of the $120.0 million distribution, there can be no assurances that Pro-Fac will pay dividends after October 31, 2007.

Pro-Fac has invested the proceeds of the $120.0 million distribution in high quality, low risk investments until the funds are required for the uses described above. Pro-Fac expects to earn interest income of approximately $2.2 million in fiscal year 2008 as a result of the investment of these funds.

The discussion of the various agreements above is only a summary of their respective terms; the summary and all statements made elsewhere in this Report relating to the agreements are qualified in their entirety by reference to those agreements, copies of which are filed as exhibits to this Report or, although included in the Exhibit Index to this Report have been previously filed by Pro-Fac with the SEC.

Beginning with the first quarter of fiscal 2007, Pro-Fac accounts for its investment in Holdings LLC under the cost method of accounting. See “Note 1. Description of Business and Significant Accounting Policies” under “Notes to Financial Statements” in Part II, Item 8 of this Report.

Financial Information About Industry Segments

Pro-Fac conducts its business in only one business segment, the marketing of its members’ crops, including raw fruits and vegetables. See Statements of Operations, Allocation of Net Income/(Loss), and Comprehensive Income/(Loss) in Part II, Item 8 of this Report.

NARRATIVE DESCRIPTION OF BUSINESS

Pro-Fac is an agricultural cooperative that markets and sells its members' crops to food processors. Sales of crops are accounted for as agent or principal based on the terms of the individual transactions. Pro-Fac earns gross profit or margin on certain transactions.

Pro-Fac's Business

Pro-Fac's principal products are discussed above in "General Development of Business".

Packaging and Distribution

The distribution activities of Pro-Fac are limited to the delivery of raw fruits and vegetables to its customers.

Raw Material Sources

Pro-Fac’s primary source of crops for delivery to its customers is through Pro-Fac members.

Seasonality of Business

Under the Birds Eye Foods Amended and Restated Marketing Facilitation Agreement and the Allens Supply Agreement, Pro-Fac receives CMV payment for its members’ crops sold to Birds Eye Foods and Allens in installments corresponding to the payment by Pro-Fac to its members of CMV for the crops delivered. The timing of cash receipts from other Pro-Fac customers does not always coincide with the related payment to member-growers and may require the Cooperative to use its working capital or short-term borrowings to fund payments to Pro-Fac member-growers until payments are received from these customers.

Significant Customers

The CMV of crops delivered by Pro-Fac was approximately $61.1 million, $65.2 million and $65.1 million for the fiscal years ended June 30, 2007, June 24, 2006 and June 25, 2005, respectively. For the fiscal years ended June 30, 2007, June 24, 2006 and June 25, 2005, approximately 81 percent, 77 percent and 72 percent, respectively, of the crops purchased by Pro-Fac from its members were sold to Birds Eye Foods pursuant to the Amended and Restated Marketing and Facilitation Agreement.

Competitive Conditions

Pro-Fac’s largest customers are Birds Eye Foods and Allens. The Cooperative competes with other cooperatives and individual growers for customers with respect to the marketing and sale of its members’ crops.

Employees

At June 30, 2007, Pro-Fac had four full-time employees.

Practices Concerning Working Capital

Pro-Fac’s principal working capital requirement is to fund payments to its member-growers for crops delivered to Birds Eye Foods, Allens and other customers of Pro-Fac. Payments to member-growers for crops delivered to Birds Eye Foods and Allens are funded using CMV payments received from Birds Eye Foods and Allens. These receipts and payments are generally simultaneous. Receipts from other customers do not always coincide with related payments to member-growers and may require the Cooperative to use its working capital or short-term borrowings until payments are received from these customers.

Birds Eye Foods and Pro-Fac entered into a credit agreement, dated August 19, 2002 (the “Credit Agreement”), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the “Credit Facility”). The maximum amount was reduced by $1.0 million per year, if not borrowed. The Credit Agreement expires on November 20, 2007. Until that date, Pro-Fac may borrow up to $1.0 million unless Birds Eye Foods is prohibited from making such advances under the terms of third-party indebtedness of Birds Eye Foods. For additional information about the Credit Agreement and the terms of the Credit Facility, see “NOTE 3. Long-Term Debt” under “Notes to Financial Statements” in Part II, Item 8 of this Report.

The Cooperative may borrow up to $2.0 million under the terms of a line of credit (the “M&T Line of Credit”) with Manufacturers and Traders Trust Company (“M&T Bank”). As of June 30, 2007, no amount was outstanding under the M&T Line of Credit. For additional information about the M&T Line of Credit see the discussions under the heading “Liquidity and Capital Resources” in Part II, Item 7 of this Report and “NOTE 3. Long-Term Debt” under “Notes to Financial Statements” in Part II, Item 8 of this Report.

Environmental

As part of the Transaction, Pro-Fac agreed to indemnify Birds Eye Foods for certain environmental liabilities. This obligation is only triggered once the aggregate of all liabilities subject to indemnification under the Unit Purchase Agreement (including those unrelated to environmental matters) exceeds $10 million.

ITEM 1A.      RISK FACTORS

Risks that could affect Pro-Fac’s business are outlined above under “Cautionary Statement on Forward-Looking Statements and Risk Factors, such risks are incorporated by reference into and in response to this Item 1A. Any of the risks in this Report or the Cooperative’s other filings with the Securities and Exchange Commission could materially adversely affect the Cooperative’s business, financial condition and results of operations. Additional risks and uncertainties not presently known to Pro-Fac or that are currently believed to be immaterial also may adversely affect Pro-Fac’s business, financial condition and results of operations in the future.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None

ITEM 2.      PROPERTIES

At June 30, 2007, Pro-Fac leases its principal offices which are located at 590 WillowBrook Office Park, Fairport, New York and consist of 1,195 square feet of office space through June 2008 at an annual rate of $18,528 ($1,544 per month).

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

There is no public trading market for the Cooperative’s common stock. Only member-growers of the Cooperative can own shares of the Cooperative’s common stock. As of June 30, 2007, there were 488 members of Pro-Fac holding shares of Pro-Fac common stock. In January 2003, the Board of Directors of Pro-Fac suspended the payment of dividends on the Cooperative's common stock for an indefinite period of time. Further, the New York Cooperative Law restricts the amount of annual dividends that Pro-Fac may pay on its shares of common stock to 12 percent of the issue price per annum.

Additional information concerning dividends and related stockholder matters may be found in the following sections of this Report: “Cautionary Statements on Forward-Looking Statements and Risk Factors’, “Selected Financial Data” in Part II, Item 6 of this Report, and “Liquidity and Capital Resources” in Part II, Item 7 of this Report, “Statements of Cash Flows”, “Statements of Changes in Shareholders’ and Members Capitalization and Redeemable Stock”, in Part II, Item 8 of this Report and in “NOTE 5. Common Stock and Capitalization” under “Notes to Financial Statements” in Part II, Item 8 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

The following table should be read in conjunction with Pro-Fac’s financial statements, including notes thereto, included in Part II, Item 8 of this Report, and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Report.

Pro-Fac’s results of operations and financial condition for fiscal 2007, 2006, 2005 and 2004 are not comparable with those of fiscal 2003. Subsequent to August 18, 2002, Pro-Fac no longer reports its financial information on a consolidated basis with Birds Eye Foods. Fiscal 2007, 2006, 2005 and 2004 represent complete fiscal years without consolidation and fiscal 2003 reflects a period of approximately forty-five weeks (August 19, 2002 through June 28, 2003) on an unconsolidated basis with Birds Eye Foods.

Beginning in fiscal year 2007, Pro-Fac accounts for its investment in Holdings LLC under the cost method of accounting. Through and including fiscal year 2006, Pro-Fac accounted for its investment in Holdings LLC under the equity method of accounting.

(Dollars in Thousands, Except Capital Stock Data)

	Fiscal Year Ended June
	2007	2006	2005	2004	2003
Consolidated Statement of Operations:
Net sales (a)	$3,643	$36	$0	$0	$103,726
Cost of sales	(3,496)	(37)	0	0	(80,644)
Gross profit/(loss)	147	(1)	0	0	23,082
Equity income/(loss) from Holdings LLC	0	(7,186)	(3,393)	3,872	2,134
Gain from Transaction with Birds Eye Foods, Inc. and related agreements	4,800	5,962	5,950	6,060	10,361
Margin on delivered product	576	410	153	0	0
Commercial market value adjustment	0	0	0	660	568
Selling, administrative, and general expense (post Transaction)	(1,305)	(1,057)	(1,086)	(1,139)	(1,433)
Selling, administrative, and general expense (pre Transaction)	0	0	0	0	(15,468)
Legal matters and settlement expenses	(154)	(100)	(144)	(273)	(3,720)
Other income	21	35	168	0	0
Income from joint venture	0	0	0	0	277
Operating income/(loss)	4,085	(1,937)	1,648	9,180	15,801
Interest income	270	109	53	23	10
Interest expense	(88)	(26)	(62)	(99)	(7,762)
Pretax income/(loss) before extraordinary item, dividends, and allocation of net income/(loss)	4,267	(1,854)	1,639	9,104	8,049
Tax (provision)/benefit	(761)	(330)	0	0	(59)
Net income/(loss)	$3,506	$(2,184)	$1,639	$9,104	$7,990
Allocation of net income/(loss):
Net income/(loss)	$3,506	$(2,184)	$1,639	$9,104	$7,990
Dividends on common and preferred stock	(5,278)	(8,400)	(8,292)	(8,134)	(8,368)
Net surplus/(deficit)	(1,772)	(10,584)	(6,653)	970	(378)
Allocation (to)/from earned surplus/(accumulated deficit)	1,772	10,584	7,179	(970)	378
Net income/(loss) available to members	$0	$0	$526	$0	$0
Allocation of net income/(loss) available to Class A members:
Payable to Class A members currently (20% of qualified net income/(loss) available
to Class A members in fiscal 2005)	$0	$0	$105	$0	$0
Allocated to Class A members but retained by the Cooperative:
Qualified retains	0	0	421	0	0
Net income/(loss) available to Class A members	$0	$0	$526	$0	$0
CMV related to Class A members	$61,100	$65,220	$65,139	$66,029	$56,784
Total income/(loss) allocated to Class A members as a percent of CMV	0.00%	0.00%	0.80%	0.00%	0.00%

Balance Sheet Data:
Working capital/(deficit)	$1,497	$(972)	$(1,499)	$(852)	$(612)
Total assets	$25,283	$14,005	$23,899	$34,320	$31,463
Class A common stock	$8,848	$8,848	$8,855	$9,169	$9,636
Class B cumulative redeemable Preferred Stock	$0	$0	$0	$108	$122
Shareholders’ and members’ capitalization/(deficit), redeemable and common stock	$4,796	$914	$11,229	$19,645	$19,408
Long-term debt and senior subordinated notes (excludes current portion)	$1,088	$0	$0	$1,000	$1,200
Capital Stock Data:
Cash dividends paid per share:
Class A Common	$0.00	$0.00	$0.00	$0.00	$0.25
Non-Cumulative Preferred stock	$1.50	$1.50	$1.50	$1.50	$1.50
Class A Cumulative Preferred stock	$1.06	$1.72	$1.72	$1.72	$1.72
Class B Cumulative Preferred stock (b)	$0.00	$0.00	$1.00	$1.00	$1.00
Average Class A Common stock investment per Class A member	$18,131	$18,057	$17,890	$17,565	$17,584
Number of Class A Common stock members	488	490	495	522	548

ITEM 6.     SELECTED FINANCIAL DATA (Continued)

(a)

After the Transaction, under the provisions of Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross Versus Net as an Agent,” the Cooperative records activity among Birds Eye Foods and other customers, itself and its members on a net basis. For transactions in which the Cooperative acts as a principal rather than an agent, sales and cost of sales are reported.

(b)	On April 1, 2005, Pro-Fac repurchased all Class B Cumulative preferred stock.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section should be read in conjunction with Part I, Item 1: Business; Part II, Item 6: Selected Financial Data; and Part II, Item 8: Financial Statements and Supplementary Data of this Report.

The purpose of this discussion is to outline the significant reasons for changes in the Statement of Operations from fiscal 2005 through fiscal 2007.

CHANGES FROM FISCAL YEAR 2006 TO FISCAL YEAR 2007

Net Sales, Cost of Sales and Gross Profit: Net sales and cost of sales increased in fiscal year 2007 as the Cooperative entered into more sales transactions as a principal than in fiscal year 2006.

Equity in Income/(Loss) from Birds Eye Holdings LLC: For fiscal 2007, the Cooperative accounted for its investment in Holdings LLC using the cost method, therefore, no income or loss was recorded. Holdings LLC’s operations are substantially comprised of the operations of Birds Eye Foods, its indirect, wholly-owned subsidiary. Birds Eye Foods was a voluntary filer with the Securities and Exchange Commission; its periodic and current report equivalents filed through October 2006 are available at the SEC’s website: www.sec.gov.

During fiscal year 2007, Pro-Fac’s recorded investment in Holdings LLC increased by $2.4 million due to reversal of Pro-Fac’s share of previously recorded other comprehensive loss items of Holdings LLC ($5.6 million) in accordance with Financial Accounting Standards Board Staff Position APB 18-1 - “Accounting by an Investor for its proportionate share of other comprehensive income on an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 Upon a Loss of Significant Influence”, offset by a reduction for the portion of termination payments related to Pro-Fac’s continuing indirect ownership of Birds Eye Foods ($3.2 million).

For fiscal 2006, the Cooperative accounted for its investment in Holdings LLC using the equity method.

During fiscal year 2006, Pro-Fac’s recorded investment in Holdings LLC decreased by $10.9 million due to recording Pro-Fac’s equity in the loss for common interests of Holdings LLC ($7.2 million) and the portion of termination payments related to Pro-Fac’s continuing indirect ownership of Birds Eye Foods ($4.0 million), offset by recording Pro-Fac’s share of other comprehensive income items of Holdings LLC ($0.3 million).

The application of the equity and cost methods of accounting is further described in “NOTE 1. Description of Business and Summary of Significant Accounting Policies” under “Notes to Financial Statements,” in Part II, Item 8 of this Report.

Gain from Transaction with Birds Eye Foods, Inc. and Related Agreements: Pro-Fac and Birds Eye Foods entered into the Termination Agreement, pursuant to which, among other things, the 1994 marketing and facilitation agreement between Pro-Fac and Birds Eye Foods was terminated, and in consideration of such termination, Pro-Fac was entitled to the payment of a termination fee of $10.0 million per year for five years, as follows: $4.0 million on each July 1, and $2.0 million on each October 1, January 1, and April 1, 2007. Under an amendment to the agreement entered into on March 28, 2007, the final installment of $2.0 million was received in July 2007.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement representing Pro-Fac’s continuing ownership percentage is recorded as an adjustment to Pro-Fac’s investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the Transaction with Birds Eye Foods in the period received. Accordingly, in fiscal years 2007 and 2006, Pro-Fac recognized approximately $4.8 million and $6.0 million, respectively, as additional gain from the receipt of termination payments.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members which result in margin being earned by the Cooperative. The Cooperative earned $0.6 million and $0.4 million in margin during fiscal years 2007 and 2006, respectively.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $1.3 million and $1.1 million for fiscal years 2007 and 2006, respectively.

Income taxes: The Cooperative qualifies for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative's taxable income for periods after August 19, 2002. The Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal years ended June 30, 2007 or June 24, 2006. As a result, the Cooperative recorded a tax provision of $0.8 million in fiscal year 2007 and $0.3 million in fiscal year 2006.

CHANGES FROM FISCAL YEAR 2005 TO FISCAL YEAR 2006

Equity in Income/(Loss) from Birds Eye Holdings LLC: For fiscal 2006 and 2005, the Cooperative recognized losses under the equity method of approximately $7.2 million and $3.4 million, respectively, from Holdings LLC. The change results primarily from a decrease in the net income of Holdings LLC and an increase in the preferred return on Holdings LLC preferred units due to compounding of accrued payment-in-kind preferred dividends.

During fiscal year 2006, Pro-Fac’s recorded investment in Holdings LLC decreased by $10.9 million due to recording Pro-Fac’s equity in the loss for common interests of Holdings LLC ($7.2 million), elimination of the portion of termination payments related to Pro-Fac’s continuing indirect ownership of Birds Eye Foods ($4.0 million) and recording Pro-Fac’s share of other comprehensive loss items of Holdings LLC ($0.3 million).

During fiscal year 2005, Pro-Fac’s recorded investment in Holdings LLC decreased by $8.7 million due to recording Pro-Fac’s equity in the loss for common interests of Holdings LLC ($3.4 million), elimination of the portion of termination payments related to Pro-Fac’s continuing indirect ownership of Birds Eye Foods ($4.0 million) and recording Pro-Fac’s share of other comprehensive loss items of Holdings LLC ($1.3 million).

The application of the equity method of accounting is further described in “NOTE 1. Description of Business and Summary of Significant Accounting Policies” under “Notes to Financial Statements,” in Part II, Item 8 of this Report.

Gain from Transaction with Birds Eye Foods, Inc. and Related Agreements: Pursuant to the Termination Agreement, in fiscal year 2006 and fiscal year 2005, the Cooperative received all payments as scheduled. In each of fiscal years 2006 and 2005, Pro-Fac recognized approximately $6.0 million as additional gain from the receipt of termination payments under the Termination Agreement.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members which result in margin being earned by the Cooperative. The Cooperative earned $0.4 million and $0.2 million in margin during fiscal year 2006 and fiscal year 2005, respectively.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $1.1 million for each of fiscal years 2006 and 2005.

Income taxes: The Cooperative qualifies for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative’s taxable income for periods after August 19, 2002. At its March 2006 meeting, the Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage proceeds for the fiscal year ended June 24, 2006. As a result, the Cooperative recorded a tax provision of $0.3 million in fiscal 2006. For the year ended June 25, 2005, the Cooperative recorded a distribution of patronage income of $0.5 million; 20 percent payable in cash and the balance in qualified retains. This distribution reduced taxable income to zero for fiscal year 2005.

CRITICAL ACCOUNTING POLICIES

“NOTE 1. Description of Business and Summary of Accounting Policies” under “Notes to Financial Statements” included in Part II, Item 8 of this Report discusses the significant accounting policies of Pro-Fac. Pro-Fac’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Pro-Fac’s management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, Pro-Fac evaluates its estimates.

Certain accounting policies deemed critical to Pro-Fac’s results of operations or financial position are discussed below.

Through and including fiscal 2006, Pro-Fac accounted for its investment in Holdings LLC under the equity method of accounting. The Cooperative included its share of the change in Holdings LLC’s minimum pension liabilities and unrealized holding gains and losses on hedging transactions in the Cooperative’s other comprehensive loss based on ownership.

In the first quarter of fiscal 2007, the Cooperative concluded that it could no longer exert significant influence over the operating and financial policies of Holdings LLC and its indirect, wholly-owned subsidiary, Birds Eye Foods. Therefore, the Cooperative began accounting for this investment using the cost method effective June 25, 2006. This conclusion was reached based on a number of factors, including Birds Eye Foods decision, announced in the first quarter of fiscal 2007, to sell or close production facilities to which Pro-Fac supplied 34 percent of the total CMV of raw product sold to all Pro-Fac customers and 44 percent of the total CMV supplied to Birds Eye Foods. Further, in conjunction with Birds Eye Foods announcement in October 2006 of its intent to repurchase its outstanding $50.0 million 11 7/8 percent senior subordinated notes, Holdings LLC notified Pro-Fac that Birds Eye Foods had decided not to continue filing periodic reports with the Securities and Exchange Commission and that, effective June 25, 2006, it would no longer provide Pro-Fac with financial information about Holdings LLC or Birds Eye Foods beyond that required under the Limited Liability Company Agreement of Holdings LLC. That agreement requires that Holdings LLC provide Pro-Fac with annual financial statements of Holdings LLC within 120 days after the close of a fiscal year and, to the extent received by Holdings LLC, financial statements of Birds Eye Foods. Any financial information received pursuant to the Limited Liability Company Agreement is subject to confidentiality provisions that preclude public disclosure.

As a result of beginning to use the cost method in the first quarter of fiscal 2007, the Cooperative’s proportionate share of the other comprehensive income and loss items of Holdings LLC previously recorded (net loss of approximately $5.6 million at June 24, 2006) was removed with a corresponding increase in the investment of approximately $5.6 million in accordance with Financial Accounting Standards Board Staff Position APB18-1 – “Accounting by an Investor for its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 Upon a Loss of Significant Influence.”

For the year ended June 24, 2006, Pro-Fac recorded equity method losses of $7.2 million. Cumulative equity method losses were $4.6 million through June 24, 2006.

Under the cost method, the Cooperative’s share of earnings or losses is not included in the Cooperative’s balance sheet or statement of operations and the Cooperative does not record its proportionate share of the other comprehensive income and loss items of Holdings LLC. Also, dividends received from Holdings LLC, if any, will be recorded as income when received unless the dividend is a return of capital, in which case the investment will be reduced. Impairment charges, if any, will be recognized in the statement of operations.

A deferred income tax asset has not been recognized on the excess of the tax basis over the recorded financial statement value of the investment in Holdings LLC of approximately $186 million. This asset would only be realized upon the sale of the investment based on the proceeds received or receipt of a distribution representing a return of capital, which was not considered probable at June 30, 2007 or June 24, 2006. Subsequent to June 30, 2007, Pro-Fac received a $120.0 million distribution from Holdings LLC. Some portion of the distribution will be a taxable dividend with the remaining amount representing a return of capital. The allocation of the distribution between taxable dividend and return of capital will not be finally determinable until at least June 2008 as the allocation is dependent on earnings and profits of Holdings LLC and its direct and indirect wholly-owned subsidiaries, including Birds Eye Foods, for the year ending June 2008. Pro-Fac cannot reasonably estimate this allocation. Because the distribution occurred subsequent to June 30, 2007, and because the portion of the distribution representing a return of capital cannot be reasonably estimated, no deferred tax asset related to the portion of the distribution which may represent a return of capital has been recorded at June 30, 2007.

Pro-Fac markets and sells its members’ crops to food processors. Under the provisions of Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross Versus Net as an Agent”, the Cooperative records activity among its customers, itself and its members on a net basis. For transactions in which Pro-Fac acts a principal rather than an agent, sales and cost of sales are reported.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Pro-Fac has had four sources or potential sources of available cash to fund its operating expenses and the payment of its quarterly dividends: (i) cash from its sale of raw products to its customers, (ii) payments received under the Termination Agreement with Birds Eye Foods, (iii) cash distributions related to its investment in Birds Eye Holdings LLC, and (iv) borrowings.

Historically, net cash available to Pro-Fac, after payment of CMV to Pro-Fac’s member-growers, has been used to pay Pro-Fac’s operating expenses as well as its quarterly dividends on its preferred stock and to fund repurchases of its common stock.

The final installment payment of $2.0 million to Pro-Fac under the Termination Agreement was received in July 2007. Another principal source of cash to Pro-Fac is the CMV payments made to it by Birds Eye Foods, Allens and other customers for crops sold pursuant to the Amended and Restated Marketing and Facilitation Agreement, the Allens Supply Agreement and other supply agreements. Although CMV payments are considered a potential source of cash to Pro-Fac, with the exception of the Board’s decision to deduct 1 percent of CMV otherwise payable to its member-growers for crops delivered in fiscal years 2003 and 2004, Pro-Fac has typically paid 100 percent of CMV to its member-growers for crops delivered and did so in fiscal years 2006 and 2005. Since CMV payments are approximately equal to the cash Pro-Fac receives from its customers for its raw products, CMV payments are not a significant source of available cash from which Pro-Fac can pay operating expenses and quarterly dividends.

Beginning in fiscal year 2005, Pro-Fac has entered into transactions as a principal, resulting in gross profit or margin being earned by the Cooperative. The amounts earned have been increasing through fiscal year 2007; however, future increases are not expected to be significant.

Subsequent to August 19, 2007 and prior to any sale (or dissolution) of Holdings LLC, the Limited Liability Company Agreement provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units, including Pro-Fac.

Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made. Accordingly, Pro-Fac’s Board of Directors developed, and Pro-Fac has been operating under, a business plan that assumes no distributions will be made under the Limited Liability Agreement.

In July 2007, Pro-Fac received a distribution of approximately $120.0 million from Holdings LLC under the Limited Liability Company Agreement. Pro-Fac expects the majority of this distribution to be a non-taxable return of capital. A portion of this distribution has been used by Pro-Fac to redeem all retained earnings allocated to its members ($6.8 million), pay dividends on its preferred stock ($5.4 million) and repay principal and interest owed under its Credit Agreement with Birds Eye Foods ($1.1 million). During the second quarter of fiscal year 2008, Pro-Fac also expects to redeem all of its non-cumulative preferred stock ($0.7 million) and approximately 3.2 million shares of its Class A cumulative preferred shares ($80.0 million) and, as required to affect the redemption, to pay dividends on its preferred stock to the date of redemption (approximately $2.1 million).

Pro-Fac has set-aside cash totaling approximately $24.0 million as a reserve for taxes that it may incur as a result of the $120.0 million distribution. While the Cooperative expects that the majority of the $120.0 million distribution will be a non-taxable return of capital, at this time Pro-Fac cannot reasonably estimate the portion of the $120.0 million distribution that will be taxable, and a definite determination of the taxability of the distribution may not be possible until at least June 2008. Transactions affecting Holdings LLC, which Pro-Fac has no control or influence over, will determine to what extent the amount received will be taxable to the Cooperative.

The Board of Directors intends to re-evaluate its business plan, which currently includes the suspension of dividends on the Cooperative’s preferred stock, as additional information regarding the taxability of the $120.0 million distribution becomes available. Notwithstanding receipt of the $120.0 million distribution, there can be no assurances that Pro-Fac will pay dividends after October 31, 2007. The declaration of any future dividends is subject to Board action in advance of any such declaration based upon all of the facts and circumstances at such time.

Pro-Fac has invested the proceeds of the $120.0 million distribution in high quality, low risk investments until the funds are required for the uses described above. Pro-Fac expects to earn interest income of approximately $2.2 million in fiscal year 2008 as a result of the investment of these funds.

The Board currently believes, that Pro-Fac has sufficient sources of cash to fund its operations at least through the end of fiscal 2010, which the Board believes will provide time to monitor Pro-Fac’s investment in Holdings LLC and explore other sources of cash.

Although Pro-Fac is attempting to increase revenue through expanding its customer base and the types of products and/or services it offers, the actual amount of available cash that may be generated from Pro-Fac’s expanded operations depends upon how successful Pro-Fac is in this effort, including controlling any associated costs. For fiscal year 2007 and fiscal year 2006, Pro-Fac generated $0.8 million and $0.4 million, respectively, in gross profit and margin from sales of product to customers other than Birds Eye Foods and Allens. Any available cash generated from expanded products and/or services offerings by Pro-Fac is currently anticipated to be a secondary source of cash, and is not expected to provide a significant amount of available cash to fund Pro-Fac’s operating expenses or dividend payments.

Pro-Fac has available up to $1.0 million until November 20, 2007, under the Credit Agreement with Birds Eye Foods, and up to $2.0 million under an annually renewable line of credit from M&T Bank, as discussed below. At June 30, 2007, Pro-Fac owed $1.0 million under the Credit Agreement with Birds Eye Foods, which was repaid in full subsequent to June 30, 2007. At June 30, 2007, no amount was outstanding under the M&T Bank line-of-credit. The current agreement with M&T Bank expires on September 30, 2007.

The Cooperative may borrow up to $2.0 million under the M&T Line of Credit. Principal amounts borrowed under the M&T Line of Credit bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. Pro-Fac’s obligations under the M&T Line of Credit are secured by a security interest granted to M&T in substantially all of Pro-Fac’s assets, excluding Pro-Fac’s Class B common units owned in Holdings LLC. The collateral does include any distributions made to Pro-Fac by Holdings LLC in respect of Pro-Fac’s Class B common units and cash payments made by Birds Eye Foods to the Cooperative. At June 30, 2007 and June 24, 2006, there was no balance outstanding under the M&T Line of Credit.

Through June 30, 2007, net cash available to Pro-Fac, after payment of CMV to Pro-Fac's member-growers, has been used to pay Pro-Fac's operating expenses as well as to pay dividends, if any, on its capital stock.

A discussion of “Statement of Cash Flows” for the year ended June 30, 2007 follows:

Net cash used in operating activities of $1.5 million for fiscal year 2007 primarily represents net cash operations and the timing of cash receipts from customers other than Birds Eye Foods and Allens and related cash payments to member-growers. In fiscal 2007 Pro-Fac delivered crops having a CMV of approximately $10.1 million to customers other than Birds Eye Foods and Allens. Net cash used in operating activities in fiscal year 2006 was $0.3 million. The increase in fiscal year 2007 relates primarily to a reduction in the net amount due to member-growers and income taxes paid.

Net cash provided by investing activities for fiscal year 2007 was $8.0 million related to the receipt by the Cooperative of $8.0 million from Birds Eye Foods under the Termination Agreement. The decrease from the $10.0 million provided in fiscal year 2006 was due to an extension of the due date of the last $2.0 million payment due under the Termination Agreement. The last installment was received in July 2007.

Net cash used in financing activities includes dividends paid ($5.3 million) by the Cooperative during fiscal year 2007 net of $1.0 million borrowed under the Credit Agreement with Birds Eye Foods. The decrease in the amount of net cash used in fiscal year 2007 ($4.3 million) compared to the amount in fiscal year 2006 ($8.4 million) was due to a reduction in dividends paid.

In January 2003 the Pro-Fac Board of Directors suspended the payment of dividends on the Cooperative's common stock for an indefinite period of time and in January 2006 the Board placed a moratorium on Pro-Fac’s repurchase of shares of its common stock from its member-growers, excluding approximately 9,000 shares which were repurchased under prior policies. Any repurchases by Pro-Fac of its common stock are subject to pre-approval by the Board.

Based on Pro-Fac’s operations and anticipated cash flow needs, on an annual basis the Pro-Fac Board determines whether to retain a portion of CMV otherwise payable to its grower-members for working capital or other general corporate purposes. In consideration of its sources and cash flow needs, no CMV was retained in fiscal year 2007 or 2006.

BUSINESS OUTLOOK

The following is a summary of Pro-Fac’s business outlook for fiscal 2008 and should be read in conjunction with the related current year discussions in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report.

Since 1960, Pro-Fac has operated as an agricultural cooperative, owned and controlled by its members, to purchase, market, and sell crops grown by its member-growers, for the mutual benefit of its members. The Cooperative’s core business focus has not changed in 47 years and its current strategy is to continue its business of purchasing, marketing, and selling its member-grower crops to its customers.

One of the challenges Pro-Fac faces, which is discussed above under “Liquidity and Capital Resources”, is the Cooperative’s source of available cash to fund its operations and pay its dividends. Pro-Fac’s primary source of cash to fund its operations and pay dividends was the $10.0 million in payments it received annually under the Termination Agreement, the last installment of $2.0 million having been received in July 2007. As a result, currently, Pro-Fac’s primary sources of cash are gross profit and margin on certain sales, interest income and annual distributions, if any, made by Holdings LLC to Pro-Fac pursuant to the Limited Liability Company Agreement.

Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made. Accordingly, Pro-Fac has been operating under a business plan that assumes no distributions will be made under the Limited Liability Agreement.

Late in fiscal year 2006, the Board announced that it expected to suspend in full the declaration and payment of dividends on Pro-Fac’s Class A cumulative preferred stock beginning with the quarter ended June 2007 in part because the Cooperative did not control the availability of distributions from Holdings LLC and in part because Holdings LLC would not speculate on the availability of future distributions.

In July 2007, Pro-Fac received a distribution of approximately $120.0 million from Holdings LLC under the Limited Liability Company Agreement. Pro-Fac expects the majority of this distribution to be a non-taxable return of capital. Pro-Fac used a portion of this distribution to redeem all retained earnings allocated to its members, at a cost of approximately $6.8 million, to pay dividends on its non-cumulative preferred stock and its Class A cumulative preferred stock at a cost of approximately $5.4 million, and to repay principal and interest owed under its Credit Agreement with Birds Eye Foods in an amount equal to approximately $1.1 million. During the second quarter of fiscal 2008, Pro-Fac also expects to use proceeds of the distribution to redeem all of its non-cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $0.7 million, to redeem approximately 3.2 million shares of its Class A cumulative preferred stock at a price of $25.00 per share, for an aggregate redemption cost of not more than $80 million related to the Class A cumulative preferred stock and, as required to affect the redemption, to pay dividends on its preferred stock to the date of redemption (approximately $2.1 million).

Pro-Fac has set-aside cash totaling approximately $24.0 million as a reserve for taxes that it may incur as a result of the $120.0 million distribution. While the Cooperative expects that the majority of the $120.0 million distribution will be a non-taxable return of capital, at this time Pro-Fac cannot reasonably estimate the portion of the $120.0 million distribution that will be taxable, and a definite determination of the taxability of the distribution may not be possible until at least June 2008. Transactions affecting Holdings LLC, which Pro-Fac has no control or influence over, will determine to what extent the amount received will be taxable to the Cooperative.

The Board of Directors intends to re-evaluate its business plan, which currently includes the suspension of dividends on the Cooperative’s preferred stock, as additional information regarding the taxability of the $120.0 million distribution becomes available. Notwithstanding receipt of the $120.0 million distribution, there can be no assurances that Pro-Fac will pay dividends after October 31, 2007. The declaration of any future dividends is subject to Board action in advance of any such declaration based upon all of the facts and circumstances at such time.

Pro-Fac has invested the proceeds of the $120.0 million distribution in high quality, low risk investments until the funds are required for the noted uses. Pro-Fac expects to earn interest income of approximately $2.2 million in fiscal year 2008 as a result of the investment of these funds.

The Board currently believes that Pro-Fac has sufficient sources of cash to fund its operations at least through the end of fiscal 2010, which the Board believes will provide time to monitor Pro-Fac’s investment in Holdings LLC and explore other sources of cash.

The foregoing information may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements may include estimates, projections and statements of the Cooperative’s beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Please refer to the “Cautionary Statement on Forward-Looking Statements and Risk Factors” section of this Report for a detailed discussion regarding words used to identify such statements and factors that could cause actual results to differ materially from those expressed or implied by such statements.

OTHER MATTERS

Indemnifications: Historically, when Pro-Fac sold assets, it may have retained certain liabilities for known exposures and provided indemnification to the buyer(s) with respect to future claims for certain unknown liabilities existing, or arising from events occurring, prior to the sale date, including liabilities for taxes, legal matters, environmental exposures, labor contingencies, product liability, and other obligations. Pro-Fac may enter into similar arrangements in the future. Agreements to provide indemnifications may vary in duration, generally for two years for certain types of indemnities, to terms for tax indemnifications that are generally aligned to the applicable statute of limitations for the jurisdiction in which the tax is imposed, and to terms for certain liabilities (i.e., warranties of title and environmental liabilities) that typically do not expire. The maximum potential future payments that the Cooperative could be required to make under agreements of indemnification are (or may be) either contractually limited to a specified amount or unlimited. The maximum potential future payments that the Cooperative could be required to make under agreements of indemnification are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses, which are not estimable. Historically, costs incurred to resolve claims related to agreements of indemnification have not been material to the Cooperative’s financial position, results of operations or cash flows.

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

As part of the Transaction, Pro-Fac agreed to indemnify Birds Eye Foods for certain environmental liabilities. This obligation is only triggered once the aggregate of all liabilities subject to indemnification under the Unit Purchase Agreement (including those unrelated to environmental matters) exceeds $10.0 million.

As of the date of this Report, Pro-Fac does not expect to be required to perform under the indemnifications described above.

Capital Expenditures: The Cooperative does not expect to have any material capital expenditures for the foreseeable future.

Supplemental Information on Inflation: The changes in costs and prices within the Cooperative’s business due to inflation were not significantly different from inflation in the United States economy as a whole. Levels of capital investment, pricing and inventory investment were not materially affected by changes caused by inflation.

Contractual Obligations: At June 30, 2007, Pro-Fac rents office space through June 2008 at an annual rate of approximately $18,500. Pro-Fac has the option to renew the lease for a one-year period at a rent to be negotiated.

At June 30, 2007, Pro-Fac owed $1.0 million, plus accrued interest of $88,000 to Birds Eye Foods under the terms of its Credit Facility. These amounts are required to be repaid only upon the sale of Pro-Fac’s ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holdings LLC or one or more of its subsidiaries. Subsequent to June 30, 2007, Pro-Fac voluntarily repaid all amounts due.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pro-Fac is subject to interest rate fluctuations related to borrowings under the M&T Line of Credit. Amounts borrowed bear interest at the prime rate plus 75 basis points. See “NOTE 3. Long-Term Debt” in the Notes to Financial Statements included in Part II, Item 8 of this Report.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements, Supplementary Data and Financial Statement Schedules consist of the Financial Statements as indexed and presented below and the Quarterly Financial Data (unaudited) included as Note 7 under “Notes to Financial Statements” in Part II, Item 8 of this Report.

INDEX TO FINANCIAL STATEMENTS

ITEM	Page

Pro-Fac Cooperative, Inc.
Reports of Independent Registered Public Accounting Firms	18
Financial Statements:
Statements of Operations, Allocation of Net Income/(Loss) and Comprehensive Income/(Loss)
for the years ended June 30, 2007, June 24, 2006 and June 25, 2005	20
Balance Sheets as of June 30, 2007 and June 24, 2006	21
Statements of Cash Flows for the years ended June 30, 2007, June 24, 2006 and June 25, 2005	22
Statements of Changes in Shareholders’ and Members’ Capitalization/(Deficit) and Redeemable and Common Stock
for the years ended June 30, 2007, June 24, 2006 and June 25, 2005	23
Notes to Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Pro-Fac Cooperative, Inc.
Rochester, New York

We have audited the accompanying balance sheet of Pro-Fac Cooperative, Inc. (the “Cooperative”) as of June 30, 2007, and the related statements of operations, allocation of net income/(loss) and comprehensive income/(loss), cash flows, and changes in shareholders’ and members’ capitalization (deficit), and redeemable and common stock for the year then ended. These financial statements are the responsibility of the Cooperative’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Cooperative is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Cooperative’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Cooperative as of June 30, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the financial statements, the Cooperative changed its method of accounting for its investment in Birds Eye Holdings, LLC. Subsequent to June 30, 2007, the Cooperative received a $120.0 million dividend related to this investment as discussed in Note 5 to the financial statements.

/s/ Freed, Maxick & Battaglia, CPAs, PC.

Buffalo, New York
September 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Pro-Fac Cooperative, Inc.
Rochester, New York

We have audited the accompanying balance sheet of Pro-Fac Cooperative, Inc. (the “Cooperative”) as of June 24, 2006 and the related statements of operations, allocation of net income/(loss), and comprehensive income/(loss), of cash flows, and of changes in shareholders’ and members’ capitalization/(deficit) and redeemable and common stock for the years ended June 24, 2006 and June 25, 2005. These financial statements are the responsibility of the Cooperative’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Cooperative is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Cooperative’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Cooperative as of June 24, 2006 and the results of its operations and its cash flows for the years ended June 24, 2006 and June 25, 2005, in conformity with accounting principles generally accepted in the United States of America.

The Cooperative expects to receive its final termination payment in connection with the Termination Agreement on April 1, 2007, as discussed in Notes 1 and 5 of the financial statements.

/s/ Deloitte & Touche LLP
Rochester, New York
September 20, 2006

Pro-Fac Cooperative, Inc.

Statements of Operations, Allocation of Net Income/(Loss) and Comprehensive Income/(Loss)
(Dollars in Thousands)

	Fiscal Years Ended

	June 30,	June 24,	June 25,
	2007	2006	2005

Net sales	$3,643	$36	$0
Cost of sales	(3,496)	(37)	0
Gross profit/(loss)	147	(1)	0
Equity income/(loss) from Birds Eye Holdings LLC	0	(7,186)	(3,393)
Gain from transaction with Birds Eye Foods, Inc. and related agreements	4,800	5,962	5,950
Margin on delivered product	576	410	153
Selling, administrative, and general expenses	(1,305)	(1,057)	(1,086)
Legal matters and settlement expenses	(154)	(100)	(144)
Other income	21	35	168
Operating income/(loss)	4,085	(1,937)	1,648
Interest income	270	109	53
Interest expense	(88)	(26)	(62)
Pretax income/(loss) before dividends and allocation of income/(loss)	4,267	(1,854)	1,639
Tax provision	(761)	(330)	0
Net income/(loss)	$3,506	$(2,184)	$1,639

Allocation of net income/(loss):
Net income/(loss)	$3,506	$(2,184)	$1,639
Dividends on preferred stock	(5,278)	(8,400)	(8,292)
Net surplus/(deficit)	(1,772)	(10,584)	(6,653)
Allocation from accumulated deficit	1,772	10,584	7,179
Net income available to members	$0	$0	$526

Allocation of net income available to members:
Payable to members currently	$0	$0	$105

Allocated to members but retained by the Cooperative:
Qualified retains	0	0	421
Net income available to members	$0	$0	$526

Net income/(loss)	$3,506	$(2,184)	$1,639
Other comprehensive income/(loss):
Unrealized (loss)/gain on hedging activity of equity investee	0	134	(44)
Minimum pension liability of equity investee	0	214	(1,192)
Comprehensive income/(loss)	$3,506	$(1,836)	$403

The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc.
Balance Sheets
(Dollars in Thousands except per share information)

ASSETS
	June 30,	June 24,
	2007	2006

Current assets:
Cash and cash equivalents	$4,582	$2,391
Accounts receivable, trade	4,499	1,733
Accounts receivable from Birds Eye Foods, Inc.	11,478	7,668
Due from Farm Fresh First, LLC	270	0
Inventory	21	228
Prepaid expenses and other current assets	46	27
Total current assets	20,896	12,047

Fixed assets, net	13	16
Investment in -
Birds Eye Holdings LLC	4,324	1,942
Farm Fresh First, LLC	50	0
Total assets	$25,283	$14,005

LIABILITIES AND SHAREHOLDERS’ AND MEMBERS’ CAPITALIZATION/(DEFICIT)

Current liabilities:
Accounts payable	$291	$112
Income taxes payable	415	330
Other accrued expenses	32	6
Amounts due members	18,661	12,571
Total current liabilities	19,399	13,019
Long-term debt	1,088	0
Total liabilities	20,487	13,019

Commitments and contingencies (Note 6)

Common stock, par value $5, authorized 5,000,000 shares;
issued and outstanding 1,769,543 shares	8,848	8,848

Shareholders’ and members’ capitalization/(deficit):
Retained earnings allocated to members	6,771	6,771
Non-cumulative preferred stock, par value $25 per share, authorized 5,000,000
shares; issued and outstanding 26,312 shares	658	658
Class A cumulative preferred stock, liquidation preference $25 per share;
authorized 10,000,000 shares; issued and outstanding 4,929,272 shares	123,233	123,233
Accumulated deficit	(156,447)	(154,675)
Special membership interests	21,733	21,733
Accumulated other comprehensive (loss)/income:
Unrealized gain on hedging activity of equity investee	0	179
Minimum pension liability adjustment of equity investee	0	(5,761)
Total shareholders’ and members’ capitalization/(deficit)	(4,052)	(7,862)
Total liabilities and capitalization	$25,283	$14,005

The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc.
Statements of Cash Flows
(Dollars in Thousands)

	Fiscal Years Ended

	June 30,	June 24,	June 25,
	2007	2006	2005

Cash Flows from Operating Activities:
Net income/(loss)	$3,506	$(2,184)	$1,639
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization	0	0	71
Depreciation	3	4	4
Gain from transaction with Birds Eye Foods, Inc. and related agreements	(4,800)	(5,962)	(5,950)
Equity in loss from Birds Eye Holdings LLC	0	7,186	3,393
Change in assets and liabilities:
Accounts receivable	(6,846)	549	(824)
Income taxes payable	85	330	0
Accounts payable and accrued expenses	293	(52)	(1,206)
Amounts due members	6,090	71	318
Other assets and liabilities	188	(242)	(3)
Net cash used in operating activities	(1,481)	(300)	(2,558)

Cash Flows from Investing Activities:
Proceeds from Termination Agreement with Birds Eye Foods, Inc.	8,000	10,000	10,000
Purchase of property, plant and equipment	0	(5)	(19)
Investment in Farm Fresh First, LLC	(50)	0	0
Net cash provided by investing activities	7,950	9,995	9,981

Cash Flows from Financing Activities:
Proceeds from (repayment of) Credit Facility with Birds Eye Foods, Inc.	1,000	0	(1,000)
Repurchase of stock, net	0	(7)	(422)
Cash dividends paid	(5,278)	(8,400)	(8,292)
Net cash used in financing activities	(4,278)	(8,407)	(9,714)

Net change in cash and cash equivalents	2,191	1,288	(2,291)
Cash and cash equivalents at beginning of period	2,391	1,103	3,394
Cash and cash equivalents at end of period	$4,582	$2,391	$1,103

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$0	$26	$148
Income taxes, net	$676	$0	$0

Non-cash investing and financing activities:
Increase in investment in Birds Eye Holdings LLC for reversal of
accumulated comprehensive income/(loss) due to loss of significant influence	$5,582	$0	$0
Conversion of retains to preferred stock	$0	$3,443	$0
Conversion of non-cumulative to Class A cumulative preferred stock	$0	$42	$7
Net income allocated to members but retained by the Cooperative	$0	$0	$421

The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc.
Statements of Changes in Shareholders’ and Members’ Capitalization/(Deficit) and Redeemable and Common Stock
(Dollars in Thousands)

	Fiscal Years Ended

	June 30,	June 24,	June 25,
	2007	2006	2005

Retained earnings allocated to members:
Qualified retains:
Balance at beginning of period	$6,771	$10,214	$9,793
Net proceeds allocated to members	0	0	421
Converted to Class A cumulative preferred stock	0	(3,443)	0
Balance at end of period	$6,771	$6,771	$10,214

Non-cumulative preferred stock:
Balance at beginning of period	$658	$700	$707
Conversion to Class A cumulative preferred stock	0	(42)	(7)
Balance at end of period	$658	$658	$700

Class A cumulative preferred stock:
Balance at beginning of period	$123,233	$119,748	$119,741
Converted from non-cumulative preferred stock	0	42	7
Converted from qualified retains	0	3,443	0
Balance at end of period	$123,233	$123,233	$119,748

Accumulated deficit:
Balance at beginning of period	$(154,675)	$(144,091)	$(136,912)
Allocation to/(from) accumulated deficit	(1,772)	(10,584)	(7,179)
Balance at end of period	$(156,447)	$(154,675)	$(144,091)

Special membership interests:
Balance at beginning of period	$21,733	$21,733	$21,733
Balance at end of period	$21,733	$21,733	$21,733

Accumulated other comprehensive (loss)/income:
Balance at beginning of period	$(5,582)	$(5,930)	$(4,694)
Unrealized (loss)/gain on hedging activity of equity investee	(179)	134	(44)
Minimum pension liability of equity investee	5,761	214	$(1,192)
Balance at end of period	$0	$(5,582)	$(5,930)

Total shareholders’ and members’ capitalization/(deficit)	$(4,052)	$(7,862)	$2,374

Redeemable Class B cumulative preferred stock:
Balance at beginning of period	$0	$0	$108
Repurchased	0	0	(108)
Balance at end of period	$0	$0	$0

Common stock:
Balance at beginning of period	$8,848	$8,855	$9,169
Repurchased	0	(7)	(314)
Balance at end of period	$8,848	$8,848	$8,855

The accompanying notes are an integral part of these financial statements.

PRO-FAC COOPERATIVE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pro-Fac Cooperative, Inc. (“Pro-Fac” or the “Cooperative”), is a New York agricultural cooperative which markets crops grown by its members. Birds Eye Foods, Inc. (“Birds Eye Foods”), until August 19, 2002, was a wholly-owned subsidiary of Pro-Fac. Pro-Fac continues to have an indirect ownership in Birds Eye Foods (see below) and Birds Eye Foods remains a major customer of Pro-Fac.

The CMV of crops delivered by Pro-Fac was approximately $61.1 million, $65.2 million and $65.1 million for the fiscal years ended June 30, 2007, June 24, 2006 and June 25, 2005, respectively. For the fiscal years ended June 30, 2007, June 24, 2006 and June 25, 2005, approximately 81 percent, 77 percent and 72 percent, respectively, of the crops purchased by Pro-Fac from its members were sold to Birds Eye Foods pursuant to the Amended and Restated Marketing and Facilitation Agreement. On December 21, 2006, Birds Eye Foods sold substantially all of the operating assets of its non-branded frozen vegetable business to Allens, Inc., including its processing facilities located in Oakfield and Bergen, New York. As part of the transaction, Birds Eye Foods assigned to Allens, Inc. the portion of the Amended and Restated Marketing and Facilitation Agreement related to those crops processed in the New York facilities. For the year ended June 30, 2007, the CMV of crops delivered to Allens, Inc. was approximately $1.8 million, which represented 3 percent of crops purchased by Pro-Fac from its members and sold to customers.

On August 19, 2002, pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the “Unit Purchase Agreement”), by and among Pro-Fac, Birds Eye Foods and Vestar/Agrilink Holdings LLC, a Delaware limited liability company, Vestar/Agrilink Holdings, LLC and certain co-investors (collectively, “Vestar”) acquired indirect control of Birds Eye Foods (“the Transaction”).

Upon consummation of the Transaction, Vestar acquired Class A common units and Pro-Fac acquired Class B common units in Birds Eye Holdings LLC (“Holdings LLC”), a Delaware limited liability company and the sole stockholder of Birds Eye Holdings Inc. (Holdings Inc.), a Delaware corporation and the sole stockholder of Birds Eye Foods. The Class A common units entitle Vestar to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Vestar has a voting majority of all common units.

For additional information about the Transaction, including resulting agreements, see below and “NOTE 2. Agreements with Birds Eye Foods” under these “Notes to Condensed Financial Statements”.

Limited Liability Company Agreement of Holdings LLC: Pro-Fac and Vestar, together with others, are parties to a limited liability company agreement dated August 19, 2002 (as amended from time to time, the “Limited Liability Company Agreement”) that contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC. The Limited Liability Company Agreement provides, among other things, that Holdings LLC’s distributable assets, which include cash receipts from operations, investing and financing, net of expenses, will be distributed to Holdings LLC’s members as determined by Holdings LLC’s management committee. In general, those distributable assets are distributable first to holders of preferred units and then to holders of common units. During fiscal year 2007, Holdings LLC redeemed all of its preferred units. As of June 30, 2007, Pro-Fac owned 40.0 percent of the common equity of Holdings LLC through its ownership of 321,429 Class B common units.

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

Further, under the Limited Liability Company Agreement, the management committee of Holdings LLC is authorized to issue up to 16,000 Class C common units and up to 16,000 Class D common units. The Limited Liability Company Agreement further provides that the holders of a majority of the total voting power of the outstanding Class A, Class B and Class E common units can cause Holdings LLC to create and issue additional units, provided no such issuance would adversely affect the relative economic rights of the holders of Class A, Class B, Class C and Class D common units and further subject to the amendment provisions of the Limited Liability Company Agreement. The Limited Liability Company Agreement provides, in part, that the management committee of Holdings LLC can amend the Limited Liability Company Agreement to provide for the issuance of any other type of preferred unit, whether of an existing or new class, and to provide for the issuance of any other class of units or other securities, with the consent of each unit holder, if any, who would be adversely affected by such issuance as to any such unit holder's limited liability or as to the alteration of any such unit holder's rights to receive allocations or distributions unless such alterations of rights are in connection with a debt or equity financing, a restructuring, a recapitalization or other transaction in which Holdings LLC will receive an investment or contribution to its capital or in connection with the issuance of equity to employees or directors of Holdings LLC, its subsidiaries or to third party lenders. The issuance of additional common units will reduce the percentage ownership of the current holders of common units in Holdings LLC, including Pro-Fac.

Securityholders Agreement: Holdings LLC, Pro-Fac and Vestar, together with others entered into a securityholders agreement dated August 19, 2002 (as amended from time to time, the “Securityholders Agreement”) containing terms and conditions relating to the transfer of membership interests in and the management of Holdings LLC. Among other things, the Securityholders Agreement includes a voting agreement pursuant to which the holders of common units agree to vote their common units to elect or cause to be elected to the respective management committees or boards of directors of Holdings LLC, Holdings, Inc. and Birds Eye Foods: (i) those individuals designated by Vestar to serve as members/directors, which shall represent the majority of such individuals to serve in such capacities, and by Pro-Fac, which shall designate two members/directors, and (ii) the chief executive officer of Birds Eye Foods who shall serve as a member/director.

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

The Securityholders Agreement also provides:

  Pro-Fac and management investors with “tag-along” rights in connection with certain transfers of Holdings LLC units by Vestar;

  Vestar with "take-along" rights to require Pro-Fac and management investors to consent to a proposed sale of Holdings LLC; and

  Pro-Fac and Vestar with demand registration rights in securities of a subsidiary of Holdings LLC, including Birds Eye Foods, which are acquired by them through a distribution by Holdings LLC of such securities in exchange for their respective units in Holdings LLC, such distributed securities being "Registrable Securities", and other unit holders, including management investors with incidental registration rights in the Registrable Securities owned by such unit holders.

The Securityholders Agreement provides Pro-Fac and management investors certain pre-emptive rights with respect to new securities of Holdings LLC or any of its subsidiaries proposed to be issued to Vestar or any affiliate of Vestar. Further, Vestar has the right to amend or modify the Securityholders Agreement without the consent of Pro-Fac or any other unit holder if the amendment cannot reasonably be expected to have a material adverse effect on a unit holder that would be borne disproportionately by such unit holder or the amendment does not adversely affect any unit holder or Holdings LLC in any material respect and it is in connection with a change that cures any ambiguity or corrects or supplements a provision of the Securityholders Agreement.

Basis of Presentation: The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fiscal Year: The fiscal year of Pro-Fac ends on the last Saturday in June. Fiscal year 2007 comprised 53 weeks. Fiscal years 2006 and 2005 each comprised 52 weeks.

Reclassification: Prior year information is reclassified whenever necessary to conform to the current year’s presentation.

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of three months or less. There were no such short-term investments at June 30, 2007 or June 24, 2006. The Cooperative maintains its cash and cash equivalents in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.

Accounts Receivable, Trade: The Cooperative provides credit in the normal course of business to the majority of its third-party customers. The Cooperative performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. When necessary, the Cooperative maintains allowances for doubtful customer accounts for estimated losses resulting from the inability of its customers to make required payments based on prior experience. There was no allowance for doubtful accounts at June 30, 2007 or June 24, 2006.

Inventory: The Cooperative supplies cherries to another cooperative that markets the cherries. Title remains with Pro-Fac until the inventory is sold to third parties. Inventory and an equal amount due member-growers is recorded at the lower of estimated cost or market value.

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

In the first quarter of fiscal 2007, the Cooperative concluded that it could no longer exert significant influence over the operating and financial policies of Holdings LLC and its indirect, wholly-owned subsidiary, Birds Eye Foods. Therefore, the Cooperative began accounting for this investment using the cost method effective June 25, 2006. This conclusion was reached based on a number of factors, including Birds Eye Foods decision, announced in the first quarter of fiscal 2007, to sell or close production facilities to which Pro-Fac supplied 34 percent of the total commercial market value (“CMV”) of raw product sold to all Pro-Fac customers and 44 percent of the total CMV supplied to Birds Eye Foods. Further, in conjunction with Birds Eye Foods announcement in October 2006 of its intent to repurchase its outstanding $50.0 million 11 7/8 percent senior subordinated notes, Holdings LLC notified Pro-Fac that Birds Eye Foods had made a decision not to continue filing periodic reports with the Securities and Exchange Commission and that, effective June 25, 2006, it would no longer provide Pro-Fac with financial information about Holdings LLC or Birds Eye Foods beyond that required under the Limited Liability Company Agreement of Holdings LLC. That agreement requires that Holdings LLC provide Pro-Fac with annual financial statements of Holdings LLC within 120 days after the close of a fiscal year and, to the extent received by Holdings LLC, financial statements of Birds Eye Foods. Any financial information received pursuant to the Limited Liability Company Agreement is subject to confidentiality provisions that preclude public disclosure.

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

Under the cost method, the Cooperative’s share of earnings or losses is not included in the Cooperative’s balance sheet or statement of operations and the Cooperative does not record its proportionate share of the other comprehensive income and loss items of Holdings LLC. Also, dividends received from Holdings LLC, if any, will be recorded as income when received unless the dividend is a return of capital, in which case the investment will be reduced. Impairment charges, if any, will be recognized in the statement of operations.

The aggregate cost of the Cooperative’s investment in Holdings LLC was $4.3 million at June 30, 2007. Due to the Birds Eye Foods actions described above, Pro-Fac evaluated its investment in Holdings LLC for impairment as of September 23, 2006. As a result of that evaluation Pro-Fac determined that the investment was not impaired. No events have occurred since that date that would require reevaluation.

The following schedule sets forth summarized financial information of Holdings LLC as of June 24, 2006 and for the fiscal years ended June 24, 2006 and June 25, 2005, the periods presented during which the investment in Holdings LLC was accounted for under the equity method (dollars in thousands):

	June 24, 2006

Current assets	$355,845
Non-current assets	451,611
Total assets	$807,456

Current liabilities	$157,103
Non-current liabilities	374,806
Preferred LLC units	242,454
Total members’ capital	33,093
Total liabilities and members’ capital	$807,256

	Fiscal Year Ended

	June 24, 2006	June 25, 2005

Net sales	$927,797	$858,669
Gross profit	$180,048	$180,963
Income from continuing operations	$15,021	$20,197
Net income	$14,740	$18,645

At June 24, 2006, Holdings LLC had $244.7 million of preferred units issued and outstanding which accrued a preferred return at the rate of 15 percent per annum compounded quarterly, based on a 360 day year. At June 24, 2006, the preferred units had accrued payment-in-kind dividends since issuance of approximately $105.9 million, which amount is included in the total preferred units outstanding. On March 22, 2007, Holdings LLC redeemed for cash all of its outstanding preferred units with the proceeds of new bank debt.

At June 30, 2007, Pro-Fac owned 40.0 percent of the common equity interest in Holdings LLC. Pro-Fac’s share of the earnings of Holdings LLC under the equity method of accounting through June 24, 2006, is determined as follows:

	Fiscal Year Ended

	June 24, 2006	June 25, 2005
	(In millions)

Net income of Holdings LLC	14.7	$18.7
Less:
Preferred return on Holdings LLC’s preferred units	(33.5)	(28.9)
Accretion of preferred units	(0.5)	(0.5)
Plus:
Interest on termination payments recorded by Holdings LLC	1.4	2.3
Loss for common interests	(17.9)	(8.4)
Pro-Fac’s share of common interest	40.27%	40.46%
Equity loss from Holdings LLC	(7.2)	$(3.4)

At June 30, 2007 cumulative equity loss from Holdings LLC was approximately $4.6 million.

Investment in Farm Fresh First, LLC: During the fiscal year 2007, Pro-Fac acquired a 6.25% membership interest in Farm Fresh First, LLC (“Farm Fresh”) and entered into an agricultural services agreement with Farm Fresh. Under the Services Agreement, Farm Fresh will provide Pro-Fac with agricultural and administrative services and will act as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not subject to existing supply agreements. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them, including three members of Pro-Fac’s Board of Directors who own their interests indirectly through affiliated entities and who serve as directors on the Farm Fresh board of directors. Pro-Fac accounts for this investment using the cost method.

Revenue Recognition: Under the provisions of Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” subsequent to the Transaction, the Cooperative records activity among Birds Eye Foods and other customers, itself, and its members on a net basis. For transactions in which the Cooperative acts as a principal rather than an agent, sales and cost of sales are reported.

Margin on Delivered Product: The Cooperative negotiates certain sales transactions on behalf of its members which result in margin being earned by the Cooperative.

Commercial Market Value Adjustment: Pro-Fac’s by-laws permit its Board of Directors to reduce amounts paid to its members for product delivered by its members through Pro-Fac as necessary to fund the operations of Pro-Fac and to establish reserves as the Board of Directors deems fair and reasonable. No amount was withheld in fiscal year 2007 or 2006.

Gain from Transaction with Birds Eye Foods, Inc and Related Agreements: On August 19, 2002, the Cooperative contributed to the capital of Holdings LLC all of the shares of Birds Eye Foods common stock owned by Pro-Fac in exchange for Class B common units of Holdings LLC representing a 40.72 percent interest as at the Closing Date. Pro-Fac and Birds Eye Foods also entered into the Termination Agreement, pursuant to which, among other things, the 1994 marketing and facilitation agreement between Pro-Fac and Birds Eye Foods was terminated, and in consideration of such termination, Pro-Fac was entitled to the payment of a termination fee of $10.0 million per year for five years with the last $2.0 million installment received in July 2007, pursuant to an agreement entered into March 28, 2007.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement representing Pro-Fac’s continuing ownership percentage is recorded as an adjustment to Pro-Fac’s investment in Holdings LLC. The remaining portion of the payments is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in fiscal 2007, 2006 and 2005, Pro-Fac recognized approximately $4.8 million, $6.0 million and $6.0 million, respectively, as additional gain from the receipt of the termination payments.

Distributions of Patronage Income: The Cooperative’s bylaws require it to pay or allocate each member’s pro rata share of patronage income within 8 1/2 months after the end of the Cooperative’s fiscal year unless the Cooperative’s Board of Directors takes action in accordance with its bylaws to withhold all or a portion of patronage income.

Patronage income equals gross receipts derived from sources that, under law, qualify as patronage income less expenses attributable to the production of patronage income including operating expenses and dividends on capital stock, all as determined for federal income tax purposes.

The Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage proceeds for fiscal year 2007 or 2006. For fiscal year 2005, the Cooperative recorded a distribution of patronage income of $0.5 million; 20 percent payable in cash and the balance in qualified retains.

Income Taxes: The Cooperative qualifies for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative's taxable income for periods after August 19, 2002. The Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal years ended June 30, 2007 or June 24, 2006. As a result, the Cooperative recorded a tax provision of $0.8 million in 2007 and $0.3 million in fiscal 2006. For the year ended June 25, 2005, the Cooperative recorded a distribution of patronage income of $0.5 million; 20 percent payable in cash and the balance in qualified retains. This distribution reduced taxable income to zero for fiscal year 2005.

A deferred income tax asset has not been recognized on the excess of the tax basis over the recorded financial statement value of the investment in Holdings LLC of approximately $182 million. This asset would only be realized upon the sale of the investment based on the proceeds received or receipt of a distribution representing a return of capital, which was not considered probable at June 30, 2007 or June 24, 2006. Subsequent to June 30, 2007, Pro-Fac received a $120.0 million distribution from Holdings LLC. Some portion of the distribution will be a taxable dividend with the remaining amount representing a return of capital. The allocation of the distribution between taxable dividend and return of capital will not be finally determinable until at least June 2008 as the allocation is dependent on earnings and profits of Holdings LLC and its direct and indirect wholly-owned subsidiaries, including Birds Eye Foods, for the year ending June 2008. Pro-Fac cannot reasonably estimate this allocation. Because the distribution occurred subsequent to June 30, 2007, and because the portion of the distribution representing a return of capital cannot be reasonably estimated, no deferred tax asset related to the portion of the distribution which may represent a return of capital has been recorded at June 30, 2007.

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

Comprehensive Income: Under SFAS No. 130, the Cooperative is required to display comprehensive income and its components as part of the financial statements. Comprehensive income is comprised of net income and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. In fiscal 2007, using the cost method of accounting, for Pro-Fac’s investment in Holdings LLC no items of comprehensive income or loss were recorded. In fiscal 2006, using the equity method of accounting, the Cooperative included adjustments of its equity investee, Holdings LLC, for minimum pension liabilities ($0.2 million) and unrealized holding gains on hedging transactions ($0.1 million) in other comprehensive income/(loss). In fiscal 2005, using the equity method of accounting, the Cooperative included adjustments of its equity investee, Holdings LLC, for minimum pension liabilities ($1.2 million) and unrealized holding losses on hedging transactions ($0.1 million) in other comprehensive income/(loss).

Disclosures About Fair Value of Financial Instruments: The following methods and assumptions were used by the Cooperative in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents and Accounts Receivable: The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Debt: The carrying amount approximates fair value of the long-term debt based on the estimated market prices for the same or similar issues. For additional information about Long-Term Debt, see “Note 3. Long Term Debt” under these “Notes to Financial Statements”.

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

In February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“FAS 159”), was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The Cooperative must adopt FAS 159 in fiscal 2009, but has not yet begun to evaluate the effects, if any, of adoption in its financial statements.

NOTE 2.     AGREEMENTS WITH BIRDS EYE FOODS

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of August 19, 2002, (“the Closing Date”), including the following:

Termination Agreement: Pro-Fac and Birds Eye Foods entered into the Termination Agreement, pursuant to which, among other things, the 1994 marketing and facilitation agreement between Pro-Fac and Birds Eye Foods was terminated and, in consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The last $2.0 million installment was received on July 3, 2007.

Amended and Restated Marketing and Facilitation Agreement: Birds Eye Foods, a significant Pro-Fac customer, buys mainly fruits from Pro-Fac pursuant to the terms of the Amended and Restated Marketing and Facilitation Agreement dated August 19, 2002 between Pro-Fac and Birds Eye Foods. Birds Eye Foods pays Pro-Fac the CMV of the crops supplied Birds Eye Foods in installments corresponding to the dates payment is made by Pro-Fac to its members for the delivered crops. Birds Eye Foods also provides Pro-Fac services under the Amended and Restated Marketing and Facilitation Agreement relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members.

Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops, which it will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of Birds Eye Foods' needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages were set based upon the needs of Birds Eye Foods in the 2002 crop year (fiscal 2003). The shortfall payment provisions include a maximum shortfall payment for each crop. The aggregate shortfall payment amounts for all crops covered under the agreement cannot exceed $10.0 million over the term of the agreement.

Unless terminated earlier, the Amended and Restated Marketing and Facilitation Agreement will continue in effect until August 19, 2012. Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement prior to August 19, 2012 upon the occurrence of certain events, including in connection with a change in control transaction affecting Birds Eye Foods or Holdings Inc.

NOTE 3.     LONG-TERM DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a credit agreement, dated August 19, 2002, which was amended on March 28, 2007, (the “Credit Agreement”), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the “Credit Facility”). The maximum amount was reduced by $1.0 million per year, if not borrowed. The Credit Agreement expires on November 20, 2007. Until that date, Pro-Fac may borrow up to a final additional amount of $1.0 million unless Birds Eye Foods is prohibited from making such advances under the terms of third-party indebtedness of Birds Eye Foods. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Facility. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. Amounts borrowed and accrued interest are required to be paid only upon a sale of Pro-Fac’s ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holdings LLC or one of more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. At June 30, 2007, Pro-Fac owed $1.1 million, including accrued interest, under the Credit Agreement with Birds Eye Foods. Pro-Fac repaid this amount subsequent to June 30, 2007.

Line of Credit: The Cooperative may borrow up to $2.0 million from M&T Bank under the terms of the M&T Line of Credit. The current agreement with M&T Bank expires on September 30, 2007. As of June 30, 2007 and June 24, 2006, no amount was outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at 75 basis points above the prime rate (prime rate was 8.75% at June 30, 2007) in effect on the day proceeds are disbursed, as announced by M&T Bank, as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. However, the collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

NOTE 4.     INCOME TAXES

The Cooperative qualifies for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative's taxable income for periods after August 19, 2002. The Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal years ended June 30, 2007 or June 24, 2006. As a result, the Cooperative recorded a tax provision of $0.8 million in fiscal year 2007 and $0.3 million in fiscal year 2006. For the year ended June 25, 2005, the Cooperative recorded a distribution of patronage income of $0.5 million; 20 percent payable in cash and the balance in qualified retains. This distribution reduced taxable income to zero for fiscal year 2005.

The Cooperative’s tax provision differs from the “expected” tax computed by applying the U.S. Federal corporation income tax rate of 34% to pretax income/(loss) before dividends and allocation of income/(loss) as follows:

	Fiscal Year Ended
(Dollars in Thousands)	June 30,	June 24,	June 25,
	2007	2006	2005

Computed “expected” tax	$1,451	$(630)	$557
Equity in loss of Holdings LLC	0	2,443	1,154
Termination payments	1,088	1,373	1,377
Dividends paid	(1,794)	(2,856)	(2,819)
Patronage distribution	0	0	(179)
Net operating loss carryforward	0	0	(115)
Other	16	0	(25)

	$761	$330	$0

NOTE 5. COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative’s shares authorized, issued, and outstanding at June 30, 2007 and June 24, 2006.

	Par	Shares	Shares Issued and Outstanding
	Value	Authorized	June 30, 2007	June 24, 2006

Common Stock	$5.00	5,000,000	1,769,543	1,769,543
Non-Cumulative Preferred Stock	$25.00	5,000,000	26,312	26,312
Class A Cumulative Preferred Stock	$1.00	10,000,000	4,929,272	4,929,272
Class B Cumulative Preferred Stock	$1.00	9,500,000	0	0
Class C Cumulative Preferred Stock	$1.00	10,000,000	0	0
Class D Cumulative Preferred Stock	$1.00	10,000,000	0	0
Class E Cumulative Preferred Stock	$1.00	10,000,000	0	0
Class B, Series I 10% Cumulative Redeemable
Preferred Stock	$1.00	500,000	0	0

In the event of liquidation, the relative preference of Pro-Fac’s outstanding securities is as follows: first retains, then all classes of preferred stock, pari passu, then common stock and, finally, special membership interests.

While the Cooperative has no plans to liquidate, if liquidation were to occur, the order of redemption and the amount required to fully redeem each class outstanding, at June 30, 2007, is as follows:

	Amount Required
(Dollars in Thousands)	to Fully Redeem

Retains	$6,771
Cumulated dividends	3,253	(1)
Non-Cumulative Preferred Stock	658	(1)
AND
Class A Cumulative Preferred Stock	123,233	(1)
Common Stock	8,848
Special Membership Interests	21,733

	$164,496
(1) Pari passu

Qualified Retained Earnings Allocated to Members (“Retains”): Retains arise from patronage income and are allocated to the accounts of members within 8 1/2 months of the end of each fiscal year. No patronage proceeds were retained for the years ended June 30, 2007 or June 24, 2006. For the year ended June 25, 2005, the Cooperative retained $0.4 million of patronage proceeds. At the discretion of the Board of Directors qualified retains may mature into preferred stock in December of the fifth year after allocation. Qualified retains are taxable income to the member in the year the allocation is made.

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

Subsequent to June 30, 2007, the Cooperative redeemed all outstanding retains for approximately $6.8 million using proceeds of the $120.0 distribution received in July 2007 from Holdings LLC, as described below.

Preferred Stock: All preferred stock outstanding originated, directly or indirectly, from the conversion at par value of retains at the discretion of Pro-Fac’s Board of Directors. Preferred stock is generally non-voting, except that the holders of preferred stock are entitled to vote on those matters specifically required by law.

On August 23, 1995, the Cooperative commenced an offer to exchange one share of its Class A cumulative preferred stock (liquidation preference $25 per share) for each share of its outstanding non-cumulative preferred stock (liquidation preference $25 per share). As of March 2006, Pro-Fac no longer accepts offers from holders of shares of Pro-Fac non-cumulative preferred stock to exchange their shares of non-cumulative preferred stock for shares of Pro-Fac cumulative preferred stock. Pro-Fac’s Class A cumulative preferred stock is listed under the symbol PFACP on the Nasdaq Capital Market.

The dividend rates for the preferred stock outstanding are as follows:

Non-Cumulative Preferred Stock	$1.50 per share payable annually at the discretion of the Board.

Class A Cumulative Preferred Stock	$1.72 per share annually, payable in four quarterly installments of $0.43 per share; cumulative, if not paid

During fiscal year 2007, Pro-Fac paid cash dividends totaling $5.2 million on the non-cumulative and Class A cumulative preferred stock. At June 30, 2007, dividends of $0.66 per share totaling $3.3 million had cumulated on the Class A preferred stock.

The Cooperative’s ability to pay dividends is dependent upon, among other factors, available cash, capital surplus and its future earnings. The Cooperative’s principal use of available cash has been the payment of dividends on its Class A cumulative preferred stock and its non-cumulative preferred stock. The $10.0 million annual receipts under the Termination Agreement have been the principal source of cash for payment of dividends with the last installment under the Termination Agreement received in July 2007. Pro-Fac is a party to a limited liability company agreement dated August 19, 2002 (as amended from time to time, the “Limited Liability Company Agreement”) that contains terms and conditions relating to the management of Holdings LLC, and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC. Pro-Fac owns Class B common units in and is a member of Holdings LLC. The Limited Liability Company Agreement of Holdings LLC provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to make annual distributions to Holdings LLC, which can in turn be used by Holdings LLC to fund distributions to its common unit holders, including Pro-Fac.

Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made. Accordingly, Pro-Fac’s Board of Directors has developed a business plan that assumes distributions will not be made under the Limited Liability Company Agreement to replace the $10.0 million annual source of cash under the Termination Agreement that ended with the last payment in July 2007.

Subsequent to June 30, 2007, and as publicly announced on July 11, 2007, Pro-Fac received a distribution of approximately $120.0 million from Holdings LLC under the Limited Liability Company Agreement. Pro-Fac used a portion of this distribution to redeem all retained earnings allocated to its members, at a cost of approximately $6.8 million, to pay dividends on its non-cumulative preferred stock and its Class A cumulative preferred stock, at a cost of approximately $5.4 million, and to repay principal and interest owed under its Credit Agreement with Birds Eye Foods in an amount equal to approximately $1.1 million. During the second quarter of fiscal 2008, Pro-Fac also expects to use proceeds of the distribution to redeem all of its non-cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $0.7 million, to redeem approximately 3.2 million shares of its Class A cumulative preferred stock at a price of $25.00 per share, for an aggregate redemption cost of not more than $80 million related to the Class A cumulative preferred stock and, as required to affect the redemption, to pay dividends on its preferred stock to the date of redemption (approximately $2.1 million).

Pro-Fac has set-aside cash totaling approximately $24.0 million as a reserve for taxes that it may incur as a result of the $120.0 million distribution. While the Cooperative expects that the majority of the $120.0 million distribution will be a non-taxable return of capital, at this time Pro-Fac cannot reasonably estimate the portion of the $120.0 million distribution that will be taxable, and a definite determination of the taxability of the distribution may not be possible until at least June 2008. Transactions affecting Holdings LLC, which Pro-Fac has no control or influence over, will determine to what extent the amount received will be taxable to the Cooperative.

The Board of Directors intends to re-evaluate its business plan, which currently includes the suspension of dividends on the Cooperative’s preferred stock, as additional information regarding the taxability of the $120.0 million distribution becomes available. Notwithstanding receipt of the $120.0 million distribution, there can be no assurances that Pro-Fac will pay dividends after October 31, 2007. The declaration of any future dividends, including the expected declaration outlined above, is subject to Board action in advance of any such declaration based upon all of the facts and circumstances at such time.

The Board currently believes that Pro-Fac has sufficient sources of cash to fund its operations at least through the end of fiscal 2010, which the Board believes will provide time to monitor Pro-Fac’s investment in Holdings LLC and explore other sources of cash.

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

In January 2003 the Pro-Fac Board of Directors suspended the payment of dividends on the Cooperative’s common stock for an indefinite period of time, and in January 2006 the Board placed a moratorium on Pro-Fac’s repurchase of shares of its common stock from its member-growers, excluding approximately 9,000 shares which were repurchased under prior policies. Any repurchases by Pro-Fac of its common stock is subject to pre-approval by the Board.

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

Guarantees and Indemnifications: During the fourth quarter of fiscal year 2007, Pro-Fac was released from its previous guarantee of $30.0 million in original principal plus accrued interest, if any, due by Birds Eye Foods to GLK, LLC, a New York limited liability company whose members are Birds Eye Foods and GLK Holdings, Inc., a wholly-owned subsidiary of Birds Eye Foods.

Historically, when Pro-Fac sold assets, it may have retained certain liabilities for known exposures and provided indemnification to the buyer(s) with respect to future claims for certain unknown liabilities existing, or arising from events occurring, prior to the sale date, including liabilities for taxes, legal matters, environmental exposures, labor contingencies, product liability, and other obligations. Pro-Fac may enter into similar arrangements in the future. Agreements to provide indemnifications may vary in duration, generally for two years for certain types of indemnities, to terms for tax indemnifications that are generally aligned to the applicable statute of limitations for the jurisdiction in which the tax is imposed, and to terms for certain liabilities (i.e., warranties of title and environmental liabilities) that typically do not expire. The maximum potential future payments that the Cooperative could be required to make under agreements of indemnification are (or may be) either contractually limited to a specified amount or unlimited. The maximum potential future payments that the Cooperative could be required to make under agreements of indemnification are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses, which are not estimable. Historically, costs incurred to resolve claims related to agreements of indemnification have not been material to the Cooperative’s financial position, results of operations or cash flows.

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

As part of the Transaction, Pro-Fac agreed to indemnify Birds Eye Foods for certain environmental liabilities. This obligation is only triggered once the aggregate of all liabilities subject to indemnification under the Unit Purchase Agreement (including those unrelated to environmental matters) exceeds $10.0 million.

As of the date of this Report, Pro-Fac does not expect to be required to perform under the indemnifications described above.

Rent commitment: Pro-Fac rents office space through June 2008 at an annual rent of approximately $18,500 (approximately $1,544 per month). Pro-Fac has the option to renew the lease for a one-year period at a rent to be negotiated.

Benefit plan: Pro-Fac sponsors a 401(k) profit-sharing plan under which its employees may defer a portion of their salary. Pro-Fac contributes an amount equal to 3 percent of each employee’s salary. Pro-Fac may also make additional contributions at Pro-Fac’s sole discretion.

Related party transactions: Substantially all purchases are from member-growers of the Cooperative. For fiscal years 2007, 2006 and 2005, approximately 81 percent, 77 percent and 72 percent, respectively, of all crops purchased by Pro-Fac from its members were sold to its indirect equity investee, Birds Eye Foods. See Note 2 for additional transactions with Birds Eye Foods.

On April 13, 2007, Pro-Fac entered into an agricultural services agreement with Farm Fresh, a newly formed limited liability company, in which Pro-Fac owns a 6.25% membership interest. Under the Services Agreement, Farm Fresh will provide Pro-Fac with agricultural and administrative services and will act as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not subject to existing supply agreements. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them. Included are three members of Pro-Fac’s Board of Directors, Peter Call, chairman of Pro-Fac’s Board, Kenneth Mattingly and James Vincent, who are each indirect owners of 6.25% of the membership interest of Farm Fresh (total 18.75%) through affiliated entities. Messrs. Call, Mattingly and Vincent serve on the board of directors of Farm Fresh, and Mr. Call serves as chairman. During the year ended June 30, 2007, Pro-Fac paid Farm Fresh approximately $97,000 for services provided.

NOTE 7.     QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the fiscal years ended June 30, 2007 and June 24, 2006 appears in the following table.

In the opinion of management, all adjustments necessary for a fair presentation of the unaudited quarterly data have been made.

(Dollars in Thousands)

	Quarters
Fiscal 2007	1	2	3	4	Total Year

Net sales	$808	$2,072	$337	$426	$3,643
Gross profit/(loss)	(25)	129	0	43	147
Pretax income before dividends
and allocation of net income	2,136	1,092	864	175	4,267
Net income	1,600	800	640	466	3,506

	Quarters
Fiscal 2006	1	2	3	4	Total Year

Net sales	$0	$0	$13	$23	$36
Gross profit/(loss)	0	0	1	(2)	(1)
Pretax income/(loss) before dividends
and allocation of net income/(loss)	(2,090)	3,790	(2,470)	(1,084)	(1,854)
Net income/(loss)	(2,090)	3,790	(2,879)	(1,005)	(2,184)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, Pro-Fac’s Principal Executive and Principal Financial Officer concluded that Pro-Fac’s disclosure controls and procedures as of June 30, 2007 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in Pro-Fac’s internal control over financial reporting identified during the fourth quarter ended June 30, 2007, that materially affected, or are reasonably likely to materially affect, Pro-Fac’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information about the individuals that currently serve as directors and executive officers of Pro-Fac.

EXECUTIVE OFFICERS AND DIRECTORS OF PRO-FAC

	Date
Name	of Birth	Positions
Bruce R. Fox	1947	Director
Steven D. Koinzan	1948	Director and Second Vice President
Charles R. Altemus	1931	Director
Stephen R. Wright	1947	General Manager, Chief Executive Officer,
		Chief Financial Officer and Secretary
Peter R. Call (1)	1956	Director and President
Kenneth A. Dahlstedt	1954	Director
Robert DeBadts	1957	Director
Joseph Herman	1955	Director
Kenneth A. Mattingly	1948	Director
Allan W. Overhiser (1)	1960	Director, First Vice President and Treasurer
Paul E. Roe	1939	Director
Darell Sarff	1949	Director
James Vincent	1944	Director
Cornelius D. Harrington, Jr.(2)	1927	Director
William J. Lipinski (2)	1957	Director
Frank M. Stotz (2)	1930	Director

(1) Mr. Allen W. Overhiser and Mr. Peter R. Call serve as directors of both Birds Eye Foods and Pro-Fac. Messrs. Overhiser and Call serve as the "Pro-Fac Directors" on Birds Eye Foods’ Board of Directors pursuant to the Securityholders Agreement

(2) Members of Pro-Fac's Audit Committee, which is a separately-designated standing Audit Committee established by and among Pro-Fac’s Board of Directors for the purposes of, among other duties, overseeing the accounting and financial reporting processes of Pro-Fac and audits of Pro-Fac’s financial statements. The charter of the Audit Committee is available on the Cooperative’s Investor Relations website www.profaccoop.com/aboutProfac/investor.asp. Mr. Harrington is the Chairman of the Audit Committee. The Board of Directors has determined that Messrs. Harrington, Lipinski and Stotz each qualify as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K and that each of the members of the Audit Committee satisfies the independence standards in Section 4200(a)(15) of the NASDAQ listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

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

Joseph Herman has been a Director of Pro-Fac since February 2007 and a member of Pro-Fac since 1987. Mr. Herman is a fruit farmer (Herman Farms).

Allan W. Overhiser has been a Director of Pro-Fac since March 1994, a Vice President since March 2004, and First Vice President and Treasurer since March 2005 and a member of Pro-Fac since 1984. Mr. Overhiser also serves as a Director of Birds Eye Foods and has served in this capacity since May 2004. Mr. Overhiser is a fruit farmer (A.W. Overhiser Orchards; South Haven, Michigan).

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

William J. Lipinski has been a Director of Pro-Fac since March 2006. Mr. Lipinski currently is the President and Chief Executive Officer of First Pioneer Farm Credit, ACA and has served in these offices since June 1994. Mr. Lipinski also serves as Chairman of the Board of Directors for Farm Credit Financial Partners, Inc., and has served as Chairman since 1998. Mr. Lipinski also served as Director of Farm Credit Leasing Services Corporation from 1998 to 2003 and as Chairman of Farm Credit System’s Presidents Planning Committee from 2000 to 2003. Mr. Lipinski has also held various positions with Farm Credit Bank of Springfield, Springfield Bank for Cooperatives, and Southern New England Production Credit and Federal Land Bank Associations.

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

Section 16(a) Beneficial Ownership Reporting Compliance: Section 16(a) of the Securities Exchange Act of 1934 requires Pro-Fac’s directors and officers, and persons who own more than 10% of a registered class of Pro-Fac’s equity securities, to file reports of ownership and changes in ownership of the securities of Pro-Fac with the Securities and Exchange Commission (the “SEC”). Pro-Fac officers and directors and beneficial owners of more than 10% of any registered class of Pro-Fac’s equity securities are required by SEC regulation to furnish Pro-Fac with copies of all Section 16(a) reports they file.

Based upon a review of the copies of such reports, all filing requirements under Section 16(a) applicable to its officers, directors and greater than 10% beneficial owners were complied with, except each of Messrs. Call, Dahlstedt, DeBadts, Fox, Koinzan, Mattingly, Overhiser, Roe and Sarff failed to file a Form 4 to report the issuance of shares of Class A cumulative preferred stock upon conversion of membership allocation certificates - retains - on December 31, 2003.

Code of Ethics: The Board of Directors has adopted the “Pro-Fac Cooperative, Inc. Principal Executive Officer/Senior Financial Officer Code of Ethics” that applies to the Company’s principal executive officer and principal financial officer. A copy of the Code of Ethics is available at the Cooperative’s Investor Relations website - “About Pro-Fac” (www.profaccoop.com/aboutProfac/investor.asp). The Cooperative intends to post amendments to or waivers from the Code of Ethics for its principal executive officer and its principal financial officer at this location on that website.

ITEM 11.     EXECUTIVE COMPENSATION

Mr. Stephen Wright is our sole principal executive and financial officer. He serves as Pro-Fac's General Manager, Chief Executive Officer, Chief Financial Officer and Secretary.

Compensation Discussion and Analysis

Objectives and Elements of Named Executive Officer’s Compensation

Our Compensation Committee directly oversees the compensation that we pay to Mr. Wright. Mr. Wright’s compensation consists of an annual salary, a defined benefit plan and life, disability and health insurance.

Mr. Wright’s compensation is structured based on our unique corporate and organizational structure. As an agricultural cooperative, we are owned, controlled and operated by our member-growers for the mutual benefit of our membership. Pro-Fac’s core objective is to purchase, market and sell our grower-member crops in a cooperative structure to secure competitive pricing and a more stable, predictable customer base for our member-growers’ crops.

Officers of Pro-Fac, other than Mr. Wright, are not employees of Pro-Fac, but are grower-members. Mr. Wright, however, is responsible for the day-to-day management and operation of Pro-Fac. He is responsible for regulatory and compliance matters, including reviewing financial reports and preparing and reviewing SEC reports, he is responsible for communicating with our members, suppliers, customers and professional service providers, negotiating contracts and agreements to which Pro-Fac is a party, implementing Board policies, and anything else relating to the oversight of the management and operation of Pro-Fac. As an employee of the Cooperative, we believe Mr. Wright’s compensation is appropriate in amount and structure to compensate Mr. Wright for the services he performs on our behalf, and appropriate in consideration of our cooperative structure.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the “Compensation Discussion and Analysis” with management. Based on this review and discussion, the Committee has recommended to the Board that the section entitled “Compensation Discussion and Analysis” be included in Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Compensation Committee Members:

Peter R. Call, Chairman
Steven D. Koinzan
William J. Lipinski
Kenneth A. Mattingly
Allan W. Overhiser

Summary Compensation Table

     The tables below summarize the total compensation paid to or earned by Stephen R. Wright, Pro-Fac’s only “Named Executive Officer” during fiscal year 2007.

SUMMARY COMPENSATION TABLE

Change in
Pension Value
						Non-Equity	and Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation (2)	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen R. Wright (1)	2007	$176,539	NA	NA	NA	NA	NA	$5,941	$182,480

(1) The terms of Mr. Wright’s employment are set forth in an employment agreement discussed below under “Employment Agreement – Stephen R. Wright; Potential Payments Upon Termination or Change-in-Control of Pro-Fac”.

(2) Pro-Fac contributions of $5,296 pursuant to 401(k) Plan and life insurance premiums of $645 paid on behalf of Mr. Wright.

In accordance with the rules of the Securities and Exchange Commission, the compensation described in this table does not include group life, health, hospitalization, or medical reimbursement benefits received by Mr. Wright under plans that are available generally to all salaried employees of Pro-Fac.

________________________

Employment Agreement – Stephen R. Wright; Potential Payments Upon Termination or Change-in-Control of Pro-Fac

Pursuant to an employment agreement entered into on July 30, 2004 with Mr. Wright, as amended March 23, 2006, and subsequently amended effective August 19, 2007, Mr. Wright is employed as the General Manager, Chief Executive Officer and Chief Financial Officer of Pro-Fac, reporting to Pro-Fac's Board of Directors. The agreement extends until (and including) August 19, 2008 and provides for an annualized salary, beginning August 19, 2007, of $160,000. Mr. Wright is entitled to participate in employee benefits generally made available to employees of Pro-Fac, including: Pro-Fac’s safe harbor 401(k) plan pursuant to which Pro-Fac contributes 3% of Mr. Wright's earned compensation; term life insurance; short-term and long-term disability insurance; personal accident insurance and accidental death and dismemberment insurance. All participants in the 401(k) plan are 100% vested in amounts contributed by Pro-Fac. In addition to the term life insurance provided to all Pro-Fac employees, Pro-Fac provides Mr. Wright with an additional $250,000 in life insurance benefits.

Mr. Wright's employment agreement contains provisions relating to non-competition and non-solicitation of customers during the term of his employment and for a period of 12 months thereafter (except if Mr. Wright's employment is terminated without cause), and non-solicitation of Pro-Fac's employees for 12 months following termination of employment.

Potential Payments Upon Termination or Change-in-Control.

Either Mr. Wright or Pro-Fac, subject to the rights and obligations set forth in the employment agreement, including proper notice, may terminate Mr. Wright's employment. Pro-Fac is obligated to pay Mr. Wright his salary plus benefits for the remainder of the month in which such termination becomes effective and for a period of six (6) months thereafter in the event Mr. Wright's employment is terminated by Pro-Fac for any reason other than "for cause" (as such term is defined in the employment agreement, other than, for death, disability, merger, consolidation, dissolution or cessation of business). Mr. Wright's employment agreement further provides that, if Mr. Wright's employment is terminated as a result of the dissolution of Pro-Fac or the cessation of Pro-Fac's business, or in the event of the merger or consolidation of Pro-Fac, the Cooperative will have no further or continuing obligations to Mr. Wright, other than the payment of his salary plus benefits for the remainder of the month in which such termination became effective or the merger or consolidation occurred, and for a period of six (6) months thereafter.

The table below reflects the amount of compensation payable to Mr. Wright upon voluntary termination, “for cause” termination, “without cause” termination, termination upon cessation or dissolution or following a change-in-control and in the event of his disability or death is shown below. The amounts shown assume that such termination was effective as of June 30, 2007, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to Mr. Wright upon his termination. The actual amounts to be paid out can only be determined at the time of Mr. Wright’s separation from Pro-Fac.

			For Cause or by		Cessation or
	“Without Cause”		Executive	Disability	Dissolution	Death		Change in Control

Salary	$83,125	(1)	$0	$0	$83,125 (1)	$43,126	(2)	$83,125	(1)
Health insurance (3)	4,442		0	0	4,442	0		4,442
Total	$87,567		$0	$0	$87,567	$43,126		$87,567

(1)	Salary is for a period of 6-months after termination.
(2)	Salary for a period of 3-months after death.
(3)	Reflects the cost to Pro-Fac of continuing health benefits for a period of six months after termination.

Severance Plan.

In July 2007, Pro-Fac established a Severance Plan for all of its employees, including Mr. Wright. The purpose of the plan is to provide an incentive to Pro-Fac’s employees to continue their employment in the event of a transaction in which Pro-Fac’s investment in the units of ownership of Holdings, LLC is converted to cash or cash equivalents. If certain cash or cash equivalent proceed thresholds are met, then a minimum of $100,000 ($25,000, individual, minimum) and a maximum of $200,000 ($50,000, individual, maximum) will be paid to, and allocated equally among, those Pro-Fac employees who are or have remained as employees of Pro-Fac for a period of not less than 6-months after the transaction.

Directors' Compensation

The table below sets forth the total compensation earned by or awarded to directors who served on our Board during fiscal year 2007. No employee serves on the Pro-Fac Board.

	Fees				Change in Pension
	Earned or			Non-Equity	Value and Non-
	Paid	Stock	Option	Incentive Plan	Qualified Deferred	All Other
Name	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total ($)
Member-Directors, other than
Director Call(1)	$8,000	$0	$0	$0	$0	$0	$88,000
Peter R. Call, Chairman of
Board(2)	12,000	0	0	0	0	0	12,000
Independent, Non-Member
Directors(3)	20,000	0	0	0	0	0	60,000

(1) Annual retainer paid to Pro-Fac member-directors: Charles R. Altemus, Dale W. Burmeister (for the period July 2006 to February 1, 2007), Kenneth A. Dahlstedt, Robert Debadts, Bruce R. Fox, Joseph Herman (for the period March 2007 to June 30, 2007), Steven D. Koinzan, Kenneth A. Mattingly, Allan W. Overhiser, Paul Roe, Darell Sarff and James Vincent.
(2) Annual retainer paid to Mr. Call as Chairman of the Board of Directors of Pro-Fac.
(3) All non-member-grower directors of Pro-Fac: Cornelius D. Harrington, Jr., William J. Lipinski and Frank M. Stotz.

________________________

Directors are not paid additional compensation for serving on a standing committee of the Board of Directors or for their participation in special assignments in their capacity as directors. All directors receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of the Board. There is no change in director compensation in fiscal 2008 from fiscal 2007.

Compensation Committee Interlocks and Insider Participation

The members of the Cooperative's Compensation Committee of the Board of Directors during fiscal 2007 were: Mr. Steven Koinzan, Mr. Allan Overhiser, Mr. Kenneth Mattingly, Mr. William Lipinski and Mr. Peter Call (Chairman).

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

Mr. Koinzan, Mr. Overhiser, Mr. Mattingly and Mr. Call are member-growers of Pro-Fac. Accordingly, as member-growers of the Cooperative, during fiscal year 2007 they received payments from Pro-Fac for crops delivered by them directly or indirectly through entities owned or controlled by them. During fiscal year 2007, the aggregate amount of payments received by Messrs. Koinzan, Overhiser, Mattingly and Call, directly or indirectly through entities owned or controlled by them, for their crops was approximately $719,000, $156,000, $754,000 and $2,118,000, respectively.

No interlocking relationships exist between members of the Pro-Fac Board or Compensation Committee and the board of directors or compensation committee of another company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDERS MATTERS

The following table sets forth information regarding the beneficial ownership, as of June 30, 2007, by (i) each person or entity (including any group) who is known by Pro-Fac to own beneficially more than 5 percent of Pro-Fac’s common stock (voting securities) and (ii) each Pro-Fac director, each Named Executive Officer included in the Summary Compensation Table, and all directors and current executive officers as a group, as to each class of securities of Pro-Fac.

		Amount and Nature of		Percent of
Name and Address	Title of Class	Beneficial Ownership(a)		Class(b)

Beneficial Owner of More than 5%*:

Michigan Blueberry Growers
Association	Common	116,400		6.58%
P.O. Box 322	Class A Cumulative Preferred	8,649		0.18%
Grand Junction, MI 49056

* Pro-Fac members are only entitled to one vote regardless of the number of shares of common stock owned.

		Amount and Nature of		Percent of
Name	Title of Class	Beneficial Ownership(a)		Class(b)

Charles R. Altemus	Common	21,007	(v)	1.19%
	Class A Cumulative Preferred	2,441	(v)	0.05%

Peter R. Call	Common	40,536	(d)	2.29%
	Class A Cumulative Preferred	27,177	(d)	0.55%
	Class A Cumulative Preferred	14,194	(e)	0.29%
	Class A Cumulative Preferred	5,361	(f)	0.11%
	Class A Cumulative Preferred	10,146		0.21%
	Class A Cumulative Preferred	1,700	(g)	0.03%
	Class A Cumulative Preferred	3,795	(h)	0.08%

Kenneth A. Dahlstedt	Common	7,375	(x)	0.42%
	Common	1,833	(i)(x)	0.10%
	Class A Cumulative Preferred	884		0.02%
	Class A Cumulative Preferred	379	(i)	0.01%

Robert DeBadts	Common	12,737	(j)	0.72%
	Class A Cumulative Preferred	13,483	(j)	0.27%
	Class A Cumulative Preferred	607	(k)	0.01%

Bruce R. Fox	Common	11,315	(l)	0.64%
	Common	240	(m)	0.01%
	Class A Cumulative Preferred	9,395	(l)	0.19%
	Class A Cumulative Preferred	9,547	(n)	0.19%
	Class A Cumulative Preferred	1,085		0.02%
	Class A Cumulative Preferred	955	(o)	0.02%

Cornelius D. Harrington, Jr.	None

Joseph Herman	Common	4,092	(w)	0.23%

Steven D. Koinzan	Common	11,184	(x)	0.63%
	Class A Cumulative Preferred	8,411		0.17%
	Class A Cumulative Preferred	250	(p)	0.01%

William J. Lipinski	None

Kenneth A. Mattingly	Common	12,758	(q)	0.72%
	Class A Cumulative Preferred	15,206	(q)	0.31%

Allan W. Overhiser	Common	3,258	(r)	0.18%
	Class A Cumulative Preferred	2,492	(r)	0.05%

Paul E. Roe	Common	24,907	(s)	1.41%
	Class A Cumulative Preferred	10,966	(s)	0.22%

Darell Sarff	Common	2,616		0.15%
	Class A Cumulative Preferred	2,760		0.06%

Frank M. Stotz	None

James Vincent	Common	23,419	(t)	1.32%
	Common	1,496	(u)	0.08%
	Class A Cumulative Preferred	7,810	(u)	0.16%

Stephen R. Wright	Class A Cumulative Preferred	1,640		0.03%

All directors and current executive
officers as a group (16)	Common	178,773		10.10%
	Class A Cumulative Preferred	150,684		3.06%

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

(b)

Based on 1,769,543 shares of common stock and 4,929,272 shares of Class A Cumulative Preferred stock outstanding as of June 30, 2007. In the above table, each director who has direct beneficial ownership of common or preferred shares by reason of being the record owner of such shares has sole voting and investment power with respect to such shares, while each director who has direct beneficial ownership of common or preferred shares as a result of owning such shares as a joint tenant has shared voting and investment power regarding such shares. Each director who has indirect beneficial ownership of common or preferred shares resulting from his status as a shareholder, member or a partner of a corporation, limited liability company or partnership which is the record owner of such shares has sole voting and investment power if he controls such corporation, limited liability company or partnership. If he does not control such corporation, limited liability company or partnership, he has shared voting and investment power. Pro-Fac does not believe that the percentage ownership of any such corporation, limited liability company or partnership by a director is material, since in the aggregate no director beneficially owns in excess of 5 percent of either the common or preferred shares of Pro-Fac. Moreover, Pro-Fac members are only entitled to one vote regardless of the number of shares of common stock owned.

(c)	Record ownership by Lakeshore Farms, Inc.; 4,212 common shares pledged as security
(d)	Record ownership by My-T Acres, Inc.
(e)	Record ownership by My-T Acres, Inc. Employee Profit Sharing Plan
(f)	Record ownership by Call Farms, Inc.
(g)	Record ownership by Julie Call, Mr. Call’s spouse
(h)	Record ownership by Casey Call, minor child of Peter R. Call
(i)	Record ownership by Ag-Pro, Inc.
(j)	Record ownership by Lake Breeze Fruit Farm, Inc.
(k)	Record ownership jointly with spouse
(l)	Record ownership by N.J. Fox & Sons, Inc.; 2,663 common shares pledged as security
(m)	Record ownership by AEBIG Apple LLC
(n)	Record ownership by Kathleen Fox, Mr. Fox’s spouse
(o)	Record ownership by Bruce Fox IRA
(p)	Record ownership by Steven and Lois Koinzan, jointly
(q)	Record ownership by M-B Farms, Inc.; all common shares pledged as security
(r)	Record ownership by A.W. Overhiser Orchards
(s)	Record ownership by Roe Acres, Inc.; all common shares pledged as security
(t)	Record ownership by L-Brooke Farms, LLC; all common shares pledged as security
(u)	Record ownership by L-Brooke Farms, Inc.; all common shares pledged as security
(v)	Record ownership by Charles and Mildred Altemus, jointly
(w)	Record ownership by Joseph and Susan Herman
(x)	Pledged as security

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pro-Fac’s Audit Committee, whose members are all independent in accordance with NASDAQ standards, is responsible for review, approval, and/or ratification of “related person transactions” between Pro-Fac or its subsidiaries and related persons. Under SEC rules, a related person is a director, officer, nominee for director, or 5% stockholder of Pro-Fac since the beginning of the last fiscal year and their immediate family members. Pro-Fac’s policies and procedures with respect to certain related person transactions are set forth in annual resolutions of the Audit Committee; the Audit Committee’s responsibility to review and approve related person transactions is further set forth in the Audit Committee’s Charter.

The Audit Committee meets with management annually and otherwise as necessary throughout the year to discuss and review related person transactions and any material changes to such transactions for that calendar year. After review and discussion, the Audit Committee will determine whether to approve or ratify each related person transaction.

Transactions reviewed by the Audit Committee each year are crop delivery agreements to be entered into by each member-grower Director with Pro-Fac, pursuant to which the member-grower Director agrees to deliver a specified type and quantity (tonnage) of crop(s) to Pro-Fac at crop values based on CMV of the crop(s) to be delivered, as determined by Pro-Fac’s commercial market value committee for the growing season. After consultation with management and review of a report prepared and submitted by management to the Audit Committee, the Audit Committee will determine whether such crop delivery agreements should be approved and/or ratified.

In fiscal year 2007, Pro-Fac entered into crop delivery agreements with the following Pro-Fac member-grower Directors, directly or indirectly through entities owned or controlled by them: Charles R. Altemus, Dale W. Burmeister, Peter R. Call, Kenneth A. Dahlstedt, Robert DeBadts, Bruce R. Fox, Joseph Herman, Steven D. Koinzan, Kenneth A. Mattingly, Allan W. Overhiser, Paul E. Roe, Darell Sarff and James Vincent. The Audit Committee reviewed these crop delivery agreements in accordance with its procedures described above and approved these agreements.

Purchase of Crops by Pro-Fac: Pro-Fac members sell crops grown by them to Pro-Fac pursuant to supply agreements between Pro-Fac and its members. Pro-Fac, in turn, markets and sells its members' crops to its customers. The Directors of Pro-Fac, other than Cornelius D. Harrington, Frank M. Stotz and William J. Lipinski, are grower-members of Pro-Fac. Accordingly, during fiscal year 2007, as grower-members of the Cooperative, they received payments from Pro-Fac for crops delivered by them directly or indirectly through entities owned or controlled by them.

During fiscal 2007, the following directors, directly or indirectly through entities owned or controlled by them, received payments from Pro-Fac for crops:

(Dollars in Thousands)

	RELATIONSHIP	PAYMENTS RECEIVED
NAME	TO PRO-FAC	FISCAL 2007

Charles R. Altemus	Director	$599
Dale W. Burmeister	Director	$319
Peter R. Call	Director and President	$2,118
Kenneth A. Dahlstedt	Director	$368
Robert DeBadts	Director	$405
Bruce R. Fox	Director	$265
Joseph Herman	Director	$94
Steven D. Koinzan	Director and Vice President	$719
Kenneth A. Mattingly	Director	$754
Allan W. Overhiser	Director, Vice President and Treasurer	$156
Paul E. Roe	Director	$588
Darell Sarff	Director	$43
James Vincent	Director	$1,246

In addition, in April 2007, Pro-Fac entered into an agricultural services agreement with Farm Fresh First, LLC, a newly formed limited liability company, in which Pro-Fac acquired and owns a 6.25% membership interest. Under the Services Agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for crops grown by Pro-Fac member-growers located in New York State. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them. Included are three members of Pro-Fac’s Board of Directors, Peter Call, chairman of Pro-Fac's Board, Kenneth Mattingly and James Vincent, who are each indirect owners of 6.25% of the membership interest of Farm Fresh (total 18.75%) through affiliated entities. Messrs. Call, Mattingly and Vincent also serve on the board of directors of Farm Fresh; Mr. Call as its chairman. For fiscal year 2007, Pro-Fac paid Farm Fresh approximately $97,000 for services provided. Pro-Fac’s Board of Directors reviewed and approved the investment in and transaction with Farm Fresh.

Pro-Fac, Stephen R. Wright, Pro-Fac’s Chief Executive Officer, Chief Financial Officer, General Manager and Secretary, together with others continue as parties to the Securityholders Agreement and Limited Liability Company Agreement because of their ownership of common units of Holdings LLC. As of June 30, 2007, Mr. Wright owned approximately 553 Class C common units, representing approximately 4.3 percent of the issued and outstanding Class C common units and approximately 379 Class D common units, representing approximately 2.8 percent of the issued and outstanding Class D common units of Holdings LLC.

Directors’ and Officers’ Liability Insurance: As authorized by New York law and in accordance with the policy of that state, the Cooperative has obtained insurance from Cincinnati Insurance Companies and U.S. Specialty insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative. This insurance has terms expiring on August 19, 2008, at an annual cost of approximately $139,000. Additionally, the Cooperative has obtained insurance from St. Paul Mercury Insurance Company and Great American Insurance Company, insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative for events occurring prior to August 19, 2002 where claims are submitted prior to August 19, 2008. This insurance has a term expiring on August 19, 2008, at a cost of approximately $463,000. As of the date of this Report, no sums have been paid to any officers or directors of the Cooperative under either of these indemnification insurance policies.

As an agricultural cooperative, Pro-Fac is exempt from NASDAQ listing standards requiring that a majority of our board of directors be comprised of independent directors and that our committee members, other than members of our audit committee, be independent under NASDAQ Rule 4200.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Auditor for Fiscal 2007 and 2006: The following table shows the aggregate fees billed for audit and other services provided by Deloitte & Touche LLP (“D&T”) through and including the first quarter of fiscal 2007 and Freed, Maxick & Battaglia, thereafter.

	2007	2006

Audit Fees	$76,375	$67,650
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$76,375	$67,650

Audit Fees: This category includes the audit of Pro-Fac’s annual financial statements, review of financial statements included in Pro-Fac’s Form 10-Q quarterly reports, and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees: This category consists of assurance and related services provided by Pro-Fac’s independent auditors that are reasonably related to the performance of the audit or review of Pro-Fac’s financial statements and are not reported above under “Audit Fees.”

Tax Fees: This category consists of professional services rendered by Pro-Fac’s independent auditors in connection with tax compliance, tax advice and tax planning activities.

All Other Fees: This category consists of fees for services and products provided to Pro-Fac by its independent auditors and not reported under “Audit Fees”, “Audit-Related Fees” or “Tax Fees” above.

Audit Committee Pre-Approval Policy: The Audit Committee pre-approves all auditing services and permitted non-auditing services (including the fees and terms of such services).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.	Financial Statements. The following Financial Statements and Supplementary Data of Pro-Fac and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

Page
Pro-Fac Cooperative, Inc.:
Reports of Independent Registered Public Accounting Firms	18
Financial Statements:
Statements of Operations, Allocation of Net Income/(Loss) and Comprehensive Income/(Loss)
for the years ended June 30, 2007, June 24, 2006 and June 25, 2005	20
Balance Sheets at June 30, 2007 and June 24, 2006	21
Statements of Cash Flows for the years ended June 30, 2007, June 24, 2006 and June 25, 2005	22
Statements of Changes in Shareholders’ and Members’ Capitalization/(Deficit) and Redeemable and Common Stock
for the years ended June 30, 2007, June 24, 2006 and June 25, 2005	23
Notes to Financial Statements	24

2.	See Item 15(c) below

3. Exhibits. The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description

2.1	Unit Purchase Agreement (filed as Exhibit 2.1 to Pro-Fac’s Form 8-K filed June 21, 2002 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of Pro-Fac, dated August 19, 2002 (filed as Exhibit 3.1 to Pro-Fac Form 10-K for the fiscal year ended June 29, 2002 and incorporate herein by reference).

3.2	Bylaws of Pro-Fac Cooperative, Inc. as amended January 25, 2007, (filed as Exhibit 3.(ii) to Pro-Fac’s Current
Report on Form 8-K with the Securities and Exchange Commission on January 31, 2007 and incorporated herein by reference).

4.1	Indenture, dated as of November 18, 1998, between Birds Eye Foods, the Guarantors named therein and IBJ
Schroder Bank & Trust Company, Inc., as Trustee (filed as Exhibit 4.1 to Birds Eye Foods, Inc.’s Registration
Statement on Form S-4 filed January 5, 1999 (Registration No. 333-70143) and incorporated herein by reference).

4.2	Form of 11 7/8% Senior Subordinated Notes due 2008 (filed as Exhibit B to Exhibit 4.1 to Birds Eye Foods’
Registration Statement on Form S-4 filed January 5, 1999 (Registration No. 333-70143) and incorporated herein by reference).

4.3	First Supplemental Indenture (amending the Indenture referenced in Exhibit 4.1 herein) dated July 22, 2002 (filed as
Exhibit 4.3 to Pro-Fac’s Form 10-K for the fiscal year ended June 29, 2002 and incorporated herein by reference).

4.4	Second Supplemental Indenture (amending the Indenture referenced in Exhibit 4.1 herein) dated as of March 1,
2003 (filed as Exhibit 4.1 to Birds Eye Foods’ Quarterly Report on Form 10-Q for the third fiscal quarter ended
March 19, 2003 and incorporated herein by reference).

10.1	Amended and Restated Marketing and Facilitation Agreement dated August 19, 2002 between Pro-Fac and Birds
Eye Foods (filed as Exhibit 99.4 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.2	Termination Agreement dated August 19, 2002 between Pro-Fac and Birds Eye Foods (filed as Exhibit 99.3 to Pro-
Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.3	Subordinated Promissory Note of Birds Eye Foods, Inc. to Dean Foods Company, dated as of September 23, 1998
(filed as Exhibit 10.3 to Pro-Fac’s Quarterly Report on Form 10-Q for the first fiscal quarter ended September 26,
1998 and incorporated herein by reference).

10.4	Raw Product Supply Agreement with Seneca Foods Corporation (filed as Exhibit 10.22 to Pro-Fac's Annual Report on Form 10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference).

10.5	Credit Agreement dated August 19, 2002 between Pro-Fac as borrower, and Birds Eye Foods as lender (filed as
Exhibit 99.6 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.6	Securityholders Agreement dated August 19, 2002 among Birds Eye Holdings LLC, Pro-Fac, Vestar/Agrilink
Holdings LLC and others (filed as Exhibit 99.7 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.7	Amendment No. 1 to the Securityholders Agreement dated August 30, 2003 among Birds Eye Holdings, LLC, Pro-
Fac Cooperative, Inc., Vestar/Agrilink Holdings, LLC, and others (filed as Exhibit 10.7 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003 and incorporated herein by reference).

10.8	Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC dated August 19, 2002 among Birds Eye Holdings LLC, Pro-Fac, Vestar/Agrilink Holdings and others (filed as Exhibit 99.8 to Pro-Fac's
Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

	10.9	.	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC
(filed as Exhibit 10.10 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003 and incorporated herein by reference).

	10.10		Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of Holdings LLC (filed as
Exhibit 10.10 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 26, 2004 and incorporated herein by reference).

	10.11		Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC
(filed as Exhibit 10.11 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 24, 2006 and incorporated herein by reference).

	10.12		Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC
(filed as Exhibit 10.12 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 24, 2006 and incorporated herein by reference).

	10.13		Amendment No.5 to Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC
(filed herewith).

*	10.14		Employment Agreement between Pro-Fac and Stephen R. Wright dated July 30, 2004 (filed as Exhibit 10.12 to Pro-
Fac’s Annual Report on Form 10-K for the fiscal year ended June 26, 2004 and incorporated herein by reference).

*	10.15		Extension and Amendment to Employment Agreement between Pro-Fac and Stephen R. Wright dated March 23,
2006 (filed as Exhibit 10.1 to Pro-Fac’s Quarterly Report on Form 10-Q for the third fiscal quarter ended March 25,
2006 and incorporated herein by reference).

*	10.16		Summary of Compensation Arrangements for the Cooperative’s Named Executive Officer and Directors (filed herewith).

*	10.17		Pro-Fac Cooperative, Inc. Severance Plan (filed herewith).

	10.18		Amendment to Agreements - Credit Agreement dated August 19, 2002 and Termination Agreement dated
August 19, 2002 - between Pro-Fac Cooperative, Inc. and Birds Eye Foods, Inc., dated March 28, 2007
(incorporated by reference to Exhibit 10.1 to Pro-Fac Cooperative, Inc.’s Current Report on Form 8-k filed with the
Securities and Exchange Commission on March 29, 2007).

	10.19		Services Agreement dated April 13, 2007 between Pro-Fac Cooperative, Inc. and Farm Fresh First, LLC
(incorporated by reference to Exhibit 10.1 to Pro-Fac Cooperative’s Current Report on Form 8-K filed with
Securities and Exchange Commission on April 17, 2007).

	10.20		Raw Product Supply Agreement dated April 17, 2007 between Pro-Fac Cooperative, Inc. and Allens, Inc.
(incorporated by reference to Exhibit 10.1 to Pro-Fac Cooperative’s Current Report on Form 8-K filed with the
Securities and Exchange Commission on April 20, 2007).

	31		Section 302 Certification of the Principal Executive Officer and Principal Financial Officer (filed herewith).

	32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 USC, Section 1350, as adopted pursuant to Section 906 (filed herewith).

*Management contracts or compensatory plans or arrangements.

(b)	See Item 15(a)(3) above.

(c)	Financial schedules are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-FAC COOPERATIVE, INC.

Date:	September 21, 2007	BY:	/s/ Stephen R. Wright
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

	SIGNATURE	TITLE	Date

/s/	Peter R. Call	President and Director	September 21, 2007
(PETER R. CALL)

/s/	Allan W. Overhiser	Vice President, Treasurer and	September 21, 2007
Director
(ALLAN W. OVERHISER)

/s/	Steven D. Koinzan	Vice President and Director	September 21, 2007
(STEVEN D. KOINZAN)

/s/	Bruce R. Fox	Director	September 21, 2007
(BRUCE R. FOX)

/s/	Charles R. Altemus	Director	September 21, 2007
(CHARLES R. ALTEMUS)

/s/	Kenneth A. Dahlstedt	Director	September 21, 2007
(KENNETH A. DAHLSTEDT)

/s/	Robert DeBadts	Director	September 21, 2007
(ROBERT DeBADTS)

/s/	Cornelius D. Harrington, Jr.	Director	September 21, 2007
(CORNELIUS D. HARRINGTON, JR.)

/s/	William J. Lipinski	Director	September 21, 2007
(WILLIAM J. LIPINSKI)

/s/	Joseph Herman	Director	September 21, 2007
(JOSEPH HERMAN)

/s/	Kenneth A. Mattingly	Director	September 21, 2007
(KENNETH A. MATTINGLY)

/s/	Paul E. Roe	Director	September 21, 2007
(PAUL E. ROE)

/s/	Darell Sarff	Director	September 21, 2007
(DARELL SARFF)

/s/	Frank M. Stotz	Director	September 21, 2007
(FRANK M. STOTZ)

/s/	James Vincent	Director	September 21, 2007
(JAMES VINCENT)

/s/	Stephen R. Wright	General Manager, Chief Executive	September 21, 2007
	(STEPHEN R. WRIGHT)	Officer, Chief Financial Officer
and Secretary
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description

2.1	Unit Purchase Agreement (filed as Exhibit 2.1 to Pro-Fac’s Form 8-K filed June 21, 2002 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of Pro-Fac, dated August 19, 2002 (filed as Exhibit 3.1 to Pro-Fac Form
10-K for the fiscal year ended June 29, 2002 and incorporate herein by reference).

3.2	Bylaws of Pro-Fac Cooperative, Inc. as amended January 25, 2007, (filed as Exhibit 3.(ii) to Pro-Fac’s
Current Report on Form 8-K with the Securities and Exchange Commission on January 31, 2007 and
incorporated herein by reference).

4.1	Indenture, dated as of November 18, 1998, between Birds Eye Foods, the Guarantors named therein and IBJ
Schroder Bank & Trust Company, Inc., as Trustee (filed as Exhibit 4.1 to Birds Eye Foods, Inc.’s
Registration Statement on Form S-4 filed January 5, 1999 (Registration No. 333-70143) and incorporated herein by reference).

4.2	Form of 11 7/8% Senior Subordinated Notes due 2008 (filed as Exhibit B to Exhibit 4.1 to Birds Eye Foods’
Registration Statement on Form S-4 filed January 5, 1999 (Registration No. 333-70143) and incorporated herein by reference).

4.3	First Supplemental Indenture (amending the Indenture referenced in Exhibit 4.1 herein) dated July 22, 2002
(filed as Exhibit 4.3 to Pro-Fac’s Form 10-K for the fiscal year ended June 29, 2002 and incorporated herein by reference).

4.4	Second Supplemental Indenture (amending the Indenture referenced in Exhibit 4.1 herein) dated as of March
1, 2003 (filed as Exhibit 4.1 to Birds Eye Foods’ Quarterly Report on Form 10-Q for the third fiscal quarter ended March 19, 2003 and incorporated herein by reference).

10.1	Amended and Restated Marketing and Facilitation Agreement dated August 19, 2002 between Pro-Fac and
Birds Eye Foods (filed as Exhibit 99.4 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.2	Termination Agreement dated August 19, 2002 between Pro-Fac and Birds Eye Foods (filed as Exhibit 99.3 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.3	Subordinated Promissory Note of Birds Eye Foods, Inc. to Dean Foods Company, dated as of September 23,
1998 (filed as Exhibit 10.3 to Pro-Fac’s Quarterly Report on Form 10-Q for the first fiscal quarter ended
September 26, 1998 and incorporated herein by reference).

10.4	Raw Product Supply Agreement with Seneca Foods Corporation (filed as Exhibit 10.22 to Pro-Fac's Annual
Report on Form 10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference).

10.5	Credit Agreement dated August 19, 2002 between Pro-Fac as borrower, and Birds Eye Foods as lender (filed as Exhibit 99.6 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.6	Securityholders Agreement dated August 19, 2002 among Birds Eye Holdings LLC, Pro-Fac, Vestar/Agrilink
Holdings LLC and others (filed as Exhibit 99.7 to Pro-Fac's Current Report on Form 8-K filed September 3,
2002 and incorporated herein by reference).

10.7	Amendment No. 1 to the Securityholders Agreement dated August 30, 2003 among Birds Eye Holdings,
LLC, Pro-Fac Cooperative, Inc., Vestar/Agrilink Holdings, LLC, and others (filed as Exhibit 10.7 to Pro-
Fac’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003 and incorporated herein by reference).

10.8	Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC dated August 19,
2002 among Birds Eye Holdings LLC, Pro-Fac, Vestar/Agrilink Holdings and others (filed as Exhibit 99.8 to
Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

	10.9	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings
LLC (filed as Exhibit 10.10 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 28,
2003 and incorporated herein by reference).

	10.10	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of Holdings LLC (filed as Exhibit 10.10 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 26, 2004 and incorporated herein by reference).

	10.11	Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings
LLC (filed as Exhibit 10.11 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 24,
2006 and incorporated herein by reference).

	10.12	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings
LLC (filed as Exhibit 10.12 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 24,
2006 and incorporated herein by reference).

	10.13	Amendment No.5 to Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings
LLC (filed herewith).

*	10.14	Employment Agreement between Pro-Fac and Stephen R. Wright dated July 30, 2004 (filed as Exhibit 10.12 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 26, 2004 and incorporated herein by reference).

*	10.15	Extension and Amendment to Employment Agreement between Pro-Fac and Stephen R. Wright dated March
23, 2006 (filed as Exhibit 10.1 to Pro-Fac’s Quarterly Report on Form 10-Q for the third fiscal quarter ended
March 25, 2006 and incorporated herein by reference).

*	10.16	Summary of Compensation Arrangements for the Cooperative’s Named Executive Officer and Directors
(filed herewith).

*	10.17	Pro-Fac Cooperative, Inc. Severance Plan (filed herewith).

	10.18	Amendment to Agreements - Credit Agreement dated August 19, 2002 and Termination Agreement dated
August 19, 2002 - between Pro-Fac Cooperative, Inc. and Birds Eye Foods, Inc., dated March 28, 2007
(incorporated by reference to Exhibit 10.1 to Pro-Fac Cooperative, Inc.’s Current Report on Form 8-k filed with the Securities and Exchange Commission on March 29, 2007).

	10.19	Services Agreement dated April 13, 2007 between Pro-Fac Cooperative, Inc. and Farm Fresh First, LLC
(incorporated by reference to Exhibit 10.1 to Pro-Fac Cooperative’s Current Report on Form 8-K filed with
Securities and Exchange Commission on April 17, 2007).

	10.20	Raw Product Supply Agreement dated April 17, 2007 between Pro-Fac Cooperative, Inc. and Allens, Inc.
(incorporated by reference to Exhibit 10.1 to Pro-Fac Cooperative’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2007).

	31	Section 302 Certification of the Principal Executive Officer and Principal Financial Officer (filed herewith).

	32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 USC, Section
1350, as adopted pursuant to Section 906 (filed herewith).

*Management contracts or compensatory plans or arrangements.