Form 10QSB
period 2007-09-29
PRO-FAC COOPERATIVE INC
filed 2007-11-13
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to___________

Commission File Number 0-20539

PRO-FAC COOPERATIVE, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

New York	16-6036816
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

590 Willow Brook Office Park, Fairport, NY	14450
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code (585) 218-4210

___________________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X       NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES            NO    X

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of November 2, 2007.

Common Stock – 1,769,541

Transitional Small Business Disclosure Format                YES            NO    X

FORM 10-QSB
For the Quarterly Period Ended September 29, 2007
PRO-FAC COOPERATIVE, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited condensed financial statements of Pro-Fac Cooperative, Inc. (“Pro-Fac” or “the Cooperative”) as of September 29, 2007 and for the three month periods ended September 29, 2007 and September 23, 2006 are presented on the following pages. The financial statements have been prepared in accordance with the Cooperative’s usual accounting policies, are based, in part, on estimates and reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

This Part I also includes management’s discussion and analysis of the Cooperative’s financial condition as of September 29, 2007 and its results of operations for the three month period ended September 29, 2007.

Pro-Fac Cooperative, Inc.
Condensed Statements of Income
(Unaudited)

(Dollars in Thousands)

	Three Months Ended

	September 29,	September 23,
	2007	2006

Net sales	$847	$808
Cost of sales	(838)	(833)
Gross profit (loss)	9	(25)
Gain from transaction with Birds Eye Foods, Inc.
and related agreements	1,200	2,400
Margin on delivered product	24	58
Selling, administrative and general expense	(441)	(342)
Other income	9	0
Operating income	801	2,091
Distribution from Holdings LLC	116,594	0
Investment income	1,392	57
Interest expense	(3)	(12)
Income before income taxes	118,784	2,136
Income tax benefit/(provision)	120	(536)
Net income	$118,904	$1,600

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Balance Sheets
(Unaudited)

(Dollars in Thousands)

ASSETS
September 29,
2007

Current assets:
Cash and cash equivalents	$104,420
Investments	9,592
Accrued interest receivable	192
Accounts receivable, trade	12,478
Accounts receivable from Birds Eye Foods, Inc.	7,157
Inventory	1,679
Prepaid expenses and other current assets	147
Total current assets	135,665

Fixed assets, net	12

Investment in Farm Fresh First, LLC	50
Total assets	$135,727

LIABILITIES AND SHAREHOLDERS’ AND MEMBERS’ SURPLUS

Current liabilities:
Accounts payable	$338
Due to Farm Fresh First, LLC	861
Other accrued expenses	761
Accrued income taxes	295
Preferred stock subject to redemption -
Non-cumulative preferred stock, par value $25; 26,312 shares	658
Class A cumulative preferred stock, liquidation preference
$25 per share, approximately 3,157,000 shares	78,925
Amounts due members	21,926
Total current liabilities	103,764

Commitments and contingencies (Note 5)

Common stock, par value $5, authorized - 5,000,000 shares; issued and outstanding 1,769,541	8,848

Shareholders’ and members’ surplus:
Class A cumulative preferred stock, liquidation preference
$25 per share, authorized 10,000,000 shares; issued and
outstanding 4,929,272 shares; approximately 3,157,000 shares to be redeemed	44,308
Special membership interests	21,733
Accumulated deficit	(42,926)
Total shareholders’ and members’ surplus	23,115
Total liabilities and shareholders’ and members’ surplus	$135,727

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended

	September 29,	September 23,
	2007	2006

Cash Flows from Operating Activities:
Net income	$118,904	$1,600
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1	1
Gain from transaction with Birds Eye Foods, Inc. and related agreements	(1,200)	(2,400)
Change in assets and liabilities:
Accounts receivable	(3,388)	(8,922)
Investments	(9,592)	0
Accounts payable and other accrued expenses	1,637	380
Accrued income taxes	(120)	536
Accrued interest expense	(88)	0
Amounts due members	3,265	7,087
Other assets	(1,951)	(1,100)
Net cash provided by (used in) operating activities	107,468	(2,818)

Cash Flows from Investing Activities:
Proceeds from Termination Agreement with Birds Eye Foods, Inc.	2,000	4,000
Distribution from Holdings LLC classified as a return of capital	3,524	0

Net cash provided by investing activities	5,524	4,000

Cash Flows from Financing Activities:
Borrowings on (repayment of) long-term debt	(1,000)	1,012
Redemption of retained earnings allocated to members	(6,771)	0
Cash dividends paid	(5,383)	(2,159)
Net cash used in financing activities	(13,154)	(1,147)

Net change in cash and cash equivalents	99,838	35
Cash and cash equivalents at beginning of period	4,582	2,391
Cash and cash equivalents at end of period	$104,420	$2,426

Non-Cash Investing Activities:
Increase in investment in Holdings LLC and equity	$0	$5,582

The accompanying notes are an integral part of these condensed financial statements.

PRO-FAC COOPERATIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Pro-Fac Cooperative, Inc. (“Pro-Fac” or the “Cooperative”) is a New York agricultural cooperative corporation operating in one segment, the marketing of crops grown by its members.

Basis of Presentation: The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements. Operating results for the interim period ended September 29, 2007 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 30, 2007.

New Accounting Pronouncements: In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Cooperative adopted FIN 48 in the first quarter of fiscal 2008 with no material effect on the Cooperative’s financial statements.

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments, including money market accounts and commercial paper, with original maturities of three months or less. The Cooperative maintains its cash and cash equivalents in accounts, which, at times, may exceed federally insured limits or may not be federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.

At September 29, 2007, cash and cash equivalents consisted of:

Cash	$6,075
Money market accounts	50,928
Commercial paper	47,417
$104,420

Investments: The Cooperative invests in commercial paper and bonds that are bought and held principally for the purpose of selling them in the near future. These investments are classified as trading securities and are recorded at fair value on the balance sheet date in current assets. The change in fair value during the period is included in investment income in earnings.

Investments are summarized as follows at September 29, 2007:

		Unrealized	Fair
	Cost	Gain	Value

Commercial paper	$5,417	$52	$5,469
Bonds	4,118	5	4,123
	$9,535	$57	$9,592

Investment in Birds Eye Holdings, LLC: Until June 24, 2006, Pro-Fac accounted for its investment in Birds Eye Holdings LLC (“Holdings LLC”), a Delaware limited liability company and indirect parent company of Birds Eye Foods, Inc. (“Birds Eye Foods”) under the equity method of accounting.

Effective June 25, 2006, the Cooperative began using the cost method of accounting for its investment in Holdings LLC. As a result of beginning to use the cost method, the Cooperative’s proportionate share of the other comprehensive income and loss items of Holdings LLC previously recorded (net loss of approximately $5.6 million at June 24, 2006) was removed with a corresponding increase in the investment of approximately $5.6 million in accordance with Financial Accounting Standards Board Staff Position APB18-1 – “Accounting by an Investor for its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” The previously recorded proportional share of earnings and losses of Holdings LLC remain as a component of the carrying amount of the investment.

Under the cost method, the Cooperative’s share of earnings or losses is not included in the Cooperative’s balance sheet or statement of operations and the Cooperative does not record its proportionate share of the other comprehensive income and loss items of Holdings LLC. Also, as a result of a $120.1 million distribution received from Holdings LLC during the first quarter of fiscal year 2008, Pro-Fac’s recorded investment was reduced to zero. Pro-Fac continues to own an approximate 40% interest in Holdings LLC through its ownership of Class B common units.

Investment in Farm Fresh First, LLC: Pro-Fac owns a 6.25% membership interest in Farm Fresh First, LLC (“Farm Fresh”) and has entered into an agricultural services agreement with Farm Fresh. Under the services agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not subject to existing supply agreements. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them, including three members of Pro-Fac’s Board of Directors who own their interests indirectly through affiliated entities and who serve as directors on the Farm Fresh board of directors. Pro-Fac accounts for this investment using the cost method.

Gain from Transaction with Birds Eye Foods and Related Agreements: In connection with the acquisition by Vestar/Agrilink Holdings LLC, a Delaware limited liability company, and certain co-investors (collectively, “Vestar”) of Birds Eye Foods on August 19, 2002 (“the Transaction”), Pro-Fac and Birds Eye Foods entered into a termination agreement (the “Termination Agreement”), pursuant to which the 1994 marketing and facilitation agreement between Pro-Fac and Birds Eye Foods was terminated, and in consideration of such termination, Pro-Fac was entitled to the payment of a termination fee of $10.0 million per year for five years with the last $2.0 million installment received in July 2007, pursuant to an agreement entered into March 28, 2007.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac’s ownership percentage in Holdings LLC is recorded as a reduction to Pro-Fac’s investment in Holdings LLC. The remaining portion of payments received is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the first three months of fiscal 2008 and the first three months of fiscal 2007, Pro-Fac recognized approximately $1.2 million and $2.4 million, respectively, as additional gain from the receipt of termination payments.

Distribution from Holdings LLC: During the first quarter of 2008, Pro-Fac received a distribution of approximately $120.1 million from Holdings LLC under the Limited Liability Agreement. In accordance with the cost method of accounting for the investment in Holdings LLC, distributions of earnings are reported as income and distributions that represent a return of capital reduce the carrying value of the related investment. The portion of the distribution representing a return of capital exceeded the carrying value of the investment resulting in Pro-Fac reducing its investment in Holdings LLC by $3.5 million to zero with the remaining $116.6 million of the distribution recorded as income.

Income Taxes: The Cooperative qualifies for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

During the current quarter, Pro-Fac received a $120.1 million distribution from Holdings LLC pursuant to the terms of the Limited Liability Company Agreement dated August 19, 2002 with Vestar (as amended from time to time, the “Limited Liability Agreement”). At September 29, 2007, the Cooperative estimates that $10.1 million of the amount received will be a taxable dividend, subject to the qualified dividends received deduction, with the remaining amount representing a return of capital. The allocation of the distribution between taxable dividend and return of capital will not be finally determinable until at least June 2008 because the final allocation is dependent on the earnings and profits of Holdings LLC and its direct and indirect wholly-owned subsidiaries, including Birds Eye Foods, for the year ending June 2008.

The Cooperative has historically used its special deductions and distributions of patronage income to reduce the Cooperative's taxable income. The Pro-Fac Board of Directors, determined that there would be no payment or allocation of patronage income for the fiscal year ended June 30, 2007. As a result, the Cooperative recorded a tax provision of $0.5 million for the three month period ended September 23, 2006. For fiscal year 2008, after deductions for dividends paid, the Cooperative expects to have a loss for tax purposes which will be carried back to recover taxes paid in prior periods. A tax benefit of $0.1 million has been recorded for the three month period ended September 29, 2007.

The Cooperative’s tax basis of its investment in Holdings LLC at June 30, 2007 was $186.4 million. During the current quarter, $110.0 million of the distribution from Holdings LLC is expected to be a return of capital, reducing this tax basis to $76.4 million. A deferred income tax asset has not been recognized on the estimated excess of the tax basis over the recorded financial statement value of Pro-Fac’s investment in Holdings LLC at September 29, 2007. This asset would only be realized upon the sale of Pro-Fac’s investment based on the proceeds received or receipt of a distribution representing a return of capital, neither of which was expected to occur in the foreseeable future.

NOTE 2. AGREEMENTS WITH BIRDS EYE FOODS

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements, including the following:

Termination Agreement: Pro-Fac and Birds Eye Foods entered into the Termination Agreement, pursuant to which the 1994 marketing and facilitation agreement between Pro-Fac and Birds Eye Foods was terminated and, in consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. The last $2.0 million installment was received on July 3, 2007.

Amended and Restated Marketing and Facilitation Agreement: Birds Eye Foods, a significant Pro-Fac customer, buys mainly fruits from Pro-Fac pursuant to the terms of the Amended and Restated Marketing and Facilitation Agreement dated August 19, 2002 between Pro-Fac and Birds Eye Foods. Birds Eye Foods pays Pro-Fac the commercial market value (“CMV”) of the crops supplied Birds Eye Foods in installments corresponding to the dates payment is made by Pro-Fac to its members for the delivered crops. Birds Eye Foods also provides Pro-Fac services under the Amended and Restated Marketing and Facilitation Agreement relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members.

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

NOTE 3. DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a credit agreement, dated August 19, 2002, which was amended on March 28, 2007, (the “Credit Agreement”), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million. The maximum amount was reduced by $1.0 million per year, if not borrowed. The Credit Agreement expires on November 20, 2007. Until that date, Pro-Fac may borrow up to a final additional amount of $1.0 million unless Birds Eye Foods is prohibited from making such advances under the terms of third-party indebtedness of Birds Eye Foods. Pro-Fac has pledged all of its Class B common units in Holdings LLC as security for advances under the Credit Agreement. Advances outstanding under the Credit Agreement bear interest at 10 percent per annum. Amounts borrowed and accrued interest are required to be paid only upon a sale of Pro-Fac’s ownership interest in Holdings LLC or receipt of a distribution from Holdings LLC in connection with the sale or liquidation of all or substantially all of the assets of Holdings LLC or one of more of its subsidiaries. Pro-Fac may voluntarily repay amounts borrowed and interest at any time. At June 30, 2007, Pro-Fac owed $1.1 million, including accrued interest, under the Credit Agreement with Birds Eye Foods. Pro-Fac repaid this amount during the quarter ended September 29, 2007. No amount was outstanding at September 29, 2007.

Line of Credit: The Cooperative may borrow up to $2.0 million from M&T Bank under the terms of the M&T Line of Credit. As of September 29, 2007, no amount was outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at 75 basis points above the prime rate (prime rate was 8.75% at June 30, 2007) in effect on the day proceeds are disbursed, as announced by M&T Bank, as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. The collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

NOTE 4. COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative’s shares authorized, issued, and outstanding at September 29, 2007.

	Par	Shares	Shares Issued
	Value	Authorized	And Outstanding
Common Stock	$5.00	5,000,000	1,769,541
Non-Cumulative Preferred Stock	$25.00	5,000,000	26,312	(2)
Class A Cumulative Preferred Stock	$1.00	10,000,000	4,929,272	(3)
Class B Cumulative Preferred Stock	$1.00	9,500,000	0
Class C Cumulative Preferred Stock	$1.00	10,000,000	0
Class D Cumulative Preferred Stock	$1.00	10,000,000	0
Class E Cumulative Preferred Stock	$1.00	10,000,000	0
Class B, Series I 10% Cumulative Redeemable
Preferred Stock	$1.00	500,000	0

In the event of liquidation, the relative preference of Pro-Fac’s outstanding securities is as follows: first retains, then cumulated dividends on the Cooperative’s Class A cumulative preferred stock, then all classes of preferred stock, pari passu, then common stock and, finally, special membership interests.

While the Cooperative presently has no plans to liquidate, if liquidation were to occur, the order of redemption and the amount required to fully redeem each class outstanding, at September 29, 2007, is as follows:

	Amount Required
(Dollars in Thousands)	to Fully Redeem
Non-Cumulative Preferred Stock	$658	(1), (2)
AND
Class A Cumulative Preferred Stock	123,233	(1), (3)
Common Stock	8,848
Special Membership Interests	21,733
	$154,472

(1) Pari passu

(2) Redeemed subsequent to September 29, 2007 at a cost of $658.

(3) Approximately 3,157,000 shares redeemed subsequent to September 29, 2007 for approximately $78,925.

Retained Earnings Allocated to Members (“Retains”): Retains arise from patronage income and are allocated to the accounts of members within 8 1/2 months of the end of each fiscal year. For the three month periods ended September 29, 2007 and September 23, 2006, no patronage income was retained. Qualified retains are taxable income to the member in the year the allocation is made.

During the first quarter of fiscal year 2008, the Cooperative redeemed all outstanding retains for approximately $6.8 million using proceeds of the $120.1 distribution received in July 2007 from Holdings LLC.

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

During the first quarter of fiscal year 2008, Pro-Fac paid cash dividends totaling $5.4 million on the non-cumulative and Class A cumulative preferred stock.

The Cooperative’s ability to pay dividends is dependent upon available cash, capital surplus and its future earnings. The Cooperative’s principal use of available cash has been the payment of dividends on its Class A cumulative preferred stock and its non-cumulative preferred stock. The $10.0 million annual receipts under the Termination Agreement have been the principal source of cash for payment of dividends with the last installment under the Termination Agreement received in July 2007. Pro-Fac is a party to the Limited Liability Company Agreement that contains terms and conditions relating to the distribution of profits and losses, and the rights and limitations of members of Holdings LLC. Pro-Fac owns Class B common units in and is a member of Holdings LLC. The Limited Liability Company Agreement of Holdings LLC provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to make annual distributions to Holdings LLC, which can in turn be used by Holdings LLC to fund distributions to its common unit holders, including Pro-Fac.

Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made. Accordingly, in the fourth quarter of fiscal year 2006, Pro-Fac’s Board of Directors developed a business plan that assumed distributions would not be made under the Limited Liability Company Agreement to replace the $10.0 million annual source of cash under the Termination Agreement that ended with the last payment in July 2007.

In July 2007, Pro-Fac received a distribution of approximately $120.1 million from Holdings LLC under the Limited Liability Company Agreement. During the first quarter of fiscal year 2008, Pro-Fac used this distribution: to redeem all retained earnings allocated to its members at a cost of approximately $6.8 million; to pay dividends on its non-cumulative preferred stock and its Class A cumulative preferred stock at a cost of approximately $5.4 million; and to repay principal and interest owed under its Credit Agreement with Birds Eye Foods in an amount equal to approximately $1.1 million. During the second quarter of fiscal year 2008, Pro-Fac used this distribution to: redeem all of Pro-Fac’s non-cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $0.7 million; to redeem approximately 3.2 million shares of its Class A cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of not more than $80 million related to the Class A cumulative preferred stock; to pay dividends on its preferred stock to the date of redemption as required to affect the redemption at a cost of approximately $2.1 million; and to establish the reserve discussed below. At September 29, 2007, the preferred shares subject to the subsequent redemption totaled approximately $79.6 million, were considered mandatorily redeemable due to the shareholder notice date of September 4, 2007, and, accordingly, have been classified as current liabilities. The actual number of shares redeemed has not been finally determined.

Pro-Fac set-aside from the distribution cash of approximately $24.0 million as a reserve for taxes that it may incur as a result of the $120.1 million distribution. A definite determination of the taxability of the distribution may not be possible until at least June 2008. Transactions affecting Holdings LLC, which Pro-Fac has no control over, will determine to what extent the amount received will be taxable to the Cooperative.

The Board of Directors intends to re-evaluate its business plan regarding the payment of future dividends on the Cooperative’s preferred stock as additional information regarding the taxability of the $120.1 million distribution becomes available. Accordingly, notwithstanding receipt of the $120.1 million distribution, there can be no assurances that Pro-Fac will pay dividends after October 31, 2007. The declaration of any future dividends is subject to Board action in advance of any such declaration based upon all of the facts and circumstances at such time.

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

In January 2003 the Pro-Fac Board of Directors suspended the payment of dividends on the Cooperative’s common stock for an indefinite period of time. In January 2006 the Board placed a moratorium on Pro-Fac’s repurchase of shares of its common stock from its member-growers, excluding approximately 9,000 shares which were repurchased under prior policies. Any repurchases by Pro-Fac of its common stock is subject to pre-approval by the Board.

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

Idemnifications: Historically, when Pro-Fac has sold assets, it may have retained certain liabilities for known exposures and provided indemnification to the buyer(s) with respect to future claims for certain unknown liabilities existing, or arising from events occurring, prior to the sale date, including liabilities for taxes, legal matters, environmental exposures, labor contingencies, product liability, and other obligations. Pro-Fac may enter into similar arrangements in the future. Agreements to provide indemnifications may vary in duration, generally for two years for certain types of indemnities, to terms for tax indemnifications that are generally aligned to the applicable statute of limitations for the jurisdiction in which the tax is imposed, and to terms for certain liabilities (i.e., warranties of title and environmental liabilities) that typically do not expire. The maximum potential future payments that the Cooperative could be required to make under agreements of indemnification are (or may be) either contractually limited to a specified amount or unlimited. The maximum potential future payments that the Cooperative could be required to make under agreements of indemnification are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses, which are not estimable. Historically, costs incurred to resolve claims related to agreements of indemnification have not been material to the Cooperative’s financial position, results of operations or cash flows.

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

Related Party Transactions: Substantially all purchases are from member-growers of the Cooperative. For fiscal year 2007, approximately 81 percent of all crops purchased by Pro-Fac from its members were sold to Birds Eye Foods, an indirect subsidiary of Holdings LLC.

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

During the quarter ended September 29, 2007, Pro-Fac paid Farm Fresh approximately $51,600 for services provided. Farm Fresh paid Pro-Fac $9,000 for consulting services provided by Pro-Fac during the same period. At September 29, 2007, Pro-Fac owed Farm Fresh approximately $861,000 for payments made to growers on behalf of Pro-Fac. This amount was paid to Farm Fresh by Pro-Fac after September 29, 2007.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

From time to time, Pro-Fac or persons acting on behalf of Pro-Fac may make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or by the Securities and Exchange Commission (“SEC”) in its rules, regulations, and releases. The Cooperative desires to take advantage of the “safe harbor” provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” section of this Report and other statements made in this Report and in other filings with the SEC.

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

  The Cooperative’s most significant asset is its investment in Holdings LLC. Holdings LLC is not a reporting company under >the Securities Exchange Act of 1934 (the “1934 Act”) and, accordingly, does not file annual reports on Form 10-K, quarterly reports on Form 10-Q or other periodic reports with the SEC. Accordingly, the holders of shares of Pro-Fac capital stock do not have access to information about Birds Eye Foods, its financial condition and results of operations.
  The Cooperative’s ability to pay dividends is dependent upon available cash, capital surplus and its future earnings. The Cooperative’s principal use of available cash has been the payment of dividends on its Class A cumulative preferred stock and its non-cumulative preferred stock. The $10.0 million annual receipts under the Termination Agreement have been the principal source of cash for payment of dividends with the last $2.0 million installment received in July 2007. Although Pro-Fac is a party to the Limited Liability Company Agreement and, as a member of Holdings LLC, is entitled to annual distributions, if made, Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made. Accordingly, Pro-Fac’s Board of Directors developed a business plan that assumed distributions would not be made under the Limited Liability Company Agreement to replace the $10.0 million annual source of cash under the Termination Agreement that ended with the last payment in July 2007. Thatbusiness plan included the suspension of dividend payments on the Cooperative’s preferred stock beginning with the quarter ended June 30, 2007.
With the receipt of the $120.1 million distribution from Holdings LLC, the Board of Directors declared and the Cooperativepaid dividends on its preferred stock in July and October 2007. The Board of Directors intends to re-evaluate its businessplan as additional information regarding the taxability of the $120.1 million distribution becomes available. Notwithstandingreceipt of the $120.1 million distribution, there can be no assurances that Pro-Fac will pay dividends after the payment onOctober 31, 2007, which was required to affect the redemption of the Cooperative’s preferred stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac’s financial condition and results of operations in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. This section should be read in conjunction with Part I, Item 1. Financial Statements, of this Report.

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

One of the challenges Pro-Fac faces, which is discussed below under “Liquidity and Capital Resources”, is the Cooperative’s source of available cash to fund its operations and pay its dividends. Pro-Fac’s primary source of cash to fund its operations and pay dividends was the $10.0 million in payments it received annually under the Termination Agreement, the last installment of $2.0 million was received in July 2007. Currently, Pro-Fac’s primary sources of cash are cash on hand, gross profit and margin on certain sales, interest income and annual distributions, if any, made by Holdings LLC to Pro-Fac under the Limited Liability Company Agreement.

Late in fiscal year 2006, the Pro-Fac Board announced that it expected to suspend the declaration and payment of dividends on Pro-Fac’s Class A cumulative preferred stock beginning with the quarter ended June 2007. This decision was based, in part, on Pro-Fac’s minority ownership status in Holdings LLC, and Holdings LLC’s advice that it would not speculate as to whether distributions would be made under the Limited Liability Company Agreement. Accordingly, Pro-Fac has been operating under a business plan that assumes no distributions will be made under the Limited Liability Agreement.

In July 2007, Pro-Fac received a distribution of approximately $120.1 million from Holdings LLC. Pro-Fac invested the $120.1 million distribution in high quality, low risk investments pending use of the funds. Pro-Fac expects to earn investment income of approximately $2.2 million in fiscal year 2008 as a result of its investment. During the first quarter of fiscal year 2008, Pro-Fac used this distribution to: redeem all of its retained earnings, pay dividends on its non-cumulative preferred stock and its Class A cumulative preferred stock and repay principal and interest owed under its Credit Agreement with Birds Eye Foods. In the second quarter of fiscal 2008, Pro-Fac redeemed all of its non-cumulative preferred stock and approximately 3.2 million shares of its Class A cumulative preferred stock and paid dividends on its preferred stock to affect the foregoing redemptions. Pro-Fac has also set-aside approximately $24.0 million in cash as a reserve for taxes that it may incur as a result of the distribution. Although the Cooperative currently expects that the majority of the distribution will be a non-taxable return of capital, a definite determination of the taxability of the distribution may not be possible until at least June 2008 because transactions affecting Holdings LLC will determine how the distribution will ultimately be taxed.

Although the $120.1 million distribution has provided the Cooperative with additional available cash, Pro-Fac’s current business plan provides for the suspension of dividends on the Cooperative’s preferred stock. Depending upon the final determination as to the taxability of the distribution, the Pro-Fac Board of Directors will evaluate its current business plan. The Board currently believes that Pro-Fac has sufficient sources of cash to fund its operations at least through the end of fiscal 2010, but continues to explore other sources of cash and opportunities for the marketing and sale of its member-crops.

RESULTS OF OPERATIONS - FIRST QUARTER 2008 COMPARED TO FIRST QUARTER 2007

Net sales, cost of sales and gross profit: Net sales and cost of sales increased in the quarter ended September 29, 2007, as the Cooperative entered into more sales transactions as a principal for its members than in the quarter ended September 23, 2006.

Gain from transaction with Birds Eye Foods and related agreements: In accordance with the Termination Agreement, Pro-Fac was entitled to the payment of a termination fee of $10.0 million per year for five years payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1 with the final payment received in July 2007.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac’s continuing ownership percentage are recorded as a reduction to Pro-Fac’s investment in Holdings LLC. The remaining portion of payments received is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the first quarter of fiscal 2008 and the first quarter of fiscal 2007, Pro-Fac recognized approximately $1.2 million and $2.4 million, respectively, as additional gain (approximately 60 percent) from the receipt of termination payments.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members, which result in margin being earned by the Cooperative. The Cooperative earned $24 thousand in margin during the first quarter of fiscal 2008 and $58 thousand in margin during the first quarter of fiscal 2007.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.4 million and $0.3 million for the quarters ended September 29, 2007 and September 23, 2006, respectively.

Investment income: Investment income increased from $57 thousand for the quarter ended September 23, 2006, to $1.4 million for the quarter ended September 29, 2007, due to higher on-hand cash, cash equivalents and investments resulting from receipt of a $120.1 million distribution from Holdings LLC in July 2007. Investment income for the quarter ended September 29, 2007, included unrealized gains of approximately $57 thousand.

Distribution from Holdings LLC: During the first quarter of 2008, Pro-Fac received a distribution of approximately $120.1 million from Holdings LLC under the Limited Liability Agreement. In accordance with the cost method of accounting for the investment in Holdings LLC, Pro-Fac reduced its investment in Holdings LLC by $3.5 million to zero with the remaining $116.6 million of the distribution recorded as income.

Income taxes: The Cooperative qualifies for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative has historically used these special deductions and distributions of patronage income to reduce the Cooperative's taxable income. The Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal year ended June 30, 2007. As a result, the Cooperative recorded a tax provision of $0.5 million for the three month period ended September 23, 2006. For fiscal year 2008, after deductions for dividends paid, the Cooperative expects to have a loss for tax purposes which will be carried back to recover taxes paid in prior periods. A tax benefit of $0.1 million has been recorded for the three month period ended September 29, 2007.

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

The Cooperative accounts for its investment in Holdings LLC under the cost method of accounting. Under the cost method, the Cooperative’s share of earnings or losses is not included in the Cooperative’s balance sheet or statement of operations and the Cooperative does not record its proportionate share of the other comprehensive income and loss items of Holdings LLC. Also, as a result of the $120.1 million distribution received from Holdings LLC during the first quarter of fiscal year 2008, Pro-Fac’s investment was reduced to zero. Pro-Fac continues to own an approximate 40% interest in Holdings LLC through its ownership of Class B common units.

At September 29, 2007, the Cooperative estimates that $10.1 million of the distribution received will be a taxable dividend, subject to the qualified dividends received deduction, with the remaining amount representing a return of capital. The allocation of the distribution between taxable dividend and return of capital will not be finally determinable until at least June 2008 because the final allocation is dependent on the earnings and profits of Holdings LLC and its direct and indirect wholly-owned subsidiaries, including Birds Eye Foods, for the year ending June 2008. A deferred income tax asset has not been recognized on the estimated excess of the tax basis over the recorded financial statement value of the investment in Holdings LLC at September 30, 2007, of approximately $76.4 million. This asset would only be realized upon the sale of the investment based on the proceeds received or receipt of a distribution representing a return of capital, which was not considered probable at September 29, 2007.

Pro-Fac markets and sells its members’ crops to food processors. Under the provisions of Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross Versus Net as an Agent”, the Cooperative records activity among its customers, itself and its members on a net basis. For transactions in which Pro-Fac acts a principal rather than an agent, sales and cost of sales are reported.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Pro-Fac has had four sources or potential sources of available cash to fund its operating expenses and the payment of its quarterly dividends: (i) cash from its sale of raw products to its customers, (ii) payments received under the Termination Agreement with Birds Eye Foods, (iii) cash distributions related to its investment in Holdings LLC, and (iv) borrowings.

Historically, net cash available to Pro-Fac, after payment of CMV to Pro-Fac’s member-growers, has been used to pay Pro-Fac’s operating expenses as well as its quarterly dividends on its preferred stock and to fund repurchases of its common stock.

The final installment payment of $2.0 million to Pro-Fac under the Termination Agreement was received in July 2007. Another principal source of cash to Pro-Fac is the CMV payments made to it by Birds Eye Foods, Allens, Inc. and other customers for crops sold pursuant to the Amended and Restated Marketing and Facilitation Agreement, the Allens supply agreement and other supply agreements. Although CMV payments are considered a potential source of cash to Pro-Fac, with the exception of the Board’s decision to deduct 1 percent of CMV otherwise payable to its member-growers for crops delivered in fiscal years 2003 and 2004, Pro-Fac has typically paid 100 percent of CMV to its member-growers for crops delivered and did so in fiscal years 2006 and 2005. Since CMV payments are approximately equal to the cash Pro-Fac receives from its customers for its raw products, CMV payments are not a significant source of available cash from which Pro-Fac can pay operating expenses and quarterly dividends.

While Pro-Fac principally acts as agent for its member-growers in the marketing and sale of crops, Pro-Fac does occasionally engage in crop sales transactions as a principal, resulting in gross profit or margin being earned by the Cooperative. The amounts earned have been increasing through fiscal year 2007. Future increases are not expected to be significant.

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

Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement and, as a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made. Accordingly, Pro-Fac’s Board of Directors developed, and Pro-Fac has been operating under, a business plan that assumes no distributions will be made under the Limited Liability Agreement.

In July 2007, Pro-Fac received a distribution of approximately $120.1 million from Holdings LLC under the Limited Liability Company Agreement. During the first quarter of fiscal year 2008, Pro-Fac used this distribution: to redeem all retained earnings allocated to its members at a cost of approximately $6.8 million; to pay dividends on its non-cumulative preferred stock and its Class A cumulative preferred stock at a cost of approximately $5.4 million; and to repay principal and interest owed under its Credit Agreement with Birds Eye Foods in an amount equal to approximately $1.1 million. During the second quarter of fiscal year 2008, Pro-Fac used this distribution to: redeem all of Pro-Fac’s non-cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $0.7 million; to redeem approximately 3.2 million shares of its Class A cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of not more than $80 million related to the Class A cumulative preferred stock; to pay dividends on its preferred stock to the date of redemption as required to affect the redemption at a cost of approximately $2.1 million; and to establish the reserve discussed below. At September 29, 2007, the preferred shares subject to the subsequent redemption totaled approximately $79.6 million and were classified as current liabilities.

Pro-Fac has set-aside cash totaling approximately $24.0 million as a reserve for taxes that it may incur as a result of the $120.1 million distribution. A definite determination of the taxability of the distribution may not be possible until at least June 2008. Transactions affecting Holdings LLC, which Pro-Fac has no control or influence over, will determine to what extent the amount received will be taxable to the Cooperative.

The Board of Directors intends to re-evaluate its business plan, which currently includes the suspension of dividends on the Cooperative’s preferred stock, as additional information regarding the taxability of the $120.1 million distribution becomes available. Notwithstanding receipt of the $120.1 million distribution, there can be no assurances that Pro-Fac will pay dividends after October 31, 2007. The declaration of any future dividends is subject to Board action in advance of any such declaration based upon all of the facts and circumstances at such time.

Pro-Fac invested the proceeds of the $120.1 million distribution in high quality, low risk investments pending use of the funds. Pro-Fac expects to earn investment income of approximately $2.2 million in fiscal year 2008 as a result of the investment of these funds.

A discussion of “Statement of Cash Flows” for the three months ended September 29, 2007, follows:

Net cash provided by operating activities was $107.5 million for the first three months of fiscal 2008 compared to cash used in operating activities of approximately $2.7 million in the first three months of fiscal 2007. The change primarily represents income from the receipt of a $120.1 million distribution from Holdings LLC net of the investment of a portion of the funds (approximately $9.5 million) from the distribution into trading securities in the first quarter of fiscal year 2008, and changes in the timing of cash receipts from customers other than Birds Eye Foods and related cash payments to member-growers between the first quarter of fiscal year 2008 and the first quarter of fiscal year 2007.

Cash provided by investing activities for the first three months of fiscal 2008 was $5.5 million related to the receipt of $2.0 million from Birds Eye Foods under the Termination Agreement and the portion of the distribution from Holdings LLC classified as a return of capital, approximately $3.5 million. In the first three months of fiscal 2007, $4.0 million was received from Birds Eye Foods under the Termination Agreement.

Net cash used in financing activities during the first three months of fiscal 2008 included $1.0 million to repay amounts previously borrowed, $6.8 million to redeem all retained earnings allocated to members and $5.4 million in dividends paid. During the first three months of fiscal 2007, the Cooperative borrowed $1.0 million and paid dividends of $2.2 million.

In January 2003 the Pro-Fac Board of Directors suspended the payment of dividends on the Cooperative’s common stock for an indefinite period of time and in January 2006 the Board placed a moratorium on Pro-Fac’s repurchase of shares of its common stock from its member-growers, excluding approximately 9,000 shares which were repurchased under prior policies. Any repurchases by Pro-Fac of its common stock are subject to pre-approval by the Board.

The Board currently believes that Pro-Fac has sufficient sources of cash to fund its operations at least through the end of fiscal 2010, which the Board believes will provide time to monitor Pro-Fac’s investment in Holdings LLC and explore other sources of cash.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, Pro-Fac’s Principal Executive and Principal Financial Officer concluded that Pro-Fac’s disclosure controls and procedures as of September 29, 2007 (the end of the period covered by this Report), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in Pro-Fac’s internal control over financial reporting identified during the quarter ended September 29, 2007, that materially affected, or are reasonably likely to materially affect, Pro-Fac’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information called for by this Item is disclosed in NOTE 5. “Other Matters – Legal Matters” under “Notes to Condensed Financial Statements” in Part I, Item 1 of this Form 10-QSB, and is incorporated herein by reference in answer to this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits
Exhibit Number	Description

31.	Certification required by Rule 13a-14 (a) of the Securities Exchange Act of 1934 of the Principal Executive Officer and the Principal Financial Officer (filed herewith).

32.	Certification required by Rule 13a-14 (b) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, of the Principal Executive Officer and the Principal Financial Officer (filed herewith).

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-FAC COOPERATIVE, INC.

Date: November 13, 2007	BY:	/s/	Stephen R. Wright
General Manager, Chief Executive
Officer, Chief Financial Officer
and Secretary
(On Behalf of the Registrant and as
Principal Executive Officer
Principal Financial Officer, and
Principal Accounting Officer)