Form 10QSB
period 2008-03-29
PRO-FAC COOPERATIVE INC
filed 2008-05-09
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

__________

Form 10-QSB
__________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

YES    X         NO _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES _____      NO    X

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of April 30, 2008.

Common Stock – 1,711,762

Transitional Small Business Disclosure Format           YES _____      NO    X

FORM 10-QSB
For the Quarterly Period Ended March 29, 2008
PRO-FAC COOPERATIVE, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Unaudited condensed financial statements of Pro-Fac Cooperative, Inc. (“Pro-Fac” or “the Cooperative”) as of March 29, 2008, and for the three and nine month periods ended March 29, 2008 and March 24, 2007, are presented on the following pages. The financial statements have been prepared in accordance with the Cooperative’s usual accounting policies, are based, in part, on estimates and reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

This Part I also includes management’s discussion and analysis of the Cooperative’s financial condition as of March 29, 2008, and its results of operations for the three and nine month periods ended March 29, 2008.

Pro-Fac Cooperative, Inc.
Condensed Statements of Income
(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended

	March 29,	March 24,	March 29,	March 24,
	2008	2007	2008	2007

Net sales	$11	$337	$920	$3,217
Cost of sales	(42)	(337)	(954)	(3,113)
Gross profit/(loss)	(31)	0	(34)	104
Gain from transaction with Birds Eye Foods, Inc.
and related agreements	0	1,200	1,200	4,800
Margin on delivered product	98	59	227	171
Selling, administrative and general expense	(520)	(438)	(1,384)	(1,109)
Other income	35	1	52	3
Operating income/(loss)	(418)	822	61	3,969
Distribution from Holdings LLC	0	0	116,594	0
Investment income	276	67	2,385	185
Interest expense	0	(25)	(3)	(62)
Income/(loss) before income taxes	(142)	864	119,037	4,092
Income tax benefit/(provision)	308	(224)	1,018	(1,052)
Net income	$166	$640	$120,055	$3,040

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Balance Sheets
(Unaudited)

(Dollars in Thousands)

ASSETS
March 29,
2008

Current assets:
Cash and cash equivalents	$25,503
Investments	4,894
Accrued interest receivable	74
Accounts receivable, trade	6,631
Accounts receivable from Birds Eye Foods, Inc.	5,121
Due from Farm Fresh First, LLC	65
Income taxes receivable	1,025
Inventory	1,815
Prepaid expenses and other current assets	71
Total current assets	45,199

Fixed assets, net	9

Investment in Farm Fresh First, LLC	50
Total assets	$45,258

LIABILITIES AND SHAREHOLDERS’ AND MEMBERS’ SURPLUS

Current liabilities:
Accounts payable	$405
Other accrued expenses	233
Amounts due members	14,391
Total current liabilities	15,029

Commitments and contingencies (Note 5)

Common stock, par value $5, authorized - 5,000,000 shares; issued
and outstanding 1,769,540 shares	8,848

Shareholders’ and members’ surplus:
Class A cumulative preferred stock, liquidation preference
$25 per share, authorized 10,000,000 shares; issued and
outstanding 1,773,839 shares	44,346
Special membership interests	21,733
Accumulated deficit	(44,698)
Total shareholders’ and members’ surplus	21,381
Total liabilities and shareholders’ and members’ surplus	$45,258

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended

	March 29,	March 24,
	2008	2007

Cash Flows from Operating Activities:
Net income	$120,055	$3,040
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	4	3
Gain from transaction with Birds Eye Foods, Inc. and related agreements	(1,200)	(4,800)
Change in assets and liabilities:
Investments	(4,894)	0
Accounts receivable	4,430	(4,787)
Inventory	(1,794)	(27)
Accounts payable and other accrued expenses	315	453
Accrued income taxes	(1,440)	459
Accrued interest expense	(88)	0
Amounts due members	(4,270)	2,963
Other assets	(99)	7
Net cash provided/(used) by operating activities	111,019	(2,689)

Cash Flows from Investing Activities:
Proceeds from Termination Agreement with Birds Eye Foods, Inc.	2,000	8,000
Distribution from Holdings LLC classified as a return of capital	3,524	(50)

Net cash provided by investing activities	5,524	7,950

Cash Flows from Financing Activities:
Borrowings on (repayment of) long-term debt	(1,000)	1,000
Redemption of retained earnings allocated to members	(6,771)	0
Cash dividends paid	(8,275)	0
Redemption of preferred stock	(79,576)	(4,244)
Net cash used in financing activities	(95,622)	(3,244)

Net change in cash and cash equivalents	20,921	2,017
Cash and cash equivalents at beginning of period	4,582	2,391
Cash and cash equivalents at end of period	$25,503	$4,408

Non-Cash Investing Activities:
Increase in investment in Holdings LLC and equity	$0	$5,582

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements. Operating results for the interim periods ended March 29, 2008, are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 30, 2007.

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

At March 29, 2008, cash and cash equivalents consisted of:

Cash	$3,080
Money market accounts	18,435
Commercial paper	3,988
$25,503

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

Investments are summarized as follows at March 29, 2008:

		Unrealized	Fair
	Cost	Gain	Value

Bonds	$ 4,848	$ 46	$ 4,894

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

Investment in Farm Fresh First, LLC: Pro-Fac owns a 6.25% membership interest in Farm Fresh First, LLC (“Farm Fresh”) and has entered into an agricultural services agreement with Farm Fresh. Under the services agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not subject to existing supply agreements. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them, including three members of Pro-Fac’s Board of Directors who own their interests indirectly through affiliated entities and who serve as directors on the Farm Fresh board of directors. Pro-Fac accounts for this investment using the cost method. Accordingly, distributions of earnings are reported as income and distributions that represent a return of capital reduce the carrying value of the related investment. Pro-Fac received $20,000 in distributions from Farm Fresh during the nine months ended March 29, 2008, which was reported as income.

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

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac’s ownership percentage in Holdings LLC is recorded as a reduction to Pro-Fac’s investment in Holdings LLC. The remaining portion of payments received is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. Accordingly, in the first nine months of fiscal 2008 and the first nine months of fiscal 2007, Pro-Fac recognized approximately $1.2 million and $4.8 million, respectively, as additional gain from the receipt of termination payments.

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

During the first quarter of fiscal year 2008, Pro-Fac received a $120.1 million distribution from Holdings LLC pursuant to the terms of the Limited Liability Company Agreement. At March 29, 2008, the Cooperative estimates that $10.1 million of the amount received will be a taxable dividend, subject to the qualified dividends received deduction, with the remaining amount representing a return of capital. The allocation of the distribution between taxable dividend and return of capital will not be finally determinable until at least June 2008 because the final allocation is dependent on the earnings and profits of Holdings LLC and its direct and indirect wholly-owned subsidiaries, including Birds Eye Foods, for the year ending June 2008.

Although the Cooperative has historically used its special deductions and distributions of patronage income to reduce the Cooperative’s taxable income, no payments or allocations of patronage income were made for the fiscal year ended June 30, 2007. As a result, the Cooperative recorded a tax provision of $1.1 million for the nine month period ended March 24, 2007. For fiscal year 2008, after deductions for dividends paid, the Cooperative expects to have a loss for tax purposes which will be carried back to recover taxes paid in prior periods. A tax benefit of $1.0 million has been recorded for the nine month period ended March 29, 2008.

The Cooperative’s tax basis of its investment in Holdings LLC at June 30, 2007 was $186.4 million. At March 29, 2008, $110.0 million of the distribution from Holdings LLC is expected to be a return of capital, reducing this tax basis to $76.4 million. A deferred income tax asset has not been recognized on the estimated excess of the tax basis over the recorded financial statement value of Pro-Fac’s investment in Holdings LLC at March 29, 2008. This asset would only be realized upon the sale of Pro-Fac’s investment based on the proceeds received or receipt of a distribution representing a return of capital, neither of which was expected to occur in the foreseeable future.

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

Amended and Restated Marketing and Facilitation Agreement: Birds Eye Foods, a significant Pro-Fac customer, buys mainly fruits from Pro-Fac pursuant to the terms of the Amended and Restated Marketing and Facilitation Agreement dated August 19, 2002 between Pro-Fac and Birds Eye Foods. Birds Eye Foods pays Pro-Fac the commercial market value (“CMV”) of the crops supplied to Birds Eye Foods in installments corresponding to the dates payment is made by Pro-Fac to its members for the delivered crops. Birds Eye Foods also provides Pro-Fac services under the Amended and Restated Marketing and Facilitation Agreement relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members.

Limited Liability Company Agreement of Holdings LLC: Pro-Fac and Vestar are parties to the Limited Liability Company Agreement. While Birds Eye Foods is not a party to the Limited Liability Company Agreement, it contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC. The Limited Liability Company Agreement provides, among other things, that Holdings LLC’s distributable assets, which include cash receipts from operations, investing and financing, net of expenses, will be distributed to Holdings LLC’s members as determined by Holdings LLC’s management committee. Further, the Limited Liability Company Agreement provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from the operations of Birds Eye Foods, which Holdings LLC would then distribute to the holders of its common units. Under the Limited Liability Company Agreement, Holdings LLC is only required to provide Pro-Fac with annual financial statements of Holdings LLC within 120 days after the close of a fiscal year and to provide financial statements of Birds Eye Foods to the extent received. Any financial information received is subject to confidentiality provisions that preclude public disclosure.

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

Line of Credit: The Cooperative may borrow up to $2.0 million from M&T Bank under the terms of the M&T Line of Credit. As of March 29, 2008, no amount was outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at 75 basis points above the prime rate (prime rate was 5.25% at March 29, 2008) in effect on the day proceeds are disbursed, as announced by M&T Bank, as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The Cooperative’s obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. The collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

NOTE 4.      COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative’s shares authorized, issued, and outstanding at March 29, 2008.

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

During the quarter ended December 29, 2007, the Cooperative redeemed all non-cumulative preferred shares at a cost of approximately $658,000 and 3,155,433 Class A cumulative preferred shares at a cost of approximately $78,886,000. Transaction costs were approximately $31,000.

While the Cooperative presently has no plans to liquidate, if liquidation were to occur, the order of redemption and the amount required to fully redeem each class outstanding, at March 29, 2008, is as follows:

Amount Required
(Dollars in Thousands)	to Fully Redeem
Class A Cumulative Preferred Stock	$44,346
Common Stock	8,848
Special Membership Interests	21,733
$74,927

Retained Earnings Allocated to Members (“Retains”): Retains arise from patronage income and are allocated to the accounts of members within 8 1/2 months of the end of each fiscal year. For the nine month periods ended March 29, 2008 and March 24, 2007, no patronage income was retained. Qualified retains are taxable income to the member in the year the allocation is made.

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

During the first nine months of fiscal year 2008, Pro-Fac paid cash dividends totaling $8.3 million on the non-cumulative and Class A cumulative preferred stock representing $3.3 million of cumulated dividends and $5.0 million of dividends for the nine months ended March 29, 2008. On April 30, 2008, the Cooperative paid a cash dividend of $0.43 per share on the Class A cumulative preferred stock totaling approximately $0.8 million.

The Board of Directors continues to periodically evaluate Pro-Fac’s business plan. There can be no assurances that Pro-Fac will pay dividends after April 30, 2008. The declaration of any future dividends is subject to Board action in advance of any such declaration based upon all of the facts and circumstances at such time.

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

In January 2003 the Pro-Fac Board of Directors suspended the payment of dividends on the Cooperative’s common stock for an indefinite period of time. In January 2006 the Board placed a moratorium on Pro-Fac’s repurchase of shares of its common stock from its member-growers. Any repurchases by Pro-Fac of its common stock is subject to pre-approval by the Board.

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

NOTE 5.      OTHER MATTERS

Legal Matters: The Cooperative is party to various legal proceedings from time to time in the normal course of its business. In the opinion of management, any liability that might be incurred upon the resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Cooperative’s business, financial condition, or results of operations. Further, no such proceedings are known to be contemplated by any governmental authorities. The Cooperative maintains general liability insurance coverage in amounts deemed to be adequate by its Board of Directors.

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

The Cooperative has by-laws, policies, and agreements under which it indemnifies its directors and officers from liability for certain events or occurrences while the directors or officers are, or were, serving at Pro-Fac’s request in such capacities. Pro-Fac indemnifies its officers and directors to the fullest extent allowed by law. The maximum potential amount of future payments that the Cooperative could be required to make under these indemnification provisions is unlimited, but would be affected by all relevant defenses to the claims.

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

Pro-Fac is a party to an agricultural services agreement with Farm Fresh, a limited liability company, in which Pro-Fac owns a 6.25% membership interest. Under the services agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not subject to existing supply agreements. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them. Included are three members of Pro-Fac’s Board of Directors, Peter Call, president of Pro-Fac’s Board, Kenneth Mattingly and James Vincent, who are each indirect owners of 6.25% of the membership interest of Farm Fresh (total 18.75%) through affiliated entities. Messrs. Call, Mattingly and Vincent serve on the board of directors of Farm Fresh, and Mr. Call serves as chairman.

During the nine months ended March 29, 2008, Pro-Fac paid Farm Fresh approximately $157,000 for services provided. Farm Fresh paid Pro-Fac $27,000 for consulting services provided by Pro-Fac during the same period. At March 29, 2008, Pro-Fac was owed approximately $65,000 by Farm Fresh.

Subsequent Events: In the third quarter of fiscal year 2008, Pro-Fac was notified that, due to closure of a processing plant by a customer, the customer would no longer be purchasing product specified under the terms of a raw product supply agreement. On April 14, 2008, Pro-Fac entered into a settlement agreement and release with the customer. In consideration of the termination of the raw product supply agreement, Pro-Fac received a payment of $1.4 million.

Subsequently, Pro-Fac agreed to make contract termination payments totaling $998,400 to member-growers who would no longer be supplying raw product to the customer. Pro-Fac intends to redeem approximately $347,000 of common stock of those member-growers representing approximately 56% of shares owned by those members. Payment to each member-grower will be made upon receipt of a release agreement from the member-grower.

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

  The Cooperative’s most significant asset is its investment in Holdings LLC. Holdings LLC is not a reporting company under the Securities Exchange Act of 1934 (the “1934 Act”) and, accordingly, does not file annual reports on Form 10-K, quarterly reports on Form 10-Q or other periodic reports with the SEC. Moreover, while the Limited Liability Company Agreement requires that Holdings LLC provide Pro-Fac with annual financial statements of Holdings LLC within 120 days after the close of a fiscal year and, to the extent received by Holdings LLC, financial statements of Birds Eye Foods, any financial information received pursuant to the Limited Liability Company Agreement is subject to confidentiality provisions that preclude public disclosure. Accordingly, the holders of shares of Pro-Fac capital stock do not have access to information about Holdings LLC or its indirect, wholly-owned subsidiary, Birds Eye Foods, their financial condition and results of operations.

  The Cooperative’s ability to pay dividends is dependent upon available cash, capital surplus and its future earnings. The Cooperative’s principal use of available cash has been the payment of dividends on its preferred stock. Historically, the $10.0 million annual receipts under the Termination Agreement have been the principal source of cash for payment of dividends with the last $2.0 million installment received in July 2007. Although Pro-Fac is a party to the Limited Liability Company Agreement and, as a member of Holdings LLC, is entitled to annual distributions, if made, Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made.

  Using proceeds of the July 2007 distribution from Holdings LLC, the Board of Directors declared and the Cooperative paid   dividends on its preferred stock in July and October 2007 and January and April 2008. There can be no assurances that Pro-Fac will pay dividends after the payment on April 30, 2008. The declaration of any future dividends is subject to Board action in advance of any such declaration based upon all of the facts and circumstances at such time.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac’s financial condition and results of operations in the third quarter and first nine months of fiscal 2008 as compared to the third quarter and first nine months of fiscal 2007. This section should be read in conjunction with Part I, Item 1. Financial Statements, of this Report.

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

One of the challenges Pro-Fac faces, which is discussed below under “Liquidity and Capital Resources”, is the Cooperative’s source of available cash to fund its operations and pay its dividends. Historically, Pro-Fac’s primary source of cash to fund its operations and pay dividends was the $10.0 million in payments it received annually under the Termination Agreement, the last installment of $2.0 million was received in July 2007. Currently, Pro-Fac’s primary sources of cash are cash on hand, gross profit and margin on certain sales, interest income and possible distributions, if any, made by Holdings LLC to Pro-Fac under the Limited Liability Company Agreement.

In July 2007, Pro-Fac received a distribution of approximately $120.1 million from Holdings LLC. Pro-Fac invested the $120.1 million distribution in high quality, low risk investments pending use of the funds. During the first quarter of fiscal year 2008, Pro-Fac used this distribution: to redeem all retained earnings allocated to its members at a cost of approximately $6.8 million; to pay dividends on its non-cumulative preferred stock and its Class A cumulative preferred stock at a cost of approximately $5.4 million; and to repay principal and interest owed under its Credit Agreement with Birds Eye Foods in an amount equal to approximately $1.1 million. During the second quarter of fiscal year 2008, Pro-Fac used this distribution: to redeem all of Pro-Fac’s non-cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $0.7 million; to redeem 3,155,433 shares of its Class A cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $78.9 million related to the Class A cumulative preferred stock; and to pay dividends on its preferred stock to the date of redemption as required to affect the redemption at a cost of approximately $2.1 million. Pro-Fac has also set-aside approximately $24.0 million in cash as a reserve for taxes that it may incur as a result of receiving the distribution. Although the Cooperative currently expects that the majority of the distribution will be a non-taxable return of capital, a definite determination of the taxability of the distribution may not be possible until at least June 2008 because transactions affecting Holdings LLC will determine how the distribution will ultimately be taxed.

The Board of Directors continues to periodically evaluate Pro-Fac’s business plan in consideration of Pro-Fac’s receipt of the distribution from Holdings LLC in the first quarter of fiscal year 2008 and possible future events. Depending upon a variety of factors, the Board currently believes that Pro-Fac has sufficient sources of cash to fund its operations at least through the end of fiscal 2010.

RESULTS OF OPERATIONS - THIRD QUARTER 2008 COMPARED TO THIRD QUARTER 2007

Net sales, cost of sales and gross profit: Net sales and cost of sales decreased in the quarter ended March 29, 2008, as the Cooperative entered into fewer sales transactions as a principal for its members than in the quarter ended March 24, 2007.

Gain from transaction with Birds Eye Foods and related agreements: In accordance with the Termination Agreement, Pro-Fac was entitled to the payment of a termination fee of $10.0 million per year for five years payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1 with the final payment received in July 2007.

Payments under the Termination Agreement are considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac’s continuing ownership percentage are recorded as a reduction to Pro-Fac’s investment in Holdings LLC. The remaining portion of payments received is recognized as additional gain on the Transaction with Birds Eye Foods in the period it is received. The last $2.0 installment was received in July 2007, accordingly, no additional gain was recognized in the third quarter of fiscal year 2008. Pro-Fac recognized approximately $1.2 million as additional gain (approximately 60 percent) from the receipt of termination payments in the third quarter of fiscal year 2007.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members, which result in margin being earned by the Cooperative. The Cooperative earned $98,000 in margin during the third quarter of fiscal 2008 and $59,000 in margin during the third quarter of fiscal 2007.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.5 million and $0.4 million for the quarters ended March 29, 2008 and March 24, 2007, respectively. The increase is due primarily to services purchased from Farm Fresh and professional services.

Investment income: Investment income increased from $67,000 for the quarter ended March 24, 2007, to $0.3 million for the quarter ended March 29, 2008, due to cash equivalents and investments resulting from receipt of a $120.1 million distribution from Holdings LLC in July 2007. Investment income for the quarter ended March 29, 2008, included unrealized gains of approximately $46,000.

Income taxes: The Cooperative qualifies for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative has historically used these special deductions and distributions of patronage income to reduce the Cooperative’s taxable income. The Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal year ended June 30, 2007. As a result, the Cooperative recorded a tax provision of $0.2 million for the three month period ended March 24, 2007. For fiscal year 2008, after deductions for dividends paid, the Cooperative expects to have a loss for tax purposes which will be carried back to recover taxes paid in prior periods. Accordingly, a tax benefit of $0.3 million has been recorded for the three month period ended March 29, 2008.

RESULTS OF OPERATIONS – FIRST NINE MONTHS 2008 COMPARED TO FIRST NINE MONTHS 2007

Net sales, cost of sales and gross profit: Net sales and cost of sales decreased in the nine months ended March 29, 2008, as the Cooperative entered into fewer sales transactions as a principal for its members than in the nine months ended March 24, 2007.

Gain from transaction with Birds Eye Foods and related agreements: In the first nine months of fiscal year 2008 and the first nine months of fiscal year 2007, Pro-Fac recognized approximately $1.2 million and $4.8 million, respectively, as additional gain (approximately 60 percent) from the receipt of termination payments under the Termination Agreement.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members, which result in margin being earned by the Cooperative. The Cooperative earned $227,000 in margin during the first nine months of fiscal 2008 and $171,000 in margin during the first nine months of fiscal 2007.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $1.4 million and $1.1 million for the nine months ended March 29, 2008 and March 24, 2007, respectively. The $0.3 million increase is due primarily to services purchased from Farm Fresh and professional services.

Investment income: Investment income totaled $2.4 million for the nine months ended March 29, 2008, compared to $185,000 for the nine months ended March 24, 2007. The increase was due to higher on-hand cash, cash equivalents and investments resulting from receipt of a $120.1 million distribution from Holdings LLC in July 2007. Investment income for the nine months ended March 29, 2008, included unrealized gains of approximately $46,000.

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

Income taxes: For fiscal year 2008, after deductions for dividends paid, the Cooperative expects to have a loss for tax purposes which will be carried back to recover taxes paid in prior periods. Accordingly, a tax benefit of $1.0 million has been recorded for the nine month period ended March 29, 2008. The Cooperative recorded a tax provision of $1.1 million for the nine month period ended March 24, 2007.

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

At March 29, 2008, the Cooperative estimates that $10.1 million of the distribution received will be a taxable dividend, subject to the qualified dividends received deduction, with the remaining amount representing a return of capital. The allocation of the distribution between taxable dividend and return of capital will not be finally determinable until at least June 2008 because the final allocation is dependent on the earnings and profits of Holdings LLC and its direct and indirect wholly-owned subsidiaries, including Birds Eye Foods, for the year ending June 2008. A deferred income tax asset has not been recognized on the estimated excess of the tax basis over the recorded financial statement value of the investment in Holdings LLC at March 29, 2008, of approximately $76.4 million. This potential asset would only be recognized upon the sale of the investment based on the proceeds received or receipt of a distribution representing a return of capital, which was not considered probable at March 29, 2008.

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

The Board of Directors continues to periodically evaluate Pro-Fac’s business plan. There can be no assurances that Pro-Fac will pay dividends after April 30, 2008. The declaration of any future dividends is subject to Board action in advance of any such declaration based upon all of the facts and circumstances at such time.

A discussion of “Statement of Cash Flows” for the nine months ended March 29, 2008, follows:

Net cash provided by operating activities was $111.0 million for the first nine months of fiscal 2008 compared to cash used in operating activities of approximately $2.7 million in the first nine months of fiscal 2007. The change primarily represents income from the receipt of the $120.1 million distribution from Holdings LLC, net of the investment of a portion of the funds (approximately $4.9 million) from the distribution into trading securities in the nine months of fiscal year 2008, and changes in the timing of cash receipts from customers other than Birds Eye Foods and related cash payments to member-growers between the first nine months of fiscal year 2008 and the first nine months of fiscal year 2007.

Cash provided by investing activities for the first nine months of fiscal 2008 was $5.5 million related to the receipt of $2.0 million from Birds Eye Foods as the final payment under the Termination Agreement and the portion of the distribution from Holdings LLC classified as a return of capital, approximately $3.5 million. In the first nine months of fiscal 2007, $8.0 million was received from Birds Eye Foods under the Termination Agreement.

Net cash used in financing activities during the first nine months of fiscal 2008 included $1.0 million to repay amounts previously borrowed, $6.8 million to redeem all retained earnings allocated to members, $79.5 million to redeem all non-cumulative preferred shares and 3,155,433 Class A cumulative preferred shares and $8.3 million in dividends paid. During the first nine months of fiscal 2007, the Cooperative borrowed $1.0 million and paid dividends of $4.2 million.

In January 2003, the Pro-Fac Board of Directors suspended the payment of dividends on the Cooperative’s common stock for an indefinite period of time and, in January 2006 the Board placed a moratorium on Pro-Fac’s repurchase of shares of its common stock from its member-growers. Any repurchases by Pro-Fac of its common stock are subject to pre-approval by the Board.

Depending on a variety of factors, the Board currently believes that Pro-Fac has sufficient sources of cash to fund its operations at least through the end of fiscal 2010, which the Board believes will provide time to monitor Pro-Fac’s investment in Holdings LLC and explore other sources of cash.

ITEM 3.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, Pro-Fac’s Principal Executive and Principal Financial Officer concluded that Pro-Fac’s disclosure controls and procedures as of March 29, 2008 (the end of the period covered by this Report), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Pro-Fac’s management, including its Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Pro-Fac’s internal control over financial reporting identified during the quarter ended March 29, 2008, that materially affected, or are reasonably likely to materially affect, Pro-Fac’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The information called for by this Item is disclosed in NOTE 5. “Other Matters – Legal Matters” under “Notes to Condensed Financial Statements” in Part I, Item 1 of this Form 10-QSB, and is incorporated herein by reference in answer to this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The regional annual membership meetings for the members of Pro-Fac were held as follows:

Date	Region/District	City/State

February 6, 2008	III	Columbus, Nebraska
February 7, 2008	IV	Mt. Vernon, Washington
February 15, 2008	I/1 and I/2	Pittsford, New York
February 25, 2008	I/3	Johnstown, Pennsylvania
February 26, 2007	II/1	Holland, Michigan
February 27, 2008	II/2	Havana, Illinois

(b)

Bruce Fox, Kenneth Mattingly and Paul Roe were re-elected to three-year terms on the Pro-Fac Board of Directors as a result of the elections at the regional meetings held in February 2008. The following is a list of the remaining directors whose terms of office continued after the regional annual meetings.

Name	Term Expires

Charles Altemus	2010
Peter Call	2009
Kenneth Dahlstedt	2010
Robert DeBadts	2009
Joseph Herman	2010
Steven Koinzan	2009
Allan Overhiser	2009
Darell Sarff	2009
James Vincent	2010

(c)

The only matters submitted to the Cooperative’s members for action at the regional annual meetings were the election of directors and ratification of amendments to Pro-Fac’s Bylaws. Following are the voting results for members of the Board of Directors from the regional meetings:

Name	Votes Cast For	Votes Cast Against	Not Voting

Bruce Fox	62	0	2
Kenneth Mattingly	66	0	1
Paul Roe	35	0	2

The amendments to Pro-Fac’s Bylaws, which were approved by the Cooperative’s Board of Directors on January 25, 2007, and previously reported in its current report on Form 8-K filed January 31, 2007, clarify the Board’s authority to issue shares of capital stock in certificated or non-certificated form and were ratified by a vote of 181 in favor, 13 opposed and 13 not voting.

Consistent with the Cooperative’s Bylaws, the Pro-Fac Board of Directors re-appointed directors Cornelius D. Harrington, Frank M. Stotz and William J. Lipinski to continue to serve as directors of the Cooperative for a one year term and until their successors are duly elected and qualified. Messrs. Harrington, Stotz and Lipinski will continue to serve as members of the Cooperative’s Audit Committee, and Mr. Lipinski also continues to serve on the and Executive and Compensation Committee.

ITEM 5.      OTHER INFORMATION

As previously reported in Note 5. “Other Matters - Subsequent Events” of the condensed financial statements, all member-growers affected by the reduction in the quantity of raw product purchased by a customer of the Cooperative as a result of the closure of a processing facility by the customer are entitled to payment of a portion of the aggregate consideration received by Pro-Fac, pursuant to a release agreement between Pro-Fac and the member-grower. Kenneth A. Dahlstedt, a member of Pro-Fac’s board of directors and Ag-Pro, Inc., an entity owned by Mr. Dahlstedt, are member-growers affected by the raw product reduction and are entitled to payment of a portion of the termination fee ($60,545 and $14,183, respectively) and a partial redemption of their shares of common stock ($20,605 and $5,105, respectively) pursuant to release agreements with Pro-Fac dated May 5, 2008.

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

PRO-FAC COOPERATIVE, INC.

Date:	May 9, 2008	BY:	/s/	Stephen R. Wright
General Manager, Chief Executive
Officer, Chief Financial Officer
and Secretary
(On Behalf of the Registrant and as
Principal Executive Officer
Principal Financial Officer, and
Principal Accounting Officer)