Form 10-K
period 2008-06-28
PRO-FAC COOPERATIVE INC
filed 2008-09-25
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 28, 2008

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _______ to ________

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
YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ___	Accelerated filer ___
Non-accelerated filer (Do not check if a smaller reporting company) ___	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES                   NO      X

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 28, 2007
Common Stock: $7,403,615
(Based upon par value of shares since there is no market for the registrant’s common stock)

Number of shares of common stock outstanding at September 15, 2008:
Common Stock: 1,700,064

1 of 49 Pages

FORM 10-K ANNUAL REPORT - Fiscal Year 2008
PRO-FAC COOPERATIVE, INC.
TABLE OF CONTENTS

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

From time to time, Pro-Fac Cooperative, Inc. (“Pro-Fac” or the “Cooperative”) or persons acting on behalf of Pro-Fac may make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or by the Securities and Exchange Commission (“SEC”) in its rules, regulations, and releases. The Cooperative desires to take advantage of the “safe harbor” provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of this Report and other statements made in this Form 10-K and in other filings with the SEC.

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

  The Cooperative’s most significant asset is its investment in Birds Eye Holdings LLC (“Holdings LLC”), a Delaware limited liability company and indirect parent corporation of Birds Eye Foods, Inc. (“Birds Eye Foods”). Holdings LLC is not a reporting company under the Securities Exchange Act of 1934 (the “1934 Act”) and, accordingly, does not file annual reports on Form 10-K, quarterly reports on Form 10-Q or other periodic reports with the SEC. Moreover, while the Cooperative, as a party to the limited liability company agreement of Birds Eye Foods Holdings LLC dated August 19, 2002 (as amended from time to time, the “Limited Liability Company Agreement”), is provided with the annual financial statements of Holdings LLC and, to the extent received by Holdings LLC, the financial statements of Birds Eye Foods, any financial information received pursuant to the Limited Liability Company Agreement is subject to confidentiality provisions that preclude public disclosure. Accordingly, the holders of shares of Pro-Fac capital stock do not have access to information about Holdings LLC or its indirect, wholly-owned subsidiary, Birds Eye Foods, their financial condition and results of operations.

  The Cooperative’s ability to pay dividends is dependent upon available cash, capital surplus and its future earnings. The Cooperative’s principal use of available cash has been the payment of dividends on its preferred stock and the redemption of its securities. Historically, the $10.0 million annual receipts under its termination agreement with Birds Eye Foods dated August 19, 2002, and amended March 29, 2007 (the “Termination Agreement”) have been the principal source of cash for payment of dividends with the last $2.0 million installment received in July 2007. In July 2007, Pro-Fac also received a $120.1 million distribution from Holdings LLC, as discussed below. Although Pro-Fac is a party to the Limited Liability Company Agreement and, as a member of Holdings LLC, is entitled to annual distributions, if made, Holdings LLC had advised Pro-Fac prior to July 2007, that it would not speculate as to whether distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made and operates under a business plan that assumes no further distributions will be made.

  As previously announced and as further described under “Liquidity and Capital Resources” in Part II, Item 7 in this Report, during the second quarter of fiscal 2009, Pro-Fac expects to redeem up to 400,000 shares of its Class A cumulative preferred stock at a price of $25.00 per share, for an aggregate redemption cost of not more than $10.0 million and to pay dividends on its preferred stock to the date of the redemption (approximately $0.8 million).

  Using proceeds of a July 2007 distribution from Holdings LLC, the Board of Directors declared and the Cooperative paid dividends on its preferred stock in July and October 2007 and January and April and July 2008 and the Board of Directors has declared a $0.43 per share dividend on its preferred stock payable in October 2008. There can be no assurances that Pro-Fac will pay dividends after the payment on October 31, 2008. The declaration of any future dividends is subject to Board action in advance of any such declaration based upon available facts and circumstances at such time.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Pro-Fac is an agricultural cooperative corporation formed in 1960 under the Cooperative Corporations Law of New York to market crops grown by its members. Crops marketed by Pro-Fac include fruits (cherries, apples, blueberries, and peaches), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, asparagus and potatoes) and popcorn. Only growers of crops marketed through Pro-Fac (or associations of such growers) can become members of Pro-Fac. A grower becomes a member of Pro-Fac through the purchase of common stock. As of June 28, 2008, there were approximately 486 Pro-Fac members, consisting of individual growers or associations of growers, located principally in the states of New York, Delaware, Pennsylvania, Illinois, Michigan, Washington, Oregon, Iowa, Nebraska and Florida.

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

On April 17, 2007, Pro-Fac and Allens entered into a raw product supply agreement (the “Supply Agreement”), which supersedes those portions of the Amended and Restated Marketing and Facilitation Agreement assigned by Birds Eye Foods to Allens. The Supply Agreement extends through the 2011 growing season and evidences the terms pursuant to which Pro-Fac will serve as the supplier of snap beans, corn, peas, carrots and butternut squash to the Bergen and Oakfield, New York processing facilities acquired by Allens.

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

Service Agreement with Farm Fresh First, LLC

During the quarter ended March 24, 2007, Pro-Fac acquired a 6.25% membership interest in Farm Fresh First, LLC (“Farm Fresh”), and currently owns a 5.55% interest. On April 13, 2007, Pro-Fac entered into an agricultural services agreement with Farm Fresh. Under the services agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not otherwise subject to supply agreements with third parties. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them. Included are three members of Pro-Fac’s Board of Directors, Peter Call, Kenneth Mattingly and James Vincent, who are each indirect owners of 5.55% of the membership interest of Farm Fresh (total 16.65%) through affiliated entities. Messrs. Call, Mattingly and Vincent serve on the board of directors of Farm Fresh, and Mr. Call serves as chairman.

Termination Agreement with Birds Eye Foods

From August 19, 2002 through July 2007, Pro-Fac’s primary source of income has been payments received under the Termination Agreement, which provided for Birds Eye Foods payment of a termination fee to Pro-Fac of $10.0 million per year for five years in consideration of the termination of the 1994 marketing and facilitation agreement between Birds Eye Foods and Pro-Fac as part of the Transaction described below under “Limited Liability Company Agreement with Vestar”. The termination fee was paid annually in installments as follows: $4.0 million on each July 1, and $2.0 million on each October 1, January 1 and April 1. Under an amendment to the agreement entered into on March 28, 2007, the last $2.0 million installment was received on July 3, 2007.

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

The Limited Liability Company Agreement provides, among other things, that Holdings LLC’s distributable assets, which include cash receipts from operations, investing and financing, net of expenses, will be distributed to Holdings LLC’s members as determined by Holdings LLC’s management committee. In general, those distributable assets are distributed first to holders of Holdings LLC’s preferred units and then to holders of common units. As of June 28, 2008, Pro-Fac owned approximately 40.0 percent of the common equity of Holdings LLC, through its ownership of 321,429 Class B common units. Holders of common units, other than Class A common units, are entitled to one vote for each common unit owned; owners of Class A common units are entitled to two votes for each Class A common unit owned. Vestar owns 100.0 percent of the Class A common units; Vestar has a voting majority of all common units. As of June 28, 2008, Holdings LLC had no preferred units issued and outstanding.

The Limited Liability Company Agreement also provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale or dissolution of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from the operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units. In July 2007, Pro-Fac received a $120.1 million distribution from Holdings LLC, as described below. Prior to July 2007, Pro-Fac had been advised that Holdings LLC would not speculate as to whether distributions would be made under the Limited Liability Company Agreement. Accordingly, as a minority owner of Holdings LLC, with no control over the determination of whether distributions will be made and Pro-Fac is operating under a business plan that assumes no further distributions will be made under the Limited Liability Company Agreement.

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

As previously announced and as further described under “Liquidity and Capital Resources” in Part II, Item 7 in this Report, during the second quarter of fiscal 2009, Pro-Fac expects to redeem up to 400,000 shares of its Class A cumulative preferred stock at a price of $25.00 per share, for an aggregate redemption cost of not more than $10.0 million and to pay dividends on its preferred stock to the date of the redemption (approximately $0.8 million).

The discussion of the various agreements above is only a summary of their respective terms; the summary and all statements made elsewhere in this Report relating to the agreements are qualified in their entirety by reference to those agreements, copies of which are filed as exhibits to this Report, or, although included in the Exhibit Index to this Report have been previously filed by Pro-Fac with the SEC.

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

Pro-Fac’s Business

Pro-Fac’s principal products are discussed above in “General Development of Business”.

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

Significant Customers

The CMV of crops delivered by Pro-Fac was approximately $76.9 million and $74.1 million for the fiscal years ended June 28, 2008 and June 30, 2007, respectively. For the fiscal years ended June 28, 2008 and June 30, 2007, approximately 29 percent and 84 percent, respectively, of the crops purchased by Pro-Fac from its members were sold to Birds Eye Foods pursuant to the Amended and Restated Marketing and Facilitation Agreement. For the same years, approximately 48 percent and 3 percent, respectively, of crops purchased by Pro-Fac from its members were sold to Allens pursuant to the raw product supply agreement.

Competitive Conditions

Pro-Fac’s largest customers are Birds Eye Foods and Allens. The Cooperative competes with other cooperatives and individual growers for customers with respect to the marketing and sale of its members’ crops.

Employees

At June 28, 2008, Pro-Fac had four full-time employees.

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

The Cooperative may borrow up to $2.0 million under the terms of a line of credit (the “M&T Line of Credit”) with Manufacturers and Traders Trust Company (“M&T Bank”). As of June 28, 2008, no amount was outstanding under the M&T Line of Credit. For additional information about the M&T Line of Credit see the discussions under the heading “Liquidity and Capital Resources” in Part II, Item 7 of this Report and “NOTE 3. Long-Term Debt” under “Notes to Financial Statements” in Part II, Item 8 of this Report.

Environmental

As part of the Transaction, Pro-Fac agreed to indemnify Birds Eye Foods for certain environmental liabilities. This obligation is only triggered once the aggregate of all liabilities subject to indemnification under the Unit Purchase Agreement (including those unrelated to environmental matters) exceeds $10.0 million.

ITEM 2.	PROPERTIES

At June 28, 2008, Pro-Fac leased its principal office which is located at 590 WillowBrook Office Park, Fairport, New York and consists of 1,195 square feet of office space through June 2009 at an annual rate of $18,888 ($1,574 per month).

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for the Cooperative’s common stock. Only member-growers of the Cooperative can own shares of the Cooperative’s common stock. As of June 28, 2008, there were 486 members of Pro-Fac holding shares of Pro-Fac common stock. In January 2003, the Board of Directors of Pro-Fac suspended the payment of dividends on the Cooperative's common stock for an indefinite period of time. Further, the New York Cooperative Law restricts the amount of annual dividends that Pro-Fac may pay on its shares of common stock to 12 percent of the issue price per annum.

Additional information concerning dividends and related stockholder matters may be found in the following sections of this Report: “Cautionary Statements on Forward-Looking Statements and Risk Factors’, “Liquidity and Capital Resources” in Part II, Item 7 of this Report, "Statements of Cash Flows", "Statements of Changes in Shareholders' and Members Capitalization and Redeemable Stock", in Part II, Item 8 of this Report and in “NOTE 5. Common Stock and Capitalization” under “Notes to Financial Statements” in Part II, Item 8 of this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section should be read in conjunction with Part I, Item 1: Business; and Part II, Item 8: Financial Statements and Supplementary Data of this Report.

The purpose of this discussion is to outline the significant reasons for changes in the Statement of Operations from fiscal 2007 through fiscal 2008.

CHANGES FROM FISCAL YEAR 2007 TO FISCAL YEAR 2008

Net Sales, Cost of Sales and Gross Profit: Net sales and cost of sales decreased in fiscal year 2008 as the Cooperative entered into fewer sales transactions as a principal than in fiscal year 2007.

Gain from Transaction with Birds Eye Foods, Inc. and Related Agreements: In accordance with the Termination Agreement, Pro-Fac was entitled to the payment of a termination fee of $10.0 million per year for five years payable in quarterly installments, as follows: $4.0 million on each July 1, and $2.0 million on each October 1, January 1, and April 1 with the final payment received in July 2007.

Payments under the Termination Agreement were considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement representing Pro-Fac’s continuing ownership percentage was recorded as a reduction to Pro-Fac’s investment in Holdings LLC. The remaining portion of the payments received was recognized as additional gain on the Transaction with Birds Eye Foods in the period received. Accordingly, in fiscal year 2008 and 2007, Pro-Fac recognized approximately $1.2 million and $4.8 million, respectively, as additional gain from the receipt of termination payments.

Margin on Delivered Product: The Cooperative negotiates certain sales transactions on behalf of its members which result in margin being earned by the Cooperative. The Cooperative earned $0.3 million in margin during fiscal year 2008 and $0.6 million in fiscal year 2007, respectively. The decrease in margin resulted primarily from the timing of sales transactions.

Selling, Administrative, and General Expense: Selling, administrative, and general expenses totaled $1.8 million and $1.5 million for fiscal years 2008 and 2007, respectively. The increase is due to increased services purchased by the Cooperative from Farm Fresh for a full year in fiscal year 2008, an increase in directors’ fees and increased professional fees, offset by decreases in insurance expense and other expenses.

Distribution from Holdings LLC: During the first quarter of fiscal year 2008, Pro-Fac received a distribution of approximately $120.1 million from Holdings LLC under the Limited Liability Agreement. In accordance with the cost method of accounting for the investment in Holdings LLC, Pro-Fac reduced its investment in Holdings LLC by $3.5 million to zero with the remaining $116.6 million of the distribution recorded as income. No distributions were received in fiscal year 2007. Holdings LLC has advised Pro-Fac that it will not speculate as to whether future distributions will be made.

Contract Termination Receipts and Payments: During fiscal year 2008, Pro-Fac was notified that, due to closure of a processing plant by a customer, the customer would no longer be purchasing product specified under the terms of a raw product supply agreement. On April 14, 2008, Pro-Fac entered into a settlement agreement and release with the customer. In consideration of the termination of the raw product supply agreement, Pro-Fac received a payment of approximately $1.4 million.

Subsequently, Pro-Fac agreed to make contract termination payments totaling approximately $1.0 million to member-growers who would no longer be supplying raw product for the customer. Pro-Fac also redeemed approximately $348,000 of common stock of those member-growers representing approximately 56% of shares owned by those members.

Shortfall Payments: Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which it will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of Birds Eye Foods’ needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages were set based upon the needs of Birds Eye Foods in the 2002 crop year (fiscal 2003). The shortfall payment provisions include a maximum shortfall payment for each crop. During fiscal year 2008, Pro-Fac ascertained that Birds Eye Foods had not met purchasing targets for two crops. As a result, Pro-Fac expects to receive a total of $370,000 in shortfall payments; $215,000 in fiscal year 2009 and $155, 000 in fiscal year 2010.

Income Taxes: The Cooperative qualifies for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative has historically used these special deductions and distributions of patronage income to reduce the Cooperative's taxable income. The Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal years ended June 28, 2008 or June 30, 2007. For fiscal year 2008, after deductions for dividends paid, the Cooperative expects to have a loss for tax purposes which will be carried back to recover taxes paid in prior periods. Accordingly, a tax benefit of $1.0 million has been recorded for the year ended June 28, 2008. The Cooperative recorded a tax provision of $0.8 million in fiscal year 2007.

The Cooperative intends to surrender its tax exempt status effective for fiscal year 2009. This action is not expected to have a material impact on Pro-Fac’s operations or income tax liabilities.

CRITICAL ACCOUNTING POLICIES

“NOTE 1. Description of Business and Summary of Accounting Policies” under “Notes to Financial Statements” included in Part II, Item 8 of this Report discusses the significant accounting policies of Pro-Fac. Pro-Fac’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Pro-Fac’s management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Pro-Fac regularly evaluates its estimates.

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

For fiscal year 2008, $10.1 million of the distribution received is expected to be a taxable dividend, subject to the qualified dividends received deduction, with the remaining amount representing a return of capital. This amount is $106.5 million less than the amount reported as income for financial statement purposes, resulting in a reduction of the excess of tax basis over the recorded financial statement basis in Pro-Fac’s investment in Holdings LLC. A deferred income tax asset has not been recognized on the estimated excess of the tax basis over the recorded financial statement value of the investment in Holdings LLC at June 28, 2008, of approximately $76.4 million. This potential asset would only be recognized upon the sale of the investment based on the proceeds received or receipt of a distribution representing a return of capital, which was not considered probable at June 28, 2008.

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

Pro-Fac receives cash payments equal to the CMV of crops sold to Birds Eye Foods, Allens and other customers pursuant to the Amended and Restated Marketing and Facilitation Agreement, the Allens Supply Agreement and other supply agreements. Although CMV payments are considered a potential source of cash to Pro-Fac, Pro-Fac has typically paid 100 percent of CMV to its member-growers for crops delivered and did so in fiscal years 2008 and 2007. Since CMV payments are approximately equal to the cash Pro-Fac receives from its customers for its raw products, CMV payments are not a significant source of available cash from which Pro-Fac can pay operating expenses and quarterly dividends.

While Pro-Fac principally acts as agent for its member-growers in the marketing and sale of crops, Pro-Fac does occasionally engage in crop sales transactions as a principal, resulting in gross profit or margin being earned by the Cooperative. Although the amounts earned have been increasing through fiscal year 2008, future increases are not expected to be significant.

Net cash available to Pro-Fac, after payment of CMV to Pro-Fac’s member-growers, has historically been used to pay Pro-Fac’s operating expenses as well as its quarterly dividends on its preferred stock and to fund repurchases of its common stock.

The final installment payment of $2.0 million to Pro-Fac under the Termination Agreement was received in July 2007.

The Limited Liability Company Agreement also provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale or dissolution of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from the operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units. In July 2007, Pro-Fac received a $120.1 million distribution from Holdings LLC, as described below. Prior to July 2007, Pro-Fac had been advised that Holdings LLC would not speculate as to whether distributions would be made under the Limited Liability Company Agreement. Accordingly, as a minority owner of Holdings LLC, with no control over the determination of whether distributions will be made and Pro-Fac is operating under a business plan that assumes no further distributions will be made under the Limited Liability Company Agreement.

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

Pro-Fac had previously set aside $24.0 million as a cash reserve for taxes that it might incur as a result of the $120.1 million distribution. Pro-Fac determined, based on its current assessment of the taxability of that distribution, that this reserve is no longer required.

As previously announced, during the second quarter of fiscal 2009, Pro-Fac expects to redeem up to 400,000 shares of its Class A cumulative preferred stock at a price of $25.00 per share, for an aggregate redemption cost of not more than $10.0 million and to pay dividends on its preferred stock to the date of the redemption (approximately $0.8 million).

The Board of Directors continues to periodically evaluate Pro-Fac’s business plan. There can be no assurances that Pro-Fac will pay dividends after October 31, 2008. The declaration of any future dividends is subject to Board action in advance of any such declaration based upon available facts and circumstances at such time.

The Cooperative may borrow up to $2.0 million under the M&T Line of Credit. Principal amounts borrowed under the M&T Line of Credit bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. Pro-Fac’s obligations under the M&T Line of Credit are secured by a security interest granted to M&T in substantially all of Pro-Fac’s assets, excluding Pro-Fac’s Class B common units owned in Holdings LLC. The collateral does include any distributions made to Pro-Fac by Holdings LLC in respect of Pro-Fac’s Class B common units and cash payments made by Birds Eye Foods to the Cooperative. At June 28, 2008 and June 30, 2007, there was no balance outstanding under the M&T Line of Credit.

Pro-Fac is a member of another cooperative that markets cherries. As a member of the cooperative, Pro-Fac has entered into a loan agreement with the cooperative that allows Pro-Fac to borrow up to $5 million, limited to the collateral value of inventory owned by Pro-Fac and held by the cooperative, at the cooperative’s cost of funds to finance costs related to the cherry inventory including purchase, packing and processing costs. At June 28, 2008, Pro-Fac had borrowing capacity of approximately $500,000; no amounts were outstanding.

A discussion of “Statement of Cash Flows” for the year ended June 28, 2008 follows:

Net cash provided by operating activities was $117.0 million in fiscal year 2008 compared to cash used in operating activities of approximately $1.5 million in fiscal year 2007. The change primarily represents income from the receipt of the $120.1 million distribution from Holdings LLC and changes in the timing of cash receipts from customers other than Birds Eye Foods and related cash payments to member-growers between fiscal year 2008 and fiscal year 2007.

Cash provided by investing activities in fiscal year 2008 was $5.5 million related to the receipt of $2.0 million from Birds Eye Foods as the final payment under the Termination Agreement and the portion of the distribution from Holdings LLC classified as a return of capital, approximately $3.5 million. In fiscal year 2007, $8.0 million was received from Birds Eye Foods under the Termination Agreement.

Net cash used in financing activities during fiscal year 2008 included $1.0 million to repay amounts previously borrowed, $6.8 million to redeem all retained earnings allocated to members, $79.6 million to redeem all non-cumulative preferred shares and 3,155,433 Class A cumulative preferred shares, $0.3 million to purchase and retire common shares, and $9.0 million in dividends paid. During fiscal year 2007, the Cooperative borrowed $1.0 million and paid dividends of $5.3 million.

In January 2003, the Pro-Fac Board of Directors suspended the payment of dividends on the Cooperative's common stock for an indefinite period of time. In January 2006, the Board placed a moratorium on Pro-Fac’s repurchase of shares of its common stock from its member-growers. Any repurchases by Pro-Fac of its common stock are subject to pre-approval by the Board. In the fourth quarter of fiscal 2008, the Cooperative repurchased approximately $348,000 of common stock from its member-growers (representing approximately 56% of the common shares owned by those members) with proceeds the Cooperative received in consideration of the termination of a raw product supply agreement by a customer, due to the customer’s closure of its processing plant. Payment to each member-grower was made upon receipt of a release agreement from the member-grower.

Based on Pro-Fac’s operations and anticipated cash flow needs, on an annual basis the Pro-Fac Board determines whether to retain a portion of CMV otherwise payable to its grower-members for working capital or other general corporate purposes. In consideration of its sources and cash flow needs, no CMV was retained in fiscal year 2008 or 2007.

BUSINESS OUTLOOK

The following is a summary of Pro-Fac’s business outlook for fiscal 2009 and should be read in conjunction with the related current year discussions in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report.

Since 1960, Pro-Fac has operated as an agricultural cooperative, owned and controlled by its members, to purchase, market, and sell crops grown by its member-growers, for the mutual benefit of its members. The Cooperative’s core business focus has not changed in 48 years and its current strategy is to continue its business of purchasing, marketing, and selling its member-grower crops to its customers.

One of the challenges Pro-Fac faces, which is discussed above under “Liquidity and Capital Resources”, is the Cooperative’s source of available cash to fund its operations and pay its dividends. Pro-Fac’s primary source of cash to fund its operations and pay dividends was the $10.0 million in payments it received annually under the Termination Agreement, the last installment of $2.0 million having been received in July 2007, and the $120.1 million distribution received from Holdings LLC in July 2007. As a result, currently, Pro-Fac’s primary sources of cash are gross profit and margin on certain sales, interest income and annual distributions, if any, made by Holdings LLC to Pro-Fac pursuant to the Limited Liability Company Agreement.

Holdings LLC has advised Pro-Fac that it will not speculate as to whether further distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made. Accordingly, Pro-Fac has been operating under a business plan that assumes no distributions will be made under the Limited Liability Agreement.

As previously announced, during the second quarter of fiscal 2009, Pro-Fac expects to redeem up to 400,000 shares of its Class A cumulative preferred stock at a price of $25.00 per share, for an aggregate redemption cost of not more than $10.0 million and to pay dividends on its preferred stock to the date of the redemption (approximately $0.8 million).

The Board of Directors continues to periodically evaluate Pro-Fac’s business plan. Based upon the assumptions contained in Pro-Fac’s business plan, the Board currently believes that Pro-Fac has sufficient sources of cash to fund its operations at least through the end of fiscal 2013.

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

OTHER MATTERS

Indemnifications: Historically, when Pro-Fac sold assets, it may have retained certain liabilities for known exposures and provided indemnification to the buyer(s) with respect to future claims for certain unknown liabilities existing, or arising from events occurring, prior to the sale date, including liabilities for taxes, legal matters, environmental exposures, labor contingencies, project liability, and other obligations. Pro-Fac may enter into similar arrangements in the future. Agreements to provide indemnifications may vary in duration, generally for two years for certain types of indemnities, to terms for tax indemnifications that are generally aligned to the applicable statute of limitations for the jurisdiction in which the tax is imposed, and to terms for certain liabilities (i.e., warranties of title and environmental liabilities) that typically do not expire. The maximum potential future payments that the Cooperative could be required to make under agreements of indemnification are (or may be) either contractually limited to a specified amount or unlimited. The maximum potential future payments that the Cooperative could be required to make under agreements of indemnification are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses, which are not estimable. Historically, costs incurred to resolve claims related to agreements of indemnification have not been material to the Cooperative’s financial position, results of operations or cash flows.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements are indexed and presented below:

INDEX TO FINANCIAL STATEMENTS

ITEM	Page

Pro-Fac Cooperative, Inc.
Report of Independent Registered Public Accounting Firm	14
Financial Statements:
Statements of Operations and Allocation of Net Income
for the years ended June 28, 2008 and June 30, 2007	15
Balance Sheets as of June 28, 2008 and June 30, 2007	16
Statements of Cash Flows for the years ended June 28, 2008 and June 30, 2007	17
Statements of Changes in Shareholders’ and Members’ Capitalization/(Deficit) and Redeemable and Common Stock
for the years ended June 28, 2008 and June 30, 2007	18
Notes to Financial Statements	19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Pro-Fac Cooperative, Inc.
Rochester, New York

We have audited the accompanying balance sheets of Pro-Fac Cooperative, Inc. (the “Cooperative”) as of June 28, 2008 and June 30, 2007, and the related statements of operations and allocation of net income, cash flows, and changes in shareholders’ and members’ capitalization (deficit), and redeemable and common stock for the years then ended. These financial statements are the responsibility of the Cooperative’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Cooperative as of June 28, 2008 and June 30, 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Freed, Maxick & Battaglia, CPAs, PC.

Buffalo, New York
September 25, 2008

Pro-Fac Cooperative, Inc.

Statements of Operations and Allocation of Net Income
(Dollars in Thousands)

	Fiscal Years Ended

	June 28,	June 30,
	2008	2007

Net sales	$1,991	$3,643
Cost of sales	(1,896)	(3,496)
Gross profit	95	147
Gain from transaction with Birds Eye Foods, Inc. and related agreements	1,200	4,800
Margin on delivered product	264	576
Selling, administrative, and general expenses	(1,807)	(1,459)
Other income	76	21
Operating income/(loss)	(172)	4,085
Distribution from Holdings LLC	116,594	0
Contract termination receipts	1,381	0
Contract termination payments	(998)	0
Shortfall payments	370	0
Investment income	2,577	270
Interest expense	(3)	(88)
Income before income taxes	119,749	4,267
Income tax benefit/(provision)	1,025	(761)
Net income	$120,774	$3,506

Allocation of net income:
Net income	$120,774	$3,506
Dividends on preferred stock	(9,038)	(5,278)
Net surplus/(deficit)	111,736	(1,772)
Allocation from accumulated deficit	(111,736)	1,772
Net income available to members	$0	$0

The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc.
Balance Sheets
(Dollars in Thousands except share and per share information)

ASSETS

	June 28,	June 30,
	2008	2007

Current assets:
Cash and cash equivalents	$30,397	$4,582
Accounts receivable, trade	12,702	4,499
Accounts receivable from Birds Eye Foods, Inc.	6,559	11,478
Due from Farm Fresh First, LLC	273	270
Income tax refund receivable	1,032	0
Inventory	1,121	21
Prepaid expenses and other current assets	86	46
Total current assets	52,170	20,896

Fixed assets, net	12	13
Account receivable from Birds Eye Foods, Inc., long-term	155	0

Investment in -
Birds Eye Holdings LLC	0	4,324
Farm Fresh First, LLC	50	50
Total assets	$52,387	$25,283

LIABILITIES AND SHAREHOLDERS’ AND MEMBERS’ CAPITALIZATION/(DEFICIT)

Current liabilities:
Accounts payable	$383	$291
Income taxes payable	0	415
Other accrued expenses	253	32
Amounts due members	21,914	18,661
Total current liabilities	22,550	19,399
Long-term debt	0	1,088
Total liabilities	22,550	20,487

Commitments and contingencies (Note 6)

Common stock, par value $5, authorized 5,000,000 shares;
issued and outstanding 1,700,064 and 1,769,543 shares	8,500	8,848

Shareholders’ and members’ capitalization/(deficit):
Retained earnings allocated to members	0	6,771
Non-cumulative preferred stock, par value $25 per share, authorized 5,000,000
shares; issued and outstanding 26,312 shares	0	658
Class A cumulative preferred stock, liquidation preference $25 per share;
authorized 10,000,000 shares; issued and outstanding 1,773,839 and
4,929,272 shares	44,346	123,233
Accumulated deficit	(44,742)	(156,447)
Special membership interests	21,733	21,733
Total shareholders’ and members’ capitalization/(deficit)	21,337	(4,052)
Total liabilities and capitalization	$52,387	$25,283

The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc.
Statements of Cash Flows
(Dollars in Thousands)

	Fiscal Years Ended

	June 28,	June 30,
	2008	2007

Cash Flows from Operating Activities:
Net income	$120,774	$3,506
Adjustments to reconcile net income to net cash provided by/(used in)
operating activities:
Depreciation	5	3
Gain from transaction with Birds Eye Foods, Inc. and related agreements	(1,200)	(4,800)
Change in assets and liabilities:
Accounts receivable	(3,442)	(6,846)
Inventory	(1,100)	207
Income taxes	(1,447)	85
Accounts payable and accrued expenses	225	293
Amounts due members	3,253	6,090
Other assets and liabilities	(40)	(19)
Net cash provided by/(used in) operating activities	117,028	(1,481)

Cash Flows from Investing Activities:
Proceeds from Termination Agreement with Birds Eye Foods, Inc.	2,000	8,000
Purchase of property, plant and equipment	(4)	0
Investment in Farm Fresh First, LLC	0	(50)
Distribution from Holdings LLC classified as a return of capital	3,524	0
Net cash provided by investing activities	5,520	7,950

Cash Flows from Financing Activities:
Proceeds from (repayment of) Credit Facility with Birds Eye Foods, Inc.	(1,000)	1,000
Redemption of retained earnings allocated to members	(6,771)	0
Redemption of preferred stock	(79,576)	0
Repurchase of common stock	(348)	0
Cash dividends paid	(9,038)	(5,278)
Net cash used in financing activities	(96,733)	(4,278)

Net change in cash and cash equivalents	25,815	2,191
Cash and cash equivalents at beginning of period	4,582	2,391
Cash and cash equivalents at end of period	$30,397	$4,582

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$0	$0
Income taxes, net	$422	$676

Non-cash investing and financing activities:
Increase in investment in Birds Eye Holdings LLC for reversal of
accumulated comprehensive income/(loss) due to loss of significant influence	$0	$5,582

The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc.
Statements of Changes in Shareholders’ and Members’ Capitalization/(Deficit) and Redeemable and Common Stock
(Dollars in Thousands)

	Fiscal Years Ended

	June 28,	June 30,
	2008	2007

Retained earnings allocated to members:
Qualified retains:
Balance at beginning of period	$6,771	$6,771
Redeemed	(6,771)	0
Balance at end of period	$0	$6,771

Non-cumulative preferred stock:
Balance at beginning of period	$658	$658
Repurchased and cancelled	(658)	0
Balance at end of period	$0	$658

Class A cumulative preferred stock:
Balance at beginning of period	$123,233	$123,233
Repurchased and cancelled	(78,887)	0
Balance at end of period	$44,346	$123,233

Accumulated deficit:
Balance at beginning of period	$(156,447)	$(154,675)
Allocation to/(from) accumulated deficit	111,736	(1,772)
Costs related to redemption of preferred stock	(31)	0
Balance at end of period	$(44,742)	$(156,447)

Special membership interests:
Balance at beginning of period	$21,733	$21,733
Balance at end of period	$21,733	$21,733

Total shareholders’ and members’ capitalization/(deficit)	$21,337	$(4,052)

Common stock:
Balance at beginning of period	$8,848	$8,848
Repurchased and cancelled	(348)	0
Balance at end of period	$8,500	$8,848

The accompanying notes are an integral part of these financial statements.

PRO-FAC COOPERATIVE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1.      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative"), is a New York agricultural cooperative which markets crops grown by its members. Birds Eye Foods, Inc. (“Birds Eye Foods”), until August 19, 2002, was a wholly-owned subsidiary of Pro-Fac. Pro-Fac continues to have an indirect ownership in Birds Eye Foods and Birds Eye Foods remains a significant customer of Pro-Fac.

The CMV of crops delivered by Pro-Fac was approximately $76.9 million (unaudited) and $74.1 million (unaudited) for the fiscal years ended June 28, 2008 and June 30, 2007, respectively. For the fiscal years ended June 28, 2008 and June 30, 2007, approximately 29 percent and 84 percent, respectively, of the crops purchased by Pro-Fac from its members were sold to Birds Eye Foods pursuant to the Amended and Restated Marketing and Facilitation Agreement. On December 21, 2006, Birds Eye Foods sold substantially all of the operating assets of its non-branded frozen vegetable business to Allens, Inc. (“Allens”), including its processing facilities located in Oakfield and Bergen, New York. As part of the transaction, Birds Eye Foods assigned to Allens, Inc. the portion of the Amended and Restated Marketing and Facilitation Agreement related to those crops processed in the New York facilities. Pro-Fac subsequently entered into a new raw project supply agreement with Allens, which continues through the 2011 growing season. For the years ended June 28, 2008 and June 30, 2007, the CMV of crops delivered to Allens, Inc. was approximately $35.3 million (unaudited) and $1.8 million (unaudited), respectively, which represented 48 percent and 3 percent, respectively, of crops purchased by Pro-Fac from its members and sold to customers. Accounts receivable from Allens were $10.3 million and $1.8 million at June 28, 2008 and June 30, 2007, respectively.

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

For additional information about the Transaction, including resulting agreements, see below and "NOTE 2. Agreements with Birds Eye Foods " under these "Notes to Condensed Financial Statements".

Limited Liability Company Agreement of Holdings LLC: Pro-Fac and Vestar, together with others, are parties to a limited liability company agreement dated August 19, 2002 (as amended from time to time, the “Limited Liability Company Agreement”) that contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC. The Limited Liability Company Agreement provides, among other things, that Holdings LLC’s distributable assets, which include cash receipts from operations, investing and financing, net of expenses, will be distributed to Holdings LLC’s members as determined by Holdings LLC’s management committee. In general, those distributable assets are distributable first to holders of preferred units and then to holders of common units. As of June 28, 2008, Pro-Fac owned approximately 40.0 percent of the common equity of Holdings LLC through its ownership of 321,429 Class B common units. Vestar owns 100.0 percent of the Class A common units; Vestar has a voting majority of all common units. As of June 28, 2008, Holdings LLC had no preferred units issued and outstanding.

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

The Securityholders Agreement also provides:

  Pro-Fac and management investors with "tag-along" rights in connection with certain transfers of Holdings LLC units by Vestar;

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

Accounting Estimates: The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fiscal Year: The fiscal year of Pro-Fac ends on the last Saturday in June. Fiscal year 2008 comprised 52 weeks. Fiscal year 2007 comprised 53 weeks.

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

Cash and cash equivalents consisted of:
	June 28,	June 30,
(Dollars in Thousands)	2008	2007

Checking accounts	$4,149	$4,582
Money market accounts	26,248	0

	$30,397	$4,582

Accounts Receivable, Trade: The Cooperative provides credit in the normal course of business to the majority of its third-party customers. The Cooperative performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. When necessary, the Cooperative maintains allowances for doubtful customer accounts for estimated losses resulting from the inability of its customers to make required payments based on prior experience. There was no allowance for doubtful accounts at June 28, 2008 or June 30, 2007.

Inventory: The Cooperative supplies cherries to another cooperative that markets the cherries. Title remains with Pro-Fac until the inventory is sold to third parties. Inventory and an equal amount due member-growers is recorded at the lower of estimated cost or market value. The Cooperative also holds minor amounts of other commodities as inventory.

Fixed Assets, Net: Fixed assets, which consist of office and computer equipment, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.

Investment in Birds Eye Holdings, LLC: The Cooperative accounts for its investment in Holdings LLC under the cost method of accounting. Under the cost method, the Cooperative’s share of earnings or losses is not included in the Cooperative’s balance sheet or statement of operations and the Cooperative does not record its proportionate share of other comprehensive income and loss items of Holdings LLC. As a result of the $120.1 million distribution received from Holdings LLC during the first quarter of fiscal year 2008, Pro-Fac’s recorded investment in Holdings LLC was reduced to zero. However, Pro-Fac continues to own an approximately 40% interest in Holdings LLC through its ownership of Class B common units.

Investment in Farm Fresh First, LLC: Pro-Fac owns a 5.55% membership interest in Farm Fresh First, LLC (“Farm Fresh”) and has entered into an agricultural services agreement with Farm Fresh. Under the services agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not subject to existing supply agreements. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them, including three members of Pro-Fac’s Board of Directors who own their interests indirectly through affiliated entities and who serve as directors on the Farm Fresh board of directors. Pro-Fac accounts for this investment using the cost method. Accordingly, distributions of earnings are reported as income and distributions that represent a return of capital reduce the carrying value of the related investment. Pro-Fac received $20,000 in distributions from Farm Fresh in fiscal year 2008, which was reported as other income. No distributions were received from Farm Fresh in fiscal year 2007.

Revenue Recognition: Under the provisions of Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent", the Cooperative records activity among Birds Eye Foods and other customers, itself, and its members on a net basis. For transactions in which the Cooperative acts as a principal rather than an agent, sales and cost of sales are reported.

Margin on Delivered Product: The Cooperative negotiates certain sales transactions on behalf of its members which result in margin being earned by the Cooperative.

Commercial Market Value Adjustment: Pro-Fac’s bylaws permit its Board of Directors to reduce amounts paid to its members for product delivered by its members through Pro-Fac as necessary to fund the operations of Pro-Fac and to establish reserves as the Board of Directors deems fair and reasonable. No amount was withheld in fiscal year 2008 or 2007.

Gain from Transaction with Birds Eye Foods, Inc and Related Agreements: In connection with the Transaction, Pro-Fac and Birds Eye Foods entered into a termination agreement (the “Termination Agreement”), pursuant to which the 1994 marketing and facilitation agreement between Pro-Fac and Birds Eye Foods was terminated, and in consideration of such termination, Pro-Fac was entitled to the payment of a termination fee of $10.0 million per year for five years with the last $2.0 million installment received in July 2007.

Payments under the Termination Agreement were considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement representing Pro-Fac’s continuing ownership percentage was recorded as an adjustment to Pro-Fac’s investment in Holdings LLC. The remaining portion of the payments was recognized as additional gain on the Transaction with Birds Eye Foods in the period it was received. Accordingly, in fiscal 2008 and 2007, Pro-Fac recognized approximately $1.2 million and $4.8 million, respectively, as additional gain from the receipt of the termination payments.

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

Contract Termination Receipts and Payments: During fiscal year 2008, Pro-Fac was notified that, due to closure of a processing plant by a customer, the customer would no longer be purchasing product specified under the terms of a raw product supply agreement. On April 14, 2008, Pro-Fac entered into a settlement agreement and release with the customer. In consideration of the termination of the raw product supply agreement, Pro-Fac received a payment of approximately $1.4 million.

Subsequently, Pro-Fac agreed to make contract termination payments totaling approximately $1.0 million to member-growers who would no longer be supplying raw product to the customer. Pro-Fac also redeemed approximately $348,000 of common stock of those member-growers representing approximately 56% of shares owned by those members.

Shortfall Payments: Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods determines the amount of crops which it will acquire from Pro-Fac for each crop year. If the amount to be purchased by Birds Eye Foods during a particular crop year does not meet (i) a defined crop amount and (ii) a defined target percentage of Birds Eye Foods’ needs for each particular crop, then certain shortfall payments will be made by Birds Eye Foods to Pro-Fac. The defined crop amounts and targeted percentages were set based upon the needs of Birds Eye Foods in the 2002 crop year (fiscal 2003). The shortfall payment provisions include a maximum shortfall payment for each crop. During fiscal year 2008, Pro-Fac ascertained that Birds Eye Foods had not met purchasing targets for two crops. As a result, Pro-Fac expects to receive a total of $370,000 in shortfall payments; $215,000 in fiscal year 2009 and $155, 000 in fiscal year 2010.

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

The Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage proceeds for fiscal year 2008 or 2007.

Income Taxes: The Cooperative qualifies for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative's taxable income for periods after August 19, 2002. The Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal years ended June 28, 2008 or June 30, 2007.

The Cooperative intends to surrender its tax exempt status effective for fiscal year 2009. This action is not expected to have a material impact on Pro-Fac’s operations or income tax liabilities.

A deferred income tax asset has not been recognized on the excess of the tax basis over the recorded financial statement value of the investment in Holdings LLC of approximately $76.4 million. This asset would only be realized upon the sale of the investment based on the proceeds received or receipt of a distribution representing a return of capital, which was not considered probable at June 28, 2008 or June 30, 2007. During fiscal year 2008, Pro-Fac received a $120.1 million distribution from Holdings LLC. Approximately $10.1 million of the distribution is expected to be a taxable dividend. This amount is $106.5 million less than the amount reported as income for financial statement purposes, resulting in a reduction of the excess of tax basis over the recorded financial statement basis in Pro-Fac’s investment in Holdings LLC. The remaining amount of the distribution represents a return of capital. Pro-Fac could not reasonably estimate this allocation at June 30, 2007. Because the distribution occurred subsequent to June 30, 2007, and because the portion of the distribution representing a return of capital could not be reasonably estimated, no deferred tax asset related to the portion of the distribution which may represent a return of capital was recorded at June 30, 2007.

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

Disclosures About Fair Value of Financial Instruments: The following methods and assumptions were used by the Cooperative in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable: The carrying amount approximates fair value because of the short maturity of these instruments.

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

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Cooperative adopted FIN 48 in the first quarter of fiscal 2008. Adoption of FIN 48 had no material impact on the Cooperative’s financial statements.

In February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, (“FAS 159”), was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The Cooperative may adopt the provisions of FAS 159 in fiscal 2009, but has not yet begun to evaluate the effects, if any, of adoption in its financial statements.

NOTE 2.      AGREEMENTS WITH BIRDS EYE FOODS

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements effective as of August 19, 2002, including the following:

Termination Agreement: Pro-Fac and Birds Eye Foods entered into the Termination Agreement, pursuant to which, among other things, the 1994 marketing and facilitation agreement between Pro-Fac and Birds Eye Foods was terminated and, in consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years. The last $2.0 million installment was received on July 3, 2007.

Amended and Restated Marketing and Facilitation Agreement: Birds Eye Foods, a significant Pro-Fac customer, buys mainly fruits from Pro-Fac pursuant to the terms of the Amended and Restated Marketing and Facilitation Agreement dated August 19, 2002, between Pro-Fac and Birds Eye Foods. Birds Eye Foods pays Pro-Fac the CMV of the crops supplied Birds Eye Foods in installments corresponding to the dates payment is made by Pro-Fac to its members for the delivered crops. Birds Eye Foods also provides Pro-Fac services under the Amended and Restated Marketing and Facilitation Agreement relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members.

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

NOTE 3.      LONG-TERM DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a credit agreement, dated August 19, 2002, which was amended on March 28, 2007, (the “Credit Agreement”), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the “Credit Facility”). The maximum amount was reduced by $1.0 million per year, if not borrowed. The Credit Agreement expired on November 20, 2007. At June 30, 2007, Pro-Fac owed $1.1 million, including accrued interest at 10 percent. Pro-Fac repaid this amount in fiscal year 2008.

Lines of Credit: The Cooperative may borrow up to $2.0 million from M&T Bank under the terms of the M&T Line of Credit. As of June 28, 2008 and June 30, 2007, no amount was outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at 75 basis points above the prime rate (prime rate was 5 percent at June 28, 2008) in effect on the day proceeds are disbursed, as announced by M&T Bank, as its prime rate of interest. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. However, the collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

Pro-Fac is a member of another cooperative that markets cherries. As a member of the cooperative, Pro-Fac has entered into a loan agreement with the cooperative that allows Pro-Fac to borrow up to $5 million, limited to the collateral value of inventory owned by Pro-Fac held by the cooperative, at the cooperative’s cost of funds to finance costs related to the cherry inventory including purchase, packing and processing costs. At June 28, 2008, Pro-Fac had borrowing capacity of approximately $500,000; no amounts were outstanding.

NOTE 4.      INCOME TAXES

The Cooperative qualifies for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on its common and preferred stock and distributions of patronage income.

The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative's taxable income for periods after August 19, 2002. The Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal years ended June 28, 2008 or June 30, 2007.

The Cooperative adopted the provisions of FIN 48 in the first quarter of fiscal year 2008. Adoption of FIN 48 had no material impact on the Cooperative’s financial statements.

Interest and penalties related to income taxes, if any, are classified as income tax expense in the Cooperative’s financial statements. No interest or material penalties are included in income taxes for the years ended June 28, 2008 or June 30, 2007. Tax returns for all years after fiscal year 2004 are subject to future examination by tax authorities.

The Cooperative’s tax provision differs from the “expected” tax computed by applying the U.S. Federal corporation income tax rate of 34% to pretax income/(loss) before dividends and allocation of income/(loss) as follows:

	Fiscal Year Ended
(Dollars in Thousands)	June 28,	June 30,
	2008	2007

Computed “expected” tax	$40,715	$1,451
Termination payments	272	1,088
Distribution offset against investment account	1,198	0
Non-taxable portion of distribution	(37,400)	0
Effect of dividends received deduction	(2,747)	0
Dividends paid	(3,073)	(1,794)
Other	10	16

	$(1,025)	$761

NOTE 5.      COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative’s shares authorized, issued, and outstanding at June 28, 2008 and June 30, 2007.

	Par	Shares	Shares Issued and Outstanding
	Value	Authorized	June 28, 2008	June 30, 2007

Common Stock	$5.00	5,000,000	1,700,064	1,769,543
Non-Cumulative Preferred Stock	$25.00	5,000,000	0	26,312
Class A Cumulative Preferred Stock	$1.00	10,000,000	1,773,839	4,929,272
Class B Cumulative Preferred Stock	$1.00	9,500,000	0	0
Class C Cumulative Preferred Stock	$1.00	10,000,000	0	0
Class D Cumulative Preferred Stock	$1.00	10,000,000	0	0
Class E Cumulative Preferred Stock	$1.00	10,000,000	0	0
Class B, Series I 10% Cumulative Redeemable
Preferred Stock	$1.00	500,000	0	0

In the event of liquidation, the relative preference of Pro-Fac’s outstanding securities is as follows: first retains, then cumulated dividends on the Cooperative’s Class A cumulative preferred stock, then all classes of preferred stock, pari passu, then common stock and, finally, special membership interests.

During the quarter ended December 29, 2007, the Cooperative redeemed and cancelled all non-cumulative preferred shares at a cost of approximately $0.7 million and 3,155,433 Class A cumulative preferred shares at a cost of approximately $78.9 million. Transaction costs were approximately $31,000.

While the Cooperative presently has no plans to liquidate, if liquidation were to occur, the order of redemption and the amount required to fully redeem each class outstanding, at June 28, 2008, is as follows:

Amount Required
(Dollars in Thousands)	to Fully Redeem

Class A Cumulative Preferred Stock	$44,346
Common Stock	8,500
Special Membership Interests	21,733

$74,579

Retained Earnings Allocated to Members (“Retains”): Retains arise from patronage income and are allocated to the accounts of members within 8 1/2 months of the end of each fiscal year. For fiscal years 2008 and 2007, no patronage income was retained. Qualified retains are taxable income to the member in the year the allocation is made.

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

During fiscal year 2008, Pro-Fac paid cash dividends totaling $9.1 million on the non-cumulative and Class A cumulative preferred stock, representing $3.3 million of accumulated dividends and $5.8 million of dividends for the year ended June 28, 2008.

The Cooperative’s ability to pay dividends is dependent upon available cash, capital surplus and its future earnings. The Cooperative’s principal use of available cash has been the payment of dividends on its preferred stock and the redemption of its securities. Historically, the $10.0 million annual receipts under the Termination Agreement have been the principal source of cash for payment of dividends with the last $2.0 million installment received in July 2007 and the $120.1 million distribution received from Holdings LLC in July 2007. Although Pro-Fac is a party to the Limited Liability Company Agreement and, as a member of Holdings LLC, is entitled to annual distributions, if made, Holdings LLC has advised Pro-Fac that it will not speculate as to whether distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made.

Using proceeds of a July 2007 distribution from Holdings LLC, the Board of Directors declared and the Cooperative paid dividends on its preferred stock in July and October 2007 and January and April and July 2008. There can be no assurances that Pro-Fac will pay dividends after the payment on October 31, 2008. The declaration of any future dividends is subject to Board action in advance of any such declaration based upon available facts and circumstances at such time.

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

The Board of Directors continues to periodically evaluate Pro-Fac’s business plan. Based upon the assumptions contained in Pro-Fac’s business plan, the Board currently believes that Pro-Fac has sufficient sources of cash to fund its operations at least through the end of fiscal 2013.

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

In January 2003, the Pro-Fac Board of Directors suspended the payment of dividends on the Cooperative’s common stock for an indefinite period of time, and in January 2006 the Board placed a moratorium on Pro-Fac’s repurchase of shares of its common stock from its member-growers. Any repurchases by Pro-Fac of its common stock are subject to pre-approval by the Board. In the fourth quarter of fiscal 2008, the Cooperative repurchased approximately 69,500 of common stock for approximately $348,000 from its member-growers (representing approximately 56% of the common shares owned by those member-growers) with proceeds the Cooperative received in consideration of the termination of a raw product supply agreement by a customer, due to the customer’s closure of its processing plant. Payment to each member-grower was made upon receipt of a release agreement from the member-grower.

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

Historically, when Pro-Fac sold assets, it may have retained certain liabilities for known exposures and provided indemnification to the buyer(s) with respect to future claims for certain unknown liabilities existing, or arising from events occurring, prior to the sale date, including liabilities for taxes, legal matters, environmental exposures, labor contingencies, project liability, and other obligations. Pro-Fac may enter into similar arrangements in the future. Agreements to provide indemnifications may vary in duration, generally for two years for certain types of indemnities, to terms for tax indemnifications that are generally aligned to the applicable statute of limitations for the jurisdiction in which the tax is imposed, and to terms for certain liabilities (i.e., warranties of title and environmental liabilities) that typically do not expire. The maximum potential future payments that the Cooperative could be required to make under agreements of indemnification are (or may be) either contractually limited to a specified amount or unlimited. The maximum potential future payments that the Cooperative could be required to make under agreements of indemnification are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses, which are not estimable. Historically, costs incurred to resolve claims related to agreements of indemnification have not been material to the Cooperative’s financial position, results of operations or cash flows.

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

Rent Commitment: Pro-Fac rents office space through June 2009 at an annual rent of approximately $18,900 (approximately $1,574 per month).

Benefit Plan: Pro-Fac sponsors a 401(k) profit-sharing plan under which its employees may defer a portion of their salary. Pro-Fac contributes an amount equal to 3 percent of each employee’s salary. Pro-Fac may also make additional contributions at Pro-Fac’s sole discretion.

Related Party Transactions: Substantially all purchases are from member-growers of the Cooperative. For fiscal years 2008 and 2007, approximately 29 percent and 81 percent, respectively, of all crops purchased by Pro-Fac from its members were sold to its indirect equity investee, Birds Eye Foods. See Note 2 for additional transactions with Birds Eye Foods.

Pro-Fac is a party to an agricultural services agreement with Farm Fresh, a limited liability company, in which Pro-Fac owns a 5.55% membership interest. Under the services agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not subject to existing supply agreements. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them. Included are three members of Pro-Fac’s Board of Directors, Peter Call, president of Pro-Fac’s Board, Kenneth Mattingly and James Vincent, who are each indirect owners of 5.55% of the membership interest of Farm Fresh (total 16.65%) through affiliated entities. Messrs. Call, Mattingly and Vincent serve on the board of directors of Farm Fresh, and Mr. Call serves as chairman.

During the years ended June 28, 2008 and June 30, 2007, Pro-Fac paid Farm Fresh approximately $210,000 and $97,000, respectively, for services provided. During the year ended June 28, 2008, Farm Fresh paid Pro-Fac $36,000 for consulting services provided by Pro-Fac during the year. In addition, Pro-Fac sold approximately $362,000 of raw product to Farm Fresh during fiscal year 2008. At June 28, 2008, Farm Fresh owed Pro-Fac approximately $362,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, Pro-Fac’s Principal Executive and Principal Financial Officer concluded that Pro-Fac’s disclosure controls and procedures as of June 28, 2008 (the end of the period covered by this Report), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Pro-Fac’s management, including its Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting: Section 404(a) of the Sarbanes-Oxley Act of 2002, requires Pro-Fac’s management to assess the effectiveness of Pro-Fac’s internal controls over financial reporting as of the end of each fiscal year beginning with its fiscal year ended June 28, 2008 and to report, based on that assessment, whether Pro-Fac’s internal control over financial reporting is effective.

Pro-Fac’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Pro-Fac’s management has assessed the effectiveness of Pro-Fac’s internal control over financial reporting as of June 28, 2008. In making this assessment, Pro-Fac used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on Pro-Fac’s assessment, management has concluded that, as of June 28, 2008, Pro-Fac’s internal control over financial reporting was effective.

This annual report of Form 10-K does not include an attestation report of Pro-Fac’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Pro-Fac’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Pro-Fac to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting: There were no changes in Pro-Fac’s internal control over financial reporting identified during the quarter ended June 28, 2008, that materially affected, or are reasonably likely to materially affect, Pro-Fac’s internal control over financial reporting.

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

(1) Mr. Allen W. Overhiser and Mr. Peter R. Call serve as directors of both Birds Eye Foods and Pro-Fac. Messrs. Overhiser and Call serve as the "Pro-Fac Directors" on Birds Eye Foods’ Board of Directors pursuant to the Securityholders Agreement

(2) Members of Pro-Fac's Audit Committee, which is a separately-designated standing Audit Committee established by and among Pro-Fac’s Board of Directors for the purposes of, among other duties, overseeing the accounting and financial reporting processes of Pro-Fac and audits of Pro-Fac’s financial statements. The charter of the Audit Committee is available on the Cooperative’s Investor Relations website www.profaccoop.com/aboutProfac/investor.asp. Mr. Harrington is the Chairman of the Audit Committee. The Board of Directors has determined that Messrs. Harrington, Lipinski and Stotz each qualify as an “audit committee financial expert” as defined in Item 407 of Regulation S-K and that each of the members of the Audit Committee satisfies the independence standards in Section 4200(a)(15) of the NASDAQ listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

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

Stephen R. Wright has been the General Manager of Pro-Fac since March 1995 and was elected as Secretary in June 1999. He became Chief Executive Officer and Chief Financial Officer of Pro-Fac on August 19, 2004. Mr. Wright previously served as Assistant General Manager of Pro-Fac. Mr. Wright also served as Executive Vice President - Investor Relations of Birds Eye Foods from November 6, 1996 to August 19, 2004. He was Secretary of Birds Eye Foods from March 2000 to August 2002. He was Senior Vice President -Procurement of Birds Eye Foods from November 1994 to November 1996 and Vice President - Procurement for Birds Eye Foods from 1990 to November 1994, having served as Director of Commodities and Administration Services for Birds Eye Foods from 1988 to 1990.

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

Joseph Herman has been a Director of Pro-Fac since February 2007 and a member of Pro-Fac since 1987. Mr. Herman is a fruit farmer (Herman Farms; St. Joseph, Michigan).

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

Based upon a review of the copies of such reports, all filing requirements under Section 16(a) applicable to its officers, directors and greater than 10% beneficial owners were complied with, except Mr. Altemus who failed to timely file a Form 4 to report the redemption of shares of Class A cumulative preferred stock on October 31, 2007.

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

Summary Compensation Table

          The table below summarizes the total compensation paid to or earned by Stephen R. Wright, Pro-Fac’s only “Named Executive Officer” during fiscal years 2008 and 2007.

SUMMARY COMPENSATION TABLE

Change in
Pension Value
						Non-Equity	and Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation (2)	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen R. Wright (1)	2008	$163,846	NA	NA	NA	NA	NA	$5,560	$169,406

	2007	$176,539	NA	NA	NA	NA	NA	$5,941	$182,480

(1) The terms of Mr. Wright’s employment are set forth in an employment agreement discussed below under “Employment Agreement – Stephen R. Wright; Potential Payments Upon Termination or Change-in-Control of Pro-Fac”.

(2) Pro-Fac contributions of $4,915 and $5,296, respectively, pursuant to 401(k) Plan and life insurance premiums of $645 and $645, respectively, paid on behalf of Mr. Wright in fiscal years 2008 and 2007.

In accordance with the rules of the Securities and Exchange Commission, the compensation described in this table does not include group life, health, hospitalization, or medical reimbursement benefits received by Mr. Wright under plans that are available generally to all salaried employees of Pro-Fac.

____________

Employment Agreement - Stephen R. Wright; Potential Payments Upon Termination or Change-in-Control of Pro-Fac

Pursuant to an employment agreement entered into on July 30, 2004 with Mr. Wright, as amended, the most recent amendment being as of February 14, 2008, Mr. Wright is employed as the General Manager, Chief Executive Officer and Chief Financial Officer of Pro-Fac, reporting to Pro-Fac's Board of Directors. Mr. Wright’s employment term continues under his employment agreement until terminated by either Pro-Fac or Mr. Wright upon six months prior notice, or as otherwise provided under the employment agreement. The agreement provides for an annualized salary, beginning July 1, 2008, of $200,000 and, effective July 1, 2009, of $210,000 and, effective July 1, 2010 of $220,000. In addition to Mr. Wright’s base salary, beginning with Pro-Fac’s 2009 fiscal year, for each fiscal year that Mr. Wright remains employed by Pro-Fac, Mr. Wright will be paid a cash bonus equal to 10% of the increase, if any, in Pro-Fac’s net income over its net income for the 2008 fiscal year. For purposes of determining the amount of Mr. Wright’s bonus “net income” means Pro-Fac’s margin income less operating expenses, but disregarding interest income and interest expense. The annual bonus, if any, will be paid by September 15 following the end of the fiscal year to which it relates; provided, however, that payment may be delayed in the event the determination of net income for a fiscal year is not available as of such date. Mr. Wright is entitled to participate in employee benefits generally made available to employees of Pro-Fac, including: Pro-Fac’s 401(k) plan pursuant to which Pro-Fac contributes 3% of Mr. Wright's earned compensation; term life insurance; short-term and long-term disability insurance; personal accident insurance and accidental death and dismemberment insurance. All participants in the 401(k) plan are 100% vested in amounts contributed by Pro-Fac. In addition to the term life insurance provided to all Pro-Fac employees, Pro-Fac provides Mr. Wright with an additional $250,000 in life insurance benefits.

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

Potential Payments Upon Termination or Change-in-Control.

Either Mr. Wright or Pro-Fac, subject to the rights and obligations set forth in the employment agreement, including proper notice, may terminate Mr. Wright's employment. Pro-Fac is obligated to pay Mr. Wright his salary plus benefits for the remainder of the month in which such termination becomes effective and for a period of six (6) months thereafter in the event Mr. Wright's employment is terminated by Pro-Fac for any reason other than "for cause" (as such term is defined in the employment agreement), on account of disability, or on account of death.

The table below reflects the amount of compensation payable to Mr. Wright upon voluntary termination, “for cause” termination, “without cause” termination, termination upon cessation or dissolution or following a change-in-control and in the event of his disability or death is shown below. The amounts shown assume that such termination was effective as of June 28, 2008, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to Mr. Wright upon his termination. The actual amounts to be paid out can only be determined at the time of Mr. Wright’s separation from Pro-Fac.

	“Without Cause”		For Cause or by Executive	Disability	Cessation or Dissolution		Death		Change in Control

Salary	$80,890	(1)	$0	$0	$80,890	(1)	$40,890	(2)	$80,890	(1)
Health insurance (3)	4,442		0	0	4,442		0		4,442
Total	$85,332		$0	$0	$85,332		$40,890		$85,332

(1)	Salary is for a period of 6-months after termination.
(2)	Salary for a period of 3-months after death.
(3)	Reflects the cost to Pro-Fac of continuing health benefits for a period of six months after termination.

Severance Plan.

In July 2007, Pro-Fac established a Severance Plan for all of its employees, including Mr. Wright. The purpose of the plan is to provide an incentive to Pro-Fac’s employees to continue their employment in the event of a transaction in which Pro-Fac’s investment in the units of ownership of Holdings, LLC is converted to cash or cash equivalents. If certain cash or cash equivalent proceed thresholds are met, then a minimum of $100,000 ($25,000, individual, minimum) and a maximum of $200,000 ($50,000, individual, maximum) will be paid to, and allocated equally among, those Pro-Fac employees who are or have remained as employees of Pro-Fac for a period of not less than six months after the transaction.

Directors' Compensation

The table below sets forth the total compensation earned by or awarded to directors who served on our Board during fiscal year 2008. No employee serves on the Pro-Fac Board.

	Fees				Change in Pension
	Earned or			Non-Equity	Value and Non-
	Paid	Stock	Option	Incentive Plan	Qualified Deferred	All Other
Name	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total ($)
Member-Directors, other than
Director Call(1)	$11,500	$0	$0	$0	$0	$0	$126,500
Peter R. Call, Chairman of
Board(2)	18,500	0	0	0	0	0	18,500
Independent, Non-Member
Directors(3)	30,000	0	0	0	0	0	90,000

(1) Annual retainer paid to Pro-Fac member-directors: Charles R. Altemus, Kenneth A. Dahlstedt, Robert Debadts, Bruce R. Fox, Joseph Herman, Steven D. Koinzan, Kenneth A. Mattingly, Allan W. Overhiser, Paul Roe, Darell Sarff and James Vincent.

(2) Annual retainer paid to Mr. Call as Chairman of the Board of Directors of Pro-Fac.

(3) All non-member-grower directors of Pro-Fac: Cornelius D. Harrington, Jr., William J. Lipinski and Frank M. Stotz.

________________

Directors are not paid additional compensation for serving on a standing committee of the Board of Directors or for their participation in special assignments in their capacity as directors. All directors receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of the Board. During fiscal year 2008, Pro-Fac increased fees paid to directors. In fiscal year 2009 the full year impact of this increase will be reflected. Annual member director fees for fiscal year 2009 will be $15,000 for each of the 11 member-directors, which does not include Board Chairman Peter Call; $25,000 for the Chairman of the Board; and $40,000 for each of three independent, non-member directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information regarding the beneficial ownership, as of June 28, 2008, by (i) each person or entity (including any group) who is known by Pro-Fac to own beneficially more than 5 percent of Pro-Fac’s common stock (voting securities) and (ii) each Pro-Fac director, each Named Executive Officer included in the Summary Compensation Table, and all directors and current executive officers as a group, as to each class of securities of Pro-Fac.

		Amount and Nature of		Percent of
Name and Address	Title of Class	Beneficial Ownership(a)		Class(b)

Beneficial Owner of More than 5%*:

Michigan Blueberry Growers Association	Common	116,400		6.85%
P.O. Box 322	Class A Cumulative Preferred	3,113		0.18%
Grand Junction, MI 49056

* Pro-Fac members are only entitled to one vote regardless of the number of shares of common stock owned.
		Amount and Nature of		Percent of
Name	Title of Class	Beneficial Ownership(a)		Class(b)

Charles R. Altemus	Common	21,007	(v)	1.24%
	Class A Cumulative Preferred	879	(v)	0.05%

Peter R. Call	Common	41,812	(d)	2.46%
	Class A Cumulative Preferred	9,783	(d)	0.55%
	Class A Cumulative Preferred	5,109	(e)	0.29%
	Class A Cumulative Preferred	1,929	(f)	0.11%
	Class A Cumulative Preferred	3,656		0.21%
	Class A Cumulative Preferred	615	(g)	0.03%
	Class A Cumulative Preferred	1,366	(h)	0.08%

Kenneth A. Dahlstedt	Common	3,254	(x)	0.19%
	Common	812	(i)(x)	0.05%
	Class A Cumulative Preferred	884		0.05%
	Class A Cumulative Preferred	379	(i)	0.02%

Robert DeBadts	Common	12,737	(j)	0.75%
	Class A Cumulative Preferred	4,853	(j)	0.27%
	Class A Cumulative Preferred	218	(k)	0.01%

Bruce R. Fox	Common	11,315	(l)	0.67%
	Common	240	(m)	0.01%
	Class A Cumulative Preferred	3,382	(l)	0.19%
	Class A Cumulative Preferred	3,436	(n)	0.19%
	Class A Cumulative Preferred	390		0.02%
	Class A Cumulative Preferred	455	(o)	0.02%

Cornelius D. Harrington, Jr.	None

Joseph Herman	Common	4,092	(w)	0.24%

Steven D. Koinzan	Common	11,184	(x)	0.66%
	Class A Cumulative Preferred	3,027		0.17%
	Class A Cumulative Preferred	89	(p)	0.01%

William J. Lipinski	None

Kenneth A. Mattingly	Common	13,958	(q)	0.82%
	Class A Cumulative Preferred	5,474	(q)	0.31%

Allan W. Overhiser	Common	3,258	(r)	0.19%
	Class A Cumulative Preferred	897	(r)	0.05%

Paul E. Roe	Common	24,907	(s)	1.47%
	Class A Cumulative Preferred	3,947	(s)	0.22%

Darell Sarff	Common	2,616		0.15%
	Class A Cumulative Preferred	993		0.06%

Frank M. Stotz	None

James Vincent	Common	24,028	(t)	1.41%
	Common	1,496	(u)	0.09%
	Class A Cumulative Preferred	2,811	(u)	0.16%

Stephen R. Wright	Class A Cumulative Preferred	516		0.03%

All directors and current executive
officers as a group (16)	Common	176,716		10.39%
	Class A Cumulative Preferred	55,088		3.11%

(a)	Certain of the directors named above may have the opportunity, along with the other Pro-Fac members producing a specific crop, to acquire beneficial ownership of additional shares of the common stock of Pro-Fac within a period of approximately 60 days, commencing each year on February 1, if Pro-Fac determines that a permanent change is required in the total quantity of that particular crop.
(b)	Based on 1,700,064 shares of common stock and 1,773,839 shares of Class A Cumulative Preferred stock outstanding as of June 28, 2008. In the above table, each director who has direct beneficial ownership of common or preferred shares by reason of being the record owner of such shares has sole voting and investment power with respect to such shares, while each director who has direct beneficial ownership of common or preferred shares as a result of owning such shares as a joint tenant has shared voting and investment power regarding such shares. Each director who has indirect beneficial ownership of common or preferred shares resulting from his status as a shareholder, member or a partner of a corporation, limited liability company or partnership which is the record owner of such shares has sole voting and investment power if he controls such corporation, limited liability company or partnership. If he does not control such corporation, limited liability company or partnership, he has shared voting and investment power. Pro-Fac does not believe that the percentage ownership of any such corporation, limited liability company or partnership by a director is material, since in the aggregate no director beneficially owns in excess of 5 percent of either the common or preferred shares of Pro-Fac. Moreover, Pro-Fac members are only entitled to one vote regardless of the number of shares of common stock owned.
(d)	Record ownership by My-T Acres, Inc.
(e)	Record ownership by My-T Acres, Inc. Employee Profit Sharing Plan
(f)	Record ownership by Call Farms, Inc.
(g)	Record ownership by Julie Call, Mr. Call’s spouse
(h)	Record ownership by Casey Call, minor child of Peter R. Call
(i)	Record ownership by Ag-Pro, Inc.
(j)	Record ownership by Lake Breeze Fruit Farm, Inc.
(k)	Record ownership jointly with spouse
(l)	Record ownership by N.J. Fox & Sons, Inc.; 2,663 common shares pledged as security
(m)	Record ownership by AEBIG Apple LLC
(n)	Record ownership by Kathleen Fox, Mr. Fox’s spouse
(o)	Record ownership by Bruce Fox IRA
(p)	Record ownership by Steven and Lois Koinzan, jointly
(q)	Record ownership by M-B Farms, Inc.; all common shares pledged as security
(r)	Record ownership by A.W. Overhiser Orchards
(s)	Record ownership by Roe Acres, Inc.
(t)	Record ownership by L-Brooke Farms, LLC; all common shares pledged as security
(u)	Record ownership by L-Brooke Farms, Inc.; all common shares pledged as security
(v)	Record ownership by Charles and Mildred Altemus, jointly
(w)	Record ownership by Joseph and Susan Herman
(x)	Pledged as security

ITEM 13.	TRANSACTIONS WITH RELATED PERSONS AND DIRECTOR INDEPENDENCE

Crop Delivery Agreements: Each year Pro-Fac enters into crop delivery agreements with its member-growers pursuant to which the member-growers agree to deliver a specified type and quantity (tonnage) of crop(s) to Pro-Fac at crop values based on CMV of the crop(s) to be delivered, as determined by Pro-Fac’s commercial market value committee for the growing season.

In fiscal year 2008 and 2007, Pro-Fac entered into crop delivery agreements with the following Pro-Fac member-grower Directors, directly or indirectly through entities owned or controlled by them: Charles R. Altemus, Dale W. Burmeister, Peter R. Call, Kenneth A. Dahlstedt, Robert DeBadts, Bruce R. Fox, Joseph Herman, Steven D. Koinzan, Kenneth A. Mattingly, Allan W. Overhiser, Paul E. Roe, Darell Sarff and James Vincent.

Purchase of Crops by Pro-Fac: Pro-Fac members sell crops grown by them to Pro-Fac pursuant to supply agreements between Pro-Fac and its members. Pro-Fac, in turn, markets and sells its members' crops to its customers. The Directors of Pro-Fac, other than Cornelius D. Harrington, Frank M. Stotz and William J. Lipinski, are grower-members of Pro-Fac. Accordingly, during fiscal year 2008 and 2007, as grower-members of the Cooperative, they received payments from Pro-Fac for crops delivered by them directly or indirectly through entities owned or controlled by them.

During fiscal years 2008 and 2007, the following directors, directly or indirectly through entities owned or controlled by them, received payments from Pro-Fac for crops:

(Dollars in Thousands)

	RELATIONSHIP	PAYMENTS RECEIVED	PAYMENTS RECEIVED
NAME	TO PRO-FAC	2008	2007

Charles R. Altemus	Director	$0	$599
Dale W. Burmeister	Director	0	319
Peter R. Call	Director and President	3,167	2,118
Kenneth A. Dahlstedt	Director	172	368
Robert DeBadts	Director	636	405
Bruce R. Fox	Director	259	265
Joseph Herman	Director	70	94
Steven D. Koinzan	Director and Vice President	1,252	719
Kenneth A. Mattingly	Director	1,330	754
Allan W. Overhiser	Director, Vice President and Treasurer	86	156
Paul E. Roe	Director	610	588
Darell Sarff	Director	177	43
James Vincent	Director	2,000	1,246

In addition, under the Farm Fresh First Services Agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for crops grown by Pro-Fac member-growers located in New York State. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them. Included are three members of Pro-Fac’s Board of Directors, Peter Call, Chairman of Pro-Fac's Board, Kenneth Mattingly and James Vincent, who are each indirect owners of 5.55% of the membership interest of Farm Fresh (total 16.65%) through affiliated entities. Messrs. Call, Mattingly and Vincent also serve on the board of directors of Farm Fresh; Mr. Call as its chairman. For fiscal years 2008 and 2007, Pro-Fac paid Farm Fresh approximately $210,000 and $97,000, respectively, for services provided. During the year ended June 28, 2008, Farm Fresh paid Pro-Fac $36,000 for consulting services provided by Pro-Fac during the year. In addition, Pro-Fac sold approximately $362,000 of raw product to Farm Fresh during fiscal year 2008. At June 28, 2008, Farm Fresh owed Pro-Fac approximately $362,000.

Pro-Fac, Stephen R. Wright, Pro-Fac’s Chief Executive Officer, Chief Financial Officer, General Manager and Secretary, together with others continue as parties to the Securityholders Agreement and Limited Liability Company Agreement because of their ownership of common units of Holdings LLC. As of June 28, 2008, Mr. Wright owned approximately 553 Class C common units, representing approximately 3.3 percent of the issued and outstanding Class C common units and approximately 379 Class D common units, representing approximately 1.9 percent of the issued and outstanding Class D common units of Holdings LLC. Mr. Wright owns less than 1.0 percent of the total equity of Holdings LLC.

Directors’ and Officers’ Liability Insurance: As authorized by New York law and in accordance with the policy of that state, the Cooperative has obtained insurance from Cincinnati Insurance Companies and U.S. Specialty insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative. This insurance has terms expiring on August 19, 2009, at an annual cost of approximately $141,900. Additionally, the Cooperative had obtained insurance from St. Paul Mercury Insurance Company and Great American Insurance Company, insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative for events occurring prior to August 19, 2002 where claims are submitted prior to August 19, 2008 at a cost of approximately $463,000. This insurance expired on August 19, 2008. As of the date of this Report, no sums have been paid to any officers or directors of the Cooperative under either of these indemnification insurance policies.

As an agricultural cooperative, Pro-Fac is exempt from NASDAQ listing standards requiring that a majority of our board of directors be comprised of independent directors and that our committee members, other than members of our audit committee, be independent under NASDAQ Rule 4200.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Auditor for Fiscal Year 2008 and 2007: The following table shows the aggregate fees billed for audit and other services provided by Deloitte & Touche LLP through and including the first quarter of fiscal year 2007 and Freed, Maxick & Battaglia thereafter:

	2008	2007

Audit Fees	$62,480	$81,025
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$62,480	$81,025

Audit Fees: This category includes the audit of Pro-Fac’s annual financial statements, review of financial statements included in Pro-Fac’s Form 10-Q quarterly reports, and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the above fiscal years.

Audit-Related Fees: This category consists of assurance and related services provided by Pro-Fac’s independent auditors that are reasonably related to the performance of the audit or review of Pro-Fac’s financial statements and are not otherwise reported above under “Audit Fees.” Tax Fees: This category consists of professional services rendered by Pro-Fac’s independent auditors in connection with tax compliance, tax advice and tax planning activities.

All Other Fees: This category consists of fees for services and products provided to Pro-Fac by its independent auditors and not reported under “Audit Fees”, “Audit-Related Fees” or “Tax Fees” above.

Audit Committee Pre-Approval Policy: The Audit Committee pre-approves all auditing services and permitted non-auditing services (including the fees and terms of such services).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.	Financial Statements. The following Financial Statements and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

Page
Pro-Fac Cooperative, Inc.
Report of Independent Registered Public Accounting Firm	14
Financial Statements:
Statements of Operations, Allocation of Net Income
for the years ended June 28, 2008 and June 30, 2007	15
Balance Sheets as of June 28, 2008 and June 30, 2007	16
Statements of Cash Flows for the years ended June 28, 2008 and June 30, 2007	17
Statements of Changes in Shareholders’ and Members’ Capitalization/(Deficit) and Redeemable and Common Stock
for the years ended June 28, 2008 and June 30, 2007	18
Notes to Financial Statements	19

2.	See Item 15(c) below.

3.	Exhibits. The following exhibits are filed herein or have been previously filed with the Securities and Exchange Commission:

	Exhibit Number		Description

		2.1	Unit Purchase Agreement (filed as Exhibit 2.1 to Pro-Fac’s Form 8-K filed June 21, 2002 and incorporated herein by reference).

		3.1	Restated Certificate of Incorporation of Pro-Fac, dated August 19, 2002 (filed as Exhibit 3.1 to Pro-Fac Form 10-K for the fiscal year ended June 29, 2002 and incorporate herein by reference).

		3.2	Bylaws of Pro-Fac Cooperative, Inc. as amended January 25, 2007, (filed as Exhibit 3.(ii) to Pro-Fac’s Current Report on Form 8-K with the Securities and Exchange Commission on January 31, 2007 and incorporated herein by reference).

		10.1	Amended and Restated Marketing and Facilitation Agreement dated August 19, 2002 between Pro-Fac and Birds Eye Foods (filed as Exhibit 99.4 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

		10.2	Termination Agreement dated August 19, 2002 between Pro-Fac and Birds Eye Foods (filed as Exhibit 99.3 to Pro- Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

		10.3	Raw Product Supply Agreement with Seneca Foods Corporation (filed as Exhibit 10.22 to Pro-Fac's Annual Report on Form 10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference).

		10.4	Securityholders Agreement dated August 19, 2002 among Birds Eye Holdings LLC, Pro-Fac, Vestar/Agrilink Holdings LLC and others (filed as Exhibit 99.7 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

		10.5	Amendment No. 1 to the Securityholders Agreement dated August 30, 2003 among Birds Eye Holdings, LLC, Pro- Fac Cooperative, Inc., Vestar/Agrilink Holdings, LLC, and others (filed as Exhibit 10.7 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003 and incorporated herein by reference).

		10.6	Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC dated August 19, 2002 among Birds Eye Holdings LLC, Pro-Fac, Vestar/Agrilink Holdings and others (filed as Exhibit 99.8 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

		10.7	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC (filed as Exhibit 10.10 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003 and incorporated herein by reference).

		10.8	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of Holdings LLC (filed as Exhibit 10.10 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 26, 2004 and incorporated herein by reference).

		10.9	Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC (filed as Exhibit 10.11 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 24, 2006 and incorporated herein by reference).

		10.10	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC (filed as Exhibit 10.12 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 24, 2006 and incorporated herein by reference).

		10.11	Amendment No.5 to Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC (filed as Exhibit 10.13 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007).

	*	10.12	Employment Agreement between Pro-Fac and Stephen R. Wright dated July 30, 2004 (filed as Exhibit 10.12 to Pro- Fac’s Annual Report on Form 10-K for the fiscal year ended June 26, 2004 and incorporated herein by reference).

*	10.13	Extension and Amendment to Employment Agreement between Pro-Fac and Stephen R. Wright dated March 23, 2006 (filed as Exhibit 10.1 to Pro-Fac’s Quarterly Report on Form 10-Q for the third fiscal quarter ended March 25, 2006 and incorporated herein by reference).

*	10.14	Employment Agreement Extension between Pro-Fac and Stephen R. Wright effective February 14, 2008 (filed herewith).

*	10.15	Summary of Compensation Arrangements for the Cooperative’s Named Executive Officer and Directors (filed herewith).

*	10.16	Pro-Fac Cooperative, Inc. Severance Plan (filed as Exhibit 10.17 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007).

	10.17	Amendment to Agreements - Credit Agreement dated August 19, 2002 and Termination Agreement dated August 19, 2002 - between Pro-Fac Cooperative, Inc. and Birds Eye Foods, Inc., dated March 28, 2007 (incorporated by reference to Exhibit 10.1 to Pro-Fac Cooperative, Inc.’s Current Report on Form 8-k filed with the Securities and Exchange Commission on March 29, 2007).

	10.18	Services Agreement dated April 13, 2007 between Pro-Fac Cooperative, Inc. and Farm Fresh First, LLC (incorporated by reference to Exhibit 10.1 to Pro-Fac Cooperative’s Current Report on Form 8-K filed with Securities and Exchange Commission on April 17, 2007).

	10.19	Raw Product Supply Agreement dated April 17, 2007 between Pro-Fac Cooperative, Inc. and Allens, Inc. (incorporated by reference to Exhibit 10.1 to Pro-Fac Cooperative’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2007).

	31	Section 302 Certification of the Principal Executive Officer and Principal Financial Officer (filed herewith).

	32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 USC, Section 1350, as adopted pursuant to Section 906 (filed herewith).

*Management contracts or compensatory plans or arrangements.

(b)	See Item 15(a)(3) above.
(c)	Financial schedules are omitted because they are either not applicable or not required, or the required information is shown in the financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-FAC COOPERATIVE, INC.

Date: September 25, 2008	BY:	/s/	Stephen R. Wright
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

	SIGNATURE	TITLE	Date

/s/	Peter R. Call	President and Director	September 25, 2008
(PETER R. CALL)

/s/	Allan W. Overhiser	Vice President, Treasurer and	September 25, 2008
Director
(ALLAN W. OVERHISER)

/s/	Steven D. Koinzan	Vice President and Director	September 25, 2008
(STEVEN D. KOINZAN)

/s/	Bruce R. Fox	Director	September 25, 2008
(BRUCE R. FOX)

/s/	Charles R. Altemus	Director	September 25, 2008
(CHARLES R. ALTEMUS)

/s/	Kenneth A. Dahlstedt	Director	September 25, 2008
(KENNETH A. DAHLSTEDT)

/s/	Robert DeBadts	Director	September 25, 2008
(ROBERT DeBADTS)

/s/	Cornelius D. Harrington, Jr.	Director	September 25, 2008
(CORNELIUS D. HARRINGTON, JR.)

/s/	William J. Lipinski	Director	September 25, 2008
(WILLIAM J. LIPINSKI)

/s/	Joseph Herman	Director	September 25, 2008
(JOSEPH HERMAN)

/s/	Kenneth A. Mattingly	Director	September 25, 2008
(KENNETH A. MATTINGLY)

/s/	Paul E. Roe	Director	September 25, 2008
(PAUL E. ROE)

/s/	Darell Sarff	Director	September 25, 2008
(DARELL SARFF)

/s/	Frank M. Stotz	Director	September 25, 2008
(FRANK M. STOTZ)

/s/	James Vincent	Director	September 25, 2008
(JAMES VINCENT)

/s/	Stephen R. Wright	General Manager, Chief Executive	September 25, 2008
	(STEPHEN R. WRIGHT)	Officer, Chief Financial Officer
and Secretary
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

Exhibit Index

	Exhibit Number	Description

	2.1	Unit Purchase Agreement (filed as Exhibit 2.1 to Pro-Fac’s Form 8-K filed June 21, 2002 and incorporated herein by reference).

	3.1	Restated Certificate of Incorporation of Pro-Fac, dated August 19, 2002 (filed as Exhibit 3.1 to Pro-Fac Form 10-K for the fiscal year ended June 29, 2002 and incorporate herein by reference).

	3.2	Bylaws of Pro-Fac Cooperative, Inc. as amended January 25, 2007, (filed as Exhibit 3.(ii) to Pro-Fac’s Current Report on Form 8-K with the Securities and Exchange Commission on January 31, 2007 and incorporated herein by reference).

	10.1	Amended and Restated Marketing and Facilitation Agreement dated August 19, 2002 between Pro-Fac and Birds Eye Foods (filed as Exhibit 99.4 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

	10.2	Termination Agreement dated August 19, 2002 between Pro-Fac and Birds Eye Foods (filed as Exhibit 99.3 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

	10.3	Raw Product Supply Agreement with Seneca Foods Corporation (filed as Exhibit 10.22 to Pro-Fac's Annual Report on Form 10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference).

	10.4	Securityholders Agreement dated August 19, 2002 among Birds Eye Holdings LLC, Pro-Fac, Vestar/Agrilink Holdings LLC and others (filed as Exhibit 99.7 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

	10.5	Amendment No. 1 to the Securityholders Agreement dated August 30, 2003 among Birds Eye Holdings, LLC, Pro-Fac Cooperative, Inc., Vestar/Agrilink Holdings, LLC, and others (filed as Exhibit 10.7 to Pro- Fac’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003 and incorporated herein by reference).

	10.6	Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC dated August 19, 2002 among Birds Eye Holdings LLC, Pro-Fac, Vestar/Agrilink Holdings and others (filed as Exhibit 99.8 to Pro-Fac's Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

	10.7	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC (filed as Exhibit 10.10 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003 and incorporated herein by reference).

	10.8	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of Holdings LLC (filed as Exhibit 10.10 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 26, 2004 and incorporated herein by reference).

	10.9	Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC (filed as Exhibit 10.11 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 24, 2006 and incorporated herein by reference).

	10.10	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC (filed as Exhibit 10.12 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 24, 2006 and incorporated herein by reference).

	10.11	Amendment No.5 to Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC (filed as Exhibit 10.13 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007).

*	10.12	Employment Agreement between Pro-Fac and Stephen R. Wright dated July 30, 2004 (filed as Exhibit 10.12 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 26, 2004 and incorporated herein by reference).

*	10.13	Extension and Amendment to Employment Agreement between Pro-Fac and Stephen R. Wright dated March 23, 2006 (filed as Exhibit 10.1 to Pro-Fac’s Quarterly Report on Form 10-Q for the third fiscal quarter ended March 25, 2006 and incorporated herein by reference).

*	10.14	Employment Agreement Extension between Pro-Fac and Stephen R. Wright effective February 14, 2008 (filed herewith).

*	10.15	Summary of Compensation Arrangements for the Cooperative’s Named Executive Officer and Directors (filed herewith).

*	10.16	Pro-Fac Cooperative, Inc. Severance Plan (filed as Exhibit 10.17 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007).

	10.17	Amendment to Agreements - Credit Agreement dated August 19, 2002 and Termination Agreement dated August 19, 2002 - between Pro-Fac Cooperative, Inc. and Birds Eye Foods, Inc., dated March 28, 2007 (incorporated by reference to Exhibit 10.1 to Pro-Fac Cooperative, Inc.’s Current Report on Form 8-k filed with the Securities and Exchange Commission on March 29, 2007).

	10.18	Services Agreement dated April 13, 2007 between Pro-Fac Cooperative, Inc. and Farm Fresh First, LLC (incorporated by reference to Exhibit 10.1 to Pro-Fac Cooperative’s Current Report on Form 8-K filed with Securities and Exchange Commission on April 17, 2007).

	10.19	Raw Product Supply Agreement dated April 17, 2007 between Pro-Fac Cooperative, Inc. and Allens, Inc. (incorporated by reference to Exhibit 10.1 to Pro-Fac Cooperative’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2007).

	31	Section 302 Certification of the Principal Executive Officer and Principal Financial Officer (filed herewith).

	32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 USC, Section 1350, as adopted pursuant to Section 906 (filed herewith).

*Management contracts or compensatory plans or arrangements.