Form 10-Q
period 2008-09-27
PRO-FAC COOPERATIVE INC
filed 2008-11-07
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_____________________

Form 10-Q
_____________________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

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

Large accelerated filer _____________	Accelerated filer ________

Non-accelerated filer (Do not check if a smaller reporting company) _______________	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of April 30, 2008.

Common Stock – 1,700,064

FORM 10-Q
For the Quarterly Period Ended September 27, 2008
PRO-FAC COOPERATIVE, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited condensed financial statements of Pro-Fac Cooperative, Inc. (“Pro-Fac” or “the Cooperative”) as of September 27, 2008, and for the three month periods ended September 27, 2008 and September 29, 2007, are presented on the following pages. The financial statements have been prepared in accordance with the Cooperative’s usual accounting policies, are based, in part, on estimates and reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

This Part I also includes management’s discussion and analysis of the Cooperative’s financial condition as of September 27, 2008, and its results of operations for the three month period ended September 27, 2008.

Pro-Fac Cooperative, Inc.
Condensed Statements of Operations
(Unaudited)

(Dollars in Thousands)

	Three Months Ended

	September 27,	September 29,
	2008	2007

Net sales	$331	$847
Cost of sales	(340)	(838)
Gross profit/(loss)	(9)	9
Gain from transaction with Birds Eye Foods, Inc.
and related agreements	0	1,200
Margin on delivered product	86	24
Selling, administrative and general expense	(454)	(441)
Other income	22	9
Operating income/(loss)	(355)	801
Distribution from Holdings LLC	0	116,594
Investment income	156	1,392
Interest expense	0	(3)
Income/(loss) before income taxes	(199)	118,784
Income tax benefit	10	120
Net income/(loss)	$(189)	$118,904

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Balance Sheets
(Unaudited)

(Dollars in Thousands)

ASSETS
	September 27,	June 28,
	2008	2008

Current assets:
Cash and cash equivalents	$19,102	$30,397
Investments	9,710	0
Accounts receivable, trade	23,854	12,702
Accounts receivable from Birds Eye Foods, Inc.	7,389	6,559
Due from Farm Fresh First, LLC	0	273
Income taxes receivable	1,042	1,032
Inventory	2,499	1,121
Prepaid expenses and other current assets	217	86
Total current assets	63,813	52,170

Fixed assets, net	11	12
Account receivable from Birds Eye Foods, Inc., long-term	0	155

Investment in Farm Fresh First, LLC	50	50
Total assets	$63,874	$52,387

LIABILITIES AND SHAREHOLDERS’ AND MEMBERS’ SURPLUS

Current liabilities:
Accounts payable	$412	$383
Other accrued expenses	745	253
Due to Farm Fresh First, LLC	40	0
Amounts due members	33,791	21,914
Total current liabilities	34,988	22,550

Commitments and contingencies (Note 5)

Common stock, par value $5, authorized - 5,000,000 shares; issued
and outstanding 1,700,064 shares	8,500	8,500

Shareholders’ and members’ surplus:
Class A cumulative preferred stock, liquidation preference
$25 per share, authorized 10,000,000 shares; issued and
outstanding 1,773,839 shares	44,346	44,346
Special membership interests	21,733	21,733
Accumulated deficit	(45,693)	(44,742)
Total shareholders’ and members’ surplus	20,386	21,337
Total liabilities and shareholders’ and members’ surplus	$63,874	$52,387

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Three Months Ended

	September 27,	September 29,
	2008	2007

Cash Flows from Operating Activities:
Net income/(loss)	$(189)	$118,904
Adjustments to reconcile net income/(loss) to net
cash provided by/(used in) operating activities:
Depreciation	1	1
Gain from transaction with Birds Eye Foods, Inc. and related agreements	0	(1,200)
Change in assets and liabilities:
Investments	(9,710)	(9,592)
Accounts receivable	(11,729)	(3,388)
Inventory	(1,378)	(1,658)
Accounts payable and other accrued expenses	521	1,637
Accrued income taxes	(10)	(120)
Accrued interest expense	0	(88)
Amounts due members	12,092	3,265
Other assets	(131)	(293)
Net cash provided/(used) by operating activities	(10,533)	107,468

Cash Flows from Investing Activities:
Proceeds from Termination Agreement with Birds Eye Foods, Inc.	0	2,000
Distribution from Holdings LLC classified as a return of capital	0	3,524

Net cash provided by investing activities	0	5,524

Cash Flows from Financing Activities:
Repayment of long-term debt	0	(1,000)
Redemption of retained earnings allocated to members	0	(6,771)
Cash dividends paid	(762)	(5,383)
Net cash used in financing activities	(762)	(13,154)

Net change in cash and cash equivalents	(11,295)	99,838
Cash and cash equivalents at beginning of period	30,397	4,582
Cash and cash equivalents at end of period	$19,102	$104,420

The accompanying notes are an integral part of these condensed financial statements.

PRO-FAC COOPERATIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Pro-Fac Cooperative, Inc. ("Pro-Fac" or the "Cooperative") is a New York agricultural cooperative corporation operating in one segment, the marketing of crops grown by its members.

Basis of Presentation: The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements. Operating results for the interim period ended September 27, 2008, are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 28, 2008.

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

Cash and cash equivalents consisted of:

	September 27,	June 28,
(Dollars in Thousands)	2008	2008
Checking accounts	$4,209	$4,149
Money market accounts	14,893	26,248
	$19,102	$30,397

Investments: The Cooperative invests in commercial paper and bonds that are bought and held principally for the purpose of selling them in the near future. These investments are classified as trading securities and are recorded in current assets at fair value as determined from quoted prices in active markets for identical assets (Level 1) on the balance sheet date. The change in fair value during the period is reported in the Cooperative’s condensed statement of operations included in investment income.

Investments are summarized as follows at September 27, 2008:

		Unrealized	Fair
(Dollars in Thousands)	Cost	Gain	Value

Bonds	$9,706	$4	$9,710

Investment in Birds Eye Holdings, LLC: The Cooperative accounts for its investment in Birds Eye Holdings LLC (“Holdings LLC”), a Delaware limited liability company and indirect parent company of Birds Eye Foods, Inc. (“Birds Eye Foods”) under the cost method of accounting. Under the cost method, the Cooperative’s share of earnings or losses is not included in the Cooperative’s balance sheet or statement of income and the Cooperative does not record its proportionate share of other comprehensive income and loss items of Holdings LLC. As a result of a $120.1 million distribution received from Holdings LLC during the first quarter of fiscal year 2008, Pro-Fac’s recorded investment in Holdings LLC was reduced to zero. However, Pro-Fac continues to own an approximate 40% interest in Holdings LLC through its ownership of Class B common units.

Investment in Farm Fresh First, LLC: Pro-Fac owns a 5.55% membership interest in Farm Fresh First, LLC (“Farm Fresh”) and has entered into an agricultural services agreement with Farm Fresh. Under the services agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not subject to existing supply agreements. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them, including three members of Pro-Fac’s Board of Directors who own their interests indirectly through affiliated entities and who serve as directors on the Farm Fresh board of directors. Pro-Fac accounts for this investment using the cost method. Accordingly, distributions of earnings are reported as income and distributions that represent a return of capital reduce the carrying value of the related investment. No distributions were received in the first quarter of fiscal year 2009.

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

Payments under the Termination Agreement were considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac’s ownership percentage in Holdings LLC was recorded as a reduction to Pro-Fac’s investment in Holdings LLC. The remaining portion of payments received was recognized as additional gain on the Transaction with Birds Eye Foods in the period it was received. Accordingly, in the first quarter of fiscal 2008, Pro-Fac recognized approximately $1.2 million as additional gain from the receipt of termination payments.

Distribution from Holdings LLC: During the first quarter of fiscal year 2008, Pro-Fac received a distribution of approximately $120.1 million from Holdings LLC under the Limited Liability Agreement dated August 19, 2002 with Vestar (as amended from time to time, the “Limited Liability Agreement”). In accordance with the cost method of accounting for the investment in Holdings LLC, distributions of earnings are reported as income and distributions that represent a return of capital reduce the carrying value of the related investment. The portion of the distribution representing a return of capital exceeded the carrying value of the investment resulting in Pro-Fac reducing its investment in Holdings LLC by $3.5 million to zero with the remaining $116.6 million of the distribution recorded as income. No distributions were received in the first quarter of fiscal year 2009.

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

During the first quarter of fiscal year 2008, Pro-Fac received a $120.1 million distribution from Holdings LLC pursuant to the terms of the Limited Liability Company Agreement. Approximately $10.1 million of the amount received is expected to be a taxable dividend, subject to the qualified dividends received deduction, with the remaining amount representing a return of capital.

The Cooperative’s tax basis of its investment in Holdings LLC at June 28, 2008 was $76.4 million. A deferred income tax asset has not been recognized on the estimated excess of the tax basis over the recorded financial statement value of Pro-Fac’s investment in Holdings LLC at September 27, 2008. This asset would only be realized upon the sale of Pro-Fac’s investment based on the proceeds received or receipt of a distribution representing a return of capital, neither of which was expected to occur in the foreseeable future.

New Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157, as amended, defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and accordingly, the Cooperative’s adoption of this standard in the first quarter of fiscal year 2009 is limited to financial assets and liabilities and did not have a material effect on the Cooperative’s financial condition or results of operations. The assets affected by the adoption of SFAS 157 were investments which had a fair value of $9.7 million at September 27, 2008. The Cooperative is currently evaluating the impact of this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on the financial statements upon full adoption.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Cooperative adopted this standard in the first quarter of fiscal year 2009. The adoption did not have a material effect on the Cooperative’s financial condition or results of operation. The Cooperative has not elected to adopt the fair value option method permitted by SFAS No. 159.

NOTE 2.	AGREEMENTS WITH BIRDS EYE FOODS

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements, including the following:

Termination Agreement: Pro-Fac and Birds Eye Foods entered into the Termination Agreement, pursuant to which the 1994 marketing and facilitation agreement between Pro-Fac and Birds Eye Foods was terminated and, in consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years provided that certain ongoing conditions are met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. All of the conditions were met and a final $2.0 million installment was received on July 3, 2007.

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

Lines of Credit: The Cooperative may borrow up to $2.0 million from M&T Bank under the terms of the M&T Line of Credit. As of September 27, 2008, no amount was outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at 75 basis points above the prime rate of M&T Bank (prime rate was 5.00% at September 27, 2008) in effect on the day proceeds are disbursed. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. The collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

Pro-Fac is a member of another cooperative that markets cherries. As a member of the cooperative, Pro-Fac has entered into a loan agreement with the cooperative that allows Pro-Fac to borrow up to $5 million, limited to the collateral value of inventory owned by Pro-Fac held by the cooperative, at the cooperative’s cost of funds to finance costs related to the cherry inventory including purchase, packing and processing costs. At September 27, 2008, Pro-Fac had borrowing capacity of approximately $1.2 million; no amounts were outstanding.

NOTE 4.	COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative’s shares authorized, issued, and outstanding at September 27, 2008.

	Par	Shares	Shares Issued
	Value	Authorized	And Outstanding
Common Stock	$5.00	5,000,000	1,700,064
Non-Cumulative Preferred Stock	$25.00	5,000,000	0
Class A Cumulative Preferred Stock	$1.00	10,000,000	1,773,839
Class B Cumulative Preferred Stock	$1.00	9,500,000	0
Class B, Series I 10% Cumulative Redeemable
Preferred Stock	$1.00	500,000	0
Class C Cumulative Preferred Stock	$1.00	10,000,000	0
Class D Cumulative Preferred Stock	$1.00	10,000,000	0
Class E Cumulative Preferred Stock	$1.00	10,000,000	0

In the event of liquidation, the relative preference of Pro-Fac’s outstanding securities is as follows: first retains (which are described below), then cumulated dividends on the Cooperative’s Class A cumulative preferred stock, then all classes of preferred stock, pari passu, then common stock and, finally, special membership interests (which are described below).

While the Cooperative presently has no plans to liquidate, if liquidation were to occur, the order of redemption and the amount required to fully redeem each class outstanding, at September 27, 2008, is as follows:

Amount Required
(Dollars in Thousands)	to Fully Redeem
Class A Cumulative Preferred Stock	$44,346
Common Stock	8,500
Special Membership Interests	21,733
$74,579

Retained Earnings Allocated to Members (“Retains”): Retains arise from patronage income and are allocated to the accounts of members within 8 1/2 months of the end of each fiscal year. For the three month periods ended September 27, 2008 and September 29, 2007, no patronage income was retained. Qualified retains are taxable income to the member in the year the allocation is made.

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

On October 31, 2008, Pro-Fac redeemed 390,887 shares of its Class A cumulative preferred shares at a price of $25.00 per share for an aggregate redemption cost of approximately $9.8 million.

During the first three months of fiscal year 2009, Pro-Fac paid cash dividends totaling $0.8 million on the Class A cumulative preferred stock. On October 31, 2008, the Cooperative paid a cash dividend of $0.43 per share on the Class A cumulative preferred stock totaling approximately $0.8 million.

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

Related Party Transactions: Substantially all purchases are from member-growers of the Cooperative. For fiscal year 2008, approximately 29 percent of all crops purchased by Pro-Fac from its members were sold to Birds Eye Foods, an indirect subsidiary of Holdings LLC.

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

During the three months ended September 27, 2008, Pro-Fac paid Farm Fresh approximately $60,000 for services provided. Farm Fresh paid Pro-Fac $9,000 for consulting services provided by Pro-Fac during the same period. At September 27, 2008, Pro-Fac owed approximately $40,000 to Farm Fresh.

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

  The Cooperative’s ability to pay dividends is dependent upon available cash, capital surplus and its future earnings. The Cooperative’s principal use of available cash has been the payment of dividends on its preferred stock and the redemption of its securities. Historically, the $10.0 million annual receipts under the Termination Agreement have been the principal source of cash for payment of dividends with the last $2.0 million installment received in July 2007. In July 2007, Pro-Fac received a $120.1 million cash distribution from Holdings LLC. Although Pro-Fac is a party to the Limited Liability Company Agreement and, as a member of Holdings LLC, is entitled to annual distributions, if made, Holdings LLC has advised Pro- Fac that it will not speculate as to whether further distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made and operates under a business plan that assumes no further distributions will be made.

  Using proceeds of the July 2007 distribution from Holdings LLC, the Board of Directors declared and the Cooperative paid dividends on its preferred stock in July and October 2007 and January, April, July, and October 2008. There can be no assurances that Pro-Fac will pay dividends after the payment on October 31, 2008. The declaration of any future dividends is subject to Board action in advance of any such declaration based upon all of the facts and circumstances at such time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac’s financial condition and results of operations in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. This section should be read in conjunction with Part I, Item 1. Financial Statements, of this Report.

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

In July 2007, Pro-Fac received a distribution of approximately $120.1 million from Holdings LLC. Pro-Fac invested the $120.1 million distribution in high quality, low risk investments pending use of the funds. During the first quarter of fiscal year 2008, Pro-Fac used this distribution to redeem all retained earnings allocated to its members at a cost of approximately $6.8 million; to pay dividends on its non-cumulative preferred stock and its Class A cumulative preferred stock at a cost of approximately $5.4 million; and to repay principal and interest owed under its Credit Agreement with Birds Eye Foods in an amount equal to approximately $1.1 million. During the second quarter of fiscal year 2008, Pro-Fac used this distribution to redeem all of Pro-Fac’s non-cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $0.7 million; to redeem 3,155,433 shares of its Class A cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $78.9 million; and to pay dividends on its preferred stock to the date of redemption as required to effect the redemption at a cost of approximately $2.1 million. On October 31, 2008, Pro-Fac used this distribution to redeem 390,887 shares of Class A preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $9.8 million.

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

RESULTS OF OPERATIONS - FIRST QUARTER 2009 COMPARED TO FIRST QUARTER 2008

Net sales, cost of sales and gross profit: Net sales and cost of sales decreased in the quarter ended September 27, 2008, as the Cooperative entered into fewer sales transactions as a principal for its members than in the quarter ended September 29, 2007.

Gain from transaction with Birds Eye Foods and related agreements: In accordance with the Termination Agreement, Pro-Fac was entitled to the payment of a termination fee of $10.0 million per year for five years payable in quarterly installments as follows: $4.0 million on each July 1, and $2.0 million each October 1, January 1, and April 1 with the final payment received in July 2007.

Payments under the Termination Agreement were considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement related to Pro-Fac’s continuing ownership percentage was recorded as a reduction to Pro-Fac’s investment in Holdings LLC. The remaining portion of payments received was recognized as additional gain on the Transaction with Birds Eye Foods in the period it was received. The last $2.0 installment was received in July 2007, accordingly. Pro-Fac recognized approximately $1.2 million as additional gain (approximately 60 percent) from the receipt of termination payments in the first quarter of fiscal year 2008.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members, which result in margin being earned by the Cooperative. The Cooperative earned $86,000 in margin during the first quarter of fiscal 2009 and $24,000 in margin during the first quarter of fiscal 2008.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.5 million and $0.5 million for the quarters ended September 27, 2008 and September 29, 2007, respectively.

Investment income: Investment income decreased from $1.4 million for the quarter ended September 29, 2007, to $0.2 million for the quarter ended September 27, 2008, due to use of the proceeds from the $120.1 million distribution from Holdings LLC in July 2007 to redeem equity interests in fiscal year 2008. Investment income for the quarters ended September 27, 2008 and September 29, 2007, included unrealized gains of approximately $4,000 and $57,000, respectively.

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

During the first quarter of fiscal year 2008, Pro-Fac received a $120.1 million distribution from Holdings LLC pursuant to the terms of the Limited Liability Company Agreement. Approximately $10.1 million of the amount received is expected to be a taxable dividend, subject to the qualified dividends received deduction, with the remaining amount representing a return of capital.

The Cooperative’s tax basis of its investment in Holdings LLC at June 28, 2008 was $76.4 million. A deferred income tax asset has not been recognized on the estimated excess of the tax basis over the recorded financial statement value of Pro-Fac’s investment in Holdings LLC at September 27, 2008. This asset would only be realized upon the sale of Pro-Fac’s investment based on the proceeds received or receipt of a distribution representing a return of capital, neither of which was expected to occur in the foreseeable future.

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

A deferred income tax asset has not been recognized on the estimated excess of the tax basis over the recorded financial statement value of the investment in Holdings LLC at September 27, 2008, of approximately $76.4 million. This potential asset would only be recognized upon the sale of the investment based on the proceeds received or receipt of a distribution representing a return of capital, which was not considered probable at September 27, 2008.

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

The Limited Liability Company Agreement provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units, including Pro-Fac. In July 2007, Pro-Fac received a $120.1 million cash distribution from Holdings LLC. Holdings LLC has advised Pro-Fac that it will not speculate as to whether further distributions will be made under the Limited Liability Company Agreement and, as a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made. Accordingly, as a minority owner of Holdings LLC, with no control over the determination of whether distributions will be made, Pro-Fac is operating under a business plan that assumes no further distributions will be made under the Limited Liability Agreement.

In July 2007, Pro-Fac received a distribution of approximately $120.1 million from Holdings LLC under the Limited Liability Company Agreement. During the first quarter of fiscal year 2008, Pro-Fac used this distribution: to redeem all retained earnings allocated to its members at a cost of approximately $6.8 million; to pay dividends on its non-cumulative preferred stock and its Class A cumulative preferred stock at a cost of approximately $5.4 million; and to repay principal and interest owed under its Credit Agreement with Birds Eye Foods in an amount equal to approximately $1.1 million. During the second quarter of fiscal year 2008, Pro-Fac used this distribution to: redeem all of Pro-Fac’s non-cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $0.7 million; to redeem 3,155,433 shares of its Class A cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $78.9 million; to pay dividends on its preferred stock to the date of redemption as required to effect the redemption at a cost of approximately $2.1 million. On October 31, 2008, Pro-Fac redeemed 390,887 shares of its Class A cumulative preferred shares at a price of $25.00 per share for an aggregate redemption cost of approximately $9.8 million.

The Board of Directors continues to periodically evaluate Pro-Fac’s business plan. There can be no assurances that Pro-Fac will pay dividends after October 31, 2008. The declaration of any future dividends is subject to Board action in advance of any such declaration based upon all of the facts and circumstances at such time.

A discussion of "Statement of Cash Flows" for the three months ended September 27, 2008, follows:

Net cash used in operating activities was $10.5 million for the first three months of fiscal 2009 compared to cash provided by operating activities of approximately $107.5 million in the first three months of fiscal 2008. The change primarily represents income from the receipt of the $120.1 million distribution from Holdings LLC, in the first three months of fiscal year 2008, and changes in the timing of cash receipts from customers other than Birds Eye Foods and related cash payments to member-growers between the first three months of fiscal year 2009 and the first three months of fiscal year 2008.

In the first three months of fiscal year 2009, no cash was provided by investing activities. Cash provided by investing activities for the first three months of fiscal 2008 was $5.5 million related to the receipt of $2.0 million from Birds Eye Foods as the final payment under the Termination Agreement and the portion of the distribution from Holdings LLC classified as a return of capital, approximately $3.5 million.

Net cash used in financing activities during the first three months of fiscal 2009 included payment of dividends of $0.8 million. During the first three months of fiscal 2008, net cash used in financing activities included $1.0 million to repay amounts previously borrowed, $6.8 million to redeem all retained earnings allocated to members, and $5.3 million in dividends paid.

In January 2003, the Pro-Fac Board of Directors suspended the payment of dividends on the Cooperative’s common stock for an indefinite period of time and, in January 2006 the Board placed a moratorium on Pro-Fac’s repurchase of shares of its common stock from its member-growers. Any repurchases by Pro-Fac of its common stock are subject to pre-approval by the Board.

Based on the assumption contained in Pro-Fac’s business plan, the Board currently believes that Pro-Fac has sufficient sources of cash to fund its operations at least through the end of fiscal 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, Pro-Fac is not required to provide information required by this item.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, Pro-Fac’s Principal Executive and Principal Financial Officer concluded that Pro-Fac’s disclosure controls and procedures as of September 27, 2008 (the end of the period covered by this Report), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Pro-Fac’s management, including its Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting: There were no changes in Pro-Fac’s internal control over financial reporting identified during the quarter ended September 27, 2008, that materially affected, or are reasonably likely to materially affect, Pro-Fac’s internal control over financial reporting.

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

PRO-FAC COOPERATIVE, INC.

Date:	November 7, 2008	BY:	/s/	Stephen R. Wright
General Manager, Chief Executive
Officer, Chief Financial Officer
and Secretary
(On Behalf of the Registrant and as
Principal Executive Officer
Principal Financial Officer, and
Principal Accounting Officer)