Form 10-Q
period 2008-12-27
PRO-FAC COOPERATIVE INC
filed 2009-02-06
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

___________

Form 10-Q
___________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

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

Large accelerated filer_____	Accelerated filer_____
Non-accelerated filer (Do not check if a smaller reporting company)_____	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES                      NO    X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of January 31, 2009.

Common Stock – 1,700,064

FORM 10-Q
For the Quarterly Period Ended December 27, 2008
PRO-FAC COOPERATIVE, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited condensed financial statements of Pro-Fac Cooperative, Inc. (“Pro-Fac” or “the Cooperative”) as of December 27, 2008, and for the three and six month periods ended December 27, 2008 and December 29, 2007, are presented on the following pages. The financial statements have been prepared in accordance with the Cooperative’s usual accounting policies, are based, in part, on estimates and reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

This Part I also includes management’s discussion and analysis of the Cooperative’s financial condition as of December 27, 2008, and its results of operations for the three and six month periods ended December 27, 2008.

Pro-Fac Cooperative, Inc.
Condensed Statements of Operations
(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007

Net sales	$817	$62	$1,148	$909
Cost of sales	(717)	(74)	(1,057)	(912)
Gross profit/(loss)	100	(12)	91	(3)
Gain from transaction with Birds Eye Foods, Inc.
and related agreements	0	0	0	1,200
Margin on delivered product	238	105	324	129
Selling, administrative and general expense	(526)	(423)	(980)	(864)
Other income	6	8	28	17
Operating income/(loss)	(182)	(322)	(537)	479
Distribution from Holdings LLC	0	0	0	116,594
Investment income	111	717	267	2,109
Interest expense	0	0	0	(3)
Income/(loss) before income taxes	(71)	395	(270)	119,179
Income tax benefit	0	590	10	710
Net income/(loss)	$(71)	$985	$(260)	$119,889

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Balance Sheets
(Unaudited)

(Dollars in Thousands)

ASSETS
	December 27,	June 28,
	2008	2008

Current assets:
Cash and cash equivalents	$8,330	$30,397
Investments	5,148	0
Accounts receivable, trade	23,583	12,702
Accounts receivable from Birds Eye Foods, Inc.	8,209	6,559
Due from Farm Fresh First, LLC	0	273
Income taxes receivable	1,042	1,032
Inventory	1,985	1,121
Prepaid expenses and other current assets	140	86
Total current assets	48,437	52,170

Fixed assets, net	10	12
Account receivable from Birds Eye Foods, Inc., long-term	0	155

Investment in Farm Fresh First, LLC	50	50
Total assets	$48,497	$52,387

LIABILITIES AND SHAREHOLDERS’ AND MEMBERS’ SURPLUS

Current liabilities:
Accounts payable	$213	$383
Other accrued expenses	977	253
Due to Farm Fresh First, LLC	1	0
Amounts due members	29,025	21,914
Total current liabilities	30,216	22,550

Commitments and contingencies (Note 5)

Common stock, par value $5, authorized - 5,000,000 shares; issued
and outstanding 1,700,064 shares	8,500	8,500

Shareholders’ and members’ surplus:
Class A cumulative preferred stock, liquidation preference
$25 per share, authorized 10,000,000 shares; issued and
outstanding 1,382,952 shares at December 27, 2008 and
1,773,839 shares at June 28, 2008	34,574	44,346
Special membership interests	21,733	21,733
Accumulated deficit	(46,526)	(44,742)
Total shareholders’ and members’ surplus	9,781	21,337
Total liabilities and shareholders’ and members’ surplus	$48,497	$52,387

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Statements of Cash Flows
(Unaudited)

(Dollars in Thousands)

	Six Months Ended

	December 27,	December 29,
	2008	2007

Cash Flows from Operating Activities:
Net income/(loss)	$(260)	$119,889
Adjustments to reconcile net income/(loss) to net
cash provided by/(used in) operating activities:
Depreciation	2	2
Gain from transaction with Birds Eye Foods, Inc.
and related agreements	0	(1,200)
Change in assets and liabilities:
Investments	(5,148)	(12,312)
Accounts receivable	(12,103)	(3,202)
Inventory	(864)	(2,191)
Accounts payable and other accrued expenses	555	1,473
Accrued income taxes	(10)	(710)
Accrued interest expense	0	(88)
Amounts due members	7,111	4,634
Other assets	(54)	(221)
Net cash provided by/(used in) operating activities	(10,771)	106,074

Cash Flows from Investing Activities:
Proceeds from Termination Agreement with Birds Eye Foods, Inc.	0	2,000
Distribution from Holdings LLC classified as a return of capital	0	3,524

Net cash provided by investing activities	0	5,524

Cash Flows from Financing Activities:
Repayment of long-term debt	0	(1,000)
Redemption of retained earnings allocated to members	0	(6,771)
Cash dividends paid	(1,524)	(7,512)
Redemption of preferred stock	(9,772)	(79,576)
Net cash used in financing activities	(11,296)	(94,859)

Net change in cash and cash equivalents	(22,067)	16,739
Cash and cash equivalents at beginning of period	30,397	4,582
Cash and cash equivalents at end of period	$8,330	$21,321

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements. Operating results for the interim period ended December 27, 2008, are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 28, 2008.

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

Cash and cash equivalents consisted of:

	December 27,	June 28,
(Dollars in Thousands)	2008	2008
Checking accounts	$2,277	$4,149
Money market accounts	6,053	26,248
	$8,330	$30,397

Investments: The Cooperative invests in commercial paper and bonds that are bought and held principally for the purpose of selling them in the near future. These investments are classified as trading securities and are recorded in current assets at fair value as determined from quoted prices in active markets for identical assets (Level 1) on the balance sheet date. The change in fair value during the period is included in investment income in the Cooperative’s condensed statement of operations.

Investments are summarized as follows at December 27, 2008:
		Unrealized	Fair
(Dollars in Thousands)	Cost	Gain	Value
Bonds	$5,123	$25	$5,148

Investment in Birds Eye Holdings, LLC: The Cooperative accounts for its investment in Birds Eye Holdings LLC (“Holdings LLC”), a Delaware limited liability company and indirect parent company of Birds Eye Foods, Inc. (“Birds Eye Foods”) under the cost method of accounting. Under the cost method, distributions of earnings are reported as income and distributions that represent a return of capital reduce the carrying value of the investment, but not below zero. As a result of a $120.1 million distribution received from Holdings LLC during the first quarter of fiscal year 2008, Pro-Fac’s recorded investment in Holdings LLC was reduced to zero. However, Pro-Fac continues to own an approximate 40% interest in Holdings LLC through its ownership of Class B common units.

Investment in Farm Fresh First, LLC: Pro-Fac owns a 5.55% membership interest in Farm Fresh First, LLC (“Farm Fresh”) and has entered into an agricultural services agreement with Farm Fresh. Under the services agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not subject to existing supply agreements. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them, including three members of Pro-Fac’s Board of Directors who own their interests indirectly through affiliated entities and who serve as directors on the Farm Fresh board of directors. Pro-Fac accounts for this investment using the cost method. Accordingly, distributions of earnings are reported as income and distributions that represent a return of capital reduce the carrying value of the related investment. No distributions were received in the first six months of fiscal year 2009. Pro-Fac received a $10,000 distribution from Farm Fresh during the first six months of fiscal year 2008, which was reported as income. On January 30, 2009, Pro-Fac received a $35,000 distribution from Farm Fresh.

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

The Cooperative’s tax basis of its investment in Holdings LLC at June 28, 2008 was $76.4 million. A deferred income tax asset has not been recognized on the estimated excess of the tax basis over the recorded financial statement value of Pro-Fac’s investment in Holdings LLC at December 27, 2008. This asset would only be realized upon the sale of Pro-Fac’s investment based on the proceeds received or receipt of a distribution representing a return of capital, neither of which was expected to occur in the foreseeable future.

New Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157, as amended, defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Accordingly, the Cooperative’s adoption of this standard in the first quarter of fiscal year 2009 is limited to financial assets and liabilities and did not have a material effect on the Cooperative’s financial condition or results of operations. The assets affected by the adoption of SFAS 157 were investments which had a fair value of $5.1 million at December 27, 2008. The Cooperative is currently evaluating the impact of this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact, if any, that it will have on the financial statements upon full adoption in the first quarter of fiscal year 2010.

In October 2008, the FASB issued and made effective FASB Staff Position (FSP) SFAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP 157-3 did not have a material effect on the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning on or after November 15, 2007. The Cooperative has not elected to adopt the fair value option method permitted by SFAS No. 159.

NOTE 2.     AGREEMENTS WITH BIRDS EYE FOODS

In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements, including the following:

Termination Agreement: Pro-Fac and Birds Eye Foods entered into the Termination Agreement, pursuant to which the 1994 marketing and facilitation agreement between Pro-Fac and Birds Eye Foods was terminated and, in consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years provided that certain ongoing conditions were met, including maintaining grower membership levels sufficient to generate certain minimum crop supply. All of the conditions were met and a final $2.0 million installment was received on July 3, 2007.

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

NOTE 3.     DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a credit agreement, dated August 19, 2002, which was amended on March 28, 2007 (the “Credit Agreement”) and which expired on November 27, 2007, pursuant to which Birds Eye Foods had agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million. At June 30, 2007, Pro-Fac owed $1.1 million, including accrued interest, under the Credit Agreement with Birds Eye Foods. Pro-Fac repaid this amount during the quarter ended September 29, 2007. No further amounts are owed to Birds Eye Foods or can be borrowed under the Credit Agreement.

Lines of Credit: The Cooperative may borrow up to $2.0 million from M&T Bank under the terms of the M&T Line of Credit. As of December 27, 2008, no amount was outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at 75 basis points above the prime rate of M&T Bank (prime rate was 3.25% at December 27, 2008) in effect on the day proceeds are disbursed. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The Cooperative's obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. The collateral does include any distributions made in respect of the Class B common units or cash payments made by Birds Eye Foods to the Cooperative.

Pro-Fac is a member of another cooperative that markets cherries. As a member of the cooperative, Pro-Fac has entered into a loan agreement with the cooperative that allows Pro-Fac to borrow up to $5.0 million at the cooperative’s cost of funds to finance costs related to the cherry inventory including purchase, packing and processing costs. Any borrowing cannot exceed the collateral value of inventory owned by Pro-Fac held by the cooperative. At December 27, 2008, Pro-Fac had borrowing capacity of approximately $0.7 million; no amounts were outstanding.

NOTE 4.     COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative’s shares authorized, issued, and outstanding at December 27, 2008.

	Par	Shares	Shares Issued
	Value	Authorized	And Outstanding
Common Stock	$5.00	5,000,000	1,700,064
Non-Cumulative Preferred Stock	$25.00	5,000,000	0
Class A Cumulative Preferred Stock	$1.00	10,000,000	1,382,952
Class B Cumulative Preferred Stock	$1.00	9,500,000	0
Class B, Series I 10% Cumulative Redeemable
Preferred Stock	$1.00	500,000	0
Class C Cumulative Preferred Stock	$1.00	10,000,000	0
Class D Cumulative Preferred Stock	$1.00	10,000,000	0
Class E Cumulative Preferred Stock	$1.00	10,000,000	0

In the event of liquidation, the relative preference of Pro-Fac’s outstanding securities is as follows: first retains (which are described below), then cumulated dividends on the Cooperative’s Class A cumulative preferred stock, then all classes of preferred stock, pari passu (at a liquidation preference of $25.00 per share), then common stock (at par value) and, finally, special membership interests (which are described below).

While the Cooperative presently has no plans to liquidate, if liquidation were to occur, the order of redemption and the amount required to fully redeem each class outstanding, at December 27, 2008, is as follows:

Amount Required
(Dollars in Thousands)	to Fully Redeem
Class A Cumulative Preferred Stock	$34,574
Common Stock	8,500
Special Membership Interests	21,733
$64,807

Retained Earnings Allocated to Members (“Retains”): Retains arise from patronage income and are allocated to the accounts of members within 8 1/2 months of the end of each fiscal year. For the six month periods ended December 27, 2008 and December 29, 2007, no patronage income was retained. Qualified retains are taxable income to the member in the year the allocation is made.

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

During the first six months of fiscal year 2009, Pro-Fac paid cash dividends totaling $1.5 million on the Class A cumulative preferred stock. On January 31, 2009, the Cooperative paid a cash dividend of $0.43 per share on the Class A cumulative preferred stock totaling approximately $0.6 million.

The Board of Directors periodically evaluates Pro-Fac’s business plan. There can be no assurances that Pro-Fac will pay dividends after January 31, 2009. The declaration of any future dividends is subject to Board action in advance of any such declaration based upon all of the facts and circumstances at such time.

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

In January 2003, the Pro-Fac Board of Directors suspended the payment of dividends on the Cooperative’s common stock for an indefinite period of time. In January 2006, the Board placed a moratorium on Pro-Fac’s repurchase of shares of its common stock from its member-growers. Any repurchase by Pro-Fac of its common stock is subject to pre-approval by the Board.

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

Related Party Transactions: Substantially all crop purchases are from member-growers of the Cooperative. For fiscal year 2008, approximately 29 percent of all crops purchased by Pro-Fac from its members were sold to Birds Eye Foods, an indirect subsidiary of Holdings LLC.

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

During the six months ended December 27, 2008 and December 29, 2007, Pro-Fac paid Farm Fresh approximately $117,000 and $106,000, respectively, for services provided. Farm Fresh paid Pro-Fac $18,000 and $15,000, respectively, for consulting services provided by Pro-Fac during the same periods. At December 27, 2008, Pro-Fac owed approximately $1,000 to Farm Fresh. At June 28, 2008, Farm Fresh owed Pro-Fac approximately $273,000.

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

  The Cooperative’s ability to pay dividends is dependent upon available cash, capital surplus and its future earnings. The Cooperative’s principal use of available cash has been the payment of dividends on its preferred stock and the redemption of its securities. In recent years, the $10.0 million annual receipts under the Termination Agreement have been the principal source of cash for payment of dividends with the final $2.0 million installment received in July 2007. In July 2007, Pro-Fac received a $120.1 million cash distribution from Holdings LLC. Although Pro-Fac is a party to the Limited Liability Company Agreement and, as a member of Holdings LLC, is entitled to annual distributions, if made, Holdings LLC has advised Pro-Fac that it will not speculate as to whether further distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made and operates under a business plan that assumes no further distributions will be made.

  Using proceeds of the July 2007 distribution from Holdings LLC, the Board of Directors declared and the Cooperative paid dividends on its preferred stock in July and October 2007; January, April, July and October 2008; and January 31, 2009. There can be no assurances that Pro-Fac will pay dividends after the payment on January 31, 2009. The declaration of any future dividends is subject to Board action in advance of any such declaration based upon all of the facts and circumstances at such time.

  In marketing member crops, the Cooperative records accounts receivable from customers and amounts due to members. Contractual arrangements with customers that purchase a majority of member crops provide for customer payment at or before the time that payments are required to be made to members. At times, customer payments have not been received on a timely basis. To date, Pro-Fac has continued to make timely payments to members resulting in a short-term use of Pro-Fac’s cash and investments.

  Future variations in cash receipts and any uncollectible accounts receivable will impact Pro-Fac’s working capital. Pro-Fac’s ability to fund these cash requirements is dependent on available cash and investments and borrowing capacity under the terms of available lines-of-credit. Uncollectible accounts receivable, if any, would either be absorbed by Pro-Fac through its available cash and investments or by reducing expenditures or funded through a reduction in CMV paid to members.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac’s financial condition and results of operations in the second quarter and first six months of fiscal 2009 as compared to the second quarter and first six months of fiscal 2008. This section should be read in conjunction with Part I, Item 1. Financial Statements, of this Report.

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

One of the challenges Pro-Fac faces, which is discussed below under “Liquidity and Capital Resources”, is the Cooperative’s source of available cash to fund its operations and pay its dividends. In recent years, Pro-Fac’s primary source of cash to fund its operations and pay dividends was the $10.0 million in payments it received annually under the Termination Agreement with the final installment of $2.0 million received in July 2007. Currently, Pro-Fac’s primary sources of cash are cash on hand, gross profit and margin on certain sales, interest income and possible distributions, if any, made by Holdings LLC to Pro-Fac under the Limited Liability Company Agreement.

In July 2007, Pro-Fac received a distribution of approximately $120.1 million from Holdings LLC. Pro-Fac invested the $120.1 million distribution in high quality, low risk investments pending use of the funds. During the first quarter of fiscal year 2008, Pro-Fac used this distribution to redeem all retained earnings allocated to its members at a cost of approximately $6.8 million; to pay dividends on its non-cumulative preferred stock and its Class A cumulative preferred stock at a cost of approximately $5.4 million; and to repay principal and interest owed under its Credit Agreement with Birds Eye Foods in an amount equal to approximately $1.1 million. During the second quarter of fiscal year 2008, Pro-Fac used this distribution to redeem all of Pro-Fac’s non-cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $0.7 million; to redeem 3,155,433 shares of its Class A cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $78.9 million; and to pay dividends on its preferred stock to the date of redemption at a cost of approximately $2.1 million. On October 31, 2008, Pro-Fac used this distribution to redeem 390,887 shares of Class A preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $9.8 million.

The Board of Directors periodically evaluates Pro-Fac’s business plan in consideration of Pro-Fac’s receipt of the distribution from Holdings LLC in the first quarter of fiscal year 2008 and possible future events.

RESULTS OF OPERATIONS - SECOND QUARTER 2009 COMPARED TO SECOND QUARTER 2008

Net sales, cost of sales and gross profit: Net sales and cost of sales increased in the quarter ended December 27, 2008, as the Cooperative entered into more sales transactions as a principal for its members than in the quarter ended December 29, 2007. Volume and pricing differences resulted in improved gross profit for the quarter ended December 27, 2008.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members, which result in margin being earned by the Cooperative. The Cooperative earned $238,000 in margin during the quarter ended December 27, 2008 and $105,000 in margin during the quarter ended December 29, 2007. The increase resulted from volume and pricing differences.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.5 million and $0.4 million for the quarters ended December 27, 2008 and December 29, 2007, respectively.

Investment income: Investment income decreased from $0.7 million for the quarter ended December 29, 2007, to $0.1 million for the quarter ended December 27, 2008, due to use of the proceeds from the $120.1 million distribution from Holdings LLC in July 2007 to redeem equity interests in July and October 2007 and October 2008 and pay dividends. Investment income for the quarters ended December 27, 2008 and December 29, 2007, included unrealized gains of approximately $25,000 and $22,000, respectively.

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

The Cooperative’s tax basis of its investment in Holdings LLC at June 28, 2008 was $76.4 million. A deferred income tax asset has not been recognized on the estimated excess of the tax basis over the recorded financial statement value of Pro-Fac’s investment in Holdings LLC at December 27, 2008. This asset would only be realized upon the sale of Pro-Fac’s investment based on the proceeds received or receipt of a distribution representing a return of capital, neither of which is expected to occur in the foreseeable future.

The income tax benefit for the quarters ended December 27, 2008 and December 29, 2007 were based on the Cooperative’s estimated effective tax rates for the respective fiscal years applied to the respective quarters.

For fiscal year 2009, the Cooperative expects to generate a net operating loss carry forward for income tax purposes. Realization of the related deferred tax asset is not assured. Accordingly, a valuation allowance has been recorded to offset the deferred tax asset, resulting in a reduction in the effective rate The Cooperative also generated a loss for income tax purposes in 2008, all of which was carried back to generate refunds of taxes previously paid resulting in the income tax benefit recorded in the quarter ended December 29, 2007.

RESULTS OF OPERATIONS – FIRST SIX MONTHS 2009 COMPARED TO FIRST SIX MONTHS 2008

Net sales, cost of sales and gross profit: Net sales and cost of sales increased in the six months ended December 27, 2008, compared to the six months ended December 29, 2007. Pricing differences accounted for the majority of the improvement in gross profit for the six months ended December 27, 2008.

Gain from transaction with Birds Eye Foods and related agreements: In the first six months of fiscal year 2008, Pro-Fac recognized, approximately $1.2 million, as additional gain (approximately 60 percent) from the receipt of the final termination payment under the Termination Agreement in July 2007.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members, which result in margin being earned by the Cooperative. The Cooperative earned $324,000 in margin during the first six months of fiscal 2009 and $129,000 in margin during the first six months of fiscal 2008. Pricing differences accounted for the majority of the improvement in margin for the six months ended December 27, 2008.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $1.0 million and $0.9 million for the six months ended December 27, 2008 and December 29, 2007, respectively.

Investment income: Investment income decreased from $2.1 million for the six months ended December 29, 2007 to $0.3 million for the six months ended December 27, 2008 due to use of the proceeds from the $120.1 million distributions from Holdings, LLC in July 2007 to redeem equity interests in July and October 2007 and October 2008 and pay dividends. Investment income for the six months ended December 27, 2008 and December 29, 2007, included unrealized gains of approximately $25,000 and $22,000, respectively.

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

Income taxes: The income tax benefit for the six months ended December 27, 2008 is based on the Cooperative’s estimated effective tax rate for fiscal year 2009. The Cooperative does not expect to record a deferred tax asset for any expected fiscal year 2009 net operating loss carry forward as realization is not reasonably assured. As a result, a valuation allowance has been recorded to offset the deferred tax asset. The Cooperative recorded a tax benefit of $0.7 million for the six month period ended December 29, 2007 because the Cooperative expected to have a loss for tax purposes which would be carried back to recover taxes paid in prior periods.

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

The Cooperative accounts for its investment in Holdings LLC under the cost method of accounting. Under the cost method, distributions of earnings are reported as income and distributions that represent a return of capital reduce the carrying value of the investment, but not below zero. As a result of the $120.1 million distribution received from Holdings LLC during the first quarter of fiscal year 2008, Pro-Fac’s investment in Holdings LLC was reduced to zero. However, Pro-Fac continues to own an approximate 40% interest in Holdings LLC through its ownership of Class B common units.

A deferred income tax asset has not been recognized on the estimated excess of the tax basis over the recorded financial statement value of the investment in Holdings LLC at December 27, 2008, of approximately $76.4 million. This potential asset would only be recognized upon the sale of the investment based on the proceeds received or receipt of a distribution representing a return of capital, which was not considered probable at December 27, 2008.

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

While Pro-Fac principally acts as agent for its member-growers in the marketing and sale of crops, Pro-Fac does occasionally engage in crop sales transactions as a principal, resulting in gross profit or margin being earned by the Cooperative. Although the amounts earned increased through fiscal year 2007, subsequent increases have not been significant and future increases are not expected to be significant. Net cash available to Pro-Fac, after payment of CMV to Pro-Fac’s member-growers, has historically been used to pay Pro-Fac’s operating expenses as well as its quarterly dividends on its preferred stock and to fund repurchases of its common stock.

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

As described in Note 3 to the Cooperative’s unaudited condensed financial statements included in Part I, Item 1. Financial Statements, of this report, Pro-Fac may borrow up to $2.0 million from M&T Bank and approximately $0.7 million (limited by collateral) from a cooperative. At December 27, 2008, Pro-Fac had no outstanding borrowings under either borrowing facility.

The Board of Directors periodically evaluates Pro-Fac’s business plan. There can be no assurances that Pro-Fac will pay dividends after January 31, 2009. The declaration of any future dividends is subject to Board action in advance of any such declaration based upon all of the facts and circumstances at such time.

A discussion of "Statement of Cash Flows" for the six months ended December 27, 2008, follows:

Net cash used in operating activities was $10.8 million for the first six months of fiscal year 2009 compared to cash provided by operating activities of approximately $106.1 million in the first six months of fiscal year 2008. The change primarily represents income from the receipt of the $120.1 million distribution from Holdings LLC in the first six months of fiscal year 2008, changes in investments classified as trading securities and changes in the timing of cash receipts from customers other than Birds Eye Foods and related cash payments to member-growers between the first six months of fiscal year 2009 and the first six months of fiscal year 2008. The volume and cost of delivered crops has increased significantly in the 2008 crop year, which has resulted in larger amounts of accounts receivable from customers and amounts due to members. In addition, at December 28, 2008, accounts receivable had increased faster than amounts due to members resulting in an increased use of Pro-Fac’s working capital at that date.

In the first six months of fiscal year 2009, no cash was provided by investing activities. Cash provided by investing activities for the first six months of fiscal year 2008 was $5.5 million related to the receipt of $2.0 million from Birds Eye Foods as the final payment under the Termination Agreement and the portion of the distribution from Holdings LLC classified as a return of capital, approximately $3.5 million.

Net cash used in financing activities during the first six months of fiscal year 2009 included payment of dividends of $1.5 million and redemption preferred shares of $9.8 million. During the first six months of fiscal year 2008, net cash used in financing activities included $1.0 million to repay amounts previously borrowed, $6.8 million to redeem all retained earnings allocated to members, $7.5 million in dividends paid and $79.6 million for redemption of preferred shares.

In January 2003, the Pro-Fac Board of Directors suspended the payment of dividends on the Cooperative’s common stock for an indefinite period of time and, in January 2006, the Board placed a moratorium on Pro-Fac’s repurchase of shares of its common stock from its member-growers. Any repurchase by Pro-Fac of its common stock is subject to pre-approval by the Board.

Based on the assumptions contained in Pro-Fac’s business plan, the Board currently believes that Pro-Fac has sufficient sources of cash to fund its operations at least through the end of fiscal 2013.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, Pro-Fac is not required to provide information required by this item.

ITEM 4T.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, Pro-Fac’s Principal Executive and Principal Financial Officer concluded that Pro-Fac’s disclosure controls and procedures as of December 27, 2008 (the end of the period covered by this Report), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Pro-Fac’s management, including its Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting: There were no changes in Pro-Fac’s internal control over financial reporting identified during the quarter ended December 27, 2008, that materially affected, or are reasonably likely to materially affect, Pro-Fac’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The information called for by this Item is disclosed in NOTE 5. "Other Matters – Legal Matters" under "Notes to Condensed Financial Statements" in Part I, Item 1 of this Form 10-Q, and is incorporated herein by reference in answer to this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

	Exhibit Number	Description
.	31.	Certification required by Rule 13a-14 (a) of the Securities Exchange Act of 1934 of the Principal Executive Officer and the Principal Financial Officer (filed herewith)

	32.	Certification required by Rule 13a-14 (b) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, of the Principal Executive Officer and the Principal Financial Officer (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-FAC COOPERATIVE, INC.

Date:	February 6, 2009	BY:	/s/	Stephen R. Wright
General Manager, Chief Executive
Officer, Chief Financial Officer
and Secretary
(On Behalf of the Registrant and as
Principal Executive Officer
Principal Financial Officer, and
Principal Accounting Officer)