Form 10-Q
period 2009-03-28
PRO-FAC COOPERATIVE INC
filed 2009-05-08
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*     Yes ☐      No ☐

*     The issuer has not yet been phased into the interactive data requirements

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of April 30, 2009.

Common Stock – 1,700,064

FORM 10-Q
For the Quarterly Period Ended March 28, 2009
PRO-FAC COOPERATIVE, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited condensed financial statements of Pro-Fac Cooperative, Inc. (“Pro-Fac” or “the Cooperative”) as of March 28, 2009, and for the three and nine month periods ended March 28, 2009 and March 29, 2008, are presented on the following pages. The financial statements have been prepared in accordance with the Cooperative’s usual accounting policies, are based, in part, on estimates and reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

This Part I also includes management’s discussion and analysis of the Cooperative’s financial condition as of March 28, 2009, and its results of operations for the three and nine month periods ended March 28, 2009.

Pro-Fac Cooperative, Inc.
Condensed Statements of Operations
(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended

	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Net sales	$725	$11	$1,873	$920
Cost of sales	(693)	(42)	(1,750)	(954)

Gross profit/(loss)	32	(31)	123	(34)
Gain from transaction with Birds Eye Foods, Inc. and related agreements	0	0	0	1,200
Margin on delivered product	17	98	341	227
Selling, administrative and general expense	(623)	(520)	(1,603)	(1,384)
Other income	44	35	72	52

Operating income/(loss)	(530)	(418)	(1,067)	61
Distribution from Holdings LLC	0	0	0	116,594
Investment income	31	276	298	2,385
Interest expense	0	0	0	(3)

Income/(loss) before income taxes	(499)	(142)	(769)	119,037
Income tax benefit	30	308	40	1,018

Net income/(loss)	$(469)	$166	$(729)	$120,055

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Balance Sheets
(Unaudited)

(Dollars in Thousands)

	March 28, 2009	June 28, 2008

ASSETS
Current assets:
Cash and cash equivalents	$16,068	$30,397
Investments	953	0
Accounts receivable, trade, less reserve of $108 for uncollectable accounts at March 28, 2009	11,433	12,702
Accounts receivable from Birds Eye Foods, Inc.	5,776	6,559
Due from Farm Fresh First, LLC	0	273
Income taxes receivable	1,072	1,032
Inventory	1,424	1,121
Prepaid expenses and other current assets	88	86

Total current assets	36,814	52,170

Fixed assets, net	9	12
Account receivable from Birds Eye Foods, Inc., long-term	0	155

Investment in:
Birds Eye Holdings LLC (Note 1)	0	0
Farm Fresh First LLC	50	50

Total assets	$36,873	$52,387

LIABILITIES AND SHAREHOLDERS’ AND MEMBERS’ SURPLUS

Current liabilities:
Accounts payable	$494	$383
Other accrued expenses	391	253
Due to Farm Fresh First, LLC	1	0
Amounts due members	18,771	21,914

Total current liabilities	19,657	22,550

Commitments and contingencies (Note 5)

Common stock, par value $5, authorized - 5,000,000 shares; issued and outstanding 1,700,064 shares	8,500	8,500

Shareholders’ and members’ surplus:
Class A cumulative preferred stock, liquidation preference $25 per share, authorized 10,000,000 shares; issued and outstanding 1,382,952 shares at March 28, 2009 and 1,773,839 shares at June 28, 2008	34,574	44,346
Special membership interests	21,733	21,733
Accumulated deficit	(47,591)	(44,742)

Total shareholders’ and members’ surplus	8,716	21,337

Total liabilities and shareholders’ and members’ surplus	$36,873	$52,387

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Statements of Cash Flows
(Unaudited)

(Dollars in Thousands)

	Nine Months Ended

	March 28, 2009	March 29, 2008

Cash Flows from Operating Activities:
Net income/(loss)	$(729)	$120,055
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	3	4
Provision for bad debts	108	0
Gain from transaction with Birds Eye Foods, Inc. and related agreements	0	(1,200)
Change in assets and liabilities:
Investments	(953)	(4,894)
Accounts receivable	2,372	4,430
Inventory	(303)	(1,794)
Accounts payable and other accrued expenses	250	315
Accrued income taxes	(40)	(1,440)
Accrued interest expense	0	(88)
Amounts due members	(3,143)	(4,270)
Other assets	(2)	(99)

Net cash provided by/(used in) operating activities	(2,437)	111,019

Cash Flows from Investing Activities:
Proceeds from Termination Agreement with Birds Eye Foods, Inc.	0	2,000
Distribution from Holdings LLC classified as a return of capital	0	3,524

Net cash provided by investing activities	0	5,524

Cash Flows from Financing Activities:
Repayment of long-term debt	0	(1,000)
Redemption of retained earnings allocated to members	0	(6,771)
Cash dividends paid	(2,120)	(8,275)
Redemption of preferred stock	(9,772)	(79,576)

Net cash used in financing activities	(11,892)	(95,622)

Net change in cash and cash equivalents	(14,329)	20,921
Cash and cash equivalents at beginning of period	30,397	4,582

Cash and cash equivalents at end of period	$16,068	$25,503

The accompanying notes are an integral part of these condensed financial statements.

PRO-FAC COOPERATIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements. Operating results for the interim period ended March 28, 2009, are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 28, 2008.

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

Cash and cash equivalents consisted of:

(Dollars in Thousands)	March 28, 2009	June 28, 2008

Checking accounts	$2,371	$4,149
Money market accounts	13,697	26,248

	$16,068	$30,397

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

Investments are summarized as follows at March 28, 2009:

(Dollars in Thousands)	Cost	Unrealized Loss	Fair Value

Bonds	$954	$(1)	$953

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

Investment in Farm Fresh First, LLC: Pro-Fac owns a 5.55% membership interest in Farm Fresh First, LLC (“Farm Fresh”) and has entered into an agricultural services agreement with Farm Fresh. Under the services agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not subject to existing supply agreements. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them, including three members of Pro-Fac’s Board of Directors who serve as directors on the Farm Fresh Board of Directors. Pro-Fac accounts for this investment using the cost method. Accordingly, distributions of earnings are reported as income and distributions that represent a return of capital reduce the carrying value of the related investment. Pro-Fac received a $35,000 distribution from Farm Fresh during the first nine months of fiscal year 2009. Pro-Fac received $20,000 in distributions from Farm Fresh during the first nine months of fiscal year 2008. These distributions were reported as income in both years.

Income Taxes: The Cooperative qualifies for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions for dividends paid on its common and preferred stock and distributions of patronage income. The Cooperative intends to surrender its tax exempt status effective for fiscal year 2009. This action is not expected to have a material impact on Pro-Fac’s operations or income tax liabilities.

During the first quarter of fiscal year 2008, Pro-Fac received a $120.1 million distribution from Holdings LLC pursuant to the terms of the Limited Liability Company Agreement. Approximately $10.1 million of the amount received was a taxable dividend, subject to the qualified dividends received deduction, with the remaining amount representing a return of capital.

The Cooperative’s tax basis of its investment in Holdings LLC at June 28, 2008 was $76.4 million. A deferred income tax asset has not been recognized on the estimated excess of the tax basis over the recorded financial statement value of Pro-Fac’s investment in Holdings LLC at March 28, 2009. This asset would only be realized upon the sale of Pro-Fac’s investment based on the proceeds received or receipt of a distribution representing a return of capital, neither of which was expected to occur in the foreseeable future.

New Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157, as amended, defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Accordingly, the Cooperative’s adoption of this standard in the first quarter of fiscal year 2009 was limited to financial assets and liabilities and did not have a material effect on the Cooperative’s financial condition or results of operations. The assets affected by the adoption of SFAS 157 were investments which had a fair value of $1.0 million at March 28, 2009. The Cooperative is currently evaluating the impact of this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact, if any, that it will have on the financial statements upon full adoption in the first quarter of fiscal year 2010.

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

Until August 2002, Birds Eye Foods, Inc. (“Birds Eye”) was a wholly-owned subsidiary of Pro-Fac. In August 2002, Vestar/Agrlink Holdings LLC and certain co-investors (collectively “Vestar”), together with Pro-Fac, acquired indirect control of Birds Eye (the “Transaction”). Vestar has a voting majority of all common units of the ownership entity and Pro-Fac retains a minority interest in Birds Eye. In connection with the Transaction, Birds Eye Foods and Pro-Fac entered into several agreements, including the following:

Termination Agreement: Pro-Fac and Birds Eye Foods entered into the Termination Agreement, pursuant to which the 1994 marketing and facilitation agreement between Pro-Fac and Birds Eye Foods was terminated and, in consideration of such termination, Birds Eye Foods agreed to pay Pro-Fac a termination fee of $10.0 million per year for five years. The final installment was received on July 3, 2007.

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

Limited Liability Company Agreement of Holdings LLC: Pro-Fac and Vestar are parties to the Limited Liability Company Agreement. While Birds Eye Foods is not a party to the Limited Liability Company Agreement, it contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC. The Limited Liability Company Agreement provides, among other things, that Holdings LLC’s distributable assets, which include cash receipts from operations, investing and financing, net of expenses, will be distributed to Holdings LLC’s members as determined by Holdings LLC’s management committee. Further, the Limited Liability Company Agreement provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from the operations of Birds Eye Foods, which Holdings LLC would then distribute to the holders of its common units, including Pro-Fac. Under the Limited Liability Company Agreement, Holdings LLC is only required to provide Pro-Fac with annual financial statements of Holdings LLC within 120 days after the close of a fiscal year and to provide financial statements of Birds Eye Foods to the extent received. Any financial information received is subject to confidentiality provisions that preclude public disclosure.

NOTE 3.	DEBT

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a credit agreement, dated August 19, 2002, which was amended on March 28, 2007 (the “Credit Agreement”) and which expired on November 27, 2007. At June 30, 2007, Pro-Fac owed $1.1 million, including accrued interest, under the Credit Agreement with Birds Eye Foods. Pro-Fac repaid this amount during the quarter ended September 29, 2007. No amounts are owed to Birds Eye Foods and no amounts can be borrowed under the Credit Agreement.

Lines of Credit: The Cooperative may borrow up to $2.0 million from M&T Bank under the terms of the M&T Line of Credit. As of March 28, 2009, no amount was outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at 75 basis points above the prime rate of M&T Bank (prime rate was 3.25% at March 28, 2009) in effect on the day proceeds are disbursed. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The Cooperative’s obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. The collateral does include any distributions made in respect of the Class B common units or cash payments made by Birds Eye Foods to the Cooperative.

Pro-Fac is a member of another cooperative that markets cherries. As a member of the cooperative, Pro-Fac has entered into a loan agreement with the cooperative that allows Pro-Fac to borrow up to $5.0 million at the cooperative’s cost of funds to finance costs related to the cherry inventory including purchase, packing and processing costs. Any borrowing cannot exceed the collateral value of inventory owned by Pro-Fac held by the cooperative. At March 28, 2009, Pro-Fac had borrowing capacity of approximately $0.6 million; no amounts were outstanding.

NOTE 4.	COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative’s shares authorized, issued, and outstanding at March 28, 2009.

	Par Value	Shares Authorized	Shares Issued And Outstanding

Common Stock	$5.00	5,000,000	1,700,064
Non-Cumulative Preferred Stock	$25.00	5,000,000	0
Class A Cumulative Preferred Stock	$1.00	10,000,000	1,382,952
Class B Cumulative Preferred Stock	$1.00	9,500,000	0
Class B, Series I 10% Cumulative Redeemable Preferred Stock	$1.00	500,000	0
Class C Cumulative Preferred Stock	$1.00	10,000,000	0
Class D Cumulative Preferred Stock	$1.00	10,000,000	0
Class E Cumulative Preferred Stock	$1.00	10,000,000	0

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

While the Cooperative presently has no plans to liquidate, if liquidation were to occur, the order of redemption and the amount required to fully redeem each class outstanding, at March 28, 2009, is as follows:

(Dollars in Thousands)	Amount Required to Fully Redeem

Class A Cumulative Preferred Stock	$34,574
Common Stock	8,500
Special Membership Interests	21,733

$64,807

Retained Earnings Allocated to Members (“Retains”): Retains arise from patronage income and are allocated to the accounts of members within 8 1/2 months of the end of each fiscal year. For the nine month periods ended March 28, 2009 and March 29, 2008, no patronage income was retained and no such retains are outstanding at March 28, 2009. Qualified retains are taxable income to the member in the year the allocation is made.

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

During the first nine months of fiscal year 2009, Pro-Fac paid cash dividends totaling $2.1 million on the Class A cumulative preferred stock. On April 30, 2009, the Cooperative paid a cash dividend of $0.43 per share on the Class A cumulative preferred stock totaling approximately $0.6 million.

On October 31, 2008, Pro-Fac redeemed 390,887 shares of its Class A cumulative preferred shares at a price of $25.00 per share for an aggregate redemption cost of approximately $9.8 million.

The Board of Directors periodically evaluates Pro-Fac’s business plan. There can be no assurances that Pro-Fac will continue to pay dividends and the declaration of any future dividends is subject to Board action in advance of any such declaration based upon all of the facts and circumstances at such time. On April 3, 2009, the Cooperative announced that future quarterly dividends, beginning with the July 31, 2009 dividend, if declared by its Board of Directors, are expected to be at the rate of $.20 per share. Any future difference between a quarterly dividend payment and the full quarterly preferred dividend of $0.43 per share must be paid in full before the payment of dividends on any other Pro-Fac equity and before the redemption of any Pro-Fac equity.

Common Stock: The Cooperative’s common stock is owned by its members based upon the quantity and type of crops to be marketed through Pro-Fac by the member-grower. If a member-grower ceases to be a producer of agricultural products that are marketed through the Cooperative, then the member-grower must sell its shares of Pro-Fac common stock to another grower that is acceptable to the Cooperative. Additionally, member-growers desiring to adjust quantities of crops marketed through Pro-Fac may either offer to sell or purchase shares of Pro-Fac common stock.

In January 2003, the Pro-Fac Board of Directors suspended the payment of dividends on the Cooperative’s common stock for an indefinite period of time. In January 2006, the Board placed a moratorium on Pro-Fac’s repurchase of shares of its common stock from its member-growers. Any repurchase by Pro-Fac of its common stock is subject to pre-approval by the Board.

Special Membership Interests: In conjunction with the Transaction, special membership interests in the aggregate amount of $21.7 million were allocated to the then current and former members of Pro-Fac who had made patronage deliveries to or on behalf of Pro-Fac in the six fiscal years ended June 29, 2002, in proportion to the patronage deliveries made by those members during that six fiscal year period.

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

During the nine months ended March 28, 2009 and March 29, 2008, Pro-Fac paid Farm Fresh approximately $167,000 and $157,000, respectively, for services provided. Farm Fresh paid Pro-Fac $27,000 and $27,000, respectively, for consulting services provided by Pro-Fac during the same periods. At March 28, 2009, Pro-Fac owed approximately $1,000 to Farm Fresh. At June 28, 2008, Farm Fresh owed Pro-Fac approximately $273,000.

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

▪

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

▪

The Cooperative’s ability to pay dividends is dependent upon available cash, capital surplus and its future earnings. The Cooperative’s principal use of available cash has been the payment of dividends on its preferred stock and the redemption of its securities. In recent years, the $10.0 million annual receipts under the Termination Agreement had been the principal source of cash for payment of dividends with the final $2.0 million installment received in July 2007. In July 2007, Pro-Fac received a $120.1 million cash distribution from Holdings LLC. Although Pro-Fac is a party to the Limited Liability Company Agreement and, as a member of Holdings LLC, is entitled to annual distributions, if made, Holdings LLC has advised Pro-Fac that it will not speculate as to whether further distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made and operates under a business plan that assumes no further distributions will be made.

Using proceeds of the July 2007 distribution from Holdings LLC, the Board of Directors declared and the Cooperative paid dividends on its preferred stock in July and October 2007; January, April, July and October 2008; and January and April, 2009. There can be no assurances that Pro-Fac will continue to pay dividends and the declaration of any future dividends is subject to Board action in advance of any such declaration based upon all of the facts and circumstances at such time. On April 3, 2009, the Cooperative announced that future quarterly dividends, beginning with the July 31, 2009 dividend, if declared by its Board of Directors, are expected to be at the rate of $.20 per share.

•

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac’s financial condition and results of operations in the third quarter and first nine months of fiscal 2009 as compared to the third quarter and first nine months of fiscal 2008. This section should be read in conjunction with Part I, Item 1. Financial Statements, of this Report.

OVERVIEW

Since 1960, Pro-Fac has operated as an agricultural cooperative, owned and controlled by its members, to purchase, market, and sell crops grown by its member-growers, for the mutual benefit of its members. The Cooperative’s core business focus has not changed in 49 years and its current strategy is to continue its business of purchasing, marketing, and selling its member-grower crops to its customers.

One of the challenges Pro-Fac faces, which is discussed below under “Liquidity and Capital Resources”, is the Cooperative’s source of available cash to fund its operations and pay its dividends. In recent years, Pro-Fac’s primary source of cash to fund its operations and pay dividends was the $10.0 million in payments it received annually under the Termination Agreement described above, with the final installment of $2.0 million received in July 2007. Currently, Pro-Fac’s primary sources of cash are cash on hand, gross profit and margin on certain sales, interest income and possible distributions, if any, made by Holdings LLC to Pro-Fac under the Limited Liability Company Agreement.

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

RESULTS OF OPERATIONS - THIRD QUARTER 2009 COMPARED TO THIRD QUARTER 2008

Net sales, cost of sales and gross profit: Net sales increased from $11,000 in the quarter ended March 29, 2008 to $0.7 million in the quarter ended March 28, 2009, and cost of sales increased from $42,000 in the quarter ended March 29, 2008 to $0.7 million in the quarter ended March 28, 2009, as the Cooperative entered into more sales transactions as a principal. Volume and pricing differences resulted in a $68,000 increase in gross profit for the quarter ended March 28, 2009 compared to the quarter ended March 29, 2008.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members, which result in margin being earned by the Cooperative. The Cooperative earned $17,000 in margin during the quarter ended March 28, 2009 and $0.1 million in margin during the quarter ended March 29, 2008. The decrease resulted from volume differences.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.6 million and $0.5 million for the quarters ended March 28, 2009 and March 29, 2008, respectively. The increase relates to an increase of $0.1 million in the reserve for uncollectable accounts receivable recorded during the quarter ended March 28, 2009.

Investment income: Investment income decreased from $0.3 million for the quarter ended March 29, 2008, to $31,000 for the quarter ended March 28, 2009, due to use of the proceeds from the $120.1 million distribution from Holdings LLC in July 2007 to redeem equity interests in July and October 2007 and October 2008 and pay dividends. Investment income for the quarters ended March 28, 2009 and March 29, 2008, included unrealized gains/(losses) of approximately ($1,000) and $46,000, respectively.

Income Taxes: The Cooperative qualifies for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions for dividends paid on its common and preferred stock and distributions of patronage income. The Cooperative intends to surrender its tax exempt status effective for fiscal year 2009. This action is not expected to have a material impact on Pro-Fac’s operations or income tax liabilities.

During the first quarter of fiscal year 2008, Pro-Fac received a $120.1 million distribution from Holdings LLC pursuant to the terms of the Limited Liability Company Agreement. Approximately $10.1 million of the amount received was a taxable dividend, subject to the qualified dividends received deduction, with the remaining amount representing a return of capital.

The Cooperative’s tax basis of its investment in Holdings LLC at June 28, 2008 was $76.4 million. A deferred income tax asset has not been recognized on the estimated excess of the tax basis over the recorded financial statement value of Pro-Fac’s investment in Holdings LLC at March 28, 2009. This asset would only be realized upon the sale of Pro-Fac’s investment based on the proceeds received or receipt of a distribution representing a return of capital, neither of which is expected to occur in the foreseeable future.

The income tax benefit for the quarters ended March 28, 2009 and March 29, 2008 were based on the Cooperative’s estimated effective tax rates for the respective fiscal years applied to the respective quarters.

For fiscal year 2009, the Cooperative expects to generate a net operating loss carry forward for income tax purposes. Realization of the related deferred tax asset is not assured. Accordingly, a valuation allowance has been recorded to offset the deferred tax asset, resulting in a reduction in the effective rate The Cooperative also generated a loss for income tax purposes in 2008, all of which was carried back to generate refunds of taxes previously paid resulting in the income tax benefit recorded in the quarter ended March 29, 2008.

RESULTS OF OPERATIONS – FIRST NINE MONTHS 2009 COMPARED TO FIRST NINE MONTHS 2008

Net sales, cost of sales and gross profit: Net sales increased from $0.9 million in the nine months ended March 29, 2008 to $1.9 million in the nine months ended March 28, 2009, and cost of sales increased from $1.0 million in the nine months ended March 29, 2008 to $1.8 million in the nine months ended March 28, 2009, as the Cooperative entered into more sales transactions as a principal. Volume and pricing differences accounted for the majority of the $0.2 million improvement in gross profit for the nine months ended March 28, 2009 compared to the nine months ended March 29, 2008.

Gain from transaction with Birds Eye Foods and related agreements: In the first nine months of fiscal year 2008, Pro-Fac recognized, approximately $1.2 million, as additional gain from the receipt of the final termination payment under the Termination Agreement in July 2007.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members, which result in margin being earned by the Cooperative. The Cooperative earned $0.3 million in margin during the first nine months of fiscal 2009 and $0.2 million in margin during the first nine months of fiscal 2008. Volume and pricing differences accounted for the majority of the improvement in margin for the nine months ended March 28, 2009.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $1.6 million and $1.4 million for the nine months ended March 28, 2009 and March 29, 2008, respectively. The increase relates to an increase of $0.1 million in the reserve for uncollectable accounts receivable recorded during the quarter ended March 28, 2009

Investment income: Investment income decreased from $2.4 million for the nine months ended March 29, 2008 to $0.3 million for the nine months ended March 28, 2009 due to use of the proceeds from the $120.1 million distributions from Holdings, LLC in July 2007 to redeem equity interests in July and October 2007 and October 2008 and pay dividends. Investment income for the nine months ended March 28, 2009 and March 29, 2008, included unrealized gains/(losses) of approximately ($1,000) and $46,000, respectively.

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

Income taxes: The income tax benefit for the nine months ended March 28, 2009 is based on the Cooperative’s estimated effective tax rate for fiscal year 2009. The Cooperative does not expect to record a net deferred tax asset for any expected fiscal year 2009 net operating loss carry forward as realization is not reasonably assured. A valuation allowance has been recorded to offset the deferred tax asset. The Cooperative recorded a tax benefit of $1.0 million for the nine month period ended March 29, 2008 because the Cooperative expected to have a loss for tax purposes which would be carried back to recover taxes paid in prior periods.

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

A deferred income tax asset has not been recognized on the estimated excess of the tax basis over the recorded financial statement value of the investment in Holdings LLC at March 28, 2009, of approximately $76.4 million. This potential asset would only be recognized upon the sale of the investment based on the proceeds received or receipt of a distribution representing a return of capital, which was not considered probable at March 28, 2009.

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

The final installment payment to Pro-Fac under the Termination Agreement was received in July 2007.

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

As described in Note 3 to the Cooperative’s unaudited condensed financial statements included in Part I, Item 1. Financial Statements, of this report, Pro-Fac may borrow up to $2.0 million from M&T Bank and approximately $0.6 million (limited by collateral) from a cooperative. At March 28, 2009, Pro-Fac had no outstanding borrowings under either borrowing facility.

The Board of Directors periodically evaluates Pro-Fac’s business plan. There can be no assurances that Pro-Fac will continue to pay dividends and the declaration of any future dividends is subject to Board action in advance of any such declaration based upon all of the facts and circumstances at such time. On April 3, 2009, the Cooperative announced that future quarterly dividends, beginning with the July 31, 2009 dividend, if declared by its Board of Directors, are expected to be at the rate of $.20 per share. Any future difference between a quarterly dividend payment and the full quarterly preferred dividend of $0.43 per share must be paid in full before the payment of dividends on any other Pro-Fac equity and before the redemption of any Pro-Fac equity.

A discussion of “Statement of Cash Flows” for the nine months ended March 28, 2009, follows:

Net cash used in operating activities was $2.4 million for the first nine months of fiscal year 2009 compared to cash provided by operating activities of approximately $111.0 million in the first nine months of fiscal year 2008. The change primarily represents income from the receipt of the $120.1 million distribution from Holdings LLC in the first nine months of fiscal year 2008, changes in investments classified as trading securities and changes in the timing of cash receipts from customers other than Birds Eye Foods and related cash payments to member-growers between the first nine months of fiscal year 2009 and the first nine months of fiscal year 2008.

In the first nine months of fiscal year 2009, no cash was provided by investing activities. Cash provided by investing activities for the first nine months of fiscal year 2008 was $5.5 million related to the receipt of $2.0 million from Birds Eye Foods as the final payment under the Termination Agreement and the portion of the distribution from Holdings LLC classified as a return of capital, approximately $3.5 million.

Net cash used in financing activities during the first nine months of fiscal year 2009 included payment of dividends of $2.1 million and the redemption of preferred shares of $9.8 million. During the first nine months of fiscal year 2008, net cash used in financing activities included $1.0 million to repay amounts previously borrowed, $6.8 million to redeem all retained earnings allocated to members, $8.3 million in dividends paid and $79.6 million for the redemption of preferred shares.

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

Disclosure Controls and Procedures: Pro-Fac’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, Pro-Fac’s Principal Executive and Principal Financial Officer concluded that Pro-Fac’s disclosure controls and procedures as of March 28, 2009 (the end of the period covered by this Report), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Pro-Fac’s management, including its Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting: There were no changes in Pro-Fac’s internal control over financial reporting identified during the quarter ended March 28, 2009, that materially affected, or are reasonably likely to materially affect, Pro-Fac’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The information called for by this Item is disclosed in NOTE 5. “Other Matters – Legal Matters” under “Notes to Condensed Financial Statements” in Part I, Item 1 of this Form 10-Q, and is incorporated herein by reference in answer to this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The regional annual membership meetings for the members of Pro-Fac were held as follows:

Date	Region/District	City/State

February 13, 2009	I/1 and I/2	Pittsford, New York
February 24, 2009	III	Columbus, Nebraska
February 25, 2009	II/2	Havana, Illinois
March 3, 2009	I/3	Johnstown, Pennsylvania
March 4, 2009	II/1	Holland, Michigan

(b)

Peter Call, Robert DeBadts, Allan Overhiser, Darell Sarf, and Steven Koinzan were re-elected to three-year terms on the Pro-Fac Board of Directors as a result of the elections at the regional meetings held in February and March, 2009. The following is a list of the remaining directors whose terms of office continued after the regional annual meetings.

Name	Term Expires

Charles Altemus	2010
Kenneth Dahlstedt	2010
Bruce Fox	2011
Joseph Herman	2010
Kenneth Mattingly	2011
Paul Roe	2011
James Vincent	2010

(c)

The only matters submitted to the Cooperative’s members for action at the regional annual meetings were the election of directors and ratification of amendments to Pro-Fac’s Bylaws. Following are the voting results for members of the Board of Directors from the regional meetings:

Name	Votes Cast For	Votes Cast Against	Not Voting

Peter Call	66	0	1
Robert DeBadts	46	0	2
Allan Overhiser	69	0	7
Darell Sarf	13	0	0
Steven Koinzan	14	0	0

The amendment to Pro-Fac’s Bylaws, which was approved by the Cooperative’s Board of Directors on January 31, 2008 and previously reported in its current report on Form 8-K filed March 10, 2009, further defines the events which trigger a capital gains distribution and was ratified by a vote of 192 in favor, 7 opposed and 35 not voting.

Consistent with the Cooperative’s Bylaws, the Pro-Fac Board of Directors re-appointed directors Cornelius D. Harrington, Frank M. Stotz and William J. Lipinski to continue to serve as directors of the Cooperative for a one year term and until their successors are duly elected and qualified. Messrs, Harrington, Stotz, and Lipinski will continue to serve as members of the Cooperative’s Audit Committee, and Mr. Lipinski also continues to serve on the Executive and Compensation Committee.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.	Certification required by Rule 13a-14 (a) of the Securities Exchange Act of 1934 of the Principal Executive Officer and the Principal Financial Officer (filed herewith).

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

PRO-FAC COOPERATIVE, INC.

Date:	May 8, 2009	BY:	/s/ Stephen R. Wright

General Manager, Chief Executive
Officer, Chief Financial Officer
and Secretary
(On Behalf of the Registrant and as
Principal Executive Officer
Principal Financial Officer, and
Principal Accounting Officer)