Form 10-K
period 2009-06-27
PRO-FAC COOPERATIVE INC
filed 2009-09-18
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 27, 2009

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _____ to _____

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
YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐   NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*
YES ☐ NO ☐

*     The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 27, 2008
Common Stock: $7,033,505
(Based upon par value of shares since there is no market for the registrant’s common stock)

Number of shares of common stock outstanding at September 15, 2009:
Common Stock: 1,700,058

1 of 49 Pages

FORM 10-K ANNUAL REPORT - Fiscal Year 2009
PRO-FAC COOPERATIVE, INC.
TABLE OF CONTENTS

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

From time to time, Pro-Fac Cooperative, Inc. (“Pro-Fac” or the “Cooperative”) or persons acting on behalf of Pro-Fac may make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or by the Securities and Exchange Commission (“SEC”) in its rules, regulations, and releases. The Cooperative desires to take advantage of the “safe harbor” provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report (including without limitation the “Business Outlook” and “Other Matters” portions thereof) and other statements made in this Form 10-K and in other filings with the SEC.

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management’s current expectations and beliefs, all of which could be affected by the uncertainties and risk factors described below. The Cooperative’s actual results could differ materially from those expressed or implied in the forward-looking statements. The risk factors that could impact the Cooperative include:

▪

The Cooperative’s most significant asset is its investment in Birds Eye Holdings LLC (“Holdings LLC”). Holdings LLC is not a reporting company under the Securities Exchange Act of 1934 (the “1934 Act”) and, accordingly, does not file annual reports on Form 10-K, quarterly reports on Form 10-Q or other periodic reports with the SEC. Moreover, while the Limited Liability Company Agreement of Holdings LLC, dated August 19, 2002 (the “Limited Liability Company Agreement”) requires that Holdings LLC provide Pro-Fac with annual financial statements of Holdings LLC within 120 days after the close of a fiscal year and, to the extent received by Holdings LLC, financial statements of Birds Eye Foods, Inc. (“Birds Eye Foods”), any financial information received pursuant to the Limited Liability Company Agreement is subject to confidentiality provisions that preclude public disclosure. Accordingly, the holders of shares of Pro-Fac capital stock do not have access to information about Holdings LLC or its indirect, wholly-owned subsidiary, Birds Eye Foods, or their financial condition and results of operations.

▪

The Cooperative’s principal use of cash available after payment of normal operating expenses has been the payment of dividends on its preferred stock and the redemption of its securities. The Cooperative’s ability to pay dividends is dependent upon available cash, capital surplus and Pro-Fac’s future earnings. Through July 2007, when Pro-Fac received the final payment under the Termination Agreement with Birds Eye Foods (described below under “Item 1. Description of Business – General Development of Business”), Pro-Fac’s annual receipts under the Termination Agreement had been the Cooperative’s principal source of available cash. In July 2007, Pro-Fac received a $120.1 million cash distribution from Holdings LLC. However, Holdings LLC has advised Pro-Fac that it will not speculate as to whether further distributions will be made under the Limited Liability Company Agreement and, as a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made and operates under a business plan that assumes no further distributions will be made. There can be no assurance that Pro-Fac will continue to declare and pay dividends. On April 3, 2009, the Cooperative announced that, beginning with the July 31, 2009 dividend, future quarterly dividends, if declared by its Board of Directors, are expected to be at the rate of $0.20 per share.

▪

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

Future variations in cash receipts and any uncollectible accounts receivable will impact Pro-Fac’s working capital. Pro-Fac’s ability to fund these cash requirements is dependent on available cash and investments and borrowing capacity under the terms of available lines-of-credit. Uncollectible accounts receivable, if any, would either be absorbed by Pro-Fac through its available cash and investments or by reducing expenditures, or funded through a reduction in CMV paid to members.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Pro-Fac is an agricultural cooperative corporation formed in 1960 under the Cooperative Corporations Law of New York to market crops grown by its members. Crops marketed by Pro-Fac include fruits (cherries, apples, blueberries, and peaches), vegetables (snap beans, beets, cucumbers, peas, sweet corn, carrots, cabbage, squash, asparagus and potatoes) and popcorn. Only growers of crops marketed through Pro-Fac (or associations of such growers) can become members of Pro-Fac. A grower becomes a member of Pro-Fac through the purchase of common stock. As of June 27, 2009, there were approximately 477 Pro-Fac members, consisting of individual growers or associations of growers, located principally in the states of New York, Delaware, Pennsylvania, Illinois, Michigan, Washington, Oregon, Iowa, Nebraska and Florida.

Pro-Fac members are paid commercial market value (“CMV”) for crops delivered by them to Pro-Fac. CMV is the weighted average price paid by commercial processors for the same or similar crops, used for the same or similar purposes, in the same or similar marketing areas. In addition, Pro-Fac members may be paid their allocable share of the Cooperative’s patronage income, determined in accordance with the Cooperative’s by-laws in excess of CMV. Generally, any such excess patronage proceeds have been paid to Pro-Fac members partially in cash and partially in the form of retained earnings allocated to members, or “retains”.

Supply Agreements

Pro-Fac member-growers deliver raw product to Pro-Fac’s customers pursuant to supply agreements covering various crop commodities. Pro-Fac customers pay Pro-Fac the CMV of the crops supplied by Pro-Fac member-growers, which is established annually by commodity committees of Pro-Fac and its customers.

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

Unless terminated earlier, the Amended and Restated Marketing and Facilitation Agreement will continue in effect until August 19, 2012. Birds Eye Foods may terminate the Amended and Restated Marketing and Facilitation Agreement prior to August 19, 2012 upon the occurrence of certain events, including a change in control transaction affecting Birds Eye Foods or its sole stockholder, Birds Eye Holdings, Inc.

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

On April 17, 2007, Pro-Fac and Allens entered into a raw product supply agreement (the “Allens Supply Agreement”), which supersedes those portions of the Amended and Restated Marketing and Facilitation Agreement assigned by Birds Eye Foods to Allens. The Allens Supply Agreement extends through the 2011 growing season and evidences the terms pursuant to which Pro-Fac will serve as the supplier of snap beans, corn, peas, carrots and butternut squash to the Bergen and Oakfield, New York processing facilities acquired by Allens.

Pursuant to the Allens Supply Agreement, Allens purchases raw products from Pro-Fac grown by Pro-Fac’s members. Allens pays Pro-Fac the CMV, as determined in accordance with Pro-Fac’s custom and past practice, for the crops delivered to Allens in installments corresponding to the dates payment is made by Pro-Fac to its members for the delivered crops. The Supply Agreement further provides that Allens will provide Pro-Fac services relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members in a manner consistent with past practices of Birds Eye Foods.

Service Agreement with Farm Fresh First, LLC

During the quarter ended March 24, 2007, Pro-Fac acquired a 6.25% membership interest in Farm Fresh First, LLC (“Farm Fresh”), and currently owns a 5.55% interest. On April 13, 2007, Pro-Fac entered into an agricultural services agreement with Farm Fresh. Under the services agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not otherwise subject to supply agreements with third parties. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them. Included are three members of Pro-Fac’s Board of Directors, Peter Call (who also serves as Pro-Fac’s President and Chairman of its Board of Directors), Kenneth Mattingly and James Vincent, who are each indirect owners of 5.55% of the membership interest of Farm Fresh (total 16.65%) through affiliated entities. Messrs. Call, Mattingly and Vincent serve on the board of directors of Farm Fresh, and Mr. Call serves as chairman.

Termination Agreement with Birds Eye Foods

From August 19, 2002 through July 2007, Pro-Fac’s primary source of income had been payments received under the Termination Agreement, which provided for Birds Eye Foods payment of a termination fee to Pro-Fac of $10.0 million per year for five years in consideration of the termination of the 1994 marketing and facilitation agreement between Birds Eye Foods and Pro-Fac as part of the Transaction described below under “Limited Liability Company Agreement with Vestar”. The termination fee was paid annually in installments as follows: $4.0 million on each July 1, and $2.0 million on each October 1, January 1 and April 1. Under an amendment to the agreement entered into on March 28, 2007, the last $2.0 million installment was received on July 3, 2007.

Limited Liability Company Agreement with Vestar

In connection with the acquisition by Vestar/Agrilink Holdings LLC, a Delaware limited liability company, and certain co-investors (collectively, “Vestar”) of Birds Eye Foods on August 19, 2002 (the “Transaction”), Pro-Fac and Vestar, together with others, entered into the Limited Liability Company Agreement. While Birds Eye Foods is not a party to the Limited Liability Company Agreement, the agreement contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC.

The Limited Liability Company Agreement provides, among other things, that Holdings LLC’s distributable assets, which include cash receipts from operations, investing and financing, net of expenses, will be distributed to Holdings LLC’s members as determined by Holdings LLC’s management committee. In general, those distributable assets are distributed first to holders of Holdings LLC’s preferred units and then to holders of common units. As of June 27, 2009, Pro-Fac owned approximately 40.0 percent of the common equity of Holdings LLC, through its ownership of 321,429 Class B common units. Holders of common units, other than Class A common units, are entitled to one vote for each common unit owned; owners of Class A common units are entitled to two votes for each Class A common unit owned. Vestar owns 100.0 percent of the Class A common units and, therefore, has a voting majority of all common units. As of June 27, 2009, Holdings LLC had no preferred units issued and outstanding.

The Limited Liability Company Agreement also provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye Foods), after August 19, 2007 and prior to a sale or dissolution of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye Foods to distribute annually to Holdings LLC up to $24.8 million of cash flow from the operations of Birds Eye Foods, which Holdings LLC will then distribute to the holders of its common units. In July 2007, Pro-Fac received a $120.1 million distribution from Holdings LLC, as described below. Prior to July 2007, Pro-Fac was advised that Holdings LLC would not speculate as to whether distributions would be made under the Limited Liability Company Agreement. Accordingly, as a minority owner of Holdings LLC, with no control over the determination of whether distributions will be made and Pro-Fac is operating under a business plan that assumes no further distributions will be made under the Limited Liability Company Agreement.

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

NARRATIVE DESCRIPTION OF BUSINESS

Pro-Fac is an agricultural cooperative that markets and sells its members’ crops to food processors. Sales of crops are accounted for as agent or principal based on the terms of the individual transactions. Pro-Fac earns gross profit or margin on certain transactions.

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

Significant Customers

The CMV of crops delivered by Pro-Fac to all of its customers was approximately $100.3 million and $76.9 million for the fiscal years ended June 27, 2009 and June 28, 2008, respectively. Pro-Fac’s largest customers are Allens and Birds Eye Foods. For the fiscal years ended June 27, 2009 and June 28, 2008, approximately 51 percent and 48 percent, respectively, of crops purchased by Pro-Fac from its members were sold to Allens pursuant to the Allens Supply Agreement. For the same years, approximately 23 percent and 29 percent, respectively, of the crops purchased by Pro-Fac from its members were sold to Birds Eye Foods pursuant to the Amended and Restated Marketing and Facilitation Agreement.

Competitive Conditions

The Cooperative competes with other cooperatives and individual growers for customers with respect to the marketing and sale of its members’ crops. Competition is based on quality of product, pricing and ability to deliver, among other factors.

Employees

At June 27, 2009, Pro-Fac had four full-time employees.

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

The Cooperative may borrow up to $2.0 million under the terms of a line of credit (the “M&T Line of Credit”) with Manufacturers and Traders Trust Company (“M&T Bank”). As of June 27, 2009, no amount was outstanding under the M&T Line of Credit. For additional information about the M&T Line of Credit see the discussions under the heading “Liquidity and Capital Resources” in Part II, Item 7 of this Report and “NOTE 3. Long-Term Debt” under “Notes to Financial Statements” in Part II, Item 8 of this Report.

ITEM 2.	PROPERTIES

At June 27, 2009, Pro-Fac leased its principal office, which is located at 590 WillowBrook Office Park, Fairport, New York and consists of 1,195 square feet of office space. The lease is effective through June 2010 at an annual rent of $18,888 ($1,574 per month). The lease includes two one-year renewal options at a rent to be negotiated.

ITEM 3.	LEGAL PROCEEDINGS

The Cooperative is party to various legal proceedings from time to time in the normal course of its business. In the opinion of management, any liability that might be incurred upon the resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Cooperative’s business, financial condition or results of operations. Further, no such proceedings are known to be contemplated by any governmental authorities. The Cooperative maintains general liability insurance coverage in amounts deemed to be adequate by the Board of Directors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for the Cooperative’s common stock. Only member-growers of the Cooperative can own shares of the Cooperative’s common stock. As of June 27, 2009, there were 477 members of Pro-Fac holding shares of Pro-Fac common stock. In January 2003, the Board of Directors of Pro-Fac suspended the payment of dividends on the Cooperative’s common stock for an indefinite period of time. Further, the New York Cooperative Law restricts the amount of annual dividends that Pro-Fac may pay on its shares of common stock to 12 percent of the issue price per annum.

Additional information concerning dividends and related stockholder matters may be found in the following sections of this Report: “Cautionary Statement on Forward-Looking Statements and Risk Factors”, “Liquidity and Capital Resources” in Part II, Item 7 of this Report, “Statements of Cash Flows”, “Statements of Changes in Shareholders’ and Members Capitalization/(Deficit) and Redeemable and Common Stock”, in Part II, Item 8 of this Report and in “NOTE 5. Common Stock and Capitalization” under “Notes to Financial Statements” in Part II, Item 8 of this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section should be read in conjunction with Part I, Item 1: Business; and Part II, Item 8: Financial Statements and Supplementary Data of this Report.

The purpose of this discussion is to outline the significant reasons for changes in the Statement of Operations from fiscal 2008 through fiscal 2009.

CHANGES FROM FISCAL YEAR 2008 TO FISCAL YEAR 2009

Net Sales, Cost of Sales and Gross Profit: Net sales and cost of sales increased in fiscal year 2009 as the Cooperative entered into more sales transactions as a principal than in fiscal year 2008 and commodity prices increased.

Gain from Transaction with Birds Eye Foods, Inc. and Related Agreements: In accordance with the Termination Agreement, Pro-Fac was entitled to the payment of a termination fee of $10.0 million per year for five years payable in quarterly installments, as follows: $4.0 million on each July 1, and $2.0 million on each October 1, January 1, and April 1 with the final payment received in July 2007.

Payments under the Termination Agreement were considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement representing Pro-Fac’s continuing ownership percentage was recorded as a reduction to Pro-Fac’s investment in Holdings LLC. The remaining portion of the payments received was recognized as additional gain on the Transaction with Birds Eye Foods in the period received. Accordingly, in fiscal year 2008, Pro-Fac recognized approximately $1.2 million as additional gain from the receipt of termination payments. Because the final payment under the Termination Agreement was made in July 2007, Pro-Fac received no payments under that agreement during fiscal 2009 and accordingly recognized no additional gain in fiscal 2009.

Margin on Delivered Product: The Cooperative negotiates certain sales transactions on behalf of its members which result in margin being earned by the Cooperative. The Cooperative earned $0.4 million in margin during fiscal year 2009 and $0.3 million in fiscal year 2008. The increase in margin resulted primarily from the timing of sales transactions.

Selling, Administrative, and General Expense: Selling, administrative, and general expenses totaled $2.0 million and $1.8 million for fiscal years 2009 and 2008, respectively. The increase is due primarily to a bad debt of $0.1 million in fiscal year 2009.

Distribution from Holdings LLC: During the first quarter of fiscal year 2008, Pro-Fac received a distribution of approximately $120.1 million from Holdings LLC under the Limited Liability Company Agreement. In accordance with the cost method of accounting for the investment in Holdings LLC, Pro-Fac reduced its investment in Holdings LLC by $3.5 million to zero with the remaining $116.6 million of the distribution recorded as income. No distributions were received in fiscal year 2009.

Contract Termination Receipts and Payments: During fiscal year 2008, Pro-Fac received approximately $1.4 million under a settlement agreement and release with a customer in connection with the termination of a raw product supply agreement with that customer, and Pro-Fac made contract termination payments totaling approximately $1.0 million to member-growers who would no longer be supplying raw product for the customer. Also in fiscal year 2008, Pro-Fac redeemed approximately $348,000 of common stock of those member-growers, representing approximately 56% of the shares owned by those members. No further payments were made or received in connection with this termination during fiscal year 2009.

Shortfall Payments: Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods may be required to make shortfall payments to Pro-Fac as discussed above under “Item I. Description of Business – Supply Agreements.” During fiscal year 2008, Pro-Fac ascertained that Birds Eye Foods had not met purchasing targets for two crops. As a result, Pro-Fac received a total of $370,000 in shortfall payments; $215,000 in fiscal year 2009 and $155,000 in July 2009.

Income Taxes: Through fiscal year 2008, the Cooperative had qualified for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on their common and preferred stock and distributions of patronage income. The Cooperative has historically used these special deductions and distributions of patronage income to reduce the Cooperative’s taxable income. The Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal years ended June 27, 2009 or June 28, 2008. For fiscal year 2008, after deductions for dividends paid, the Cooperative had a loss for tax purposes which was carried back to recover taxes paid in prior periods. Accordingly, a tax benefit of $1.0 million was recorded for the year ended June 28, 2008.

The Cooperative will surrender its tax exempt status effective for fiscal year 2009 and the Board of Directors adopted resolutions to this effect on August 19, 2009. This action is not expected to have a material impact on Pro-Fac’s operations or income tax liabilities.

CRITICAL ACCOUNTING POLICIES

“NOTE 1. Description of Business and Summary of Significant Accounting Policies” under “Notes to Financial Statements” included in Part II, Item 8 of this Report discusses the significant accounting policies of Pro-Fac. Pro-Fac’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Pro-Fac’s management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Pro-Fac regularly evaluates its estimates.

Certain accounting policies deemed critical to Pro-Fac’s results of operations or financial position are discussed below.

The Cooperative accounts for its investment in Holdings LLC under the cost method of accounting. Under the cost method, the Cooperative’s share of Holdings LLC’s earnings or losses is not included in the Cooperative’s balance sheet or statement of operations and the Cooperative does not record its proportionate share of other comprehensive income and loss items of Holdings LLC. As a result of the $120.1 million distribution received from Holdings LLC during the first quarter of fiscal year 2008, Pro-Fac’s investment in Holdings LLC was reduced on Pro-Fac’s balance sheet to zero. However, Pro-Fac continues to own an approximate 40% interest in Holdings LLC through its ownership of Class B common units.

For fiscal year 2008, $10.1 million of the distribution received was reported as a taxable dividend, subject to the qualified dividends received deduction, with the remaining amount representing a return of capital. This amount is $106.5 million less than the amount reported as income for financial statement purposes, resulting in a reduction of the excess of tax basis over the recorded financial statement basis in Pro-Fac’s investment in Holdings LLC. A deferred income tax asset has not been recognized on the estimated excess of the tax basis over the recorded financial statement value of the investment in Holdings LLC at June 27, 2009, of approximately $76.4 million. This potential asset would only be recognized upon the sale of the investment based on the proceeds received or receipt of a distribution representing a return of capital, which was not considered probable at June 27, 2009.

Pro-Fac markets and sells its members’ crops to food processors. Under the provisions of Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross Versus Net as an Agent”, the Cooperative records activity among its customers, itself and its members on a net basis. For transactions in which Pro-Fac acts a principal rather than an agent, sales and cost of sales are reported.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Pro-Fac has had four sources or potential sources of available cash to fund its operating expenses and the payment of its quarterly dividends: (i) cash from its sale of raw products to its customers, (ii) payments received under the Termination Agreement with Birds Eye Foods, (iii) cash distributions related to its investment in Holdings LLC, and (iv) borrowings. The final installment payment of $2.0 million to Pro-Fac under the Termination Agreement was received in July 2007; therefore, that agreement no longer serves as a potential source of available cash to Pro-Fac.

Pro-Fac receives cash payments equal to the CMV of crops sold to Birds Eye Foods, Allens and other customers pursuant to the Amended and Restated Marketing and Facilitation Agreement, the Allens Supply Agreement and other supply agreements. Although CMV payments are considered a potential source of cash to Pro-Fac, Pro-Fac has typically paid 100 percent of CMV to its member-growers for crops delivered and did so in fiscal years 2009 and 2008. Since CMV payments are approximately equal to the cash Pro-Fac receives from its customers for its raw products, CMV payments are not a significant source of available cash from which Pro-Fac can pay operating expenses and quarterly dividends.

While Pro-Fac principally acts as agent for its member-growers in the marketing and sale of crops, Pro-Fac does occasionally engage in crop sales transactions as a principal, resulting in gross profit or margin being earned by the Cooperative. Although the amounts earned have been increasing through fiscal year 2009, future increases are not expected to be significant.

In July 2007, Pro-Fac received a $120.1 million distribution from Holdings LLC. However, as discussed above in “Item 1. Business – Limited Liability Company Agreement with Vestar”, there can be no assurance that Pro-Fac will receive any such distribution in the future, and accordingly, Pro-Fac is operating under a business plan that assumes no further distributions under the Limited Liability Company Agreement.

In July 2007, Pro-Fac received a distribution of approximately $120.1 million from Holdings LLC under the Limited Liability Company Agreement. During the first quarter of fiscal year 2008, Pro-Fac used the proceeds of this distribution: to redeem all retained earnings allocated to its members at a cost of approximately $6.8 million; to pay dividends on its non-cumulative preferred stock and its Class A cumulative preferred stock at a cost of approximately $5.4 million; and to repay principal and interest owed under its Credit Agreement with Birds Eye Foods in an amount equal to approximately $1.1 million. During the second quarter of fiscal year 2008, Pro-Fac used the distribution proceeds to: redeem all of Pro-Fac’s non-cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $0.7 million; to redeem 3,155,433 shares of its Class A cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $78.9 million including transaction costs related to the Class A cumulative preferred stock; and to pay dividends on its preferred stock to the date of redemption as required to affect the redemption at a cost of approximately $2.1 million. During the second quarter of fiscal 2009, Pro-Fac used proceeds of the July 2007 distribution to redeem 390,887 shares of its Class A cumulative preferred stock at a price of $25.00 per share, for an aggregate redemption cost of approximately $9.8 million.

The Board of Directors continues to periodically evaluate Pro-Fac’s business plan. There can be no assurances that Pro-Fac will pay dividends in the future. The declaration of any future dividends is subject to Board action in advance of any such declaration based upon the facts and circumstances at such time. On April 3, 2009, the Cooperative announced that future quarterly dividends on shares of the Cooperative’s Class A cumulative preferred stock, beginning with the July 31, 2009 dividend, if declared by its Board of Directors, are expected to be at the rate of $0.20 per share. Any difference between a future quarterly dividend payment and the full quarterly preferred dividend of $0.43 per share must be paid in full before the payment of dividends on any other Pro-Fac equity and before the redemption of any Pro-Fac equity.

The Cooperative may borrow up to $2.0 million under the M&T Line of Credit. Principal amounts borrowed under the M&T Line of Credit bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest (3.25 percent at June 27, 2009). Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. Pro-Fac’s obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of Pro-Fac’s assets, excluding Pro-Fac’s Class B common units in Holdings LLC. The collateral does include any distributions made to Pro-Fac by Holdings LLC in respect of Pro-Fac’s Class B common units and cash payments made by Birds Eye Foods to the Cooperative. At June 27, 2009 and June 28, 2008, there was no balance outstanding under the M&T Line of Credit.

Pro-Fac is a member of another cooperative that markets cherries. As a member of the cooperative, Pro-Fac has entered into a loan agreement with the cooperative that allows Pro-Fac to borrow the collateral value of inventory owned by Pro-Fac and held by the cooperative, up to $5.0 million. Interest is charged at the cooperative’s cost of funds to finance costs related to the cherry inventory. At June 27, 2009, Pro-Fac had borrowing capacity of approximately $120,000. No amounts were outstanding.

A discussion of Pro-Fac’s “Statement of Cash Flows” for the year ended June 27, 2009 follows:

Net cash used in operating activities was $2.6 million in fiscal year 2009 compared to net cash provided by operating activities of $117.0 million in fiscal year 2008. The change primarily represents income from the receipt of the $120.1 million distribution from Holdings LLC in fiscal year 2008 and the investment in bonds of $2.6 million in fiscal year 2009.

No cash was provided by investing activities in fiscal year 2009. Cash provided by investing activities in fiscal year 2008 was $5.5 million related to the receipt of $2.0 million from Birds Eye Foods as the final payment under the Termination Agreement and the $3.5 million portion of the distribution from Holdings LLC classified as a return of capital.

During fiscal year 2009, net cash used in financing activities included the redemption of 390,887 Class A cumulative, preferred shares for $9.8 million and payment of dividends of $2.7 million on Pro-Fac’s Class A Cumulative Preferred Stock. Net cash used in financing activities during fiscal year 2008 included $1.0 million to repay amounts previously borrowed under a prior credit facility with Birds Eye Foods, $6.8 million to redeem all retained earnings allocated to members, $79.6 million to redeem all non-cumulative preferred shares and 3,155,433 Class A cumulative preferred shares, $0.3 million to purchase and retire common shares, and $9.0 million in dividends paid on Pro-Fac’s Class A Cumulative Preferred Stock.

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

Based on Pro-Fac’s operations and anticipated cash flow needs, on an annual basis the Pro-Fac Board determines whether to retain a portion of CMV otherwise payable to its grower-members for working capital or other general corporate purposes. In consideration of its sources and cash flow needs, no CMV was retained in fiscal year 2009 or 2008.

BUSINESS OUTLOOK

The following is a summary of Pro-Fac’s business outlook for fiscal 2010 and should be read in conjunction with the related completed fiscal year discussions in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report.

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

One of the challenges Pro-Fac faces, which is discussed above under “Liquidity and Capital Resources”, is the Cooperative’s source of available cash to fund its operations and pay its dividends. From fiscal 2003 through fiscal 2008, Pro-Fac’s primary sources of cash to fund its operations and pay dividends were the $10.0 million payments it received annually under the Termination Agreement, the last installment of $2.0 million having been received in July 2007, and the $120.1 million distribution received from Holdings LLC in July 2007. As a result, currently, Pro-Fac’s primary sources of cash are gross profit and margin on certain sales, interest income and annual distributions, if any, made by Holdings LLC to Pro-Fac pursuant to the Limited Liability Company Agreement.

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

OTHER MATTERS

Indemnifications: Pro-Fac may in the future be required to perform under certain indemnification provisions set forth in contracts, policies and its by-laws. For further discussion of Pro-Fac’s potential obligations under these provisions, see “Note 6. Other Matters” under “Notes to Financial Statements” in Part II, Item 8 of this Report.

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

Financial Statements are indexed and presented below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Pro-Fac Cooperative, Inc.
Rochester, New York

We have audited the accompanying balance sheets of Pro-Fac Cooperative, Inc. (the “Cooperative”) as of June 27, 2009 and June 28, 2008, and the related statements of operations and allocation of net income/(loss), cash flows, and changes in shareholders’ and members’ capitalization and common stock for the years then ended. These financial statements are the responsibility of the Cooperative’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Cooperative as of June 27, 2009 and June 28, 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Freed, Maxick & Battaglia, CPAs, PC.

Buffalo, New York
September 18, 2009

Pro-Fac Cooperative, Inc.

Statements of Operations and Allocation of Net Income/(Loss)
(Dollars in Thousands)

	Fiscal Years Ended

	June 27, 2009	June 28, 2008

Net sales	$2,869	$1,991
Cost of sales	(2,704)	(1,896)

Gross profit	165	95
Gain from transaction with Birds Eye Foods, Inc. and related agreements	0	1,200
Margin on delivered product	403	264
Selling, administrative, and general expenses	(2,015)	(1,807)
Other income	92	76

Operating loss	(1,355)	(172)
Distribution from Holdings LLC	0	116,594
Contract termination receipts	0	1,381
Contract termination payments	0	(998)
Shortfall payments	0	370
Investment income	313	2,577
Interest expense	0	(3)

Income /(loss) before income taxes	(1,042)	119,749
Income tax benefit/(provision)	(7)	1,025

Net income/(loss)	$(1,049)	$120,774

Allocation of net income/(loss):
Net income/(loss)	$(1,049)	$120,774
Dividends on preferred stock	(2,715)	(9,038)

Net surplus/(deficit)	(3,764)	111,736
Allocation from/(to) accumulated deficit	3,764	(111,736)

Net income available to members	$0	$0

The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc.
Balance Sheets
(Dollars in Thousands except share and per share information)

	June 27, 2009	June 28, 2008

ASSETS

Current assets:
Cash and cash equivalents	$15,262	$30,397
Investments	2,612	0
Accounts receivable, trade	13,256	12,702
Accounts receivable from Birds Eye Foods, Inc.	6,264	6,559
Due from Farm Fresh First, LLC	0	273
Income tax refund receivable	1,025	1,032
Inventory	536	1,121
Prepaid expenses and other current assets	63	86

Total current assets	39,018	52,170

Fixed assets, net	7	12
Account receivable from Birds Eye Foods, Inc., long-term	0	155

Investment in -
Birds Eye Holdings LLC	0	0
Farm Fresh First, LLC	50	50

Total assets	$39,075	$52,387

LIABILITIES AND SHAREHOLDERS’ AND MEMBERS’ CAPITALIZATION

Current liabilities:
Accounts payable	$298	$383
Due to Farm Fresh First, LLC	18	0
Other accrued expenses	21	253
Amounts due members	22,437	21,914

Total current liabilities	22,774	22,550

Commitments and contingencies (Note 6)

Common stock, par value $5, authorized 5,000,000 shares; issued and outstanding 1,700,058 and 1,700,064 shares	8,500	8,500

Shareholders’ and members’ capitalization:
Class A cumulative preferred stock, liquidation preference $25 per share; authorized 10,000,000 shares; issued and outstanding 1,382,952 and 1,773,839 shares	34,574	44,346
Special membership interests	21,733	21,733
Accumulated deficit	(48,506)	(44,742)

Total shareholders’ and members’ capitalization	7,801	21,337

Total liabilities and capitalization	$39,075	$52,387

The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc.
Statements of Cash Flows
(Dollars in Thousands)

	Fiscal Years Ended

	June 27, 2009	June 28, 2008

Cash Flows from Operating Activities:
Net income/(loss)	$(1,049)	$120,774
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	5	5
Provision for bad debts	108	0
Gain from transaction with Birds Eye Foods, Inc. and related agreements	0	(1,200)
Change in assets and liabilities:
Investments	(2,612)	0
Accounts receivable	61	(3,442)
Inventory	585	(1,100)
Income taxes	7	(1,447)
Accounts payable and accrued expenses	(299)	225
Amounts due members	523	3,253
Other assets and liabilities	23	(40)

Net cash provided by/(used in) operating activities	(2,648)	117,028

Cash Flows from Investing Activities:
Proceeds from Termination Agreement with Birds Eye Foods, Inc.	0	2,000
Purchase of property, plant and equipment	0	(4)
Distribution from Holdings LLC classified as a return of capital	0	3,524

Net cash provided by investing activities	0	5,520

Cash Flows from Financing Activities:
Proceeds from (repayment of) Credit Facility with Birds Eye Foods, Inc.	0	(1,000)
Redemption of retained earnings allocated to members	0	(6,771)
Redemption of preferred stock	(9,772)	(79,576)
Repurchase of common stock	0	(348)
Cash dividends paid	(2,715)	(9,038)

Net cash used in financing activities	(12,487)	(96,733)

Net change in cash and cash equivalents	(15,135)	25,815
Cash and cash equivalents at beginning of year	30,397	4,582

Cash and cash equivalents at end of year	$15,262	$30,397

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$0	$0

Income taxes, net	$0	$422

The accompanying notes are an integral part of these financial statements.

Pro-Fac Cooperative, Inc.
Statements of Changes in Shareholders’ and Members’ Capitalization and Common Stock
(Dollars in Thousands)

	Fiscal Years Ended

	June 27, 2009	June 28, 2008

Retained earnings allocated to members:
Qualified retains:
Balance at beginning of year	$0	$6,771
Redeemed	0	(6,771)

Balance at end of year	$0	$0

Non-cumulative preferred stock:
Balance at beginning of year	$0	$658
Repurchased and cancelled	0	(658)

Balance at end of year	$0	$0

Class A cumulative preferred stock:
Balance at beginning of year	$44,346	$123,233
Repurchased and cancelled	(9,772)	(78,887)

Balance at end of year	$34,574	$44,346

Accumulated deficit:
Balance at beginning of year	$(44,742)	$(156,447)
Allocation to/(from) accumulated deficit	(3,764)	111,736
Costs related to redemption of preferred stock	0	(31)

Balance at end of year	$(48,506)	$(44,742)

Special membership interests:
Balance at beginning of year	$21,733	$21,733

Balance at end of year	$21,733	$21,733

Total shareholders’ and members’ capitalization	$7,801	$21,337

Common stock:
Balance at beginning of year	$8,500	$8,848
Repurchased and cancelled	0	(348)

Balance at end of year	$8,500	$8,500

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

The CMV of crops delivered by Pro-Fac to all of its customers was approximately $100.3 million (unaudited) and $76.9 million (unaudited) for the fiscal years ended June 27, 2009 and June 28, 2008, respectively. On December 21, 2006, Birds Eye Foods sold substantially all of the operating assets of its non-branded frozen vegetable business to Allens, Inc. (“Allens”), including its processing facilities located in Oakfield and Bergen, New York. As part of the transaction, Birds Eye Foods assigned to Allens the portion of the Amended and Restated Marketing and Facilitation Agreement related to those crops processed in the New York facilities. Pro-Fac subsequently entered into a new raw project supply agreement with Allens, which continues through the 2011 growing season. For the years ended June 27, 2009 and June 28, 2008, the CMV of crops delivered to Allens was approximately $53.4 million (unaudited) and $35.3 million (unaudited), respectively, which represented 51 percent and 48 percent, respectively, of crops purchased by Pro-Fac from its members and sold to customers. Accounts receivable from Allens were $10.6 million and $10.3 million at June 27, 2009 and June 28, 2008, respectively. For the fiscal years ended June 27, 2009 and June 28, 2008, approximately 23 percent and 29 percent, respectively, of the crops purchased by Pro-Fac from its members were sold to Birds Eye Foods pursuant to the Amended and Restated Marketing and Facilitation Agreement.

On August 19, 2002, pursuant to the terms of the Unit Purchase Agreement dated as of June 20, 2002 (the “Unit Purchase Agreement”), by and among Pro-Fac, Birds Eye Foods and Vestar/Agrilink Holdings LLC, a Delaware limited liability company, Vestar/Agrilink Holdings, LLC and certain co-investors (collectively, “Vestar”) acquired indirect control of Birds Eye Foods (“the Transaction”). Upon consummation of the Transaction, Vestar acquired Class A common units and Pro-Fac acquired Class B common units in Birds Eye Holdings LLC (“Holdings LLC”), a Delaware limited liability company and the sole stockholder of Birds Eye Holdings Inc. (“Holdings Inc.”), a Delaware corporation and the sole stockholder of Birds Eye Foods. The Class A common units entitle Vestar to two votes for each Class A common unit held. All other Holdings LLC common units entitle the holder(s) thereof to one vote for each common unit held. Vestar has a voting majority of all common units.

For additional information about the Transaction, including resulting agreements, see below and “NOTE 2. Agreements with Birds Eye Foods” under these “Notes to Financial Statements”.

Limited Liability Company Agreement of Holdings LLC: Pro-Fac and Vestar, together with others, are parties to a limited liability company agreement dated August 19, 2002 (as amended from time to time, the “Limited Liability Company Agreement”) that contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye Foods), the distribution of profits and losses and the rights and limitations of members of Holdings LLC. The Limited Liability Company Agreement provides, among other things, that Holdings LLC’s distributable assets, which include cash receipts from operations, investing and financing, net of expenses, will be distributed to Holdings LLC’s members as determined by Holdings LLC’s management committee. In general, those distributable assets are distributable first to holders of preferred units and then to holders of common units. As of June 27, 2009, Pro-Fac owned approximately 40.0 percent of the common equity of Holdings LLC through its ownership of 321,429 Class B common units. Vestar owns 100.0 percent of the Class A common units and, therefore, has a voting majority of all common units. As of June 27, 2009, Holdings LLC had no preferred units issued and outstanding.

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

Further, under the Limited Liability Company Agreement, the management committee of Holdings LLC is authorized to issue up to 16,000 Class C common units and up to 16,000 Class D common units. The Limited Liability Company Agreement further provides that the holders of a majority of the total voting power of the outstanding Class A, Class B and Class E common units can cause Holdings LLC to create and issue additional units, provided no such issuance would adversely affect the relative economic rights of the holders of Class A, Class B, Class C and Class D common units and further subject to the amendment provisions of the Limited Liability Company Agreement. The Limited Liability Company Agreement provides, in part, that the management committee of Holdings LLC can amend the Limited Liability Company Agreement to provide for the issuance of any other type of preferred unit, whether of an existing or new class, and to provide for the issuance of any other class of units or other securities, with the consent of each unit holder, if any, who would be adversely affected by such issuance as to any such unit holder’s limited liability or as to the alteration of any such unit holder’s rights to receive allocations or distributions unless such alterations of rights are in connection with a debt or equity financing, a restructuring, a recapitalization or other transaction in which Holdings LLC will receive an investment or contribution to its capital or in connection with the issuance of equity to employees or directors of Holdings LLC, its subsidiaries or to third party lenders. The issuance of additional common units will reduce the percentage ownership of the current holders of common units in Holdings LLC, including Pro-Fac.

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

The Securityholders Agreement also provides:

▪	Pro-Fac and management investors with “tag-along” rights in connection with certain transfers of Holdings LLC units by Vestar;

▪	Vestar with “take-along” rights to require Pro-Fac and management investors to consent to a proposed sale of Holdings LLC; and

▪

Pro-Fac and Vestar with demand registration rights in securities of a subsidiary of Holdings LLC, including Birds Eye Foods, which are acquired by them through a distribution by Holdings LLC of such securities in exchange for their respective units in Holdings LLC, such distributed securities being “Registrable Securities”, and other unit holders, including management investors with incidental registration rights in the Registrable Securities owned by such unit holders.

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

Fiscal Year: The fiscal year of Pro-Fac ends on the last Saturday in June. Fiscal years 2009 and 2008 each comprised 52 weeks.

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

Cash and cash equivalents consisted of:

(Dollars in Thousands)	June 27, 2009	June 28, 2008

Checking accounts	$3,801	$4,149
Money market accounts	11,461	26,248

	$15,262	$30,397

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

Investments are summarized as follows at June 27, 2009:

(Dollars in Thousands)	Cost	Unrealized Loss	Fair Value

Bonds	$2,614	$(2)	$2,612

Accounts Receivable, Trade: The Cooperative provides credit in the normal course of business to the majority of its third-party customers. The Cooperative performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. When necessary, the Cooperative maintains allowances for doubtful customer accounts for estimated losses resulting from the inability of its customers to make required payments based on prior experience. There was no allowance for doubtful accounts at June 27, 2009 or June 28, 2008.

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

Investment in Birds Eye Holdings LLC: The Cooperative accounts for its investment in Holdings LLC under the cost method of accounting. Under the cost method, the Cooperative’s share of earnings or losses is not included in the Cooperative’s balance sheet or statement of operations and the Cooperative does not record its proportionate share of other comprehensive income and loss items of Holdings LLC. As a result of the $120.1 million distribution received from Holdings LLC during the first quarter of fiscal year 2008, Pro-Fac’s recorded investment in Holdings LLC was reduced to zero. However, Pro-Fac continues to own an approximately 40% interest in Holdings LLC through its ownership of Class B common units.

Investment in Farm Fresh First, LLC: Pro-Fac owns a 5.55% membership interest in Farm Fresh First, LLC (“Farm Fresh”) and has entered into an agricultural services agreement with Farm Fresh. Under the services agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not subject to existing supply agreements. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them, including three members of Pro-Fac’s Board of Directors who own their interests indirectly through affiliated entities and who serve as directors on the Farm Fresh board of directors. Pro-Fac accounts for this investment using the cost method. Accordingly, distributions of earnings are reported as income and distributions that represent a return of capital reduce the carrying value of the related investment. Pro-Fac received $35,000 and $20,000 in distributions from Farm Fresh in fiscal years 2009 and 2008, respectively, which were reported as other income.

Revenue Recognition: Under the provisions of Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”, the Cooperative records activity among Birds Eye Foods and other customers, itself, and its members on a net basis. For transactions in which the Cooperative acts as a principal rather than an agent, sales and cost of sales are reported.

Margin on Delivered Product: The Cooperative negotiates certain sales transactions on behalf of its members which result in margin being earned by the Cooperative.

Commercial Market Value Adjustment: Pro-Fac’s bylaws permit its Board of Directors to reduce amounts paid to its members for product delivered by its members through Pro-Fac as necessary to fund the operations of Pro-Fac and to establish reserves as the Board of Directors deems fair and reasonable. No amount was withheld in fiscal year 2009 or 2008.

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

Payments under the Termination Agreement were considered additional consideration related to the Transaction. Accordingly, the portion of the payments received under the Termination Agreement representing Pro-Fac’s continuing ownership percentage was recorded as an adjustment to Pro-Fac’s investment in Holdings LLC. The remaining portion of the payments was recognized as additional gain on the Transaction with Birds Eye Foods in the period it was received. Accordingly, in fiscal 2008, Pro-Fac recognized approximately $1.2 million as additional gain from the receipt of the termination payments.

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

Contract Termination Receipts and Payments: During fiscal year 2008, Pro-Fac received approximately $1.4 million under a settlement agreement and release with a customer in connection with the termination of a raw product supply agreement with that customer, and Pro-Fac made contract termination payments totaling approximately $1.0 million to member-growers who would no longer be supplying raw product for the customer. Also in fiscal year 2008, Pro-Fac redeemed approximately $348,000 of common stock of those member-growers, representing approximately 56% of the shares owned by those members. No further payments were made or received in connection with this termination during fiscal year 2009.

Shortfall Payments: Under the Amended and Restated Marketing and Facilitation Agreement, Birds Eye Foods may be required to make shortfall payments to Pro-Fac. See “Note 2. Agreements with Birds Eye Foods” under these “Notes to Financial Statements”. During fiscal year 2008, Pro-Fac ascertained that Birds Eye Foods had not met purchasing targets for two crops. As a result, Pro-Fac received a total of $370,000 in shortfall payments; $215,000 in fiscal year 2009 and $155,000 in July 2009.

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

The Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage proceeds for fiscal year 2009 or 2008.

Income Taxes: Through fiscal year 2008, the Cooperative had qualified for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on their common and preferred stock and distributions of patronage income. The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative’s taxable income for periods after August 19, 2002. The Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal years ended June 27, 2009 or June 28, 2008.

The Cooperative will surrender its tax exempt status effective for fiscal year 2009 and the Board of Directors adopted resolutions to this effect on August 19, 2009. This action is not expected to have a material impact on Pro-Fac’s operations or income tax liabilities.

A deferred income tax asset has not been recognized on the excess of the tax basis over the recorded financial statement value of the investment in Holdings LLC of approximately $76.4 million. This asset would only be realized upon the sale of the investment based on the proceeds received or receipt of a distribution representing a return of capital, which was not considered probable at June 27, 2009 or June 28, 2008. During fiscal year 2008, Pro-Fac received a $120.1 million distribution from Holdings LLC. Approximately $10.1 million of the distribution was reported as a taxable dividend. This amount is $106.5 million less than the amount reported as income for financial statement purposes, resulting in a reduction of the excess of tax basis over the recorded financial statement basis in Pro-Fac’s investment in Holdings LLC. The remaining amount of the distribution represents a return of capital.

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

New Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157, as amended, defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Accordingly, the Cooperative’s adoption of this standard in the first quarter of fiscal year 2009 was limited to financial assets and liabilities and did not have a material effect on the Cooperative’s financial condition or results of operations. The Cooperative is currently evaluating the impact of this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact, if any, that it will have on the Cooperative’s financial statements upon full adoption in the first quarter of fiscal year 2010.

In October 2008, the FASB issued and made effective FASB Staff Position (FSP) SFAS 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP 157-3 did not have a material effect on the Cooperative’s financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning on or after November 15, 2007. The Cooperative has not elected to adopt the fair value option method permitted by SFAS No. 159.

In May 2009, the FASB issued SFAS 165 (“SFAS 165”), “Subsequent Events.” This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. Pro-Fac adopted the provisions of SFAS 165 for the quarter ended June 27, 2009 and has evaluated any subsequent events through September 18, 2009, the date of this filing. Pro-Fac does not believe there are any material subsequent events which would require further disclosure.

In June 2009, the FASB issued SFAS 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Cooperative does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

Credit Agreement: Birds Eye Foods and Pro-Fac entered into a credit agreement, dated August 19, 2002, which was amended on March 28, 2007 (the “Credit Agreement”), pursuant to which Birds Eye Foods agreed to make available to Pro-Fac loans in an aggregate principal amount of up to $5.0 million (the “Credit Facility”). At June 30, 2007, Pro-Fac owed $1.1 million, including accrued interest at 10 percent. Pro-Fac repaid this amount in fiscal year 2008. The Credit Agreement expired on November 20, 2007.

Lines of Credit: The Cooperative may borrow up to $2.0 million from Manufacturers and Traders Trust Company (“M&T Bank”) under the terms of a line of credit (the “M&T Line of Credit”). As of June 27, 2009 and June 28, 2008, no amount was outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at 75 basis points above the prime rate in effect on the day proceeds are disbursed, as announced by M&T Bank as its prime rate of interest (3.25 percent at June 27, 2009). Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The Cooperative’s obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. However, the collateral does include any distributions made in respect of the Class B common units and cash payments made by Birds Eye Foods to the Cooperative.

Pro-Fac is a member of another cooperative that markets cherries. As a member of the cooperative, Pro-Fac has entered into a loan agreement with the cooperative that allows Pro-Fac to borrow the collateral value of inventory owned by Pro-Fac held by the cooperative, up to $5 million. Interest is charged at the cooperative’s cost of funds to finance costs related to the cherry inventory. At June 27, 2009, Pro-Fac had borrowing capacity of approximately $120,000. No amounts were outstanding.

NOTE 4.	INCOME TAXES

Through fiscal year 2008, the Cooperative has qualified for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions such as dividends paid on their common and preferred stock and distributions of patronage income. The Cooperative uses these special deductions and distributions of patronage income to reduce the Cooperative’s taxable income for periods after August 19, 2002. The Pro-Fac Board of Directors determined that there would be no payment or allocation of patronage income for the fiscal years ended June 27, 2009 or June 28, 2008. The Cooperative will surrender its tax exempt status effective for fiscal year 2009 and the Board of Directors adopted resolutions to this effect on August 19, 2009. This action is not expected to have a material impact on Pro-Fac’s operations or income tax liabilities.

At June 27, 2009, the Cooperative had a net operating loss carry forward of approximately $1.0 million which will expire in 2029. The Cooperative has established a valuation reserve to offset the deferred tax asset related to the loss carry forward as its realization is not reasonably assured.

Interest and penalties related to income taxes, if any, are classified as income tax expense in the Cooperative’s financial statements. No interest or material penalties are included in income taxes for the years ended June 27, 2009 or June 28, 2008. Tax returns for all years after fiscal year 2005 are subject to future examination by tax authorities.

The Cooperative’s tax provision differs from the “expected” tax computed by applying the U.S. Federal corporation income tax rate of 34% to pretax income/(loss) before dividends and allocation of income/(loss) as follows:

	Fiscal Year Ended

(Dollars in Thousands)	June 27, 2009	June 28, 2008

Computed “expected” tax (benefit)/provision	$(354)	$40,715
Termination payments	0	272
Distribution offset against investment account	0	1,198
Non-taxable portion of distribution	0	(37,400)
Effect of dividends received deduction	0	(2,747)
Dividends paid	0	(3,073)
Increase in valuation reserve	354	0
Other	7	10

	$7	$(1,025)

NOTE 5.	COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative’s shares authorized, issued, and outstanding at June 27, 2009 and June 28, 2008.

	Par Value	Shares Authorized	Shares Issued and Outstanding

			June 27, 2009	June 28, 2008

Common Stock	$5.00	5,000,000	1,700,058	1,700,064
Non-Cumulative Preferred Stock	$25.00	5,000,000	0	0
Class A Cumulative Preferred Stock	$1.00	10,000,000	1,382,952	1,773,839
Class B Cumulative Preferred Stock	$1.00	9,500,000	0	0
Class C Cumulative Preferred Stock	$1.00	10,000,000	0	0
Class D Cumulative Preferred Stock	$1.00	10,000,000	0	0
Class E Cumulative Preferred Stock	$1.00	10,000,000	0	0
Class B, Series I 10% Cumulative Redeemable Preferred Stock	$1.00	500,000	0	0

In the event of liquidation, the relative preference of Pro-Fac’s outstanding securities is as follows: first retains, then cumulated dividends on the Cooperative’s Class A cumulative preferred stock, then all classes of preferred stock, pari passu, then common stock and, finally, special membership interests.

While the Cooperative presently has no plans to liquidate, if liquidation were to occur, the order of redemption and the amount required to fully redeem each class outstanding, at June 27, 2009, is as follows:

(Dollars in Thousands)	Amount Required to Fully Redeem

Class A Cumulative Preferred Stock	$34,574
Common Stock	8,500
Special Membership Interests	21,733

$64,807

During the year ended June 27, 2009, the Cooperative redeemed and cancelled 390,887 Class A cumulative preferred shares at a cost of approximately $9.8 million. During the year ended June 28, 2008, the Cooperative redeemed and cancelled all non-cumulative preferred shares at a cost of approximately $0.7 million and 3,155,433 Class A cumulative preferred shares at a cost of approximately $78.9 million, net of transaction costs of approximately $31,000.

Retained Earnings Allocated to Members (“Retains”): Retains arise from patronage income and are allocated to the accounts of members within 8 1/2 months of the end of each fiscal year. For fiscal years 2009 and 2008, no patronage income was retained. Qualified retains are taxable income to the member in the year the allocation is made.

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

During fiscal years 2009 and 2008, Pro-Fac paid cash dividends totaling $2.7 million and $9.0 million, respectively on the Class A cumulative preferred stock. The Cooperative’s ability to pay dividends is dependent upon available cash, capital surplus and its future earnings. The Cooperative’s principal use of available cash has been the payment of dividends on its preferred stock and the redemption of its securities. In recent years, the $10.0 million annual receipts under the Termination Agreement had been the principal source of cash for payment of dividends with the final $2.0 million installment received in July 2007. In July 2007, Pro-Fac received a $120.1 million cash distribution from Holdings LLC. Although Pro-Fac is a party to the Limited Liability Company Agreement and, as a member of Holdings LLC, is entitled to annual distributions, if made, Holdings LLC has advised Pro-Fac that it will not speculate as to whether further distributions will be made under the Limited Liability Company Agreement. As a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made and operates under a business plan that assumes no further distributions will be made.

Using proceeds of the July 2007 distribution from Holdings LLC, the Board of Directors declared and the Cooperative paid dividends on its preferred stock in July and October 2007; January, April, July and October 2008; and January, April and July 2009. There can be no assurances that Pro-Fac will continue to pay dividends and the declaration of any future dividends is subject to Board action in advance of any such declaration based upon all of the facts and circumstances at such time. On April 3, 2009, the Cooperative announced that future quarterly dividends, beginning with the July 31, 2009 dividend, if declared by its Board of Directors, are expected to be at the rate of $.20 per share.

Upon receipt of the $120.1 million from Holdings LLC, Pro-Fac invested the distribution proceeds in high quality, low risk investments pending use of the funds. During the first quarter of fiscal year 2008, Pro-Fac used the proceeds of this distribution: to redeem all retained earnings allocated to its members at a cost of approximately $6.8 million; to pay dividends on its non-cumulative preferred stock and its Class A cumulative preferred stock at a cost of approximately $5.4 million; and to repay principal and interest owed under its Credit Agreement with Birds Eye Foods in an amount equal to approximately $1.1 million. During the second quarter of fiscal year 2008, Pro-Fac used the distribution proceeds: to redeem all of Pro-Fac’s non-cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $0.7 million; to redeem 3,155,433 shares of its Class A cumulative preferred stock at a price of $25.00 per share for an aggregate redemption cost of approximately $78.9 million related to the Class A cumulative preferred stock; and to pay dividends on its preferred stock to the date of redemption as required to affect the redemption at a cost of approximately $2.1 million.

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

In January 2003, the Pro-Fac Board of Directors suspended the payment of dividends on the Cooperative’s common stock for an indefinite period of time, and in January 2006 the Board placed a moratorium on Pro-Fac’s repurchase of shares of its common stock from its member-growers. Any repurchases by Pro-Fac of its common stock are subject to pre-approval by the Board. During fiscal year 2008, the Cooperative repurchased approximately 69,500 of common stock for approximately $348,000 from its member-growers (representing approximately 56% of the common shares owned by those member-growers) with proceeds the Cooperative received in consideration of the termination of a raw product supply agreement by a customer, due to the customer’s closure of its processing plant. Payment to each member-grower was made upon receipt of a release agreement from the member-grower.

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

Legal Matters: The Cooperative is party to various legal proceedings from time to time in the normal course of its business. In the opinion of management, any liability that might be incurred upon the resolution of these proceedings will not, in the aggregate, have a material adverse effect on the Cooperative’s business, financial condition, and results of operations. Further, no such proceedings are known to be contemplated by any governmental authorities. The Cooperative maintains general liability insurance coverage in amounts deemed to be adequate by the Board of Directors.

Guarantees and Indemnifications: Historically, when Pro-Fac sold assets, it may have retained certain liabilities for known exposures and provided indemnification to the buyer(s) with respect to future claims for certain unknown liabilities existing, or arising from events occurring, prior to the sale date, including liabilities for taxes, legal matters, environmental exposures, labor contingencies, product liability, and other obligations. Pro-Fac may enter into similar arrangements in the future. Agreements to provide indemnifications may vary in duration, generally from two years for certain types of indemnities, to terms for tax indemnifications that are generally aligned to the applicable statute of limitations for the jurisdiction in which the tax is imposed, and to terms for certain liabilities (i.e., warranties of title and environmental liabilities) that typically do not expire. The maximum potential future payments that the Cooperative could be required to make under agreements of indemnification are (or may be) either contractually limited to a specified amount or unlimited. The maximum potential future payments that the Cooperative could be required to make under agreements of indemnification are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all relevant defenses, which are not estimable. Historically, costs incurred to resolve claims related to agreements of indemnification have not been material to the Cooperative’s financial position, results of operations or cash flows.

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

Rent Commitment: Pro-Fac rents office space through June 2010 at an annual rent of approximately $18,900 (approximately $1,574 per month). The lease includes two one-year renewal options at a rent to be negotiated.

Benefit Plan: Pro-Fac sponsors a 401(k) profit-sharing plan under which its employees may defer a portion of their salary. Pro-Fac contributes an amount equal to 3 percent of each employee’s salary. Pro-Fac may also make additional contributions at Pro-Fac’s sole discretion.

Related Party Transactions: Substantially all purchases are from member-growers of the Cooperative. For fiscal years 2009 and 2008, approximately 22 percent and 29 percent, respectively, of all crops purchased by Pro-Fac from its members were sold to its indirect equity investee, Birds Eye Foods. See Note 2 for additional transactions with Birds Eye Foods.

Pro-Fac is a party to an agricultural services agreement with Farm Fresh, a limited liability company, in which Pro-Fac owns a 5.55% membership interest. Under the services agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State that are not subject to existing supply agreements, and Pro-Fac provides certain consulting services to Farm Fresh. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them. Included are three members of Pro-Fac’s Board of Directors, Peter Call, Pro-Fac’s President and Chairman of the Board, Kenneth Mattingly and James Vincent, who are each indirect owners of 5.55% of the membership interest of Farm Fresh (total 16.65%) through affiliated entities. Messrs. Call, Mattingly and Vincent serve on the board of directors of Farm Fresh, and Mr. Call serves as chairman.

During the years ended June 27, 2009 and June 28, 2008, Pro-Fac paid Farm Fresh approximately $217,000 and $210,000, respectively, for services provided under the agricultural services agreement, and Farm Fresh paid Pro-Fac $36,000 during each of those years for consulting services provided by Pro-Fac under that agreement. At June 27, 2009, Pro-Fac owed Farm Fresh approximately $18,000. Pro-Fac sold approximately $362,000 of raw product to Farm Fresh during fiscal year 2008. At June 28, 2008, Farm Fresh owed Pro-Fac approximately $273,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, Pro-Fac’s Principal Executive and Principal Financial Officer concluded that Pro-Fac’s disclosure controls and procedures as of June 27, 2009 (the end of the period covered by this Report), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Pro-Fac’s management, including its Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting: Section 404(a) of the Sarbanes-Oxley Act of 2002 requires Pro-Fac’s management to assess the effectiveness of Pro-Fac’s internal controls over financial reporting as of the end of each fiscal year beginning with its fiscal year ended June 27, 2009 and to report, based on that assessment, whether Pro-Fac’s internal control over financial reporting is effective.

Pro-Fac’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Pro-Fac’s management has assessed the effectiveness of Pro-Fac’s internal control over financial reporting as of June 27, 2009. In making this assessment, Pro-Fac used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management has concluded that, as of June 27, 2009, Pro-Fac’s internal control over financial reporting was effective.

This annual report on Form 10-K does not include an attestation report of Pro-Fac’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Pro-Fac’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Pro-Fac to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting: There were no changes in Pro-Fac’s internal control over financial reporting identified during the quarter ended June 27, 2009, that materially affected, or are reasonably likely to materially affect, Pro-Fac’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information about the individuals that currently serve as directors and executive officers of Pro-Fac.

EXECUTIVE OFFICERS AND DIRECTORS OF PRO-FAC

Name	Year of Birth	Positions

Charles R. Altemus	1931	Director
Peter R. Call (1)	1956	Director and President
Kenneth A. Dahlstedt	1954	Director
Robert DeBadts	1957	Director
Bruce R. Fox	1947	Director
Cornelius D. Harrington, Jr.(2)	1927	Director
Joseph Herman	1955	Director
Steven D. Koinzan	1948	Director and Second Vice President
William J. Lipinski (2)	1957	Director
Kenneth A. Mattingly	1948	Director
Allan W. Overhiser (1)	1960	Director, First Vice President and Treasurer
Paul E. Roe	1939	Director
Darell Sarff	1949	Director
Frank M. Stotz (2)	1930	Director
James Vincent	1944	Director
Stephen R. Wright	1947	General Manager, Chief Executive Officer, Chief Financial Officer and Secretary

(1) Mr. Allen W. Overhiser and Mr. Peter R. Call serve as directors of both Birds Eye Foods and Pro-Fac. Messrs. Overhiser and Call serve as the “Pro-Fac Directors” on Birds Eye Foods’ Board of Directors pursuant to the Securityholders Agreement entered into by and among Holdings LLC, Vestar and Pro-Fac in connection with the Transaction.

(2) Members of Pro-Fac’s Audit Committee, which is a separately-designated standing Audit Committee established by and among Pro-Fac’s Board of Directors for the purposes of, among other duties, overseeing the accounting and financial reporting processes of Pro-Fac and audits of Pro-Fac’s financial statements. The charter of the Audit Committee is available on the Cooperative’s Investor Relations website, www.profaccoop.com/aboutProfac/investor.asp. Mr. Harrington is the Chairman of the Audit Committee. The Board of Directors has determined that Messrs. Harrington, Lipinski and Stotz each qualify as an “audit committee financial expert” as defined in Item 407 of Regulation S-K and that each of the members of the Audit Committee satisfies the independence standards in Section 5605(a)(2) of the NASDAQ listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Charles R. Altemus has been a Director of Pro-Fac since March 2004. He has been a member of Pro-Fac since 1978. Mr. Altemus is a potato grower (Altemus Farms; Penn Run, Pennsylvania).

Peter R. Call has been a Director of Pro-Fac since February 2000. He has been a member of Pro-Fac since 1979. He was elected to serve as President of Pro-Fac and as Chairman of the Board of Directors in March 2004. Mr. Call also serves as a Director of Birds Eye Foods and has served in this capacity since August 2002. Mr. Call is a vegetable and grain farmer (My-T Acres, Inc. and Call Farms, Inc.; Batavia, New York).

Kenneth A. Dahlstedt has been a Director of Pro-Fac since February 1998 and has been a member of Pro-Fac since 1983. Mr. Dahlstedt is a vegetable grower (Ag. Pro, Inc.; Mount Vernon, WA).

Robert DeBadts has been a Director of Pro-Fac since January 1997 and has been a member of Pro-Fac since 1978. Mr. DeBadts is a fruit grower (Lake Breeze Fruit Farms, Inc.; Sodus, New York).

Bruce R. Fox has been a Director of Pro-Fac since 1973. He was Treasurer of Pro-Fac from 1984 until March 1995, when he was elected President. He served as President of Pro-Fac until March 2004. Mr. Fox also served as a Director of Birds Eye Foods from 1994 to May 2004; serving as Vice Chairman from 2000 to 2002. He has been a member of Pro-Fac since 1974. Mr. Fox is a fruit and vegetable grower (N.J. Fox & Sons, Inc. and AEBIG Apple LLC; Shelby, MI).

Cornelius D. Harrington Jr. has been a Director of Pro-Fac since August 2002. Mr. Harrington also served as Director of Birds Eye Foods from 1994 to August 19, 2002. Prior to his retirement, he was President of the Bank of New England-West in Springfield, MA a predecessor to the Bank of New England-West from 1978 to December 1990. He was Chief Executive Officer of the Bank of New England-West from 1984 to December 1990. Until 1987, he served as Chairman of the Board of Directors of BayState Medical Center in Springfield, Massachusetts. He is a former Director of the Farm Credit Bank of Springfield.

Joseph Herman has been a Director of Pro-Fac since February 2007 and a member of Pro-Fac since 1987. Mr. Herman is a fruit farmer (Herman Farms; St. Joseph, Michigan).

Steven D. Koinzan has been a Director of Pro-Fac since 1982. He was Secretary of Pro-Fac from March 1993 until March 1995, Treasurer from March 1995 until 2000 and from March 2004 until March 2005, and Vice-President from 2000 until March 2004. Mr. Koinzan was elected to serve as a Second Vice President of Pro-Fac in March 2005. From 1994 to August 29, 2002, Mr. Koinzan served as a director of Birds Eye Foods; serving as Vice Chairman from 2001 to 2002. He has been a member of Pro-Fac since 1979. Mr. Koinzan is a popcorn, field corn and soybean farmer (Koinzan Farms; Norden, Nebraska).

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

James Vincent has been a Director of Pro-Fac since February 2005 and has been a member of Pro-Fac since 1967. Mr. Vincent is a vegetable grower (L-Brooke Farms; Byron, New York).

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

Term of Office: Pro-Fac’s Board of Directors is currently divided into three classes, with the classes of directors serving for staggered three-year terms that expire in successive years. Except for those directors serving on Pro-Fac’s Audit Committee, approximately one-third of the directors are elected annually by the members. Those directors serving on Pro-Fac’s Audit Committee are appointed to the board by Pro-Fac’s Board of Directors. Officers of Pro-Fac are elected for one-year terms.

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

Based upon a review of the copies of such reports, all filing requirements under Section 16(a) applicable to its officers, directors and greater than 10% beneficial owners were complied with, except Mr. Dahlstedt who failed to timely file Forms 4 to report the redemption of shares of Class A cumulative preferred stock on October 31, 2007 and October 31, 2008.

Code of Ethics:

The Board of Directors has adopted the “Pro-Fac Cooperative, Inc. Principal Executive Officer/Senior Financial Officer Code of Ethics” that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available at the Cooperative’s Investor Relations website (www.profaccoop.com/aboutProfac/investor.asp). The Cooperative intends to post amendments to or waivers from the Code of Ethics for its principal executive officer, principal financial officer and principal accounting officer at this location on that website.

ITEM 11.	EXECUTIVE COMPENSATION

Mr. Stephen Wright is Pro-Fac’s sole principal executive and financial officer. He serves as Pro-Fac’s General Manager, Chief Executive Officer, Chief Financial Officer and Secretary.

Summary Compensation Table

          The table below summarizes the total compensation paid to or earned by Stephen R. Wright, Pro-Fac’s only “Named Executive Officer” during fiscal years 2009 and 2008.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (2) ($)	Total ($)

Stephen R. Wright (1)	2009	$ 200,000	$ 641	NA	NA	NA	NA	$ 6,579	$ 207,220
	2008	$ 163,846	NA	NA	NA	NA	NA	$ 5,560	$ 169,406

(1) The terms of Mr. Wright’s employment are set forth in an employment agreement discussed below under “Employment Agreement – Stephen R. Wright; Potential Payments Upon Termination or Change-in-Control of Pro-Fac”.

(2) Pro-Fac contributions of $5,934 and $4,915, respectively, pursuant to 401(k) Plan and life insurance premiums of $645 and $645, respectively, paid on behalf of Mr. Wright in fiscal years 2009 and 2008.

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

Employment Agreement - Stephen R. Wright; Potential Payments Upon Termination or Change-in-Control of Pro-Fac

Pursuant to an employment agreement entered into on July 30, 2004 with Mr. Wright, as amended, the most recent amendment being as of February 14, 2008, Mr. Wright is employed as the General Manager, Chief Executive Officer and Chief Financial Officer of Pro-Fac, reporting to Pro-Fac’s Board of Directors. Mr. Wright’s employment term continues under his employment agreement until terminated by either Pro-Fac or Mr. Wright upon six months prior notice, or as otherwise provided under the employment agreement. The agreement provides for an annualized salary, beginning July 1, 2008, of $200,000 and, effective July 1, 2009, of $210,000 and, effective July 1, 2010 of $220,000. In addition to Mr. Wright’s base salary, beginning with Pro-Fac’s 2009 fiscal year, for each fiscal year that Mr. Wright remains employed by Pro-Fac, Mr. Wright will be paid a cash bonus equal to 10% of the increase, if any, in Pro-Fac’s net income over its net income for the 2008 fiscal year. For purposes of determining the amount of Mr. Wright’s bonus “net income” means Pro-Fac’s margin income less operating expenses, but disregarding interest income and interest expense. The annual bonus, if any, will be paid by September 15 following the end of the fiscal year to which it relates; provided, however, that payment may be delayed in the event the determination of net income for a fiscal year is not available as of such date. Mr. Wright is entitled to participate in employee benefits generally made available to employees of Pro-Fac, including: Pro-Fac’s 401(k) plan, pursuant to which Pro-Fac contributes 3% of Mr. Wright’s earned compensation; term life insurance; short-term and long-term disability insurance; personal accident insurance and accidental death and dismemberment insurance. All participants in the 401(k) plan are 100% vested in amounts contributed by Pro-Fac. In addition to the term life insurance provided to all Pro-Fac employees, Pro-Fac provides Mr. Wright with an additional $250,000 in life insurance benefits.

Mr. Wright’s employment agreement contains provisions relating to non-competition and non-solicitation of customers during the term of his employment and for a period of 12 months thereafter (except if Mr. Wright’s employment is terminated by Pro-Fac without “cause,” as defined in the employment agreement), and non-solicitation of Pro-Fac’s employees for 12 months following termination of employment.

Potential Payments Upon Termination or Change-in-Control.

Either Mr. Wright or Pro-Fac, subject to the rights and obligations set forth in the employment agreement, including proper notice, may terminate Mr. Wright’s employment. Pro-Fac is obligated to pay Mr. Wright his salary plus benefits for the remainder of the month in which such termination becomes effective and for a period of six months thereafter in the event Mr. Wright’s employment is terminated by Pro-Fac for any reason other than “for cause” (as such term is defined in the employment agreement), on account of disability, or on account of death.

The table below reflects the amount of compensation payable to Mr. Wright upon voluntary termination, “for cause” termination, “without cause” termination, termination upon cessation or dissolution or following a change-in-control and in the event of his disability or death is shown below. The amounts shown assume that such termination was effective as of June 27, 2009, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to Mr. Wright upon his termination. The actual amounts to be paid out can only be determined at the time of Mr. Wright’s separation from Pro-Fac.

	“Without Cause”		For Cause or by Executive	Disability	Cessation or Dissolution		Death		Change in Control

Salary	$100,000	(1)	$0	$0	$100,000	(1)	$50,000	(2)	$100,000	(1)
Health insurance (3)	2,220		0	0	2,220		0		2,220

Total	$102,220		$0	$0	$102,220		$50,000		$102,220

(1)	Salary is for a period of 6-months after termination.

(2)	Salary for a period of 3-months after death.

(3)	Reflects the cost to Pro-Fac of continuing health benefits for a period of six months after termination.

Severance Plan.

In July 2007, Pro-Fac established a Severance Plan for all of its employees, including Mr. Wright. The purpose of the plan is to provide an incentive to Pro-Fac’s employees to continue their employment in the event of a transaction in which Pro-Fac’s investment in the units of ownership of Holdings LLC is converted to cash or cash equivalents. If certain cash or cash equivalent proceeds thresholds are met, then a minimum of $100,000 ($25,000, individual, minimum) and a maximum of $400,000 will be paid to, and allocated among, those Pro-Fac employees who are or have remained as employees of Pro-Fac for a period of not less than six months after the transaction.

Directors’ Compensation for Fiscal 2009

The table below sets forth the total compensation earned by or awarded to directors who served on our Board during fiscal year 2009. No employee serves on the Pro-Fac Board.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)

Member-Directors, other than Director Call(1)	$15,000	$0	$0	$0	$0	$0	$15,000
Peter R. Call, Chairman of Board(2)	25,000	0	0	0	0	0	25,000
Independent, Non-Member Directors(3)	40,000	0	0	0	0	0	40,000

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

The following table sets forth information regarding the beneficial ownership, as of June 27, 2009, by (i) each person or entity (including any group) who is known by Pro-Fac to own beneficially more than 5 percent of Pro-Fac’s common stock (voting securities) and (ii) each Pro-Fac director, each Named Executive Officer included in the Summary Compensation Table, and all directors and current executive officers as a group, as to each class of securities of Pro-Fac.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership(a)	Percent of Class(b)

Beneficial Owner of More than 5%*:

Michigan Blueberry Growers Association	Common	116,400	6.85%
P.O. Box 322	Class A Cumulative Preferred	2,428	0.18%
Grand Junction, MI 49056

* Pro-Fac members are only entitled to one vote regardless of the number of shares of common stock owned.

Name	Title of Class	Amount and Nature of Beneficial Ownership(a)		Percent of Class(b)

Charles R. Altemus	Common	21,007	(c)	1.24%
	Class A Cumulative Preferred	686	(c)	0.05%

Peter R. Call	Common	49,407	(d)	2.91%
	Class A Cumulative Preferred	7,630	(d)	0.55%
	Class A Cumulative Preferred	3,985	(e)	0.29%
	Class A Cumulative Preferred	1,504	(f)	0.11%
	Class A Cumulative Preferred	2,852		0.21%
	Class A Cumulative Preferred	480	(g)	0.03%
	Class A Cumulative Preferred	1,065	(h)	0.08%

Kenneth A. Dahlstedt	Common	3,254	(i)	0.19%
	Common	812	(i)(j)	0.05%
	Class A Cumulative Preferred	248		0.02%
	Class A Cumulative Preferred	106	(j)	0.01%

Robert DeBadts	Common	12,737	(k)	0.75%
	Class A Cumulative Preferred	3,785	(k)	0.27%
	Class A Cumulative Preferred	170	(l)	0.01%

Bruce R. Fox	Common	11,315	(m)	0.67%
	Common	240	(n)	0.01%
	Class A Cumulative Preferred	2,637	(m)	0.19%
	Class A Cumulative Preferred	2,680	(o)	0.19%
	Class A Cumulative Preferred	304		0.02%
	Class A Cumulative Preferred	355	(p)	0.03%

Cornelius D. Harrington, Jr.	None

Joseph Herman	Common	4,092	(q)	0.24%

Steven D. Koinzan	Common	11,184	(i)	0.66%
	Class A Cumulative Preferred	2,361		0.17%
	Class A Cumulative Preferred	69	(r)	0.00%

William J. Lipinski	None

Kenneth A. Mattingly	Common	14,835	(s)	0.87%
	Class A Cumulative Preferred	4,269	(s)	0.31%

Allan W. Overhiser	Common	3,258	(t)	0.19%
	Class A Cumulative Preferred	699	(t)	0.05%

Paul E. Roe	Common	16,682	(u)	0.98%
	Class A Cumulative Preferred	3,078	(u)	0.22%

Darell Sarff	Common	2,616		0.15%
	Class A Cumulative Preferred	774		0.06%

Frank M. Stotz	None

James Vincent	Common	24,028	(v)	1.41%
	Common	1,496	(w)	0.09%
	Class A Cumulative Preferred	2,192	(w)	0.16%

Stephen R. Wright	Class A Cumulative Preferred	372		0.03%

All directors and current executive officers as a group (16)	Common	176,963		10.41%
	Class A Cumulative Preferred	42,301		3.06%

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

(b)

Based on 1,700,058 shares of common stock and 1,382,952 shares of Class A Cumulative Preferred stock outstanding as of June 27, 2009. In the above table, each director who has direct beneficial ownership of common or preferred shares by reason of being the record owner of such shares has sole voting and investment power with respect to such shares, while each director who has direct beneficial ownership of common or preferred shares as a result of owning such shares as a joint tenant has shared voting and investment power regarding such shares. Each director who has indirect beneficial ownership of common or preferred shares resulting from his status as a shareholder, member or a partner of a corporation, limited liability company or partnership which is the record owner of such shares has sole voting and investment power if he controls such corporation, limited liability company or partnership. If he does not control such corporation, limited liability company or partnership, he has shared voting and investment power. Pro-Fac does not believe that the percentage ownership of any such corporation, limited liability company or partnership by a director is material, since in the aggregate no director beneficially owns in excess of 5 percent of either the common or preferred shares of Pro-Fac. Moreover, Pro-Fac members are only entitled to one vote regardless of the number of shares of common stock owned.

(c)	Record ownership by Charles and Mildred Altemus, jointly

(d)	Record ownership by My-T Acres, Inc.

(e)	Record ownership by My-T Acres, Inc. Employee Profit Sharing Plan

(f)	Record ownership by Call Farms, Inc.

(g)	Record ownership by Julie Call, Mr. Call’s spouse

(h)	Record ownership by Casey Call, minor child of Peter R. Call

(i)	Pledged as security

(j)	Record ownership by Ag-Pro, Inc.

(k)	Record ownership by Lake Breeze Fruit Farm, Inc.

(l)	Record ownership jointly with spouse

(m)	Record ownership by N.J. Fox & Sons, Inc.; 2,663 common shares pledged as security

(n)	Record ownership by AEBIG Apple LLC

(o)	Record ownership by Kathleen Fox, Mr. Fox’s spouse

(p)	Record ownership by Bruce Fox IRA

(q)	Record ownership by Joseph and Susan Herman

(r)	Record ownership by Steven and Lois Koinzan, jointly

(s)	Record ownership by M-B Farms, Inc.; all common shares pledged as security

(t)	Record ownership by A.W. Overhiser Orchards

(u)	Record ownership by Roe Acres, Inc.

(v)	Record ownership by L-Brooke Farms, LLC; all common shares pledged as security

(w)	Record ownership by L-Brooke Farms, Inc.; all common shares pledged as security

ITEM 13.	TRANSACTIONS WITH RELATED PERSONS AND DIRECTOR INDEPENDENCE

Purchase of Crops from Member-Grower Directors: Each year Pro-Fac enters into crop delivery agreements with its member-growers pursuant to which the member-growers agree to deliver a specified type and quantity (tonnage) of crop(s) to Pro-Fac at crop values based on CMV of the crop(s) to be delivered, as determined by Pro-Fac’s commercial market value committee for the growing season. Pro-Fac, in turn, markets and sells its members’ crops to its customers. During fiscal years 2009 and 2008, Pro-Fac entered into crop delivery agreements with the following Pro-Fac member-grower Directors, directly or indirectly through entities owned or controlled by them: Charles R. Altemus, Peter R. Call, Kenneth A. Dahlstedt, Robert DeBadts, Bruce R. Fox, Joseph Herman, Steven D. Koinzan, Kenneth A. Mattingly, Allan W. Overhiser, Paul E. Roe, Darell Sarff and James Vincent. Accordingly, during fiscal year 2009 and 2008, as grower-members of the Cooperative, they received payments from Pro-Fac for crops delivered by them directly or indirectly through entities owned or controlled by them.

The following table shows the aggregate amount of payments made by Pro-Fac to each of its member-grower Directors (directly, or to entities owned or controlled by them) and the approximate dollar amount of each member-grower Director’s interest in the transactions, during fiscal years 2009 and 2008:

(Dollars in Thousands)

		PAYMENTS RECEIVED-2009		PAYMENTS RECEIVED-2008

NAME	RELATIONSHIP TO PRO-FAC	Total	Director Interest	Total	Director Interest

Charles R. Altemus	Director	$0	$0	$0	$0
Peter R. Call	Director and President	6,263	1,566	3,167	792
Kenneth A. Dahlstedt	Director	0	0	172	172
Robert DeBadts	Director	1,002	334	636	212
Bruce R. Fox	Director	505	167	259	86
Joseph Herman	Director	134	67	70	35
Steven D. Koinzan	Director and Second Vice President	1,345	1,345	1,252	1,252
Kenneth A. Mattingly	Director	2,399	2,399	1,330	1,330
Allan W. Overhiser	Director, First Vice President and Treasurer	248	248	86	86
Paul E. Roe	Director	1,145	653	610	366
Darell Sarff	Director	300	300	177	177
James Vincent	Director	3,218	2,124	2,000	1,320

In addition, under the Farm Fresh First Services Agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for crops grown by Pro-Fac member-growers located in New York State, and Pro-Fac provides certain consulting services to Farm Fresh. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them. Included are three members of Pro-Fac’s Board of Directors, Peter Call, Pro-Fac’s President and Chairman of Pro-Fac’s Board, Kenneth Mattingly and James Vincent, who are each indirect owners of 5.55% of the membership interest of Farm Fresh (total 16.65%) through affiliated entities. Messrs. Call, Mattingly and Vincent also serve on the board of directors of Farm Fresh; Mr. Call as its chairman. For fiscal years 2009 and 2008, Pro-Fac paid Farm Fresh approximately $217,000 and $210,000, respectively, for services provided under the agricultural services agreement and Farm Fresh paid Pro-Fac $36,000 during each of those years for consulting services provided by Pro-Fac under that agreement. At June 27, 2009, Pro-Fac owed Farm Fresh approximately $18,000. Pro-Fac sold approximately $362,000 of raw product to Farm Fresh during fiscal year 2008. At June 28, 2008, Farm Fresh owed Pro-Fac approximately $273,000.

Pro-Fac, Stephen R. Wright, Pro-Fac’s Chief Executive Officer, Chief Financial Officer, General Manager and Secretary, together with others continue as parties to the Securityholders Agreement and the Limited Liability Company Agreement because of their ownership of common units of Holdings LLC. As of June 27, 2009, Mr. Wright owned approximately 553 Class C common units, representing approximately 3.1 percent of the issued and outstanding Class C common units, and approximately 379 Class D common units, representing approximately 1.9 percent of the issued and outstanding Class D common units of Holdings LLC. Mr. Wright owns less than 1.0 percent of the total equity of Holdings LLC.

Directors’ and Officers’ Liability Insurance: As authorized by New York law and in accordance with the policy of that state, the Cooperative has obtained insurance from St. Paul Mercury Insurance Company and Axis Insurance Company insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative. This insurance has terms expiring on August 19, 2010, at an annual cost of approximately $106,000. Additionally, the Cooperative had obtained insurance at a cost of approximately $463,000 from St. Paul Mercury Insurance Company and Great American Insurance Company, insuring the Cooperative against any obligation it incurs as a result of its indemnification of its officers and directors, and insuring such officers and directors for liability against which they may not be indemnified by the Cooperative for events occurring prior to August 19, 2002 where claims were submitted prior to August 19, 2008. This insurance expired on August 19, 2008. As of the date of this Report, no sums have been paid to any officers or directors of the Cooperative under either of these indemnification insurance policies.

As an agricultural cooperative, Pro-Fac is exempt from NASDAQ listing standards requiring that a majority of our board of directors be comprised of independent directors and that our committee members, other than members of our audit committee, be independent under NASDAQ Rule 5605.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Auditor for Fiscal Year 2009 and 2008: The following table shows the aggregate fees billed for audit and other services provided by Freed, Maxick & Battaglia for the fiscal years indicated:

	2009	2008

Audit Fees	$64,100	$62,480
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$64,100	$62,480

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

3.2

Bylaws of Pro-Fac Cooperative, Inc. as amended January 25, 2007 (filed as Exhibit 3.(ii) to Pro-Fac’s Current Report on Form 8-K with the Securities and Exchange Commission on January 31, 2007 and incorporated herein by reference).

10.1

Amended and Restated Marketing and Facilitation Agreement dated August 19, 2002 between Pro-Fac and Birds Eye Foods (filed as Exhibit 99.4 to Pro-Fac’s Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.2

Termination Agreement dated August 19, 2002 between Pro-Fac and Birds Eye Foods (filed as Exhibit 99.3 to Pro-Fac’s Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.3

Raw Product Supply Agreement with Seneca Foods Corporation (filed as Exhibit 10.22 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference).

10.4

Securityholders Agreement dated August 19, 2002 among Birds Eye Holdings LLC, Pro-Fac, Vestar/Agrilink Holdings LLC and others (filed as Exhibit 99.7 to Pro-Fac’s Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.5

Amendment No. 1 to the Securityholders Agreement dated August 30, 2003 among Birds Eye Holdings, LLC, Pro-Fac Cooperative, Inc., Vestar/Agrilink Holdings, LLC, and others (filed as Exhibit 10.7 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003 and incorporated herein by reference).

10.6

Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC dated August 19, 2002 among Birds Eye Holdings LLC, Pro-Fac, Vestar/Agrilink Holdings and others (filed as Exhibit 99.8 to Pro-Fac’s Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

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

Employment Agreement Extension between Pro-Fac and Stephen R. Wright effective February 14, 2008 (filed as Exhibit 10.14 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008, and incorporated herein by reference).

*	10.15

Summary of Compensation Arrangements for the Cooperative’s Named Executive Officer and Directors (fiscal 2009) (filed as Exhibit 10.15 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008, and incorporated herein by reference).

*	10.16	Summary of Compensation Arrangements for the Cooperative’s Named Executive Officer and Directors (fiscal 2010) (filed herewith).

*	10.17	Pro-Fac Cooperative, Inc. Severance Plan (filed as Exhibit 10.17 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007).

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

PRO-FAC COOPERATIVE, INC.

Date:	September 18, 2009	BY:	/s/ Stephen R. Wright

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

	SIGNATURE	TITLE	Date

/s/	Peter R. Call	President and Director	September 18, 2009

(PETER R. CALL)

/s/	Allan W. Overhiser	First Vice President, Treasurer and Director	September 18, 2009

(ALLAN W. OVERHISER)

/s/	Steven D. Koinzan	Second Vice President and Director	September 18, 2009

(STEVEN D. KOINZAN)

/s/	Bruce R. Fox	Director	September 18, 2009

(BRUCE R. FOX)

/s/	Charles R. Altemus	Director	September 18, 2009

(CHARLES R. ALTEMUS)

/s/	Kenneth A. Dahlstedt	Director	September 18, 2009

(KENNETH A. DAHLSTEDT)

/s/	Robert DeBadts	Director	September 18, 2009

(ROBERT DeBADTS)

/s/	Cornelius D. Harrington, Jr.	Director	September 18, 2009

(CORNELIUS D. HARRINGTON, JR.)

/s/	William J. Lipinski	Director	September 18, 2009

(WILLIAM J. LIPINSKI)

/s/	Joseph Herman	Director	September 18, 2009

(JOSEPH HERMAN)

/s/	Kenneth A. Mattingly	Director	September 18, 2009

(KENNETH A. MATTINGLY)

/s/	Paul E. Roe	Director	September 18, 2009

(PAUL E. ROE)

/s/	Darell Sarff	Director	September 18, 2009

(DARELL SARFF)

/s/	Frank M. Stotz	Director	September 18, 2009

(FRANK M. STOTZ)

/s/	James Vincent	Director	September 18, 2009

(JAMES VINCENT)

/s/	Stephen R. Wright	General Manager, Chief Executive Officer,	September 18, 2009
Chief Financial Officer and Secretary
	(STEPHEN R. WRIGHT)	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Exhibit Index

Exhibit Number		Description

	2.1	Unit Purchase Agreement (filed as Exhibit 2.1 to Pro-Fac’s Form 8-K filed June 21, 2002 and incorporated herein by reference).

	3.1	Restated Certificate of Incorporation of Pro-Fac, dated August 19, 2002 (filed as Exhibit 3.1 to Pro-Fac Form 10-K for the fiscal year ended June 29, 2002 and incorporate herein by reference).

3.2

Bylaws of Pro-Fac Cooperative, Inc. as amended January 25, 2007 (filed as Exhibit 3.(ii) to Pro-Fac’s Current Report on Form 8-K with the Securities and Exchange Commission on January 31, 2007 and incorporated herein by reference).

10.1

Amended and Restated Marketing and Facilitation Agreement dated August 19, 2002 between Pro-Fac and Birds Eye Foods (filed as Exhibit 99.4 to Pro-Fac’s Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.2

Termination Agreement dated August 19, 2002 between Pro-Fac and Birds Eye Foods (filed as Exhibit 99.3 to Pro-Fac’s Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.3

Raw Product Supply Agreement with Seneca Foods Corporation (filed as Exhibit 10.22 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 28, 1997 and incorporated herein by reference).

10.4

Securityholders Agreement dated August 19, 2002 among Birds Eye Holdings LLC, Pro-Fac, Vestar/Agrilink Holdings LLC and others (filed as Exhibit 99.7 to Pro-Fac’s Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

10.5

Amendment No. 1 to the Securityholders Agreement dated August 30, 2003 among Birds Eye Holdings, LLC, Pro-Fac Cooperative, Inc., Vestar/Agrilink Holdings, LLC, and others (filed as Exhibit 10.7 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003 and incorporated herein by reference).

10.6

Amended and Restated Limited Liability Company Agreement of Birds Eye Holdings LLC dated August 19, 2002 among Birds Eye Holdings LLC, Pro-Fac, Vestar/Agrilink Holdings and others (filed as Exhibit 99.8 to Pro-Fac’s Current Report on Form 8-K filed September 3, 2002 and incorporated herein by reference).

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

Employment Agreement Extension between Pro-Fac and Stephen R. Wright effective February 14, 2008 (filed as Exhibit 10.14 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008, and incorporated herein by reference).

*	10.15

Summary of Compensation Agreements for the Cooperative’s Named Executive Officer and Directors (fiscal 2009) (filed as Exhibit 10.15 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008, and incorporated herein by reference).

*	10.16	Summary of Compensation Arrangements for the Cooperative’s Named Executive Officer and Directors (fiscal 2010) (filed herewith).

*	10.17	Pro-Fac Cooperative, Inc. Severance Plan (filed as Exhibit 10.17 to Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007).

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

* Management contracts or compensatory plans or arrangements.