Form 10-Q
period 2009-09-26
PRO-FAC COOPERATIVE INC
filed 2009-11-06
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number 0-20539

PRO-FAC COOPERATIVE, INC.
(Exact Name of Registrant as Specified in its Charter)

New York	16-6036816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

590 Willow Brook Office Park, Fairport, NY	14450
(Address of Principal Executive Offices)	(Zip Code)

(585) 218-4210
(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐ No ☐

*	The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

1,700,058 shares of the registrant’s common stock, par value $5.00, were outstanding as of October 31, 2009.

FORM 10-Q
For the Quarterly Period Ended September 26, 2009 PRO-FAC COOPERATIVE, INC. TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited condensed financial statements of Pro-Fac Cooperative, Inc. (“Pro-Fac” or “the Cooperative”) as of September 26, 2009, and for the three month periods ended September 26, 2009 and September 27, 2008, are presented on the following pages. The financial statements have been prepared in accordance with the Cooperative’s usual accounting policies, are based, in part, on estimates and reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

This Part I also includes management’s discussion and analysis of the Cooperative’s financial condition as of September 26, 2009, and its results of operations for the three month period ended September 26, 2009.

Pro-Fac Cooperative, Inc.
Condensed Statements of Operations
(Unaudited)

(Dollars in Thousands)

	Three Months Ended

	September 26, 2009	September 27, 2008

Net sales	$132	$331
Cost of sales	(101)	(340)

Gross profit/(loss)	31	(9)
Margin on delivered product	29	86
Selling, administrative and general expense	(455)	(454)
Other income	9	22

Operating loss	(386)	(355)
Investment income	8	156

Loss before income taxes	(378)	(199)
Income tax benefit	0	10

Net loss	$(378)	$(189)

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Balance Sheets
(Unaudited)

(Dollars in Thousands)

ASSETS
	September 26, 2009	June 27, 2009

Current assets:
Cash and cash equivalents	$13,657	$15,262
Investments	1,553	2,612
Accounts receivable, trade	17,395	13,256
Accounts receivable from Birds Eye Group, Inc.	7,335	6,264
Income taxes receivable	0	1,025
Inventory	465	536
Prepaid expenses and other current assets	129	63

Total current assets	40,534	39,018

Fixed assets, net	7	7

Investment in:
Birds Eye Holdings LLC (Note 1)	0	0
Farm Fresh First LLC	50	50

Total assets	$40,591	$39,075

LIABILITIES AND SHAREHOLDERS’ AND MEMBERS’ SURPLUS

Current liabilities:
Accounts payable	$228	$298
Other accrued expenses	483	21
Due to Farm Fresh First, LLC	18	18
Amounts due members	24,215	22,437

Total current liabilities	24,944	22,774

Commitments and contingencies (Note 5)

Common stock, par value $5, authorized - 5,000,000 shares; issued and outstanding 1,700,058 shares	8,500	8,500

Shareholders’ and members’ surplus:
Class A cumulative preferred stock, liquidation preference $25 per share, authorized 10,000,000 shares; issued and outstanding 1,382,952 shares at September 26, 2009 and at June 27, 2009	34,574	34,574
Special membership interests	21,733	21,733
Accumulated deficit	(49,160)	(48,506)

Total shareholders’ and members’ surplus	7,147	7,801

Total liabilities and shareholders’ and members’ surplus	$40,591	$39,075

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Statements of Cash Flows
(Unaudited)

(Dollars in Thousands)

	Three Months Ended

	September 26, 2009	September 27, 2008

Cash Flows from Operating Activities:
Net loss	$(378)	$(189)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	0	1
Change in assets and liabilities:
Investments	1,059	(9,710)
Accounts receivable	(5,210)	(11,729)
Inventory	71	(1,378)
Accounts payable and other accrued expenses	392	521
Accrued income taxes	1,025	(10)
Amounts due members	1,778	12,092
Other assets	(66)	(131)

Net cash provided by/(used in) operating activities	(1,329)	(10,533)

Cash Flows from Financing Activities:
Cash dividends paid	(276)	(762)

Net cash used in financing activities	(276)	(762)

Net change in cash and cash equivalents	(1,605)	(11,295)
Cash and cash equivalents at beginning of period	15,262	30,397

Cash and cash equivalents at end of period	$13,657	$19,102

The accompanying notes are an integral part of these condensed financial statements.

PRO-FAC COOPERATIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements. Operating results for the interim period ended September 26, 2009, are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 27, 2009.

In preparing these financial statements, the Cooperative has evaluated events and transactions for potential recognition or disclosure. Subsequent events have been evaluated through November 6, 2009.

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

(Dollars in Thousands)	September 26, 2009	June 27, 2009
Checking accounts	$ 2,409	$3,801
Money market accounts	11,248	11,461

	$ 13,657	$15,262

Investments: The Cooperative invests in commercial paper and bonds that are bought and held principally for the purpose of selling them in the near future. These investments are classified as trading securities and are recorded in current assets at fair value as determined from quoted prices in active markets for identical assets (Level 1) on the balance sheet date. The change in fair value during the period is included in investment income in the Cooperative’s condensed statement of operations. Investments are summarized as follows at September 26, 2009:

(Dollars in Thousands)	Cost	Unrealized Gain	Fair Value

Bonds	$1,552	$ 1	$1,553

Investment in Birds Eye Holdings LLC: The Cooperative accounts for its investment in Birds Eye Holdings LLC (“Holdings LLC”), a Delaware limited liability company and indirect parent company of Birds Eye Group, Inc., f/k/a Birds Eye Foods, Inc. (“Birds Eye”) under the cost method of accounting. Under the cost method, distributions of earnings are reported as income and distributions that represent a return of capital reduce the carrying value of the investment, but not below zero. As a result of a $120.1 million distribution received from Holdings LLC during the first quarter of fiscal year 2008, Pro-Fac’s recorded investment in Holdings LLC was reduced to zero. However, Pro-Fac continues to own an approximate 40% interest in Holdings LLC through its ownership of Class B common units.

Investment in Farm Fresh First, LLC: Pro-Fac owns a 5.55% membership interest in Farm Fresh First, LLC (“Farm Fresh”) and has entered into an agricultural services agreement with Farm Fresh. Under the services agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not subject to existing supply agreements. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh. Pro-Fac accounts for this investment using the cost method. Accordingly, distributions of earnings are reported as income and distributions that represent a return of capital reduce the carrying value of the related investment. No distributions were received in the first quarter of either 2010 or 2009.

Income Taxes: Through fiscal year 2008, the Cooperative had qualified for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions for dividends paid on their common and preferred stock and distributions of patronage income. The Cooperative will surrender its tax exempt status effective for fiscal year 2009 and the Board of Directors adopted resolutions to this effect on August 19, 2009. This action is not expected to have a material impact on Pro-Fac’s operations or income tax liabilities.

The Cooperative’s tax basis of its investment in Holdings LLC at June 27, 2009 was $76.4 million. A deferred income tax asset has not been recognized on the estimated excess of the tax basis over the financial statement carrying value of Pro-Fac’s investment in Holdings LLC at September 26, 2009. This asset would only be realized upon the sale of Pro-Fac’s investment based on the proceeds received or receipt of a distribution representing a return of capital which was not considered probable at September 26, 2009 or June 27, 2009.

Disclosures About Fair Value of Financial Instruments: The following methods and assumptions were used by the Cooperative in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable: The carrying amount approximates fair value because of the short maturity of these instruments.

New Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157, now Accounting Standards Codification (“ASC”) 820, as amended, defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820 was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-2 which delayed the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Accordingly, the Cooperative’s adoption of this standard in the first quarter of fiscal year 2009 was limited to financial assets and liabilities and did not have a material effect on the Cooperative’s financial condition or results of operations. The adoption of the portion of this statement related to nonfinancial assets and liabilities in the first quarter of 2010 did not have a material effect on the Cooperative’s financial statements.

In June 2009, the FASB issued SFAS 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168, now ASC 105, became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities law are also sources of authoritative GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The adoption of ASC 105 in the first quarter of fiscal year 2010 did not have an impact on the Cooperative’s results of operations, financial condition or cash flows.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, now ASC 825, which require disclosures about fair value of financial instruments for interim reporting periods. This guidance was effective for reporting periods ending after June 15, 2009. The adoption of ASC 825 during the first quarter of 2010 did not have a material impact on the Cooperative’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, now ASC 855, to incorporate accounting guidance that originated in auditing standards into the body of authoritative literature issued by the FASB. ASC 855 requires the evaluation of subsequent events through the date the financial statements are issued or are available for issue and the disclosure of the date through which subsequent events were evaluated. The Cooperative adopted the requirements of ASC 855 for the period ended September 26, 2009. The adoption of ASC 855 did not have a significant impact on the Cooperative’s results of operating financial position or cash flows.

NOTE 2.	AGREEMENTS WITH BIRDS EYE

Until August 2002, Birds Eye was a wholly-owned subsidiary of Pro-Fac. In August 2002, Vestar/Agrilink Holdings LLC and certain co-investors (collectively “Vestar”), together with Pro-Fac, acquired indirect control of Birds Eye (the “Transaction”). Holdings LLC currently owns 100% of the stock of Birds Eye through Holdings LLC’s direct, wholly-owned subsidiary, Birds Eye Foods, Inc. (“Birds Eye Foods”), and Birds Eye Holdings, Inc., a direct, wholly-owned subsidiary of Birds Eye Foods. Vestar has a voting majority of all common units of Holdings LLC and Pro-Fac holds an indirect minority interest in Birds Eye through its ownership interest in Holdings LLC. In connection with the Transaction, Birds Eye and Pro-Fac entered into several agreements, including the following:

Amended and Restated Marketing and Facilitation Agreement: Birds Eye, a significant Pro-Fac customer, buys mainly fruits from Pro-Fac pursuant to the terms of the Amended and Restated Marketing and Facilitation Agreement dated August 19, 2002 between Pro-Fac and Birds Eye. Birds Eye pays Pro-Fac the commercial market value (“CMV”) of the crops supplied to Birds Eye in installments corresponding to the dates payment is made by Pro-Fac to its members for the delivered crops. Birds Eye also provides Pro-Fac services under the Amended and Restated Marketing and Facilitation Agreement relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members.

Limited Liability Company Agreement of Holdings LLC: Pro-Fac and Vestar are parties to the Limited Liability Company Agreement of Holdings LLC dated August 19, 2002 (the “Limited Liability Company Agreement”). While Birds Eye is not a party to the Limited Liability Company Agreement, the agreement contains terms and conditions relating to the management of Holdings LLC and its subsidiaries (including Birds Eye), the distribution of profits and losses and the rights and limitations of members of Holdings LLC. The Limited Liability Company Agreement provides, among other things, that Holdings LLC’s distributable assets, which include cash receipts from operations, investing and financing, net of expenses, will be distributed to Holdings LLC’s members as determined by Holdings LLC’s management committee. Further, the Limited Liability Company Agreement provides that, subject to restrictions contained in any financing arrangements of Holdings LLC or its subsidiaries (including Birds Eye), after August 19, 2007 and prior to a sale (or dissolution) of Holdings LLC, Holdings LLC will use commercially reasonable efforts to cause Birds Eye to distribute annually to Holdings LLC up to $24.8 million of cash flow from the operations of Birds Eye, which Holdings LLC would then distribute to the holders of its common units, including Pro-Fac.

The Limited Liability Company Agreement requires that Holdings LLC provide Pro-Fac with annual financial statements of Holdings LLC within 120 days after the close of a fiscal year and, to the extent received by Holdings LLC, financial statements of Birds Eye. Any financial information received pursuant to the Limited Liability Company Agreement is subject to confidentiality provisions that preclude public disclosure of information not generally known to the public. Holdings LLC is not a reporting company under the Exchange Act and, accordingly, does not file annual reports on Form 10-K, quarterly reports on Form 10-Q or other periodic reports with the SEC. Therefore, holders of shares of Pro-Fac capital stock do not have access to information about Holdings LLC or its financial condition and results of operations.

On October 8, 2009, Birds Eye Foods filed with the SEC a Registration Statement on Form S-1 containing financial information with respect to the operations of its indirect, wholly-owned subsidiary, Birds Eye. Other than information contained in that Registration Statement and in subsequent filings Birds Eye Foods may make with the SEC from time to time, the holders of shares of Pro-Fac capital stock do not have access to information about Birds Eye or its financial condition and results of operations. There can be no assurance that Birds Eye will make any such subsequent filings or any other public disclosure containing comparable information in the future.

NOTE 3.	DEBT

Lines of Credit: The Cooperative may borrow up to $2.0 million from Manufacturers and Traders Trust Company (“M&T Bank”) under the terms of a line of credit (“the M&T Line of Credit”). As of September 26, 2009, no amount was outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at 75 basis points above the prime rate of M&T Bank (prime rate was 3.25% at September 26, 2009) in effect on the day proceeds are disbursed. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The Cooperative’s obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. The collateral does include any distributions made in respect of the Class B common units or cash payments made by Birds Eye to the Cooperative.

Pro-Fac is a member of another cooperative that markets cherries. As a member of the cooperative, Pro-Fac has entered into a loan agreement with the cooperative that allows Pro-Fac to borrow the collateral value of inventory owned by Pro-Fac and held by the cooperative, up to $5.0 million. Interest is charged at the cooperative’s cost of funds to finance costs related to the cherry inventory. At September 26, 2009, Pro-Fac had borrowing capacity of approximately $0.1 million. No amounts were outstanding.

NOTE 4.	COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative’s shares authorized, issued, and outstanding at September 26, 2009:

	Par Value	Shares Authorized	Shares Issued And Outstanding

Common Stock	$5.00	5,000,000	1,700,058
Non-Cumulative Preferred Stock	$25.00	5,000,000	0
Class A Cumulative Preferred Stock	$1.00	10,000,000	1,382,952
Class B Cumulative Preferred Stock	$1.00	9,500,000	0
Class B, Series I 10% Cumulative Redeemable Preferred Stock	$1.00	500,000	0
Class C Cumulative Preferred Stock	$1.00	10,000,000	0
Class D Cumulative Preferred Stock	$1.00	10,000,000	0
Class E Cumulative Preferred Stock	$1.00	10,000,000	0

In the event of liquidation, the relative preference of Pro-Fac’s outstanding securities is as follows: first retains (which are described below), then cumulated dividends on the Cooperative’s Class A cumulative preferred stock, then all classes of preferred stock, pari passu (at a liquidation preference of $25.00 per share), then common stock (at par value) and, finally, special membership interests (which are described below). While the Cooperative presently has no plans to liquidate, if liquidation were to occur, the order of redemption and the amount required to fully redeem each class outstanding, at September 26, 2009, is as follows:

(Dollars in Thousands)	Amount Required to Fully Redeem

Class A Cumulative Preferred Stock	$34,574
Common Stock	8,500
Special Membership Interests	21,733

$64,807

Retained Earnings Allocated to Members (“Retains”): Retains arise from patronage income and are allocated to the accounts of members within 8 1/2 months of the end of each fiscal year. For the three month periods ended September 26, 2009 and September 27, 2008, no patronage income was retained and no such retains were outstanding at September 26, 2009. Qualified retains are taxable income to the member in the year the allocation is made.

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

During the first three months of fiscal year 2010, Pro-Fac paid cash dividends totaling $0.3 million on the Class A cumulative preferred stock. At September 26, 2009, cumulated undeclared dividends totaled approximately $0.3 million. On October 31, 2009, the Cooperative paid a cash dividend of $0.20 per share on the Class A cumulative preferred stock totaling approximately $0.3 million.

The Board of Directors periodically evaluates Pro-Fac’s business plan. There can be no assurances that Pro-Fac will continue to pay dividends and the declaration of any future dividends is subject to Board action in advance of any such declaration based upon all of the facts and circumstances at such time. On April 3, 2009, the Cooperative announced that future quarterly dividends, beginning with the July 31, 2009 dividend, if declared by its Board of Directors, were expected to be at the rate of $.20 per share. Any future difference between a quarterly dividend payment and the full quarterly preferred dividend of $0.43 per share must be paid in full before the payment of dividends on any other Pro-Fac equity and before the redemption of any Pro-Fac equity.

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

Related Party Transactions: Substantially all crop purchases are from member-growers of the Cooperative. For fiscal year 2009, approximately 22 percent of all crops purchased by Pro-Fac from its members were sold to Birds Eye, an indirect subsidiary of Holdings LLC.

Pro-Fac is a party to an agricultural services agreement with Farm Fresh, a limited liability company, in which Pro-Fac owns a 5.55% membership interest. Under the services agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not subject to existing supply agreements and Pro-Fac provides certain consulting services to Farm Fresh. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them. Included are three members of Pro-Fac’s Board of Directors: Peter Call, who also serves as Pro-Fac’s President and Chairman of its Board of Directors, Kenneth Mattingly and James Vincent, who are each indirect owners of 5.55% of the membership interest of Farm Fresh (total 16.65%) through affiliated entities. Messrs. Call, Mattingly and Vincent serve on the Board of Directors of Farm Fresh, and Mr. Call serves as chairman.

During the three months ended September 26, 2009 and September 27, 2008, Pro-Fac paid Farm Fresh approximately $59,000 and $60,000, respectively, for services provided. Farm Fresh paid Pro-Fac $9,000 for consulting services provided by Pro-Fac during each of the same periods. At September 26, 2009, and at June 27, 2009, Pro-Fac owed Farm Fresh approximately $18,000.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

From time to time, Pro-Fac or persons acting on behalf of Pro-Fac may make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or by the SEC in its rules, regulations, and releases. The Cooperative desires to take advantage of the “safe harbor” provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report and other statements made in this Report and in other filings with the SEC.

The Cooperative cautions readers that any such forward-looking statements made by or on behalf of the Cooperative are based on management’s current expectations and beliefs, all of which could be affected by the uncertainties and risk factors described below. The Cooperative’s actual results could differ materially from those expressed or implied in the forward-looking statements. The risk factors that could impact the Cooperative include:

•

The Cooperative’s most significant asset is its investment in Holdings LLC. See “Note 2. Agreements with Birds Eye” in the “Notes to Condensed Financial Statements” included in Part I, Item 1 of this Report for a discussion of the limitations on the availability to Pro-Fac and the holders of its capital stock of financial information regarding Holdings LLC and Birds Eye.

•

The Cooperative’s principal use of cash available after payment of normal operating expenses has been the payment of dividends on its preferred stock and the redemption of its securities. The Cooperative’s ability to pay dividends is dependent upon available cash, capital surplus and Pro-Fac’s future earnings. Through July 2007, when Pro-Fac received the final payment under the Termination Agreement with Birds Eye, Pro-Fac’s annual receipts under the Termination Agreement had been the Cooperative’s principal source of available cash. In July 2007, Pro-Fac received a $120.1 million cash distribution from Holdings LLC. However, Holdings LLC has advised Pro-Fac that it will not speculate as to whether further distributions will be made under the Limited Liability Company Agreement and, as a minority owner of Holdings LLC, Pro-Fac has no control over the determination of whether such distributions will be made and operates under a business plan that assumes no further distributions will be made. There can be no assurance that Pro-Fac will continue to declare and pay dividends. On April 3, 2009, the Cooperative announced that, beginning with the July 31, 2009 dividend, future quarterly dividends, if declared by its Board of Directors, on its Class A Cumulative Preferred Stock were expected to be at the rate of $0.20 per share. The difference between any dividends paid and the full quarterly preferred dividend of $0.43 per share must be paid in full before the payment of dividends on any other Pro-Fac equity and before the redemption of any Pro-Fac equity.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac’s financial condition and results of operations in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. This section should be read in conjunction with Part I, Item 1. Financial Statements, of this Report.

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

As discussed in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009, one of the challenges Pro-Fac faces, is the Cooperative’s source of available cash to fund its operations and pay its dividends. In recent years, Pro-Fac’s primary source of cash to fund its operations and pay dividends was the $10.0 million in payments it received annually under the Termination Agreement with the final installment of $2.0 million received in July 2007. Currently, Pro-Fac’s primary sources of cash are cash on hand, gross profit and margin on certain sales, interest income and possible distributions, if any, made by Holdings LLC to Pro-Fac under the Limited Liability Company Agreement. As previously reported, Pro-Fac received such a distribution in the amount of $120.1 million in July 2007. However, because Pro-Fac has no control over the determination of whether any such distributions will be made, Pro-Fac operates under a business plan that assumes that no further distributions will be made under the Limited Liability Company Agreement.

RESULTS OF OPERATIONS - FIRST QUARTER 2010 COMPARED TO FIRST QUARTER 2009

Net sales, cost of sales and gross profit: Net sales decreased from $0.3 million in the quarter ended September 27, 2008 to $0.1 million in the quarter ended September 26, 2009, and cost of sales decreased from $0.3 million in the quarter ended September 27, 2008 to $0.1 million in the quarter ended September 26, 2009, as the Cooperative entered into fewer sales transactions as a principal.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members, which result in margin being earned by the Cooperative. The Cooperative earned $29,000 in margin during the quarter ended September 26, 2009 and $86,000 in margin during the quarter ended September 27, 2008. The decrease resulted from volume differences.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.5 million for each of the quarters ended September 26, 2009 and September 27, 2008.

Investment income: Investment income decreased from $0.2 million for the quarter ended September 27, 2008, to $8,000 for the quarter ended September 26, 2009, due to lower invested balances and interest rates. Investment income for the quarters ended September 26, 2009 and September 27, 2008, included unrealized gains of approximately $1,000 and $4,000, respectively.

Income Taxes: See “Note 1. Description of Business and Summary of Significant Accounting Policies” in “Notes to Condensed Financial Statements” for a discussion of the Cooperative’s tax exempt status and the tax basis of the Cooperative’s investment in Holdings LLC.

For fiscal year 2010, the Cooperative expects to generate a net operating loss carry forward for income tax purposes. Realization of the related deferred tax asset is not assured. Accordingly, a valuation allowance has been recorded to offset the deferred tax asset, resulting in a reduction in the effective rate. The Cooperative also generated a loss for income tax purposes in 2009.

CRITICAL ACCOUNTING POLICIES

“NOTE 1. Description of Business and Summary of Significant Accounting Policies” under “Notes to Condensed Financial Statements” included in Part I, Item 1 of this Report discusses the significant accounting policies of Pro-Fac. Pro-Fac’s discussion and analysis of its financial condition and results of operations are based upon its condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires Pro-Fac’s management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Pro-Fac regularly evaluates its estimates.

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

A deferred income tax asset has not been recognized on the estimated excess of the tax basis over the recorded financial statement value of the investment in Holdings LLC at September 26, 2009, of approximately $76.4 million. This potential asset would only be recognized upon the sale of the investment based on the proceeds received or receipt of a distribution representing a return of capital, which was not considered probable at September 26, 2009.

Pro-Fac markets and sells its members’ crops to food processors. Under the provisions of Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross Versus Net as an Agent”, the Cooperative records activity among its customers, itself and its members on a net basis. For transactions in which Pro-Fac acts a principal rather than an agent, sales and cost of sales are reported.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in further detail in Pro-Fac’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009, Pro-Fac historically has had four sources or potential sources of available cash to fund its operating expenses and the payment of its quarterly dividends: (i) cash from its sale of raw products to its customers, (ii) payments received under the Termination Agreement with Birds Eye, (iii) cash distributions related to its investment in Holdings LLC, and (iv) borrowings.

As described in Note 3 to the Cooperative’s unaudited condensed financial statements included in Part I, Item 1. Financial Statements, of this report, Pro-Fac may borrow up to $2.0 million from M&T Bank and approximately $0.1 million (limited by collateral) from another cooperative. At September 26, 2009, Pro-Fac had no outstanding borrowings under either borrowing facility.

A discussion of “Statement of Cash Flows” for the three months ended September 26, 2009, follows:

Net cash used in operating activities was $1.3 million for the first three months of fiscal year 2010 compared to cash used in operating activities of approximately $10.5 million in the first three months of fiscal year 2009. The change primarily represents a reduction in cash transferred to investments, reduced investment in inventory and changes in the timing of cash receipts from customers and related cash payments to member-growers between the first three months of fiscal year 2010 and the first three months of fiscal year 2009.

Net cash used in financing activities during the first three months of fiscal year 2010 consisted of payment of dividends of $0.3 million. During the first three months of fiscal year 2009, net cash used in financing activities consisted of $0.8 million in dividends paid.

Based on the assumptions contained in Pro-Fac’s current business plan, the Board believes that Pro-Fac has sufficient sources of cash to fund its operations at least through the end of fiscal 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, Pro-Fac is not required to provide information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, Pro-Fac’s Principal Executive and Principal Financial Officer concluded that Pro-Fac’s disclosure controls and procedures as of September 26, 2009 (the end of the period covered by this Report), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Pro-Fac’s management, including its Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting: There were no changes in Pro-Fac’s internal control over financial reporting identified during the quarter ended September 26, 2009, that materially affected, or are reasonably likely to materially affect, Pro-Fac’s internal control over financial reporting.

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

31.

Certification of the Principal Executive Officer and the Principal Financial Officer as required by Rule 13a-14 (a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.

Certification of the Principal Executive Officer and the Principal Financial Officer as required by Rule 13a-14 (b) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRO-FAC COOPERATIVE, INC.

Date:	November 6, 2009	BY:	/s/	Stephen R. Wright

General Manager, Chief Executive
Officer, Chief Financial Officer
and Secretary
(On Behalf of the Registrant and as
Principal Executive Officer
Principal Financial Officer, and
Principal Accounting Officer)

EXHIBIT INDEX

ITEM 6.	EXHIBITS

	Exhibit Number	Description

31.

Certification of the Principal Executive Officer and the Principal Financial Officer as required by Rule 13a-14 (a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.

Certification of the Principal Executive Officer and the Principal Financial Officer as required by Rule 13a-14 (b) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).