Form 10-Q
period 2009-12-26
PRO-FAC COOPERATIVE INC
filed 2010-02-05
CIK 202932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2009

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

1,700,058 shares of the registrant’s common stock, par value $5.00, were outstanding as of January 31, 2010.

FORM 10-Q
For the Quarterly Period Ended December 26, 2009
PRO-FAC COOPERATIVE, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited condensed financial statements of Pro-Fac Cooperative, Inc. (“Pro-Fac” or “the Cooperative”) as of December 26, 2009, and for the three and six month periods ended December 26, 2009 and December 27, 2008, are presented on the following pages. The financial statements have been prepared in accordance with the Cooperative’s usual accounting policies, are based, in part, on estimates and reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

This Part I also includes management’s discussion and analysis of the Cooperative’s financial condition as of December 26, 2009, and its results of operations for the three month and six month periods ended December 26, 2009.

Pro-Fac Cooperative, Inc.
Condensed Statements of Operations
(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended

	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008

Net sales	$149	$817	$281	$1,148
Cost of sales	(102)	(717)	(203)	(1,057)

Gross profit	47	100	78	91
Margin on delivered product	54	238	83	324
Selling, administrative and general expense	(451)	(526)	(906)	(980)
Other income	9	6	18	28

Operating loss	(341)	(182)	(727)	(537)
Distribution from Holdings LLC	238,429	0	238,429	0
Investment income	2	111	10	267

Income/(loss) before income taxes	238,090	(71)	237,712	(270)
Income tax (provision)/benefit	0	0	0	10

Net income/(loss)	$238,090	$(71)	$237,712	$(260)

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Balance Sheets
(Unaudited)

(Dollars in Thousands)

	December 26, 2009	June 27, 2009

ASSETS
Current assets:
Cash and cash equivalents	$234,540	$15,262
Investments	15,599	2,612
Accounts receivable, trade	14,307	13,256
Accounts receivable from Birds Eye Group, Inc.	6,300	6,264
Due from Farm Fresh First, LLC	3	0
Income taxes receivable	0	1,025
Inventory	367	536
Prepaid expenses and other current assets	157	63

Total current assets	271,273	39,018

Fixed assets, net	6	7

Investment in:
Birds Eye Holdings LLC (Note 1)	0	0
Farm Fresh First LLC	50	50

Total assets	$271,329	$39,075

LIABILITIES AND SHAREHOLDERS’ AND MEMBERS’ SURPLUS

Current liabilities:
Accounts payable	$192	$298
Other accrued expenses	296	21
Due to Farm Fresh First, LLC	0	18
Amounts due members	17,381	22,437

Total current liabilities	17,869	22,774

Commitments and contingencies (Note 5)

Common stock, par value $5, authorized - 5,000,000 shares; issued and outstanding 1,700,058 shares	8,500	8,500

Shareholders’ and members’ surplus:
Class A cumulative preferred stock, liquidation preference $25 per share, authorized 10,000,000 shares; issued and outstanding 1,382,952 shares at December 26, 2009 and at June 27, 2009	34,574	34,574
Special membership interests	21,733	21,733
Retained earnings/(accumulated deficit)	188,653	(48,506)

Total shareholders’ and members’ surplus	244,960	7,801

Total liabilities and shareholders’ and members’ surplus	$271,329	$39,075

The accompanying notes are an integral part of these condensed financial statements.

Pro-Fac Cooperative, Inc.
Condensed Statements of Cash Flows
(Unaudited)

(Dollars in Thousands)

	Six Months Ended

	December 26, 2009	December 27, 2008

Cash Flows from Operating Activities:
Net income/(loss)	$237,712	$(260)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	1	2
Change in assets and liabilities:
Investments	(12,987)	(5,148)
Accounts receivable	(1,087)	(12,103)
Inventory	169	(864)
Accounts payable and other accrued expenses	148	555
Accrued income taxes	1,025	(10)
Amounts due members	(5,056)	7,111
Other assets	(94)	(54)

Net cash provided by/(used in) operating activities	219,831	(10,771)

Cash Flows from Financing Activities:
Cash dividends paid	(553)	(1,524)
Redemption of preferred stock	0	(9,772)

Net cash used in financing activities	(553)	(11,296)

Net change in cash and cash equivalents	219,278	(22,067)
Cash and cash equivalents at beginning of period	15,262	30,397

Cash and cash equivalents at end of period	$234,540	$8,330

The accompanying notes are an integral part of these condensed financial statements.

PRO-FAC COOPERATIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed financial statements. Operating results for the interim period ended December 26, 2009, are not necessarily indicative of the results to be expected for other interim periods or the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Pro-Fac Cooperative, Inc. Form 10-K for the fiscal year ended June 27, 2009.

In preparing these financial statements, the Cooperative has evaluated events and transactions for potential recognition or disclosure. Subsequent events have been evaluated through February 5, 2010.

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

(Dollars in Thousands)	December 26, 2009	June 27, 2009

Checking accounts	$1,104	$3,801
Money market accounts and commercial paper	233,436	11,461

	$234,540	$15,262

Investments: The Cooperative invests in commercial paper and bonds that are bought and held principally for the purpose of selling them in the near future. These investments are classified as trading securities and are recorded in current assets at fair value as determined from quoted prices in active markets for identical assets (Level 1) on the balance sheet date. The change in fair value during the period is included in investment income in the Cooperative’s condensed statement of operations. Investments are summarized as follows at December 26, 2009:

(Dollars in Thousands)	Cost	Unrealized Loss	Fair Value

Corporate bonds	$15,604	$(5)	$15,599

Investment in Birds Eye Holdings LLC: The Cooperative accounts for its investment in Birds Eye Holdings LLC (“Holdings LLC”), a Delaware limited liability company and, until December 23, 2009, the indirect parent company of Birds Eye Group, Inc., f/k/a Birds Eye Foods, Inc. (“Birds Eye”), under the cost method of accounting. Under the cost method, distributions of earnings are reported as income and distributions that represent a return of capital reduce the carrying value of the investment, but not below zero. On December 23, 2009, Holdings LLC sold its interest in Birds Eye to Pinnacle Foods Group LLC (“Pinnacle Foods”) and Pro-Fac received a distribution from Holdings LLC of approximately $238.4 million. This distribution was recorded as “Distribution from Holdings LLC” in the accompanying statement of operations. Pro-Fac continues to own an approximate 40% interest in Holdings LLC through its ownership of Class B common units.

Investment in Farm Fresh First, LLC: Pro-Fac owns a 5.55% membership interest in Farm Fresh First, LLC (“Farm Fresh”) and has entered into an agricultural services agreement with Farm Fresh. Under the services agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not subject to existing supply agreements. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh. Pro-Fac accounts for this investment using the cost method. Accordingly, distributions of earnings are reported as income and distributions that represent a return of capital reduce the carrying value of the related investment. No distributions were received in the first six months of either 2010 or 2009.

Income Taxes: The Cooperative qualifies for tax exempt status as a farmers’ cooperative under Section 521 of the Internal Revenue Code. Exempt cooperatives are permitted to reduce or eliminate taxable income through the use of special deductions for dividends paid on their common and preferred stock and distributions of income. The Cooperative had considered surrendering its tax exempt status, however, on January 21, 2010, the Board of Directors rescinded a prior resolution to surrender this status. The Cooperative continues to be tax exempt.

The Cooperative’s income tax provision for the periods ended December 26, 2009 is based on the Cooperative’s expected effective tax rate for the fiscal year ending June 26, 2010. The $238.4 million distribution received from Holdings LLC is a taxable gain. Pro-Fac expects to be able to deduct its remaining basis of $76.4 million in its investment in Holdings LLC in the fiscal year ending June 26, 2010 with the expected liquidation of Holdings LLC by that date. In addition, dividends to be paid and distributions expected to be made are expected to reduce Pro-Fac’s taxable income to zero for the year ending June 26, 2010.

The Cooperative’s tax basis of its investment in Holdings LLC at June 27, 2009 was $76.4 million. A deferred income tax asset had not been recognized on the estimated excess of the tax basis over the financial statement carrying value of Pro-Fac’s investment in Holdings LLC at June 27, 2009, because this asset would only be realized upon the sale of Pro-Fac’s investment based on the proceeds received or receipt of a distribution representing a return of capital which was not considered probable at June 27, 2009.

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

In June 2009, the FASB issued SFAS 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168, now ASC 105, became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities law are also sources of authoritative GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The adoption of ASC 105 in the first quarter of fiscal year 2010 did not have an impact on the Cooperative’s financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, now ASC 825, which require disclosures about fair value of financial instruments for interim reporting periods. This guidance was effective for reporting periods ending after June 15, 2009. The adoption of ASC 825 did not have a material impact on the Cooperative’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, now ASC 855, to incorporate accounting guidance that originated in auditing standards into the body of authoritative literature issued by the FASB. ASC 855 requires the evaluation of subsequent events through the date the financial statements are issued or are available for issue and the disclosure of the date through which subsequent events were evaluated. The Cooperative adopted the requirements of ASC 855 for the period ended September 26, 2009. The adoption of ASC 855 did not have a significant impact on the Cooperative’s financial statements.

NOTE 2.	AGREEMENTS WITH BIRDS EYE

Until August 2002, Birds Eye was a wholly-owned subsidiary of Pro-Fac. In August 2002, Vestar/Agrilink Holdings LLC and certain co-investors (collectively “Vestar”), together with Pro-Fac, acquired indirect control of Birds Eye (the “Transaction”). Until the sale of its interest in Birds Eye on December 23, 2009, Holdings LLC owned 100% of the stock of Birds Eye through Holdings LLC’s direct, wholly-owned subsidiary, Birds Eye Foods, Inc. (“Birds Eye Foods”), and Birds Eye Holdings, Inc., a direct, wholly-owned subsidiary of Birds Eye Foods. Vestar has a voting majority of all common units of Holdings LLC and, until December 23, 2009, Pro-Fac held an indirect minority interest in Birds Eye through its ownership interest in Holdings LLC. In connection with the Transaction, Birds Eye and Pro-Fac entered into several agreements, including the following:

Amended and Restated Marketing and Facilitation Agreement: Birds Eye, a significant Pro-Fac customer, buys mainly fruits from Pro-Fac pursuant to the terms of the Amended and Restated Marketing and Facilitation Agreement dated August 19, 2002 between Pro-Fac and Birds Eye. The agreement extends through August 2012. Birds Eye pays Pro-Fac the commercial market value (“CMV”) of the crops supplied to Birds Eye in installments corresponding to the dates payment is made by Pro-Fac to its members for the delivered crops. Birds Eye also provides Pro-Fac services under the Amended and Restated Marketing and Facilitation Agreement relating to planning, consulting, sourcing and harvesting crops from Pro-Fac members.

The Amended and Restated Marketing and Facilitation Agreement provided Birds Eye with the right to terminate the agreement upon the change in control of Birds Eye, which occurred on December 23, 2009. To date, Pro-Fac has been advised by Birds Eye that it does not intend to terminate the agreement.

Limited Liability Company Agreement of Holdings LLC: Pro-Fac and Vestar are parties to the Limited Liability Company Agreement of Holdings LLC dated August 19, 2002 (the “Limited Liability Company Agreement”). The agreement contains terms and conditions relating to the management of Holdings LLC and its subsidiaries, the distribution of profits and losses and the rights and limitations of members of Holdings LLC. The Limited Liability Company Agreement provides, among other things, that Holdings LLC’s distributable assets, which include cash receipts from operations, investing and financing, net of expenses, will be distributed to Holdings LLC’s members as determined by Holdings LLC’s management committee.

On December 23, 2009, Holdings LLC sold its interest in Birds Eye to Pinnacle Foods and distributed substantially all of the proceeds from that sale to the members of Holdings LLC, including Pro-Fac. Pro-Fac has been advised that Holdings LLC is expected to liquidate prior to June 26, 2010.

NOTE 3.	DEBT

Lines of Credit: The Cooperative may borrow up to $2.0 million from Manufacturers and Traders Trust Company (“M&T Bank”) under the terms of a line of credit (“the M&T Line of Credit”). As of December 26, 2009, no amount was outstanding under the M&T Line of Credit. Principal amounts borrowed bear interest at 75 basis points above the prime rate of M&T Bank (prime rate was 3.25% at December 26, 2009) in effect on the day proceeds are disbursed. Interest is payable monthly. Amounts extended under the M&T Line of Credit are required to be repaid in full during each year by July 15, with further borrowings prohibited for a minimum of 60 consecutive days after such repayment. The Cooperative’s obligations under the M&T Line of Credit are secured by a security interest granted to M&T Bank in substantially all of the assets of the Cooperative, excluding its Class B common units owned in Holdings LLC. The collateral does include any distributions made in respect of the Class B common units or cash payments made by Birds Eye to the Cooperative.

Pro-Fac is a member of another cooperative that markets cherries. As a member of the cooperative, Pro-Fac has entered into a loan agreement with the cooperative that allows Pro-Fac to borrow the collateral value of inventory owned by Pro-Fac and held by the cooperative, up to $5.0 million. Interest is charged at the cooperative’s cost of funds to finance costs related to the cherry inventory. At December 26, 2009, Pro-Fac had borrowing capacity of approximately $0.1 million. No amounts were outstanding.

NOTE 4.	COMMON STOCK AND CAPITALIZATION

The following table illustrates the Cooperative’s shares authorized, issued, and outstanding at December 26, 2009:

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

In the event of liquidation, the relative preference of Pro-Fac’s outstanding securities is as follows: first retains (which are described below), then cumulated dividends on the Cooperative’s Class A cumulative preferred stock, then all classes of preferred stock, pari passu (at a liquidation preference of $25.00 per share), then common stock (at par value) and, finally, special membership interests (which are described below). If liquidation were to occur, the order of redemption and the amount required to fully redeem each class outstanding, at December 26, 2009, would be as follows:

(Dollars in Thousands)	Amount Required to Fully Redeem

Class A Cumulative Preferred Stock	$34,574
Common Stock	8,500
Special Membership Interests	21,733

$64,807

At its January 21, 2010 meeting Pro-Fac’s Board of Directors took the following actions:

•

Approved a plan of liquidation to wind down its supply business as outstanding supply contracts are completed and pay all liabilities, redeem all equity securities and distribute all remaining assets as provided by its by-laws.

•	Resolved to redeem on March 15, 2010 all outstanding shares of Class A cumulative preferred stock, including payment of all accrued and unpaid dividends due through the date of redemption.

•	Resolved to repurchase on March 31, 2010 the common stock of members who are no longer actively exercising the delivery rights associated with that stock.

•	Resolved, pursuant to the plan of liquidation, to partially redeem on March 31, 2010 all remaining common stock by paying $4.99 per share.

•	Resolved to pay on March 31, 2010 a dividend of $0.25 per share, to each common stockholder of record on March 15, 2010.

•

Resolved, pursuant to the plan of liquidation, to redeem all special membership interests (described below) on March 31, 2010, including payment of accrued and unpaid dividends due through the date of redemption.

•	Resolved to pay to members on March 31, 2010 an advance of approximately $80.0 million from the capital gain received from Holdings LLC, in accordance with Pro-Fac’s by-laws.

The actions to adopt the plan of liquidation and partially redeem common stock are subject to approval by the Cooperative’s common stockholders. This approval will be sought in meetings to be held in February and March 2010.

Retained Earnings Allocated to Members (“Retains”): Retains arise from patronage income and are allocated to the accounts of members within 8 1/2 months of the end of each fiscal year. For the three and six month periods ended December 26, 2009 and December 27, 2008, no patronage income was retained and no such retains were outstanding at December 26, 2009. Qualified retains are taxable income to the member in the year the allocation is made.

Preferred Stock: All preferred stock outstanding originated, directly or indirectly, from the conversion at par value of retains at the discretion of Pro-Fac’s Board of Directors. Preferred stock is generally non-voting, except that the holders of preferred stock are entitled to vote on those matters specifically required by law.

Pro-Fac’s Class A cumulative preferred stock is listed under the symbol PFACP on the Nasdaq Capital Market and has a dividend rate of $1.72 per share annually, payable in four quarterly installments of $0.43 per share; cumulative, if not paid.

During the first six months of fiscal year 2010, Pro-Fac paid cash dividends totaling $0.6 million on the Class A cumulative preferred stock. At December 26, 2009, cumulated undeclared dividends totaled approximately $0.6 million. On February 1, 2010, the Cooperative paid a cash dividend of $0.20 per share on the Class A cumulative preferred stock totaling approximately $0.3 million. As described above, Pro-Fac expects to redeem all outstanding shares of its Class A cumulative preferred stock on March 15, 2010, including payment of all accrued and unpaid dividends due through the date of redemption.

Common Stock: The Cooperative’s common stock is owned by its members based upon the quantity and type of crops to be marketed through Pro-Fac by the member-grower. If a member-grower ceases to be a producer of agricultural products that are marketed through the Cooperative, then the member-grower must sell its shares of Pro-Fac common stock to another grower that is acceptable to the Cooperative. Additionally, member-growers desiring to adjust quantities of crops marketed through Pro-Fac may either offer to sell or purchase shares of Pro-Fac common stock. As described above, Pro-Fac expects to repurchase certain shares of members who are no longer actively exercising delivery rights, partially redeem all other common shares and pay a $0.25 per share common stock dividend on March 31, 2010.

Special Membership Interests: In conjunction with the Transaction, special membership interests in the aggregate amount of $21.7 million were allocated to the then current and former members of Pro-Fac who had made patronage deliveries to or on behalf of Pro-Fac in the six fiscal years ended June 29, 2002, in proportion to the patronage deliveries made by those members during that six fiscal year period. As described above, Pro-Fac expects to redeem all special membership interests on March 31, 2010, including payment of all accrued and unpaid dividends due through the date of redemption.

Retained Earnings: Retained earnings consists of accumulated income and losses after distribution of earnings allocated to members and dividends.

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

Related Party Transactions: Substantially all crop purchases are from member-growers of the Cooperative. For fiscal year 2009, approximately 22 percent of all crops purchased by Pro-Fac from its members were sold to Birds Eye, which, during fiscal year 2009, was an indirect subsidiary of Holdings LLC.

Pro-Fac is a party to an agricultural services agreement with Farm Fresh, a limited liability company in which Pro-Fac owns a 5.55% membership interest. Under the services agreement, Farm Fresh provides Pro-Fac with agricultural and administrative services and acts as Pro-Fac’s exclusive sales agent for the sale of agricultural products grown by Pro-Fac member-growers located in New York State, which are not subject to existing supply agreements and Pro-Fac provides certain consulting services to Farm Fresh. Certain members of Pro-Fac own the majority of the membership interests of Farm Fresh either directly or indirectly through entities owned or controlled by them. Included are three members of Pro-Fac’s Board of Directors: Peter Call, who also serves as Pro-Fac’s President and Chairman of its Board of Directors, Kenneth Mattingly and James Vincent, who are each indirect owners of 5.55% of the membership interest of Farm Fresh (total 16.65%) through affiliated entities. Messrs. Call, Mattingly and Vincent serve on the Board of Directors of Farm Fresh, and Mr. Call serves as chairman.

During the six months ended December 26, 2009 and December 27, 2008, Pro-Fac paid Farm Fresh approximately $120,000 and $117,000, respectively, for services provided. Farm Fresh paid Pro-Fac $18,000 for consulting services provided by Pro-Fac during each of the same periods. At December 26, 2009, Farm Fresh owed Pro-Fac $3,000 and at June 27, 2009, Pro-Fac owed Farm Fresh $18,000.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to outline the reasons for material changes in Pro-Fac’s financial condition and results of operations in the second quarter and first six months of fiscal 2010 as compared to the second quarter and first six months of fiscal 2009. This section should be read in conjunction with Part I, Item 1. Financial Statements, of this Report.

OVERVIEW

Since 1960, Pro-Fac has operated as an agricultural cooperative, owned and controlled by its members, to purchase, market, and sell crops grown by its member-growers, for the mutual benefit of its members. The Cooperative’s core business focus has not changed in 49 years and its current strategy is to continue its business of purchasing, marketing, and selling its member-grower crops to its customers in order to fulfill existing supply agreements.

On December 23, 2009, Holdings LLC sold its interest in Birds Eye to Pinnacle Foods and Pro-Fac received a distribution of $238.4 million as its share of the sale proceeds. As discussed in greater detail in “Note 4. Common Stock and Capitalization” in “Notes to Condensed Financial Statements”, subject to any necessary approval by the Cooperative’s common stockholders, on January 21, 2010 the Board of Directors adopted a plan of liquidation, resolved to redeem all outstanding shares of its Class A cumulative preferred stock (including all accrued and unpaid dividends due through the date of redemption), resolved to repurchase all inactive common stock, resolved to partially redeem common stock, resolved to pay a dividend on common stock, resolved to redeem all special membership interests (including all accrued and unpaid dividends due through the date of redemption) and resolved to make an advance of approximately $80.0 million to members from the capital gain distribution received from Holdings LLC. These actions are expected to be completed by March 31, 2010.

RESULTS OF OPERATIONS - SECOND QUARTER 2010 COMPARED TO SECOND QUARTER 2009

Net sales, cost of sales and gross profit: Net sales decreased from $0.8 million in the quarter ended December 27, 2008 to $0.1 million in the quarter ended December 26, 2009, and cost of sales decreased from $0.7 million in the quarter ended December 27, 2009 to $0.1 million in the quarter ended December 26, 2009, due to lower volumes.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members, which result in margin being earned by the Cooperative. The Cooperative earned $54,000 in margin during the quarter ended December 26, 2009 and $238,000 in margin during the quarter ended December 27, 2008. The decrease resulted from volume differences.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.5 million for each of the quarters ended December 26, 2009 and December 27, 2008.

Distribution from Holdings LLC: On December 23, 2009, Holdings LLC sold its interest in Birds Eye to Pinnacle Foods and Pro-Fac received a distribution from Holdings LLC of approximately $238.4 million.

Investment income: Investment income decreased from $0.1 million for the quarter ended December 27, 2008, to $2,000 for the quarter ended December 26, 2009, due to lower invested balances and interest rates. Investment income for the quarter ended December 26, 2009 included unrealized losses of approximately $5,000. Investment income for the quarter ended December 27, 2008, included unrealized gains of approximately $4,000.

Income taxes: See “Note 1. Description of Business and Summary of Significant Accounting Policies” in “Notes to Condensed Financial Statements” for a discussion of the Cooperative’s tax exempt status.

RESULTS OF OPERATIONS – FIRST SIX MONTHS 2010 COMPARED TO FIRST SIX MONTHS 2009

Net sales, cost of sales and gross profit: Net sales and cost of sales decreased in the six months ended December 26, 2009, compared to the six months ended December 27, 2008 due to lower volumes.

Margin on delivered product: The Cooperative negotiates certain sales transactions on behalf of its members, which result in margin being earned by the Cooperative. The Cooperative earned $83,000 in margin during the first six months of fiscal 2010 and $324,000 in margin during the first six months of fiscal 2009. The decrease resulted from lower volumes.

Selling, administrative, and general expense: Selling, administrative, and general expenses totaled $0.9 million and $1.0 million for the six months ended December 26, 2009 and December 27, 2008, respectively.

Investment income: Investment income decreased from $0.3 million for the six months ended December 27, 2008 to $10,000 for the six months ended December 26, 2009 due to lower invested balances and interest rates. Investment income for the six months ended December 26, 2009 included unrealized losses of approximately $5,000. Investment income for the six months ended December 27, 2008 included unrealized gains of approximately $4,000.

Distribution from Holdings LLC: On December 23, 2009, Holdings LLC sold its interest in Birds Eye to Pinnacle Foods and Pro-Fac received a distribution from Holdings LLC of approximately $238.4 million.

Income taxes: See “Note 1. Description of Business and Summary of Significant Accounting Policies” in “Notes to Condensed Financial Statements” for a discussion of the Cooperative’s tax exempt status.

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

The Cooperative accounts for its investment in Holdings LLC under the cost method of accounting. Under the cost method, distributions of earnings are reported as income and distributions that represent a return of capital reduce the carrying value of the investment, but not below zero. On December 23, 2009, Holdings LLC sold its interest in Birds Eye to Pinnacle Foods and Pro-Fac received a distribution from Holdings LLC of approximately $238.4 million.

Pro-Fac markets and sells its members’ crops to food processors. Under the provisions of ASC 605, “Reporting Revenue Gross Versus Net as an Agent”, the Cooperative records activity among its customers, itself and its members on a net basis. For transactions in which Pro-Fac acts a principal rather than an agent, sales and cost of sales are reported.

LIQUIDITY AND CAPITAL RESOURCES

As described in Note 3 to the Cooperative’s unaudited condensed financial statements included in Part I, Item 1. Financial Statements, of this report, Pro-Fac may borrow up to $2.0 million from M&T Bank and approximately $0.1 million (limited by collateral) from another cooperative. At December 26, 2009, Pro-Fac had no outstanding borrowings under either borrowing facility.

A discussion of “Statement of Cash Flows” for the six months ended December 26, 2009, follows:

Net cash provided by operating activities was $219.8 million for the first six months of fiscal year 2010 compared to cash used in operating activities of approximately $10.8 million in the first six months of fiscal year 2009. The change primarily results from the receipt of a $238.4 million distribution from Holdings LLC in the first six months of fiscal year 2010, partially offset by changes in investments and accounts receivable and payable related to member crop deliveries.

Net cash used in financing activities during the first six months of fiscal year 2010 consisted of payment of dividends of $0.6 million. During the first six months of fiscal year 2009, net cash used in financing activities consisted of a partial redemption of Class A cumulative preferred stock of $9.8 million and $1.5 million in dividends paid.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, Pro-Fac is not required to provide information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: Pro-Fac’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Pro-Fac’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, Pro-Fac’s Principal Executive and Principal Financial Officer concluded that Pro-Fac’s disclosure controls and procedures as of December 26, 2009 (the end of the period covered by this Report), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pro-Fac in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Pro-Fac’s management, including its Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting: There were no changes in Pro-Fac’s internal control over financial reporting identified during the quarter ended December 26, 2009, that materially affected, or are reasonably likely to materially affect, Pro-Fac’s internal control over financial reporting.

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

PRO-FAC COOPERATIVE, INC.

Date:	February 5, 2010	BY:	/s/ Stephen R. Wright

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